Form 10-Q/A
period 1995-03-31
WESTBRIDGE CAPITAL CORP
filed 1995-07-11
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549


                                         FORM 10-Q



                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                          OF THE SECURITIES EXCHANGE ACT OF 1934



                             For Quarter Ended March 31, 1995



                               Commission File Number 1-8538



                                 WESTBRIDGE CAPITAL CORP.
                  (Exact name of Registrant as specified in its Charter)



        DELAWARE                                  73-1165000
(State of Incorporation)             (I.R.S. Employer Identification No.)




   777 Main Street, Fort Worth, Texas                    76102
(Address of Principal Executive Offices)              (Zip Code)


                                      817-878-3300
                   (Registrant's Telephone Number, including Area Code)


                                 Not Applicable
(Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       YES  X           NO_____


Common Stock - Par Value $.10   5,948,758 Shares Outstanding at May 12, 1995

                                                                     Form 10-Q


Company or group of companies for which report is filed:


                                 WESTBRIDGE CAPITAL CORP.


      This quarterly report, filed pursuant to Rule 13a-13 and 15d-13 of the General Rules and Regulations under the Securities Exchange Act of l934, consists of the following information as specified in Form 10-Q:


                                                                       Page(s)

Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements.

      1.  Consolidated Balance Sheets at March 31, 1995,
          December 31, 1994 and March 31, 1994.                           3-4

      2.  Consolidated Statements of Operations for the
          Three Months Ended March 31, 1995 and 1994.                       5

      3.  Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1995 and 1994.                     6-7

      4.  Notes to Consolidated Financial Statements.                     8-9

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                     10-16


Part II - OTHER INFORMATION

      Item 1 - Legal Proceedings.                                          17

      Item 6 - Exhibits and Reports on Form 8-K.                           17

                                  WESTBRIDGE CAPITAL CORP.
                                CONSOLIDATED BALANCE SHEETS
                                      (In thousands)
                                        (Unaudited)

                                          ASSETS


                                             March 31,  December 31,  March 31,
                                               1995         1994        1994
Investments:
  Fixed maturities:
    Available-for-sale, at market
      value (amortized cost $11,187,
      $11,310 and $15,047)                   $ 11,051     $ 10,787     $15,509
    Held-to-maturity, at amortized
      cost (market value $77,806,
      $75,238 and $36,515)                     80,113       80,377      36,551
  Equity securities, at market                    470          469         466
  Investment in Freedom Holding Company,
    on the equity basis                         5,915        5,945       5,685
  Mortgage loans on real estate                   749          768         832
  Investment real estate                          141          141         141
  Policy loans                                    287          291         285
  Short-term investments                        6,609        7,189         179
                                              -------      -------      ------
      Total Investments                       105,335      105,967      59,648

Cash                                            1,010        2,871       1,226
Notes receivable from related parties               -            -          37
Accrued investment income                       1,703        1,924       1,085
Receivables from agents, net of
  allowance for doubtful accounts               9,239        7,353       5,167
Deferred policy acquisition costs              61,610       58,654      31,847
Leasehold improvements and equipment, at
  cost, net of accumulated depreciation
  and amortization                              1,490        1,215         565
Other assets                                    9,974        9,597       3,993
                                              -------      -------     -------
      Total Assets                           $190,361     $187,581    $103,568
                                              =======      =======     =======

    The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                                CONSOLIDATED BALANCE SHEETS
                             (In thousands, except share data)
                                        (Unaudited)

             LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                              March 31,  December 31,  March 31,
                                                1995         1994        1994
Liabilities:
  Policy liabilities and accruals:
   Future policy benefits                     $ 63,200    $ 62,893    $ 34,684
   Claims                                       40,355      41,387      11,389
                                               -------     -------     -------
                                               103,555     104,280      46,073

Accumulated policyholders' funds                   362         372         364
Other liabilities                                7,870       8,678       6,718
Deferred income taxes                            2,968       3,231       2,817
Senior subordinated debentures,
  net of unamortized discount                        -      24,665      24,480
Senior subordinated notes, net of
  unamortized discount due, 2002                19,206           -           -
                                               -------     -------      ------
      Total Liabilities                        133,961     141,226      80,452

Redeemable Preferred Stock                      20,000      20,000           -

Stockholders' Equity:
  Common stock, ($.10 par value, 30,000,000
    shares authorized; 5,949,758, 4,430,458
    and 4,315,373 shares issued)                   595         443         432
  Capital in excess of par value                29,125      19,328      19,541
  Unrealized appreciation (depreciation) of
    investments carried at market value             45        (147)        501
  Retained earnings                              6,805       6,901       2,812
                                                ------      ------      ------
                                                36,570      26,525      23,286
  Less - Aggregate of shares held in
    treasury and investment by affiliate
    in Westbridge Capital Corp. common
    stock (28,600 shares at March 31, 1995,
    December 31, 1994 and March 31, 1994,)
    at cost                                       (170)       (170)       (170)
                                               -------     -------     -------
      Total Stockholders' Equity                36,400      26,355      23,116

      Total Liabilities, Redeemable Preferred
        Stock and Stockholders' Equity        $190,361    $187,581    $103,568
                                               =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                             (In thousands, except share data)
                                        (Unaudited)
                                                           Three Months Ended
                                                                March 31,
                                                             1995        1994
Revenues:
  Premiums:
    First-year                                             $ 5,959     $ 2,755
    Renewal                                                 21,975      14,446
                                                            ------      ------
                                                            27,934      17,201

  Net investment income                                      1,820         872
  Fee and service income                                       432         445
  Net realized gains (losses) on investments                   (61)         62
  Other income                                                   6           3
                                                            ------      ------
                                                            30,131      18,583
                                                            ------      ------
Benefits, claims and expenses:
  Benefits and claims                                       16,328       8,255
  Amortization of deferred policy acquisition costs          2,890       1,509
  Commissions                                                3,099       2,334
  General and administrative expenses                        5,052       3,618
  Taxes, licenses and fees                                   1,080         592
  Interest expense                                             720         681
                                                            ------      ------
                                                            29,169      16,989
                                                            ------      ------
Income before income taxes, equity in earnings of
  Freedom Holding Company and extraordinary item               962       1,594
Provision for income taxes                                     327         533
Equity in Freedom Holding Company                               89          85
                                                            ------      ------
Net income before extraordinary item                           724       1,146

Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $210                   407           -
                                                            ------      ------
      Net income                                           $   317     $ 1,146
                                                            ======      ======
Preferred stock dividends                                      413           -
Income (loss) applicable to common stockholders            $   (96)    $ 1,146
                                                            ======      ======
Earnings per common share:
  Primary:
    Income before extraordinary item                       $   .06     $   .25
    Extraordinary item                                        (.08)          -
                                                            ------      ------
      Net earnings (loss)                                  $  (.02)    $   .25
                                                            ======      ======
  Fully diluted:
    Income before extraordinary item                       $   .10     $   .25
    Extraordinary item                                        (.06)          -
                                                            ------      ------
      Net earnings                                         $   .04     $   .25
                                                            ======      ======
Weighted average shares outstanding:
  Primary                                                5,125,000   4,625,000
  Fully diluted                                          7,444,000   4,625,000

   The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                             1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $  317    $  1,146
  Adjustments to reconcile net income to cash
    used for operating activities:
      Decrease in policy liabilities and accruals             (725)     (2,224)
      Amortization of deferred policy acquisition costs      2,890       1,509
      Additions to deferred policy acquisition costs        (5,846)     (1,867)
      Increase (decrease) in deferred income taxes            (263)        334
      Depreciation expense                                     111          63
      Increase in receivables from agents                   (1,886)       (217)
      Increase in other assets                                (377)       (653)
      Equity in earnings of Freedom Holding Company             30         (85)
      Decrease in other liabilities                           (808)       (953)
      Other, net                                               (31)        271
                                                             -----       -----
      NET CASH USED FOR OPERATING ACTIVITIES                (6,588)     (2,676)
                                                             -----       -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investments sold:
    Fixed maturities, classified as
      hold-to-maturity, called or matured                      248           -
    Fixed maturities, classified as
      available-for-sale, called or matured                     13       1,175
    Fixed maturities, classified as
      available-for-sale, sold                                 952       2,933
    Short-term investments, sold or matured                  2,934       1,473
    Other investments, sold or matured                          24          34
  Cost of investments acquired                              (3,207)     (8,204)
  Notes receivable from related parties                          -       1,344
  Additions to leasehold improvements and
    equipment, net of retirements                             (386)        (64)
                                                             -----       -----
      NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES     578      (1,309)
                                                             -----       -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (retirement) of debentures, at par              (25,000)      5,000
  Issuance of subordinated notes                            19,200           -
  Issuance of common stock                                   9,949          82
  Purchase and cancellation of common stock                      -         (19)
                                                            ------      ------
      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                 4,149       5,063
                                                            ------      ------
      INCREASE (DECREASE) IN CASH DURING PERIOD             (1,861)      1,078

      CASH AT BEGINNING OF PERIOD                          $ 2,871     $   148
                                                            ------       -----
      CASH AT END OF PERIOD                                $ 1,010     $ 1,226
                                                            ======      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for (in thousands):
    Interest                                               $ 1,778     $ 1,200
    Income taxes                                           $     3     $     -


   The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)



Supplemental Schedule Of Non-Cash Investing Activities:

The Company purchased a block of supplemental health insurance in the first quarter of 1994. This purchase resulted in the Company disbursing assets and assuming the liabilities as follows:

       Investments                                                  $  545,000
       Policy reserves                                              $2,626,000



   The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)



NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFI"), and American Insurance Company of Texas ("AICT"), Westbridge's primary insurance subsidiaries, are involved in various claims and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

NOTE 3 - ACQUISITION OF NFI AND AICT

On April 12, 1994, Westbridge consummated the acquisition (the "Acquisition") of all of the outstanding capital stock of NFI and its wholly owned subsidiary AICT. NFI and AICT are health insurers domiciled in the state of Texas. The Acquisition has been accounted for under the purchase method and, accordingly, the operating results of NFI and AICT have been included in the consolidated operating results since the date of acquisition.

NOTE 4 - FINANCING ACTIVITY

On February 28, 1995, the Company issued 1,500,000 shares of its Common Stock in an underwritten public offering. The shares of Common Stock were issued at a price of $7.00 per share, less an underwriting discount of $.42 per share.

Also on February 28, 1995, the Company issued $20,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2002 (the "Notes"), in an under-written public offering. The Notes were issued at par, less an underwriting discount of 4%.

The Company may redeem the Notes at any time on or after March 1, 1998, upon 30 days' written notice, at par plus accrued interest. Upon the death of any holder of the Notes, the Company will repay such holder's Notes at par plus accrued interest. The Company is not obligated to redeem more than $50,000 in principal amount per holder per calendar year or in aggregate for all holders more than $250,000 in principal amount per calendar year. The Notes contain certain covenants which limit the Company's ability to, (i) incur certain types of indebtedness, (ii) pay dividends or make distributions to holders of the Company's equity securities, or (iii) consolidate, merge, or transfer all or substantially all of the Company's assets. The Notes also contain covenants which require the Company to maintain, (i) a minimum amount of liquid assets, (ii) a minimum consolidated net worth, and (iii) a minimum fixed charge ratio.

Concurrent with the Common Stock and Note offerings, on February 28, 1995 the Company placed funds in escrow sufficient to cover all remaining principal and interest payments on its outstanding 11.7% Senior Subordinated Debentures due 1996, which were called for redemption on March 30, 1995. The redemption price was par plus accrued interest. This redemption prior to scheduled maturity resulted in a loss from early extinguishment of debt. The loss related to amortization of the remaining original issue discount and write-off of deferred financing costs, offset in part by interest earned on the funds in escrow. This loss is reported, net of tax, as an extraordinary item on the accompanying statement of operations.

As a result of the issuance of the Common Stock, the conversion rate of the Series A Preferred Stock has been adjusted. The Series A Preferred Stock is now convertible into 2,378,120 shares of Common Stock.

NOTE 5 - EARNINGS PER SHARE

Primary income before extraordinary item. Calculated by dividing net income before extraordinary item, less preferred stock dividends, by primary weighted average shares outstanding. Primary weighted average shares outstanding do not assume the conversion to Common Stock of the Series A Preferred Stock

Fully diluted income before extraordinary item. Calculated by dividing net income before extraordinary item by fully diluted weighted average shares outstanding. The preferred stock dividend is not deducted from income for the fully diluted calculation, but the fully diluted averages shares outstanding number is larger. The fully diluted calculation assumes the conversion of the Series A Preferred Stock to Common Stock at the beginning of the period. Were such a conversion to occur a) preferred dividends would not be paid, and are therefore not deducted from earnings for the calculation and b) there would be a greater number of shares of Common Stock outstanding as a result of the conversion.

At March 31, 1995, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

                                  WESTBRIDGE CAPITAL CORP.
                          MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW AND COMPARABILITY OF PERIODS

Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") through its subsidiaries and affiliated companies, principally underwrites and sells specialized health insurance products to supplement medical expense coverage usually provided by employers and government programs. The Company's insurance subsidiaries and affiliates include the following:

     * National Foundation Life Insurance Company ("NFL") - A wholly-owned subsidiary of the Company which is engaged primarily in the sale of accident and health insurance.

     * National Financial Insurance Company ("NFI") and its wholly-owned subsidiary, American Insurance Company of Texas ("AICT") - These companies were acquired by the Company in April, 1994 (the "Acquisition"). NFI and AICT are engaged in the sale of new policies and the administration of blocks of insurance business which are substantially similar to the business administered by NFL.

     * Freedom Holding Company ("FHC") - The Company owns a 40% interest in FHC, which in turn, owns 100% of Freedom Life Insurance Company of America ("FLICA"). FLICA is engaged primarily in the sale of Cancer and Specified Disease Products.

The Company's major product lines are Cancer and Specified Disease Products, Medical Expense Products and Medicare Supplement Products. Cancer and Specified Disease Products include policies designed to provide daily indemnity for hospital confinement and convalescent care for treatment of specified diseases, as well as "event specific" policies designed to provide daily indemnity for confinement in an intensive care unit or to provide a fixed benefit in the case of accidental death. Medical Expense Products include policies providing reimbursement for various costs of medical and hospital care, catastrophic nursing care and home health care. Medicare Supplement Products are designed to reimburse for the expenses not covered by the Medicare program.

The Company also derives revenue through fee and service income from other insurance related activities. The Company's marketing subsidiaries include the following:

     * LifeStyles Marketing Group, Inc. ("LMG") - LMG is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medical Expense Products primarily for NFL but also for non-affiliated insurance carriers. LMG is 51% owned by the Company.

     * Senior Benefits, LLC ("SBL") - SBL is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFL. SBL was formed in November, 1993.The Company holds a 50% ownership interest in SBL.

     * American Senior Security Plans, LLC ("ASSP") - ASSP is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFI. ASSP was formed in November, 1994. The Company holds a 50% ownership interest in ASSP.

Due to the size and the timing of the Acquisition, the Company's results of operations for the three months ended March 31, 1995 compared to the corresponding period in the prior year show significant increases in certain revenues and expenses. Generally, as a result of the acquisition of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums, net investment income and net realized gains on investments, and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired businesses run off.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                                   Three Months Ended
                                                        March 31,
                                                 1995              1994
     Company-Issued Policies:
       First-year premiums                     $ 5,922           $ 2,750
       Renewal premiums                          8,700             8,838
                                                ------            ------
         Total Company-issued policies          14,622            11,588
                                                ------            ------
     Acquired Policies:
       American Integrity                        2,881             3,963
       Life and Health                             552               653
       Dixie National Life                         927               997
       NFI and AICT                              8,952                 -
                                                ------            ------
         Total acquired policies                13,312             5,613
                                                ------            ------
           Total Premiums                      $27,934           $17,201
                                                ======            ======

During the three months ended March 31, 1995, the Company incurred an extraordinary loss of $407,000, or $.06 per fully diluted share, as a result of the Company's early redemption of its 11.7% Senior Subordinated Debentures. In addition, the Company experienced significantly lower net income before the extraordinary item from the prior year period. The decrease in net income before the extraordinary item resulted primarily from an increase in expenses due to the Company's increased marketing efforts. The Company has recently expanded its agency network from four to ten agencies and, in anticipation of increased premiums, incurred expenses relating to marketing activities. Due to the normal lag between the incurrence of these expenses and the expected additional premiums, overall expenses as a percentage of revenue increased significantly during the quarter. The Company expects to receive additional premiums sufficient to offset these increased expenses by the end of 1995, however no assurance can be given that sufficient premiums will be received.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared With Three Months Ended March 31,
1994

Premiums. Premiums increased $10.7 million, or 62.4%, from $17.2 to $27.9 million. This increase was due primarily to an increase in total acquired policy premiums of $7.7 million, or 137.2%, and an increase in first-year premiums for Company-issued policies of $3.2 million, or 115.3%

The increase in total acquired policy premiums resulted from premiums of $9.0 million from the policies obtained in the Acquisition, offset by decreases in other acquired blocks of $1.3 million, or 22.3%, due to policy lapses or cancellations.

The increase in first-year premiums resulted primarily from increases of $2.2 million, or 785.6%, in first-year Medicare Supplement premiums generated by Senior Benefits and $850,000, or 340.0%, in first-year premiums on policies reinsured from FLICA, and $207,000 of first-year Medical Expense premiums written in NFI and AICT.

The decrease in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) was primarily due to a decrease of $235,000, or 30.6%, for pre-1987 Medical Expense Products, and a decrease of $143,000, or 4.1%, for Cancer and Specified Disease Products written directly by the Company. These decreases were offset, in part, by an increase of $226,000, or 10.1%, in renewal premiums for Medical Expense Products sold by LifeStyles Marketing.

Net Investment Income. Net investment income increased $948,000, or 108.7%, from $872,000 to $1.8 million due primarily to investment income of $937,000 earned on the investment assets acquired in the Acquisition.

Fee and Service Income. Fee and service income remained relatively consistent with the comparable 1994 period.

Benefits and Claims. Benefits and claims increased $8.1 million, or 97.8%, from $8.3 million to $16.3 million. This increase was due primarily to benefits and claims of $6.2 million on the policies acquired in the Acquisition, and $2.4 million on the Medicare Supplement Products marketed by Senior Benefits which was insignificant in the corresponding period in 1994. Also contributing was an increase in benefits and claims of $1.0 million, or 414.4%, for Cancer and Specified Disease Products reinsured from FLICA.
These increases were offset, in part, by decreases in benefits and claims of $857,000, or 27.6%, for the previously acquired Medicare Supplement Products, and $1.0 million, or 71.6%, for Cancer and Specified Disease Products issued directly by the Company.

Amortization of DPAC. Amortization of DPAC increased $1.4 million, or 91.5%, from $1.5 million to $2.9 million. This increase was due primarily to $1.1 million of amortization expense attributable to the policies acquired in the Acquisition, which was not present in the corresponding period in 1994. Also contributing were increases in amortization of DPAC of $138,000 or 113.1% for Cancer and Specified Disease Products reinsured from FLICA, $100,000 or 20.1% for LifeStyles Products, and $97,000 or 178.4% for Medicare Supplement Products marketed by Senior Benefits.

Commissions.  Commissions increased $765,000, or 32.8%, from $2.3 million to

$3.1 million due primarily to $747,000 of commissions on the policies acquired in the Acquisition, and to an increase of $18,000, or 0.8% in other commissions.

Before elimination of intercompany revenues and expenses in consolidation, commissions increased $147,000, or 5.2%, in NFL and increased $5,000, or 0.1%, in LifeStyles Marketing. An increase of $13,000, or 0.1%, in commissions paid to LifeStyles Marketing by NFL was eliminated in consolidation.

The increase in commissions paid by NFL resulted primarily from an increase of $253,000 on Medicare Supplement Products marketed by Senior Benefits, which was not significant in the comparable 1994 period, and by an increase of $162,000 or 48.6% on Cancer and Specified Disease Products reinsured from FLICA. These increases were offset, in part, by decreases of $170,000 or 26.4% on the previously acquired Medicare Supplement Products, and $46,000 or 4.8% on Cancer and Specified Disease Products issued directly by the Company.

General and Administrative Expenses. General and administrative expenses increased $1.4 million, or 39.6%, from $3.6 million to $5.1 million due primarily to the costs associated with the administration of the policies acquired in the Acquisition and to costs associated with increased marketing operations.

Taxes, Licenses and Fees. Taxes, licenses and fees increased $488,000, or 82.4%, from $592,000 to $1.1 million due primarily to the additional taxes on the premiums associated with the policies acquired in the Acquisition.

Interest Expense. Interest expense remained relatively consistent with the comparable 1994 period. The remaining 1995 periods should reflect lower interest expense as a result of issuing $20,000,000 of 11% debt, and retiring $25,000,000 of 11.7% debt in the first quarter of 1995.

Provision for Income Taxes. The provision for income taxes decreased $206,000, or 38.6%, from $533,000 to $327,000 due primarily to the decrease in pre-tax income.

FINANCIAL CONDITION

Liquidity and Capital Resources

Westbridge

Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the outstanding capital stock of NFL and NFI, of which it is the sole stockholder. NFL also owns a 40% interest in Freedom Holding Company. AICT is a wholly-owned subsidiary of NFI. Westbridge's primary sources of funds are dividends from its insurance subsidiaries, advances due from subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Additional cash is periodically provided from the sale of short-term investments. Management expects that Westbridge may, for the foreseeable future, rely to a significant extent on dividends from its insurance subsidiaries to meet its obligations. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock and taxes. The Senior Subordinated Notes mature in March 2002 and the Series A Preferred Stock is subject to mandatory redemption in April, 2004.

Dividend payments from Westbridge's principal insurance subsidiaries, NFL, NFI and AICT are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. NFI and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment.

In September 1994, NFL paid to Westbridge an extraordinary dividend in the amount of $2.0 million. The Company does not believe that receipt of this dividend is an indication of, and the Company is not in a position to assess, the likelihood of obtaining approval for the payment of extraordinary dividends in the future.

As of December 31, 1994, NFL had negative earned surplus as a result of historical losses. Regardless of this negative earned surplus, for the fore-seeable future, NFL must seek the approval of the Delaware insurance commissioner prior to making any dividend payments. As of December 31, 1994, AICT had the ability to pay to NFI, without prior regulatory approval, $641,000 in dividends during 1995, none of which has been paid. As of December 31, 1994, NFI has the ability to pay Westbridge, without prior regulatory approval, $1.1 million in 1995, none of which has been paid.

Westbridge believes that its near-term cash requirements, including interest payments on the Senior Subordinated Notes and dividend payments on the Series A Preferred Stock will be met through operating cash flows, repayments of advances due from subsidiaries, payments relating to the surplus certificate and dividends received from the Insurance Subsidiaries.

Insurance Subsidiaries

The primary sources of cash for the insurance subsidiaries are premiums, income on investment assets and fee and service income. Additional cash is periodically provided from the sale of short-term investment assets and could, if necessary, be provided through the sale of long-term investment assets. However, the Company's investment policy is to hold its long-term securities to maturity. The insurance subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses and taxes.

Consolidated

A significant portion of the Company's premiums for the three months ended March 31, 1995 related to policies obtained through closed blocks of insurance policies and through the Acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancellations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies. In an effort to expand the marketing of its products, the Company has had discussions with other general agency networks. Any such expansion may involve the creation of new subsidiaries, joint ventures or similar business arrangements, and is expected to involve cash expenditures by the Company. There can be no assurance that any such additional relationships will be formed or, if formed, that they will result in increased sales or be profitable for the Company.

Net cash used for operations aggregated $6.6 million in the first quarter of 1995 compared to $2.7 million for the first quarter of 1994. This increase was primarily a result of increases to deferred policy acquisition costs and receivables from agents resulting from higher levels of new business production compared to the same period in the prior year.

Net cash provided by investing activities for the three months ended March 31, 1995, totaled $578,000, compared to net cash used for investing activities of $1.3 million in the same 1994 period. This difference was primarily the result of more cash generated from the sale or maturity of investment assets in the 1995 period than was used for the purchase of investment assets. In the comparable 1994 period, more cash was used for the purchase of investment assets than was generated from the sale or maturity of investment assets. This was partially offset, in 1994, by cash generated from the repayment of notes receivable from related parties.

Net cash provided by financing activities was $4.1 million for the three months ended September 30, 1994, compared to $5.1 million for the prior year first quarter. In the 1995 first quarter, a total of $29.1 million of cash was provided by the issuance of 1,500,000 shares of Common Stock, and $20.0 million principal amount of Senior Subordinated Subordinated Notes, due 2002. Also in the 1995 first quarter, $25.0 million of cash was used to retire, prior to maturity, the 11.7% Senior Subordinated Debentures due 1996. In the 1994 first quarter, $5.0 million of cash was provided from the sale by NFL, to a non-affiliated party, of $5.0 million principal amount of Senior Subordinated Debentures, which had previously been held by NFL in its investment portfolio.


The Company believes that its near-term cash requirements will be met through a combination of operating and investing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating and investing cash flows. Additional capital may be necessary to consummate future growth through acquisitions. There can be no assurance that opportunities for future opportunities for acquisitions will arise or that additional capital to consummate such acquisitions will be available.

The Company had no significant high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of March 31, 1995 and it is the Company's policy not to invest in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's policy is to hold its investments to maturity and, therefore, absent redemptions of such investments prior to maturity, or loss experience materially in excess of, or at times materially sooner than expected, such changes should not impact the Company's ability to meet its future policyholder benefit obligations.

Part II



     ITEM 1 - Legal Proceedings (see Part I - Note 2 to the Consolidated Financial Statements)

     ITEM 6 - Exhibits and Reports on Form 8-K

              (a) Exhibits

                  None.

              (b) Reports on Form 8-K

                  No Form 8-K was required to be filed during the period.

                                                                     Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          WESTBRIDGE CAPITAL CORP.





                                           /s/ Michael C. Batte
                                          Michael C. Batte
                                          Vice President, Chief Financial
                                          Officer and Treasurer
                                          (On Behalf of the Registrant and as
                                          Principal Financial and Accounting
                                          Officer)



















Dated at Fort Worth, Texas
May 15, 1995