Form 10-Q
period 1995-06-30
WESTBRIDGE CAPITAL CORP
filed 1995-08-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended June 30, 1995


                         Commission File Number 1-8538

                           WESTBRIDGE CAPITAL CORP.
            -----------------------------------------------------
            (Exact name of Registrant as specified in its Charter)


        DELAWARE                           73-1165000
------------------------      -----------------------------------
(State of Incorporation)      (I.R.S. Employer Identification No.)


   777 Main Street, Fort Worth, Texas                   76102
-----------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)


                           817-878-3300
        ----------------------------------------------------
        (Registrant's Telephone Number, including Area Code)

                           800-437-8690
----------------------------------------------------------------------------
(Registrant's Shareholder and Investor Relations Toll Free Telephone Number)


                          Not Applicable
--------------------------------------------------------------------------
(Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.            YES  X           NO_____


                         Common Stock - Par Value $.l0
                5,986,458 Shares Outstanding at August 10, 1995

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

                                                                      Pages(s)

Part I - FINANCIAL INFORMATION

      Item 1 - Financial Statements.

      1.  Consolidated Balance Sheets at June 30, 1995,
          December 31, 1994 and June 30, 1994.                             3-4

      2.  Consolidated Statements of Operations for the
          Three and Six Months Ended June 30, 1995 and 1994.                 5

      3.  Consolidated Statements of Cash Flows for the
          Three and Six Months Ended June 30, 1995 and 1994.               6-7

      4.  Notes to Consolidated Financial Statements.                     8-10

      Item 2 - Management's Discussion and Analysis of
               Financial Condition and Results of Operations.            11-17

Part II - OTHER INFORMATION

      Item 1 - Legal Proceedings.                                           18

      Item 4 - Results of Votes of Security Holders.                        18

      Item 6 - Exhibits and Reports on Form 8-K.                            18

                           CONSOLIDATED BALANCE SHEETS
                                (In thousands)
                                  (Unaudited)

                                    ASSETS

                                               June 30,  December 31,  June 30,
                                                 1995        1994        1994
Investments:
  Fixed maturities:
    Available-for-sale, at market
      value (amortized cost $11,149
      $11,310 and $12,620)                    $ 11,617    $ 10,787    $ 12,546
    Held-to-maturity, at amortized
      cost (market value $78,024
      $75,238 and $75,322)                      76,882      80,377      77,289
  Equity securities, at market                     547         469         465
  Investment in Freedom Holding Company,
    on the equity basis                          6,001       5,945       5,771
  Mortgage loans on real estate                    732         768         806
  Investment real estate                           141         141         141
  Policy loans                                     289         291         286
  Short-term investments                         3,192       7,189      15,005
                                               -------     -------     -------
      Total Investments                         99,401     105,967     112,309

Cash                                                92       2,871       2,662
Accrued investment income                        1,771       1,924       2,102
Receivables from agents, net of
  allowance for doubtful accounts               11,150       7,353       5,482
Deferred policy acquisition costs               48,214      58,654      61,365
Leasehold improvements and equipment,
  at cost, net of accumulated depreciation
  and amortization                               1,576       1,215         555
Other assets                                    12,383       9,597       7,294
                                              --------    --------    --------
      Total Assets                            $174,587    $187,581    $191,769
                                              ========    ========    ========

  The accompanying notes are an integral part of these financial statements.

                           WESTBRIDGE CAPITAL CORP.
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

       LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                               June 30,  December 31,  June 30,
                                                 1995        1994        1994
Liabilities:
  Policy liabilities and accruals:
   Future policy benefits                     $ 45,412    $ 62,893    $ 63,771
   Claims                                       39,248      41,387      43,179
                                              --------    --------    --------
                                                84,660     104,280     106,950

Accumulated policyholders' funds                   360         372         372
Other liabilities                                9,134       8,678       8,149
Deferred income taxes                            3,326       3,231       7,646
Senior subordinated debentures,
  net of unamortized discount                        -      24,665      24,538
Senior subordinated notes, due 2002
  net of unamortized discount                   19,225           -           -
                                              --------    --------    --------
      Total Liabilities                        116,705     141,226     147,655

Redeemable Preferred Stock                      20,000      20,000      20,000

Stockholders' Equity:
  Common stock, ($.l0 par value, 30,000,000
    shares authorized; 5,950,258, 4,430,458
    and 4,328,873 shares issued)                   595         443         433
  Capital in excess of par value                29,126      19,328      19,567
  Unrealized appreciation (depreciation) of
    investments carried at market value            520        (147)        146
  Retained earnings                              7,811       6,901       4,138
                                              --------    --------    --------
                                                38,052      26,525      24,284
  Less - Aggregate of shares held in
    treasury and investment by affiliate
    in Westbridge Capital Corp. common
    stock (28,600 shares at June 30, 1995,
    December 31, 1994 and June 30, 1994),
    at cost                                       (170)       (170)       (170)
                                              --------    --------    --------
      Total Stockholders' Equity                37,882      26,355      24,114

      Total Liabilities, Redeemable
        Preferred Stock and Stockholders'
        Equity                                $174,587    $187,581    $191,769
                                              ========    ========    ========

  The accompanying notes are an integral part of these financial statements.

                           WESTBRIDGE CAPITAL CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)
                                                Three Months Ended        Six Months Ended
                                                     June 30,                 June 30,
                                                ------------------        ----------------
                                                 1995        1994         1995       1994
                                                ------------------        ----------------
Revenues:
  Premiums:
    First-year                                 $ 7,497     $ 3,396     $13,456     $ 6,151
    Renewal                                     21,379      23,367      43,354      37,813
                                               -------     -------     -------     -------
                                                28,876      26,763      56,810      43,964

  Net investment income                          1,764       1,460       3,584       2,332
  Fee and service income                           458         379         890         824
  Net realized gains (losses) on investments       (11)        131         (72)        193
  Other income                                      (1)         30           5          33
                                               -------     -------     -------     -------
                                                31,086      28,763      61,217      47,346
                                               -------     -------     -------     -------
Benefits, claims and expenses:
  Benefits and claims                           17,181      14,841      33,509      23,096
  Amortization of deferred
    policy acquisition costs                     3,058       2,557       5,948       4,066
  Commissions                                    2,715       3,031       5,814       5,365
  General and administrative expenses            4,559       4,129       9,611       7,747
  Taxes, licenses and fees                         986         985       2,066       1,577
  Interest expense                                 570         788       1,290       1,469
                                               -------     -------     -------     -------
                                                29,069      26,331      58,238      43,320
                                               -------     -------     -------     -------
Income before income taxes, equity in
  earnings of Freedom Holding Company
  and extraordinary item                         2,017       2,432       2,979       4,026
Provision for income taxes                         686         827       1,013       1,360
Equity in Freedom Holding Company                   87          86         176         171
                                               -------     -------     -------     -------
Net income before extraordinary item             1,418       1,691       2,142       2,837

Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $210         -           -         407           -
                                               -------     -------     -------     -------
      Net Income                               $ 1,418     $ 1,691     $ 1,735     $ 2,837
                                               =======     =======     =======     =======
Preferred stock dividends                          412         365         825         365
Income applicable to common stockholders       $ 1,006     $ 1,326     $   910     $ 2,472
                                               =======     =======     =======     =======
Earnings per common share:
  Primary:
    Income before extraordinary item           $   .17     $   .29     $   .24     $   .53
    Extraordinary item                               -           -        (.08)          -
                                               -------     -------     -------     -------
      Net Earnings                             $   .17     $   .29     $   .16     $   .53
                                               =======     =======     =======     =======
  Fully diluted:
    Income before extraordinary item           $   .17     $   .26     $   .27     $   .50
    Extraordinary item                               -           -        (.05)          -
                                               -------     -------     -------     -------
      Net Earnings                             $   .17     $   .26     $   .22     $   .50
                                               =======     =======     =======     =======
Weighted average shares outstanding:
  Primary                                        6,079       4,619       5,602       4,622
  Fully diluted                                  8,457       6,628       7,951       5,632

        The accompanying notes are an integral part of these financial statements.

                                 WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)
                                        (Unaudited)
                                                   Three Months Ended       Six Months Ended
                                                        June 30,                June 30,
                                                  -------------------     -------------------
                                                    1995        1994        1995        1994
                                                  -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $ 1,418     $ 1,691     $ 1,735     $ 2,837
  Adjustments to reconcile net income
  to cash used for operating activities:
    Decrease in policy liabilities and accruals      (895)     (1,806)     (1,620)     (4,030)
    Amortization of deferred policy
      acquisition costs                             3,058       2,557       5,948       4,066
    Additions to deferred policy
      acquisition costs                            (5,662)     (3,213)    (11,508)     (5,080)
    Increase in deferred income taxes                 358         418          95         752
    Depreciation expense                              123          70         234         133
    Increase in receivables from agents            (1,911)       (315)     (3,797)       (532)
    Increase in other assets                       (2,409)     (3,301)     (2,786)     (3,954)
    Equity in earnings of Freedom Holding Company     (86)        (86)        (56)       (171)
    Net realized (gains) losses on investments         14        (131)         72        (193)
    Increase (decrease) in other liabilities         (748)      1,437      (1,556)        484
    Other, net                                       (685)       (359)       (774)        (26)
                                                   ------      ------      ------      ------
    NET CASH USED FOR OPERATING ACTIVITIES         (7,425)     (3,038)    (14,013)     (5,714)
                                                   ------      ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of NFI and AICT                           -     (20,178)          -     (20,178)
  Proceeds from investments sold:
    Fixed maturities, classified as
      hold-to-maturity, called or matured             271       1,140         519       1,140
    Fixed maturities, classified as
      available-for-sale, called or matured            64         193          77       1,368
    Fixed maturities, classified as
      available-for-sale, sold                      2,987       2,225       3,939       5,158
    Short-term investments, sold or matured         7,596      33,584      10,530      35,057
    Other investments, sold or matured                 14          26          38          60
  Cost of investments acquired                     (4,217)    (32,520)     (7,424)    (40,724)
  Notes receivable from related parties                 -          37           -       1,381
  Additions to leasehold improvements
    and equipment, net of retirements                (209)        (60)       (595)       (124)
                                                   ------      ------      ------      ------
    NET CASH PROVIDED BY (USED FOR)
      INVESTING ACTIVITIES                          6,506     (15,553)      7,084     (16,862)
                                                   ------      ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (retirement) of debentures, at par           -           -     (25,000)      5,000
  Issuance of subordinated notes                        -           -      19,200           -
  Issuance of redeemable preferred stock                -      20,000           -      20,000
  Issuance of common stock                              1          27       9,950         109
  Purchase and cancellation of common stock             -           -           -         (19)
                                                   ------      ------      ------      ------
    NET CASH PROVIDED BY FINANCING ACTIVITIES           1      20,027       4,150      25,090
                                                   ------      ------      ------      ------
    INCREASE (DECREASE) IN CASH DURING PERIOD        (918)      1,436      (2,779)      2,514

    CASH AT BEGINNING OF PERIOD                     1,010       1,226       2,871         148
                                                   ------      ------      ------      ------
    CASH AT END OF PERIOD                         $    92     $ 2,662     $    92     $ 2,662
                                                   ======      ======      ======      ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for (in thousands):
      Interest                                       $560        $  7      $2,338      $1,207
      Income taxes                                   $325        $415      $  328      $  415

  The accompanying notes are an integral part of these financial statements.

                           WESTBRIDGE CAPITAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

The Company purchased the outstanding capital stock of a health insurer and its subsidiary in the second quarter of 1994 for a cash purchase price of $20.1 million. This purchase resulted in the Company receiving tangible assets and assuming liabilities as follows:

      Assets                   $61,293,000
      Liabilities              $72,199,000

The Company purchased a block of Supplemental Health insurance in the first quarter of 1994.  This purchase resulted in the Company disbursing assets and assuming liabilities as follows:
      Investments              $   545,000
      Policy liabilities       $ 2,626,000

        The accompanying notes are an integral part of these financial statements.

                           WESTBRIDGE CAPITAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Effective April 1, 1995, the Company recorded an adjustment to the liability for future policy benefits relating to insurance policies obtained in the Acquisition. The effect of this adjustment was to reduce the liability for future policy benefits and to reduce deferred policy acquisition costs by approximately $18,500,000.
The adjustment resulted from calculating the liability using current actuarial assumptions rather than the historical actuarial assumptions which were present at the time of the Acquisition. The difference is accounted for as an adjustment to the purchase price as it falls within the one-year "look-back" period following the Acquisition.

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

As a result of the issuance of the Common Stock, the conversion rate of the Series A Preferred Stock has been adjusted. The Series A Preferred Stock is now convertible into an aggregate of 2,378,120 shares of Common Stock.

NOTE 5 - EARNINGS PER SHARE

Primary Income Before Extraordinary Item. Calculated by dividing net income before extraordinary item, less preferred stock dividends, by primary weighted average shares outstanding. Primary weighted average shares outstanding do not assume the conversion to Common Stock of the Series A Preferred Stock.

Fully Diluted Income Before Extraordinary Item. Calculated by dividing net income before extraordinary item by fully diluted weighted average shares outstanding. The preferred stock dividend is not deducted from income for the fully diluted calculation, but the fully diluted averages shares outstanding number is larger. The fully diluted calculation assumes the conversion of the Series A Preferred Stock to Common Stock at the beginning of the period. Were such a conversion to occur, (a) preferred dividends would not be paid, and are therefore not deducted from earnings for the calculation and, (b) there would be a greater number of shares of Common Stock outstanding as a result of the conversion.

At June 30, 1995, the Series A Preferred Stock was convertible to
Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

                           WESTBRIDGE CAPITAL CORP.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OVERVIEW AND COMPARABILITY OF PERIODS

Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") through its subsidiaries and affiliated companies, principally underwrites and sells specialized health insurance products to supplement medical expense coverage usually provided by employers and government programs.
The Company's insurance subsidiaries and affiliates include the following:

     * National Foundation Life Insurance Company ("NFL") - A wholly-owned subsidiary of the Company which is engaged primarily in the sale and administration of accident and health insurance.

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

Due to the size and the timing of the Acquisition, the Company's results of operations for the six months ended June 30, 1995 compared to the corresponding period in the prior year show significant increases in certain revenues and expenses. Generally, as a result of the acquisition of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums, net investment income and net realized gains on investments, and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired businesses run off.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                  Three Months Ended  Six Months Ended
                                       June 30,            June 30,
                                     1995     1994      1995     1994
Company-Issued Policies:
  First-year premiums              $ 7,534  $ 3,377   $13,456  $ 6,127
  Renewal premiums                   9,071    8,549    17,771   17,387
                                    ------   ------    ------   ------
  Total Company-issued policies     16,605   11,926    31,227   23,514
                                    ------   ------    ------   ------
Acquired Policies:
  American Integrity                 2,399    3,217     5,280    7,180
  Life and Health                      569      693     1,121    1,346
  Dixie National Life                  886    1,106     1,813    2,103
  NFI and AICT                       8,417    9,821    17,369    9,821
                                    ------   ------    ------   ------
  Total acquired policies           12,271   14,837    25,583   20,450
                                    ------   ------    ------   ------
         Total Premiums            $28,876  $26,763   $56,810  $43,964
                                    ======   ======    ======   ======

RESULTS OF OPERATIONS

Three months and six months ended June 30, 1995 compared with three months and six months ended June 30, 1994

Premiums. Premiums increased $2.1 million or 7.9% for the second quarter of 1995, from $26.8 million to $28.9 million. This increase was due primarily to an increase in first-year premiums for Company-issued policies of $4.2 million, or 123.1%, offset, in part, by a decrease in total acquired policy premiums of $2.6 million, or 17.3%.

Premiums increased $12.8 million for the first six months of 1995, or 29.2%, from $44.0 million to $56.8 million. This increase was due primarily to an increase in first-year premiums for Company-issued policies of $7.3 million, or 119.6%, and an increase in total acquired policy premiums of $5.1 million, or 25.1%.

The decrease in total acquired policy premiums for the second quarter of 1995 when compared to the second quarter of 1994 was due primarily to decreases of $1.4 million, or 14.3%, in premiums from policies obtained in the acquisition of NFI and AICT and $818,000, or 25.4%, in premiums on the block of policies acquired from AII in September, 1992.

The increase in total acquired policy premiums for the first six months of 1995 when compared to the same period in 1994 was due primarily to the acquisition of NFI and AICT in April, 1994. The 1995 period included the operations of NFI and AICT for a full six months, while the prior year period included the operations from April 12, 1994.

The increase in first-year premiums for the second quarter of 1995 when compared to the second quarter of 1994 was due primarily to increases of $2.2 million, or 361.3%, in first-year Medicare Supplement premium generated for NFL by SBL, $1 million in first-year Medical expense premium written in NFI and AICT which was not present in the prior year period, $672,000, or 137.1%, in first-year Cancer and Specified Disease products reinsured from FLICA and $387,000, or 20.4%, in first-year Medical Expense premium generated by LMG. These increases were offset, in part, by a decrease of $114,000, or 29.2% in first-year premium for Cancer and Specified Disease Products written directly by NFL.

The increase in first-year premiums for the first six months of 1995 when compared to same period in 1994 was due primarily to increases $4.4 million, or 495.3%, in first-year Medicare Supplement premium generated for NFL by SBL, $1.5 million, or 205.7%, in first-year premiums assumed by NFL from FLICA, $1.2 million in first-year Medical expense premiums written in NFI and AICT which were not present in the prior yar period, and $380,000, or 10.2%, in first-year Medical Expense premiums generated by LMG. Offsetting these increases was a decrease of $209,000, or 26.3%, in first-year premium for Cancer and Specified Disease Products written directly by NFL.

The increase in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) for the second quarter of 1995 when compared to the second quarter of 1994 was primarily due to an increase of $439,000 in renewal Medicare Supplement premiums generated by SBL and $345,000, or 15.2%, in Medical Expense renewal premiums generated by LMG.

The increase in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) for the first six months of 1995 when compared to the first six months of 1994 were due primarily to $644,000 in renewal premiums for Medicare Supplement Products produced for NFL by SBL and $571,000, or 12.6%, in renewal Medical Expense premiums generated by LMG. These increases were offset, in part, by a decrease of $272,000, or 16.8%, in renewal premiums for Pre-1987 Medicare Supplement Products.

Net Investment Income.   Net investment income increased $304,000,
or 20.8%, in the quarter ended June 30, 1995, compared to the same period in 1994. This increase was due primarily to the acquired invested assets of NFIC and AICT being held in lower yielding short-term investments during a significant portion of the 1994 second quarter.

Net investment income increased $1.3 million, or 53.7%, in the six months ended June 30, 1995, when compared to the six months of 1994 due primarily to investment income earned on invested assets acquired in the acquisition of NFI and AICT in the second quarter of 1994.

Fee and Service Income. Fee and service income increased $79,000, or 20.8%, and $66,000, or 8.0%, respectively, in the three and six month periods ended June 30, 1995, compared to the same periods in 1994. These increases resulted primarily from increased commissions received by LMG from non-affiliated insurers.

Benefits and Claims. Benefit and claim expense increased $2.3 million, or 15.8%, in the second quarter of 1995 when compared to the second quarter of 1994. This increase resulted from $2.2 million, or 978.6%, benefit and claim expense for Medicare Supplement Products produced by SBL, $588,000, or 132.7%, for Cancer and Specified Disease Products assumed from FLICA, $424,000, or 28.4%, for LMG Medical Expense Products and $371,000, or 14.2%, for Acquired Medicare Supplement Products. Offsetting these increases were decreases of $606,000, or 9.5%, in Acquired Products for NFI and AICT and $580,000, or 57.7%, for Cancer and Specified Disease policies acquired from Dixie.

Benefit and claim expense increased $10.4 million, or 45.1%, in the first six months of 1995 when compared to the first six months of 1994. $5.6 million of this increase was due to the acquisition of NFI and AICT in April, 1994. The 1995 period included the operations of NFI and AICT for a full six months, while the prior year period included the operations from April 12, 1994. Benefit and claim expenses for NFL increased $4.8 million, or 28.8%, in the first six months of 1995 compared to the same period in 1994. This resulted from an increase of $4.6 million, or 1659.1%, for Medicare Supplement Products produced by SBL, $1.6 million, or 232.5%, for Cancer and Specified Disease Products assumed from FLICA, $327,000, or 57.9%, for Pre-1987 Medical Expense Products and $310,000, or 8.5%, for LMG products. Offsetting these increases were decreases of $1.1 million, or 38.4%, for Direct Cancer and Specified Disease Products, $486,000, or 8.5%, in Acquired Medicare Supplement Products and $304,000, or 71.0%, in Cancer and Specified Disease Products assumed by NFL from Paramount.

Amortization of DPAC. Amortization of deferred policy acquisition costs increased $501,000, or 19.6%, in the second quarter of 1995 when compared to the second quarter of 1994. This resulted from an increase of $329,000, or 288.6%, for Medicare Supplement Products produced for NFL by SBL, $279,000 for Cancer and Specified Disease Products purchased by NFL from Dixie, $148,000, or 90.8%, for Cancer and Specified Disease Products assumed from FLICA and $130,000, or 200.0%, from Acquired Medicare Supplement Products. Offsetting these increases were decreases of $375,000 from the Acquired NFI and AICT business, and $132,000, or 29.9% from Direct Cancer and Specified Disease Products.

Amortization of deferred policy acquisition costs increased $1.9 million, or 46.3%, in the first six months of 1995 when compared to the first six months of 1994. The acquisition of NFI and AICT in the second quarter of 1994 resulted in an increase of $675,000 when compared to the first six months of 1995. Amortization of deferred policy acquisition costs for NFL increased $1.1 million, or 35.1%, in the first six months versus the same period in 1994. The primary factors were increases of $426,000, or 258.2%, in Medicare Supplement Products produced for NFL by SBL, $286,000 for Cancer and Specified Disease Products assumed from FLICA, $258,000, or 409.5%, for Cancer and Specified Disease policies acquired by NFL from Dixie and $223,000, or 187.6%, from LMG Products.

Commissions. Commissions decreased $316,000, or 10.4%, in the second quarter of 1995 when compared to the second quarter of 1994 due primarily to $417,000, or 78.1%, decrease in Acquired Medicare Supplement Products. Before elimination of intercompany revenues and expenses in consolidation, commission expenses decreased $61,000, or 2.2%, in NFL, and increased $140,000, or 15.1%, in LMG.
An increase of $142,000, or 346.3%, in commissions paid to SBL from NFL and $269,000, or 19.0%, in commissions paid to LMG from NFL were eliminated in consolidation.

Commissions increased $449,000, or 8.4%, for the first six months of 1995 compared to the first six months of 1994, due primarily to an increase of $710,000, or 88.6%, in commissions on policies acquired in the second quarter of 1994, which were not present in the first quarter of 1994, and offset by decreases of $261,000, or 5.7%, in other commissions. Before elimination of intercompany revenues and expenses in consolidation, commissions increased $86,000, or 1.5%, in NFL, and increased $145,000, or 8.0% in LMG.
An increase of $268,000, or 382.9%, in commissions paid to SBL from NFL and $282,000, or 10.1%, increase in commissions paid to LMG from NFL were eliminated in consolidation.

General and Administrative Expenses. General and administrative expenses increased $430,000, or 10.4%, from $4.1 million to $4.6 million for the second quarter of 1995 when compared with the second quarter of 1994, due primarily to costs associated with increased marketing operations.

General and administrative expenses increased $1.9 million, or 24.1%, from $7.7 million to $9.6 million for the first six months of 1995 compared to the six months of 1994, due primarily to costs associated with the administration of policies acquired in the second quarter of 1994 from NFI and AICT, which were not present in the first quarter of 1994. Also contributing to the increase were costs associated with increased marketing operations.

Taxes, Licenses and Fees. Taxes, licenses and fees remained relatively constant with a slight increase of $1,000, or .1%, from $985,000 to $986,000 for the second quarter of 1995 compared with the second quarter of 1994.

Taxes, licenses and fees increased $489,000, or 31.0%, from $1.6 million to $2.1 million for the first six months of 1995 compared to the six months in 1994, due primarily to premium taxes associated with the acquisition of NFI and AICT in the second quarter of 1994, which were not present in the first quarter of 1994.

Interest Expense. Interest expense decreased $218,000, or 27.7%, from $788,000 to $570,000 for the second quarter of 1995 compared to the second quarter of 1994, and $179,000, or 12.2%, from $1.5 million to $1.3 million for the first six months of 1995 when compared to the first six months of 1994. This was primarily due to the issuance of $20.0 million of 11% debt and the retirement of $25.0 million of 11.7% debt in the first quarter of 1995.

Provision for Income Taxes. The decrease in the provision for income taxes for the three- and six-month periods ended June 30, 1994, is principally a result of the decrease in consolidated pre-tax income in the comparable periods.


FINANCIAL CONDITION

Liquidity and Capital Resources

Westbridge

Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the out-standing capital stock of NFL and NFI, of which it is the sole stockholder. NFL also owns a 40% interest in Freedom Holding Company. AICT is a wholly-owned subsidiary of NFI. Westbridge's primary sources of funds are dividends from its insurance subsidiaries, advances due from subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Additional cash is periodically provided from the sale of short-term investments. Management expects that Westbridge may, for the fore-seeable future, rely to a significant extent on dividends from its insurance subsidiaries to meet its obligations. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock and taxes. The Senior Subordinated Notes mature in March 2002 and the Series A Preferred Stock is subject to mandatory redemption in April, 2004.

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

Consolidated

A significant portion of the Company's premiums for the six months ended June 30, 1995 related to policies obtained through closed blocks of insurance policies and through the Acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancel-lations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies.

Net cash used for operations aggregated $14.0 million in the first six months of 1995 compared to $5.7 million for the first six months of 1994. This increase was primarily a result of increases to deferred policy acquisition costs and receivables from agents resulting from higher levels of new business production compared to the same period in the prior year.

Net cash provided by investing activities for the six months ended June 30, 1995, totaled $7.1 million, compared to net cash used for investing activities of $16.9 million in the same 1994 period. This difference was primarily attributable to the investing activity associated with the purchase NFI and AICT in the 1994 period.

Net cash provided by financing activities was $4.2 million for the six months ended June 30, 1995, compared to $25.1 million for the prior year period. In 1995, a total of $29.1 million of cash was provided by the issuance of 1,500,000 shares of Common Stock, and $20.0 million principal amount of Senior Subordinated Subordinated Notes, due 2002. Also in 1995, $25.0 million of cash was used to retire, prior to maturity, the 11.7% Senior Subordinated Debentures due 1996. In the 1994 first half, $20.0 million of cash was provided by the issuance of redeemable preferred stock, and $5.0 million of cash was provided from the sale by NFL, to a non-affiliated party, of $5.0 million principal amount of Senior Subordinated Debentures, which had previously been held by NFL in its investment portfolio.

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

The Company had no significant high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of June 30, 1995 and it is the Company's policy not to invest in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's policy is to hold its investments to maturity and, therefore, absent redemptions of such investments prior to maturity, or loss experience materially in excess of, or at times materially sooner than expected, such changes should not impact the Company's ability to meet its future policyholder benefit obligations.

                                                                   PART II



ITEM 1 - Legal Proceedings.
         (See Part I-Note 2 to the Consolidated Financial Statements)

ITEM 4 - Results of Votes of Security Holders.

         Date of Meeting

         The Annual Meeting of the Stockholders of Westbridge
         Capital Corp. was held on Thursday, June 22, 1995.

         Matters Subject to Vote

         (1)  Election of three directors of Westbridge Capital Corp.

         (2) Ratification of the selection by the Board of Directors of Price Waterhouse as independent accountants.

         Results of Balloting

         (1) In connection with the election of directors for the Company, 5,341,056 shares were voted FOR each of those persons nominated, with 89,415 shares WITHHOLDING
              AUTHORITY in connection with their election.

         (2) Regarding the selection of independent accountants, 5,414,922 shares were voted FOR, 10,783 shares were voted AGAINST, and 4,766 shares ABSTAINED.

ITEM 6 - Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27-Financial Data Schedule.

         (b)  Reports on Form 8-K

              No Form 8-K was required to be filed during the period.

                                                                     Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    WESTBRIDGE CAPITAL CORP.





                                     /s/ James W. Thigpen
                                    ---------------------
                                    James W. Thigpen
                                    President and Chief Operating Officer
                                    (On Behalf of the Registrant and as
                                    Principal Financial and Accounting
                                    Officer)





Dated at Fort Worth, Texas
August 14, 1995