Form 10-Q
period 1995-09-30
WESTBRIDGE CAPITAL CORP
filed 1995-11-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 For Quarterly Period Ended September 30, 1995



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

                                 800-437-8690
              (Registrant's Shareholder and Investor Relations
                        Toll Free Telephone Number)


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

                                 Common Stock - Par Value $.l0
                       5,986,458 Shares Outstanding at November 10, 1995

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

                                                                               Pages(s)

Part I - FINANCIAL INFORMATION

            Item 1 - Financial Statements.

            1.  Consolidated Balance Sheets at September 30, 1995,
                December 31, 1994 and September 30, 1994.                           3-4

            2.  Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 1995
                and 1994.                                                             5

            3.  Consolidated Statements of Cash Flows for the
                Three and Nine Months Ended September 30, 1995
                and 1994.                                                           6-7

            4.  Notes to Consolidated Financial Statements.                        8-10

            Item 2 - Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.              11-18

Part II - OTHER INFORMATION

            Item 1 - Legal Proceedings.                                              19

            Item 6 - Exhibits and Reports on Form 8-K.                               19

                                    WESTBRIDGE CAPITAL CORP.
                                  CONSOLIDATED BALANCE SHEETS
                                        (In thousands)

                                            ASSETS


                                             September 30,    December 31,  September 30,
                                                 1995            1994           1994
                                              (Unaudited)      (Audited)     (Unaudited)

Investments:
        Fixed maturities:
          Available-for-sale, at market
            value (amortized cost $11,052
            $11,310 and $11,488)               $ 11,571        $ 10,787      $ 11,183
          Held-to-maturity, at amortized
            cost (market value $77,442,
            $75,238 and $79,400)                 76,026          80,377        82,391
        Equity securities, at market                538             469           463
        Investment in Freedom Holding
          Company, on the equity basis            6,086           5,945         5,858
        Mortgage loans on real estate               654             768           786
        Investment real estate                      141             141           141
        Policy loans                                282             291           285
        Short-term investments                    3,154           7,189        10,476
                                                -------         -------       -------
            Total Investments                    98,452         105,967       111,583

Cash                                                105           2,871         1,394
Accrued investment income                         1,546           1,924         1,772
Receivables from agents, net of
        allowance for doubtful accounts          13,360           7,353         6,176
Deferred policy acquisition costs                52,435          58,654        61,679
Leasehold improvements and equipment,
        at cost, net of accumulated
        depreciation and amortization             1,583           1,215         1,026
Other assets                                     11,826           9,597         7,764
                                                -------         -------       -------
            Total Assets                       $179,307        $187,581      $191,394
                                                =======         =======       =======

The accompanying notes are an integral part of these financial statements.

                                   WESTBRIDGE CAPITAL CORP.
                                  CONSOLIDATED BALANCE SHEETS
                               (In thousands, except share data)

               LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                             September 30,   December 31,  September 30,
                                                 1995            1994         1994
                                             (Unaudited)      (Audited)    (Unaudited)
Liabilities:
  Policy liabilities and accruals:
   Future policy benefits                      $ 46,217        $ 62,893      $ 63,704
   Claims                                        37,755          41,387        42,263
                                                -------         -------       -------
                                                 83,972         104,280       105,967

Accumulated policyholders' funds                    367             372           366
Other liabilities                                13,619           8,678         7,495
Deferred income taxes                             2,814           3,231         7,875
Senior subordinated debentures,
  net of unamortized discount                         -          24,665        24,600
Senior subordinated notes, due 2002,
  net of unamortized discount                    19,244               -             -
                                                -------         -------       -------
    Total Liabilities                           120,016         141,226       146,303
                                                -------         -------       -------
Redeemable Preferred Stock                       20,000          20,000        20,000
                                                -------         -------       -------
Stockholders' Equity:
  Common stock, ($.l0 par value,
    30,000,000 shares authorized;
    5,986,458, 4,430,458, and 4,422,608
    shares issued)                                  599             443           442
  Capital in excess of par value                 29,124          19,328        19,321
  Unrealized appreciation (depreciation)
    of investments carried at market value          544            (147)           (9)
  Retained earnings                               9,194           6,901         5,507
                                                -------         -------       -------
                                                 39,461          26,525        25,261
  Less - Aggregate of shares held in
    treasury and investment by affiliate
    in Westbridge Capital Corp. common
    stock (28,600 at September 30, 1995,
    December 31, 1994 and September 30, 1994),
    at cost                                        (170)           (170)         (170)
                                                -------         -------       -------
    Total Stockholders' Equity                   39,291          26,355        25,091
                                                -------         -------       -------
    Total Liabilities, Redeemable Preferred
      Stock and Stockholders' Equity           $179,307        $187,581      $191,394
                                                =======         =======       =======

The accompanying notes are an integral part of these financial statements.

                                WESTBRIDGE CAPITAL CORP.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except per share data)
                                       (Unaudited)

                                                  Three Months Ended        Nine Months Ended
                                                     September 30,            September 30,
                                                   1995         1994        1995         1994
Revenues:
  Premiums:
    First-year                                   $ 9,653      $ 3,984     $23,109      $10,135
    Renewal                                       20,901       23,712      64,255       61,525
                                                  ------       ------      ------       ------
                                                  30,554       27,696      87,364       71,660

  Net investment income                            1,722        1,610       5,306        3,942
  Fee and service income                             666          445       1,556        1,269
  Net realized gains (losses) on investments          37          127         (35)         320
  Other income                                        (1)           4           4           37
                                                  ------       ------      ------       ------
                                                  32,978       29,882      94,195       77,228
                                                  ------       ------      ------       ------
Benefits, claims and expenses:
  Benefits and claims                             17,128       15,102      50,637       38,198
  Amortization of deferred
    policy acquisition costs                       2,789        3,091       8,737        7,157
  Commissions                                      2,825        2,919       8,639        8,284
  General and administrative expenses              6,085        4,566      15,696       12,313
  Taxes, licenses and fees                           991          827       3,057        2,404
  Interest expense                                   568          797       1,858        2,266
                                                  ------       ------      ------       ------
                                                  30,386       27,302      88,624       70,622
                                                  ------       ------      ------       ------
Income before income taxes, equity in
  earnings of Freedom Holding Company
  and extraordinary item                           2,592        2,580       5,571        6,606
Provision for income taxes                           881          886       1,894        2,246
Equity in Freedom Holding Company                     85           87         261          258
                                                  ------       ------      ------       ------
Net income before extraordinary item               1,796        1,781       3,938        4,618
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $210           -            -         407            -
                                                  ------       ------      ------       ------
      Net Income                                 $ 1,796      $ 1,781     $ 3,531      $ 4,618
                                                  ======       ======      ======       ======
Preferred stock dividends                            413          412       1,238          777
Income applicable to common stockholders         $ 1,383      $ 1,369     $ 2,293      $ 3,841
                                                  ======       ======      ======       ======
Earnings per common share:
  Primary:
    Income before extraordinary item             $   .23      $   .30     $   .47      $   .83
                                                  ======       ======      ======       ======
    Extraordinary item                                 -            -        (.07)           -
                                                  ------       ------      ------       ------
      Net Earnings                               $   .23      $   .30     $   .40      $   .83
                                                  ======       ======      ======       ======
  Fully diluted:
    Income before extraordinary item             $   .21      $   .26     $   .49      $   .76
                                                  ======       ======      ======       ======
    Extraordinary item                                 -            -        (.05)           -
                                                  ------       ------      ------       ------
      Net Earnings                               $   .21      $   .26     $   .44      $   .76
                                                  ======       ======      ======       ======
Weighted average shares outstanding:
  Primary                                          6,063        4,606       5,756        4,614
  Fully diluted                                    8,441        6,912       8,114        6,056

The accompanying notes are an integral part of these financial statements.

                                   WESTBRIDGE CAPITAL CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)
                                          (Unaudited)

                                                                        Three Months Ended                Nine Months Ended
                                                                           September 30,                    September 30,
                                                                      1995             1994             1995            1994

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                              $ 1,796      $ 1,781     $ 3,531      $ 4,618
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
      Decrease in policy liabilities and accruals            (688)        (984)     (2,308)      (5,014)
      Amortization of deferred policy acquisition costs     2,789        3,091       8,737        7,157
      Additions to deferred policy acquisition costs       (9,010)      (3,405)    (20,518)      (8,485)
      Increase (decrease) in deferred income taxes           (512)         229        (417)         981
      Depreciation expense                                    126           75         360          208
      Increase in receivables from agents                  (2,210)        (694)     (6,007)      (1,226)
      Increase (decrease) in other assets                     557         (469)     (2,229)      (4,423)
      Equity in earnings of Freedom Holding Company           (85)         (87)       (141)        (258)
      Net realized (gains) losses on investments              (37)        (127)         35         (320)
      Increase (decrease) in other liabilities              6,491         (308)      4,935          176
      Other, net                                             (210)        (283)       (984)        (309)
                                                           ------       ------      ------       ------
      NET CASH USED BY OPERATING ACTIVITIES                  (993)      (1,181)    (15,006)      (6,895)
                                                           ------       ------      ------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of NFI and AICT                                   -            -           -      (20,178)
  Proceeds from investments sold:
    Fixed maturities, classified as
      held-to-maturity, called or matured                     873        1,218       1,392        2,358
    Fixed maturities, classified as
      available-for-sale, called or matured                    94            -         171        1,368
    Fixed maturities, classified as
      held-to-maturity, sold                                    -            -           -            -
    Fixed maturities, classified as
      available-for-sale, sold                                  -        2,117       3,939        7,275
    Short-term investments, sold or matured                    84        5,144      10,614       40,201
    Other investments, sold or matured                         86           25         124           85
  Cost of investments acquired                                  -       (7,808)     (7,424)     (48,532)
  Notes receivable from related parties                         -            -           -        1,381
  Additions to leasehold improvements
    and equipment, net of retirements                        (133)        (546)       (728)        (670)
                                                           ------       ------      ------       ------
    NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES    1,004          150       8,088      (16,712)
                                                           ------       ------      ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance (retirement) of senior
    subordinated debentures, at par                             -            -     (25,000)       5,000
  Issuance of subordinated notes                                -            -      19,200            -
  Issuance of redeemable preferred stock                        -            -           -       20,000
  Issuance of common stock                                    148          269      10,098          378
  Purchase and cancellation of common stock                  (146)        (506)       (146)        (525)
                                                           ------       ------      ------       ------
    NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES        2         (237)      4,152       24,853
                                                           ------       ------      ------       ------
    INCREASE (DECREASE) IN CASH DURING PERIOD                  13       (1,268)     (2,766)       1,246

    CASH AT BEGINNING OF PERIOD                                92        2,662       2,871          148
                                                           ------       ------      ------       ------
    CASH AT END OF PERIOD                                 $   105      $ 1,394     $   105      $ 1,394
                                                           ======       ======      ======       ======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the periods for (in thousands):
      Interest                                            $   549      $ 1,467     $ 2,892      $ 2,674
      Income taxes                                        $   322      $   650     $   650      $ 1,065

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

                             WESTBRIDGE CAPITAL CORP.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)



NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

Effective April 1, 1995, the Company recorded an adjustment to the liability for future policy benefits relating to insurance policies obtained in the Acquisition. The effect of this adjustment was to reduce the liability for future policy benefits and to reduce deferred policy acquisition costs by approximately $18,500,000.
The adjustment resulted from calculating the lia-bility using current actuarial assumptions rather than the historical actuarial assumptions which were present at the time of the Acquisition. The difference is accounted for as an adjustment to the purchase price as it falls within the one-year "look-back" period following the Acquisition, in accordance with Statement of Financial Accounting Standard No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises".

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

At September 30, 1995, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

NOTE 6 - DEFERRED POLICY ACQUISITION COSTS

During the quarter ended September 30, 1995, the Company refined its method of estimating deferred policy acquisition costs by implementing the factor method of calculating deferred policy acquisition costs and related amortization. The Company previously used the worksheet method of amortization, which, in the Company's opinion, approximated the amortization which would result if the "factor method" was used. The adoption of the factor method did not have a material impact on the calculation of deferred policy acquisition costs.

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

     * Senior Benefits, LLC ("SBL") - SBL is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medicare Supplement
           Products for NFL. SBL was formed in November, 1993. The Company holds a 50% ownership interest in SBL.

     * American Senior Security Plans, LLC ("ASSP") - ASSP is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFI. ASSP was formed in November, 1994. The Company holds a 50% ownership interest in ASSP.

Due to the size and the timing of the Acquisition, the Company's results of operations for the nine months ended September 30, 1995 compared to the corresponding period in the prior year show significant increases in certain revenues and expenses. Generally, as a result of the acquisition of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums, net investment income and net realized gains on investments, and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired businesses run off.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                   Three Months Ended   Nine Months Ended
                                      September 30,       September 30,
                                      1995     1994       1995     1994
Company-Issued Policies:
  First-year premiums                $ 9,292  $ 3,982    $22,748  $10,109
  Renewal premiums                     9,251    8,447     27,022   25,834
                                      ------   ------     ------   ------
  Total Company-issued policies       18,543   12,429     49,770   35,943
                                      ------   ------     ------   ------
Acquired Policies:
  American Integrity                   2,351    3,096      7,631   10,276
  Life and Health                        506      610      1,627    1,956
  Dixie National Life                    822      899      2,635    3,002
  NFI and AICT                         8,332   10,662     25,701   20,483
  Total acquired policies             12,011   15,267     37,594   35,717
                                      ------   ------     ------   ------
         Total Premiums              $30,554  $27,696    $87,364  $71,660
                                      ======   ======     ======   ======

RESULTS OF OPERATIONS

Three months and nine months ended September 30, 1995 compared with three months and nine months ended September 30, 1994

Premiums. Premiums increased $2.9 million or 10.5% for the third quarter of 1995, from $27.7 million to $30.6 million. This increase was due primarily to an increase in first-year premiums for Company-issued policies of $5.3 million, or 133.4%, offset, in part, by a decrease in total acquired policy premiums of $3.3 million, or 21.3%.

Premiums increased $15.7 million for the first nine months of 1995, or 21.9% from $71.7 million to $87.4 million. This increase was due primarily to an increase in first-year premiums for Company-issued policies of $12.6 million, or 125.0%, and an increase in total acquired policy premiums of $1.9 million, or 5.3%.

The decrease in total acquired policy premiums for the third quarter of 1995 when compared to the third quarter of 1994 was due primarily to decreases of $2.3 million, or 21.9%, in premiums from policies obtained in the acquisition of NFI and AICT and $745,000, or 24.1%, in premiums on the block of policies acquired from American Integrity in September, 1992.

The increase in total acquired policy premiums for the first nine months of 1995 when compared to the same period in 1994 was due primarily to the acquisition of NFI and AICT in April, 1994. The 1995 period included the operations of NFI and AICT for a full nine months, while the prior year period included the operations from April 12, 1994.

The increase in first-year premiums for the third quarter of 1995 when compared to the third quarter of 1994 was due primarily to increases of $2.0 million, or 174.3%, in first-year Medicare Supplement premium generated for NFL by SBL, $1.5 million in first-year Medical expense premiums, and $194,000 of first-year Medicare Supplement premiums written in NFI and AICT which were not present in the prior year period, $463,000, or 67.8%, in first-year Cancer and Specified Disease products reinsured from FLICA and $1.5 million, or 82.1%, in first-year Medical Expense premium generated by LMG. These increases were offset, in part, by a decrease of $94,000, or 26.3% in first-year premium for Cancer and Specified Disease Products written directly by NFL.

The increase in first-year premiums for the first nine months of 1995 when compared to same period in 1994 was due primarily to increases of $6.4 million, or 312.1%, in first-year Medicare Supplement premium generated for NFL by SBL, $2.0 million, or 139.5%, in first-year premiums assumed by NFL from FLICA, $2.5 million in first-year Medical expense premiums, and $343,000 of first-year Medicare Supplement premiums written in NFI and AICT which were not present in the prior year period, and $1.8 million, or 33.4%, in first-year Medical Expense premiums generated by LMG. Offsetting these increases was a decrease of $303,000, or 26.3%, in first-year premium for Cancer and Specified Disease Products written directly by NFL.

The increase in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) for the third quarter of 1995 when compared to the third quarter of 1994 was primarily due to an increase of $878,000 in renewal Medicare Supple-ment premiums generated by SBL, an increase of $204,000, or 8.8%, in Medical Expense renewal premiums generated by LMG, and an increase of $313,000, or 32.0%, in renewal premiums assumed by NFL from FLICA. These increases were offset, in part, by a decrease of $238,000, or 7.1%, in renewal premiums for Cancer and Specified Disease Products written directly by NFL.

The increase in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) for the first nine months of 1995 when compared to the first nine months of 1994 were due primarily to $1.5 million in renewal premiums for Medicare Supplement Products produced for NFL by SBL, $775,000, or 11.3%, in renewal Medical Expense premiums generated by LMG, and $520,000, or 17.8%, in renewal premiums assumed by NFL from FLICA. These increases were offset, in part, by a decrease of $580,000, or 27.8%, in renewal premiums for Pre-1987 Medical Expense Products, $464,000, or 4.3%, in renewal premiums for Cancer and Specified Disease Products written directly by NFL, and $355,000, or 16.2% in renewal premiums for Pre-1987 Medicare Supplement Products.

Net Investment Income. Net investment income increased $112,000, or 7.0%, in the quarter ended September 30, 1995, compared to the same period in 1994. This increase was due primarily to the acquired invested assets of NFIC and AICT being held in lower yielding short-term investments during a portion of the 1994 third quarter.

Net investment income increased $1.4 million, or 34.6%, in the nine months ended September 30, 1995, when compared to the nine months of 1994 due primarily to investment income earned on invested assets acquired in the Acquisition of NFI and AICT in the second quarter of 1994.

Fee and Service Income. Fee and service income increased $221,000, or 33.2%, and $287,000, or 22.6%, respectively, in the three and nine month periods ended September 30, 1995, compared to the same periods in 1994. These increases resulted primarily from increased commissions received by LMG from non-affiliated insurers, and sales of telemarketing services to independent insurance agencies.

Benefits and Claims. Benefit and claim expense increased $2.0 million, or 13.4%, in the third quarter of 1995 when compared to the third quarter of 1994. This increase principally resulted from $3.0 million, or 674.4%, in benefit and claim expense for Medicare Supplement Products produced by SBL, $1.4 million, or 309.2%, for Cancer and Specified Disease Products assumed from FLICA, $475,000, or 21.3%, for LMG Medical Expense Products and $502,000, or 24.9%, for Acquired Medicare Supplement Products. Also contributing to the increase was $1.7 million of benefit and claim expense relating principally to Medical Expense policies written in NFI and AICT during 1995. Offsetting these increases was a decrease of $4.9 million, or 73.7%, in acquired products for NFI and AICT. This decrease is principally the result of a reduction in claim reserves on the acquired disability income policies due to rigorous case management and settlement work relating to the block of policies in benefit status.

Benefit and claim expense increased $12.4 million, or 32.6%, in the first nine months of 1995 when compared to the first nine months of 1994. Of this increase, $1.0 million was due to the acquisition of NFI and AICT in April, 1994. The 1995 period included the operations of NFI and AICT for a full nine months, while the prior year period included the operations from April 12, 1994. The effect of this increase was lessened by the third quarter 1995 reduction in claim reserves on the acquired disability income policies, as explained above. Benefit and claim expenses increased an additional $1.4 million relating principally to Medical Expense policies written in NFI and AICT during 1995. Benefit and claim expenses for NFL increased $10.0 million, or 39.8%, in the first nine months of 1995 compared to the same period in 1994. This resulted from an increase of $7.6 million, or 1048.8%, for Medicare Supplement Products produced by SBL, $3.0 million, or 262.8%, for Cancer and Specified Disease Products assumed from FLICA, and $785,000, or 13.3%, for LMG products. Offsetting these increases were decreases of $1.1 million, or 26.4%, for Direct Cancer and Specified Disease Products, and $388,000, or 64.0%, in Cancer and Specified Disease Products assumed by NFL from Paramount.

Amortization of DPAC. Amortization of deferred policy acquisition costs decreased $302,000, or 9.8%, in the third quarter of 1995 when compared to the third quarter of 1994. Of this decrease, $537,000 related to the Acquired business of NFI and AICT, which was offset, in part, by an increase of $235,000 related to NFL. The decrease related to the Acquired business of NFI and AICT resulted from lower deferred policy acquisition costs recorded effective April 1, 1995, (see Note 3 to the Consolidated Financial Statements). The increase in NFL is principally the result of higher production costs resulting from increased production in the 1995 period when compared to the 1994 period.

Amortization of deferred policy acquisition costs increased $1.6 million, or 22.1%, in the first nine months of 1995 when compared to the first nine months of 1994. Of this increase, $136,000 related to the Acquired business of NFI and AICT, and $1.3 million related to NFL. The increase related to the Acquired business of NFI and AICT resulted from having a full nine months of amortization in the 1995 period, while the 1994 period including amortization from April 12, 1994. This increase was offset, in part, by lower amortization resulting from the decrease in deferred policy acquisition costs for the Acquired business of NFI and AICT which was recorded effective April 1, 1995, (see Note 3 to the Consolidated Financial Statements).

Commissions. Commissions decreased $94,000, or 3.2%, in the third quarter of 1995 when compared to the third quarter of 1994. Before elimination of inter-company revenues and expenses in consolidation, commission expenses increased $415,000, or 15.8%, in NFL, and increased $411,000, or 46.6%, in LMG. An increase of $174,000, or 214.8%, in commissions paid to SBL from NFL and $647,000, or 47.0%, in commissions paid to LMG from NFL were eliminated in consolidation.

Commissions increased $355,000, or 4.3%, for the first nine months of 1995 com-pared to the first nine months of 1994, due primarily to an increase of $528,000, or 31.9%, in commissions on policies acquired in the second quarter of 1994, which were not present in the first quarter of 1994, and offset by decreases of $173,000, or 2.6%, in other commissions. Before elimination of intercompany revenues and expenses in consolidation, commissions increased $501,000, or 6.1%, in NFL, and increased $556,000, or 20.6% in LMG.
An increase of $442,000, or 292.7%, in commissions paid to SBL from NFL and $929,000, or 22.3%, increase in commissions paid to LMG from NFL were eliminated in consolidation.

General and Administrative Expenses. General and administrative expenses increased $1.5 million, or 33.3%, for the quarter ended September 30, 1995, when compared to the same period in 1994. This increase related to costs associated with increased marketing operations.

General and administrative expenses increased $3.4 million, or 27.5%, for the nine months ended September 30, 1995, compared to the first nine months of 1994. This increase resulted from expenses associated with increased marketing operations and the costs associated with the administration of policies acquired in the second quarter of 1994 from NFI and AICT, which were not present in the first quarter of 1994.

Taxes, Licenses and Fees.  Taxes, licenses and fees increased
$164,000, or 19.8%, and $653,000, or 27.2%, respectively, in the three and nine month periods ended September 30, 1995, when compared to the same periods in 1994.

Interest Expense. Interest expense decreased $229,000, or 28.7%, for the third quarter of 1995, compared to the third quarter of 1994, and $408,000, or 18.0%, for the first nine months of 1995 when compared to the first nine months of 1994. This was primarily due to the issuance of $20.0 million of 11% debt and the retirement of $25.0 million of 11.7% debt in the first quarter of 1995.

Provision for Income Taxes. The consolidated income tax rate remained approximately the same for all periods presented.

FINANCIAL CONDITION

Liquidity and Capital Resources

Westbridge

Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the out-standing capital stock of NFL and NFI, of which it is the sole stockholder. NFL also owns a 40% interest in Freedom Holding Company. AICT is a wholly-owned subsidiary of NFI. Westbridge's primary sources of funds are dividends from its insurance subsidiaries, advances due from subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock and taxes. The Senior Subordinated Notes mature in March 2002 and the Series A Preferred Stock is subject to mandatory redemption in April 2004.

Dividend payments from Westbridge's principal insurance subsidiaries, NFL, NFI and AICT are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. NFI and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extra-ordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment.

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

Consolidated

A significant portion of the Company's premiums for the nine months ended September 30, 1995 related to policies obtained through closed blocks of insurance policies and through the Acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancellations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies.

Net cash used for operations aggregated $15.0 million in the first nine months of 1995 compared to $6.9 million for the first nine months of 1994. This increase was primarily a result of increases to deferred policy acquisition costs and receivables from agents resulting from higher levels of new business production compared to the same period in the prior year.

Net cash provided by investing activities for the nine months ended September 30, 1995, totaled $8.1 million, compared to net cash used for investing activities of $16.7 million in the same 1994 period. This difference was primarily attri-butable to the investing activity associated with the purchase NFI and AICT in the 1994 period.

Net cash provided by financing activities was $4.2 million for the nine months ended September 30, 1995, compared to $24.9 million for the prior year period. In 1995, a total of $29.1 million of cash was provided by the issuance of 1,500,000 shares of Common Stock, and $20.0 million principal amount of Senior Subordinated Notes, due 2002. Also in 1995, $25.0 million of cash was used to retire, prior to maturity, the 11.7% Senior Subordinated Debentures due 1996. In the 1994 first nine months, $20.0 million of cash was provided by the issuance of redeemable preferred stock, and $5.0 million of cash was provided from the sale by NFL, to a non-affiliated party, of $5.0 million principal amount of Senior Subordinated Debentures, which had previously been held by NFL in its investment portfolio.

The Company believes that its near-term cash requirements will be met through a combination of operating and investing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating and investing cash flows. The Company is pursuing the establishment of an agent balance financing facility which will be used to finance additional marketing growth. Additional capital may be necessary to consummate future growth through acquisitions. There can be no assurance that future opportunities for acquisitions will arise or that additional capital to consummate such acquisitions will be available.

The Company had no significant high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of September 30, 1995 and it is the Company's policy not to invest more than 5% of its holdings in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. Such changes should not impact the Company's ability to meet its future policyholder benefit obligations.
                                                                        PART II



ITEM 1 -  Legal Proceedings.
          (See Part I - Note 2 to the Consolidated Financial
           Statements)

ITEM 6 -  Exhibits and Reports on Form 8-K.

          (a) Exhibits

              Exhibit 27 - Financial Data Schedule, (included in electronic filing only).

          (b) Reports on Form 8-K

              No Form 8-K was required to be filed during the period.

                                                                      Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            WESTBRIDGE CAPITAL CORP.




                                             /s/ Patrick J. Mitchell
                                            Patrick J. Mitchell
                                            Vice President, Chief Financial
                                            Officer and Treasurer
                                            (On Behalf of the Registrant and
                                            as Principal Financial and
                                            Accounting Officer)


Dated at Fort Worth, Texas
November 14, 1995