Form 10-K
period 1995-12-31
WESTBRIDGE CAPITAL CORP
filed 1996-04-01
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For The Fiscal Year Ended December 31, 1995
                  Commission File Number 1-8538

                     WESTBRIDGE CAPITAL CORP.
      (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                                          73-1165000
    (State or Other Jurisdiction       (I.R.S. Employer
 of Incorporation or Organization)   Identification Number)

   777 Main Street, Fort Worth, Texas                    76102
(Address of Principal Executive Offices)               (Zip Code)

       Registrant's Telephone Number, Including Area Code:
                          (817) 878-3300

    Registrant's Shareholder and Investor Relations Toll Free
Telephone Number:
                          (800) 437-8690

   Securities Registered Pursuant to Section 12(b) of the Act:

      Common Stock (par value $.10) New York Stock Exchange

      $20,000,000 11.0% Senior Subordinated Notes Due 2002,
New York Stock Exchange

   Securities Registered Pursuant to Section 12(g) of the Act:
                               None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.              Yes X      No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.          (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $38,025,970 as of March 11, 1996.

At March 11, 1996, 5,964,858 shares of Common Stock were outstanding.

Certain items in Part III are incorporated by reference from the definitive Proxy Statement for the 1996 Annual Meeting of
Stockholders.

                     WESTBRIDGE CAPITAL CORP.

                   1995 FORM 10-K ANNUAL REPORT

                        TABLE OF CONTENTS

                                                             Page
                              PART I

ITEM  1.   Business......................................             3

ITEM  2.  Properties.....................................            26

ITEM  3.  Legal Proceedings..............................            27

ITEM  4.  Submission of Matters to a Vote of Security Holders..      27


                             PART II

ITEM  5.  Market for the Registrant's Common Stock and
         Related Stockholder Matters.................                29

ITEM  6.  Selected Financial Data.....................               30

ITEM  7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...            31

ITEM  8.  Financial Statements and Supplementary Data...             42

ITEM  9.  Disagreements on Accounting and Financial Disclosure..     78


                             PART III

ITEM 10.  Directors and Executive Officers of the Registrant..       78

ITEM 11.  Executive Compensation............................         78

ITEM 12.  Security Ownership of Certain Beneficial
          Owners and Management.........................             78

ITEM 13.  Certain Relationships and Related
          Transactions......................................         78

                             PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and
         Reports on Form 8-K................................        78

                              PART I


ITEM 1.  BUSINESS

GENERAL

Westbridge Capital Corp. ("Westbridge"), and together with its subsidiaries, the ("Company"), through its subsidiaries and affiliated companies, principally underwrites and sells specialized health insurance products and health plans to supplement or substitute for medical expense coverage usually provided by employers and government programs. The Company's wholly-owned subsidiaries and affiliated companies include National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), Westbridge National Life Insurance Company ("WNL") and together with NFL, NFIC and AICT, the ("Insurance Subsidiaries"), Foundation Financial Services, Inc. ("FFS"), Westbridge Marketing Corporation ("WMC"), Precision Dialing Services, Inc., ("PDS"), Westbridge Printing Services, Inc. ("WPS"), Westbridge Funding Corporation "(WFC"), LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), Senior Benefits, LLC ("Senior Benefits"), American Senior Security Plans, LLC ("ASSP") and Health Care-One Insurance Agency, Inc. ("Health Care-One"). The Company's major product lines are Cancer and Specified Disease Products, Medical Expense Products and Medicare Supplement Products. Cancer and Specified Disease Products include policies designed to provide daily indemnity for hospital confinement and convalescent care for treatment of specified diseases, as well as "event specific" policies designed to provide daily indemnity for confinement in an intensive care unit, fixed benefits in the case of accidental death, or lump sum payments upon initial diagnosis of certain types of internal cancer. Medical Expense Products include policies providing reimbursement for various medical and hospital care, catastrophic nursing care and home health care. Medicare Supplement Products are designed to provide reimbursement for certain expenses not covered by the Medicare program.

The Company markets its products primarily through general agency networks. While the number of agency networks in the Company's system has grown substantially, five principal general agency networks accounted for over 90% of the Company's first-year premium revenues in 1995. These five general agencies include:
LifeStyles Marketing, Senior Benefits, and three general agency networks controlled by individuals, the Locke Agency, Cornerstone National Marketing Corporation ("Cornerstone") and National Farm & Ranch Group, Inc. ("Farm & Ranch"). The Company has certain contractual arrangements with Locke expiring in 1998 which provide the terms and conditions on which the Locke Agency markets the Company's products and set forth coinsurance agreements between the Company and an entity controlled by Locke. Each agency network specializes in one of the Company's product lines and focuses on selling those products in small towns and rural areas to individuals who have medical expense coverage that they may consider inadequate. In late 1995, the Company, through Health-Care One, began marketing HMO and PPO products for Blue Cross of California to individuals and small groups. While results for this new venture were not significant in 1995, the Company intends to substantially increase marketing operations in Health Care-One. See "MARKETING".

The Company's strategy is to market its existing products;
introduce new specialized supplemental products to respond to the changing health care environment; expand marketing of HMO and PPO products of other carriers, and, if and when opportunities arise, acquire blocks of business.

The Company believes that opportunities exist in the insurance industry to acquire health insurance companies and blocks of health insurance business at a lower cost than would be required to produce such business. Consequently, the Company has actively sought opportunities to acquire business with which it is very familiar, having underwritten or sold such policies in the past. In September 1992, NFL purchased a block of Medicare Supplement policies from American Integrity Insurance Company ("AII"), having annualized premium revenues of approximately $42.0 million. The purchase was accomplished through a combination of indemnity and assumption reinsurance agreements. Under the terms of the agreements, AII transferred assets to NFL and NFL assumed the risks associated with the policies acquired. The policies acquired by NFL are not subject to voluntary recapture by AII. Additionally, in March 1993, NFL purchased a similar block of Medicare Supplement policies from Life and Health Insurance Company of America ("LHI"), having annualized premium revenues of approximately $4.0 million. The purchase was accomplished through a combination of indemnity and assumption reinsurance agreements. Under the terms of the agreements, LHI transferred assets to NFL and NFL assumed the risks associated with the policies acquired in a manner similar to the AII transaction.
The Medicare Supplement policies acquired from AII and from LHI were existing blocks of business from which the Company has derived additional revenue through renewal premiums.

In February 1994, the Company purchased a closed block of cancer indemnity insurance from Dixie National Life Insurance Company ("DNL"), with annualized premiums of approximately $4.5 million. The acquisition was completed by way of assumption reinsurance agreements and did not require additional financing. The transaction involved the transfer of cash by NFL and the assumption of certain DNL liabilities and reserves.

On April 12, 1994, the Company completed the acquisition of NFIC and AICT, (the "Acquisition"). At that time, the acquired companies' combined health insurance in force consisted of approximately 102,000 policies with approximately $45.0 million in annualized premiums in business lines substantially similar to those of the Company. Both acquired companies ceased writing new business in the first six months in 1992. In 1995, the Company resumed writing business through NFIC and AICT.

The Company has developed sophisticated administrative and database systems in order to provide high quality service to its agents and policyholders and to improve administrative efficiency. As a result, the Company has been able to absorb quickly and efficiently the business it has acquired and believes that it can support future growth while maintaining an efficient and cost effective operation.

Westbridge's Insurance Subsidiaries and affiliates are licensed to sell their products in a combined total of 41 states, primarily in the western, middle western, southern and southeastern regions of the United States. These licenses are subject to renewal by the insurance regulatory authorities of each such state. The Company must file periodic financial statements with each state's insurance regulatory authority and conduct its business in accordance with such state's laws and regulations. A failure by the Company to comply with any state's financial or business conduct requirements could result in the future revocation of the Company's license to sell insurance products in such state. See "REGULATION".
PRODUCT LINES

Premiums by major product line for each of the periods indicated is set forth below:

                                                      Year Ended December 31,
                                                      -----------------------
                                            1995                  1994           1993
                                            ----                  ----           ----
                                                 (In thousands)
ACCIDENT AND HEALTH INSURANCE:

 Cancer and Specified Disease Products:
    Direct business
    First-year                           $   1,254             $ 1,476        $ 2,024
    Renewal                                 13,815              13,321         13,414
   Acquired business
    First-year                                   1                  53              -
    Renewal (1)                              8,094               7,954              -
   Reinsurance assumed
    First-year                               4,437               2,363          1,051
    Renewal                                  5,474               5,484         5 ,782
                                            ------              ------         ------
 Total Cancer and Specified
   Disease Products                         33,075              30,651         22,271
                                            ------              ------         ------
 Medical Expense Products:
   Direct business (2)
    First-year                              16,288               7,219          5,539
    Renewal                                  9,990               9,267          9,746
   Acquired business
      First-year                               133                   -              -
      Renewal (1)                           19,436              18,350              -
   Other (3)
    First-year                                  64                   1              6
    Renewal                                  1,926               2,686          3,571
                                            ------              ------         ------
 Total Medical Expense Products             47,837              37,523         18,862
                                            ------              ------         ------
 Medicare Supplement Products:
   Direct business
    First-year                              12,359               3,952             46
    Renewal                                  3,011                  43              -
   Acquired business
    First-year                                  79                   3             63
    Renewal (1)                             20,566              22,996         23,338
   Other (3)
    First-year                                   -                   -              -
    Renewal                                  2,617               3,090          3,642
                                           -------             -------        -------
 Total Medicare Supplement Products         38,632              30,084         27,089
                                           -------             -------        -------
    Total Accident and Health Insurance    119,544              98,258         68,222
                                           -------             -------        -------
LIFE INSURANCE:
 First-year                                    159                   8              9
 Renewal                                       390                 437            500
                                           -------             -------        -------
   Total Life Insurance                        549                 445            509
                                           -------             -------        -------
    Total Premium Revenue                 $120,093             $98,703        $68,731
                                           =======             =======        =======

______________________
(1)   Includes revenue from policies acquired in the Acquisition.

(2)   Consists of MM-95, MedPlan IV, Hospital Surgical Expense Policies, Super Saver I and
      previously marketed LifeStyles Products.  See "DESCRIPTION OF POLICIES".

(3)   Consists of certain policies included in pre-1987 Medical Expense Products that were subsequently discontinued, and "NationalCare Products" that were introduced in 1986 and discontinued in 1988.  See "DESCRIPTION OF POLICIES".

DESCRIPTION OF POLICIES

The Company's products are designed with flexibility as to benefits and premium payments and can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. These products have fixed, capped or limited benefits and are designed to reduce the potential financial impact of covered illnesses and injuries.

Set forth below is a brief description of the principal insurance products which the Company offers currently and those which have been discontinued with respect to new sales but are still being renewed.

CANCER AND SPECIFIED DISEASE PRODUCTS

The Company's Cancer and Specified Disease Products make both immediate and subsequent payments directly to the policyholder following diagnosis of or treatment for a covered illness or injury. The payments are designed to help reduce the potential financial impact of these illnesses or injuries. Payments may be used at the policyholder's discretion for any purpose, including helping to offset non-medical expenses or medical-related expenses not paid by the policyholder's other health insurance. The amount of benefits provided under the Company's Cancer and Specified Disease Products is not necessarily reflective of the actual cost expected to be incurred by the insured as a result of the illness or injury. Cancer and Specified Disease Products are guaranteed renewable.

Cancer and Specified Disease Products are generally issued by the Company after an application form is filled out by the agent on behalf of the prospective insured. The application form asks the prospective insured whether he has had the disease for which insurance is sought. Policies are not available to anyone who has been diagnosed as having the disease prior to the date of policy issuance. The Company is currently marketing the following products:

Ordinary Cancer and Specified Disease

The Company's Ordinary Cancer and Specified Disease policies generally pay according to a fixed, predetermined schedule of indemnities after the insured has been diagnosed as having cancer or one of 27 other covered diseases. Optional benefits include a first occurrence benefit, which pays a specified sum to the policyholder upon the initial diagnosis of internal cancer and an intensive care unit ("ICU") benefit which pays an additional benefit for each day an insured is confined in an ICU.

While an insured is confined to a hospital for subsequent covered treatment, the benefits provided under the Company's policy generally include the following: (i) a specified payment for each day of hospital confinement, (ii) reimbursement for actual charges for in-patient drugs and diagnostic testing, subject to fixed, predetermined per diem limits, (iii) a specified payment for each day an insured is visited by an attending physician or receives special private nurse care, (iv) reimbursement for actual charges incurred for ambulance service in connection with hospital confinement, (v) reimbursement for actual charges for family member transportation to and from a hospital in which an insured is confined, subject to fixed, predetermined per trip limits and certain geographic and distance requirements, and
(vi) reimbursement for actual charges for family member lodging while accompanying an insured confined to a hospital, subject to fixed, predetermined per diem limits and certain geographic and distance requirements.

The Company's Cancer policies also provide a range of medical, medical-related and non-medical benefits, regardless of whether an insured is hospitalized. These benefits generally include the following: (i) reimbursement for actual charges for breast prosthetic devices, subject to fixed, predetermined per device limits, (ii) a specified payment for each day of confinement in a skilled nursing facility, subject to a fixed, predetermined number of days, (iii) a specified payment for each day of hospice confinement or treatment, (iv) reimbursement for actual charges for transportation of an insured to and from a facility where covered cancer treatments are received, subject to fixed, predetermined per trip limits and certain geographic and distance requirements, (v) reimbursement for actual charges for radiation and chemotherapy treatment, subject to fixed, predetermined annual or lifetime limits, and (vi) specified payments for each surgical procedure which an insured undergoes, and for each administration of anesthesia to the insured, according to a fixed, predetermined schedule based upon the nature of the surgical procedure. The average annual premium for this policy (including riders) was approximately $188 with respect to new sales of such policies for the year ended December 31, 1995.

First Occurrence

The Company's First Occurrence policies pay a specified lump sum to the policyholder or beneficiary under the policy immediately upon the initial diagnosis of malignant internal cancer. The First Occurrence policies are underwritten by Freedom Life Insurance Company of America ("FLICA"), and 90.0% coinsured with NFL. Benefits under these policies range from $10,000 to $50,000. The average annual premium for this policy (including riders) was approximately $311 with respect to new sales of such policies for the year ended December 31, 1995.

CASH

The Company's CASH policies pay according to fixed, per diem amounts while the insured is confined to a hospital for the treatment of a covered illness or injury. Covered illness or injury consists of cancer, accident, stroke or heart attack. A majority of the policies are sold with an optional return of premium benefit which provides for the return after 20 years to the policyholder of all premiums paid under the policy less any claims paid to the policyholder. The CASH policies are underwritten by FLICA and 50.0% coinsured with NFL. The average annual premium for this policy (including riders) was approximately $206 with respect to new sales of such policies for the year ended December 31, 1995.

The Company has a number of older Cancer and Specified Disease
Products which are not currently sold in material amounts, but which produce significant renewal premiums and consist of the following:

Cancer and Heart Attack

The Company offers two versions of its basic Cancer and Heart Attack policies, introduced in 1973 and 1977, respectively. One version provides insureds with predetermined daily benefits for each period of hospital confinement or convalescence for treatment of cancer or a heart attack. The other version contains maximum limits for scheduled benefits, but overall policy benefits are not limited. These products impose no limit on the number of days of hospitalization for which benefits may be payable.
Intensive Care Unit

The Company also offers an ICU policy, introduced in 1978, which provides a fixed daily payment in the event of hospital confinement in an intensive care unit for any accident or sickness. Benefits are provided for a maximum of 15 days per confinement and are subject to a lifetime maximum per insured.

Accidental Death

In 1981, the Company introduced an Accidental Death insurance policy which provides a fixed benefit when accidental injury causes the death of the insured. The policy also offers an optional rider which provides a daily benefit in the event of total disability caused by an accident.

MEDICAL EXPENSE PRODUCTS

The Company's Medical Expense Products are designed to reimburse the insured for expenses incurred for hospital confinement, surgical expenses, physician services and the cost of medicines immediately following a hospital stay. Out-patient benefits and maternity benefits are also available. These policies are individually underwritten based upon medical information provided by the applicant prior to issue. Information in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. Based upon the state in which these policies are offered, these policies are issued either as guaranteed renewable for life or conditionally renewable at the Company's option. The Company's Medical Expense Products are marketed by LifeStyles Marketing, Cornerstone and Farm & Ranch, and are underwritten by NFL, NFIC and AICT. Medical Expense Products currently offered by the Company include the following:

MM-95

MM-95 provides major medical coverage for hospital, medical and surgical expenses, including certain out-patient coverages. The insured has a number of options with respect to deductibles, coinsurance percentages, and stop-loss limits. After the annual deductible is met, ranging from $500 to $20,000, the insured is reimbursed 60% - 80% of eligible expenses up to a stop-loss limit ranging from $5,000 to $10,000, after which 100% of eligible expenses are covered, up to certain maximum policy limits. MM95 also offers reduced deductibles and coinsurance amounts if the insured uses the services of a provider which is a member of a participating Preferred Provider Organization ("PPO") network.

Super Saver I

Super Saver I provides limited benefits for hospital, medical and surgical expenses. The policies reimburse 60.0% of the first $10,000 of eligible expenses which exceed the calendar year deductible and 100% of eligible expenses thereafter. The policy has a maximum benefit of $100,000 for each injury or sickness. Eligible expenses are similar to MedPlan IV eligible expenses except that out-patient benefits are limited to surgical, extended care, hospice care and home care.

Super Saver I also offers reduced deductibles and coinsurance amounts if the insured uses the services of a provider participating in a PPO network.

MedPlan IV

MedPlan IV policies reimburse 80.0% of the first $5,000 of eligible expenses which exceed a calendar year deductible and 100% of eligible expenses thereafter. Reimbursement is subject to specified aggregate per cause and lifetime maximums. Eligible expenses include usual and customary charges for hospital room expense; in-hospital expenses for drugs, x-rays, laboratory charges; surgical expenses (subject to limitation); in-hospital physicians, private duty nurses, pathologist, radiologist or physiotherapist expense (subject to limitation); and outpatient benefits, including surgical benefits, extended care, hospice care and home care. Benefits are also provided (subject to a calendar year maximum) for out-patient medical services including prescription drugs.

Hospital Surgical Expense Policies

These policies cover many of the expenses described as MedPlan IV eligible expenses, subject to inside limits. These limits take the form of maximum daily hospital benefits, maximum out-patient treatment benefits, and calendar year limits for miscellaneous hospital benefits, out-patient day surgery, out-patient x-rays and laboratory tests, and doctor visits. Surgical benefits are subject to a schedule of limits. Maximum benefits under the policies are limited to a maximum of $25,000 per confinement.

The Company has a number of older Medical Expense Products which are not currently sold in material amounts, but which produce significant renewal premiums and consist of the following:

LifeStyles Products

These products consist of Limited Benefit Basic Hospital Medical Surgical Expense Insurance (the "LBBH Policy") and Medical Surgical Expense Insurance (the "MSE Policy") and were sold by LifeStyles Marketing. The LBBH Policy is designed to reimburse insureds for expenses incurred for hospital confinement, surgical expenses, physician services and the cost of medicines immediately following a hospital stay. Optional limited benefit out-patient and maternity benefit riders are also offered. The policy features a range of deductibles and copayment options.
The MSE Policy is more limited and therefore less expensive than the LBBH Policy, and is designed to reimburse insureds for expenses incurred for hospital confinement, surgical expenses, physicians services and minor out-patient expenses. The policy contains "inside limits" on the separate benefits provided such as a limit on the daily room and board benefit, a fixed surgical schedule and a limit on the maximum miscellaneous hospital benefit payable. These limits make the benefits provided by the policy less subject to inflationary increases in the cost of medical care.

Pre-1987 Medical Expense Products

These products consist of major medical expense policies and general health care policies.

NationalCare Products

These products consist of nursing care policies, catastrophic nursing care policies, home care policies, physician and out-patient care policies and hospital indemnity policies.

MEDICARE SUPPLEMENT PRODUCTS

The Company's Medicare Supplement Products provide coverage for many of the medical expenses which the Medicare program does not cover, such as copayments, deductibles and specified losses which exceed the federal program's maximum benefits. The Omnibus Budget Reconciliation Act of 1990 mandated, among other things, standardized policy features in Medicare Supplement plans. In July 1991, the NAIC implemented regulations creating ten model Medicare Supplement plans (Plans A through J). Plan A provides the least coverage, while Plan J offers the most extensive coverage. The Company's Medicare Supplement Products are generally underwritten by NFL and are guaranteed renewable.

During 1995, approximately 53% of the Company's Medicare Supplement Products premium revenues consisted of Medicare Supplement Products acquired by the Company from AII during 1992, from LHI during 1993, and from NFIC and AICT during 1994. These policies were existing blocks of business from which the Company expects to derive additional revenue through renewal premiums.
In addition, the Company is currently marketing the following Medicare Supplement Products:

Medicare Supplement Plans

In November 1993, the Company began offering four of the model plans (Plans A, B, C and F) through Senior Benefits. During 1995, the Company also marketed Medicare Supplement Plans through ASSP. The Company has declined to offer the other plans due in large part to their high benefit levels and consequently higher cost to the consumer.

Medicare Select

The Company markets a Medicare Supplement Product called Medicare Select. Medicare Select is designed to provide benefits which supplement the Medicare program at attractive rates by taking advantage of arrangements with hospitals and other health care providers. These arrangements typically provide that a hospital or health care provider will agree to waive Medicare's Part A initial deductible, thereby reducing the total benefit expenses associated with a hospital stay. The Company has entered into Hospital Preferred Provider Network Agreements ("PPO Agreements") in 8 states.

The Company also has a number of older Medicare Supplement Products which are not currently sold in material amounts, but which produce significant renewal premiums. These products consist of certain pre-1987 Medical Expense Products and certain NationalCare Products.

LIFE INSURANCE

In 1988, the Company reentered the life insurance market through the development of its Annually Renewable Term ("ART") policy. The ART policy was approved for sale in January 1988. It is an individually underwritten level term policy which is renewable to age 70. Premiums increase with advancing age. The policy is issued in face amounts ranging from $5,000 to $100,000, and an optional acci-dental death benefit rider is also available. This policy is currently sold exclusively, subject to territorial production requirements, through LifeStyles Marketing, but only nominal production of new business has occurred since 1991.

The Company began marketing its EZ-100 plan in 1995. EZ-100 is an individually underwritten whole life insurance product designed to serve as a compliment to other accident and health product offerings. EZ-100 is issued in face amounts ranging from $3,000 to $20,000, and may be offered by any of the Company's marketing organizations.

The Company continues to receive renewal premiums on ordinary life policies in force sold prior to 1979. The Company sold a substantial portion of this block of business during 1991 and 1992.

MARKETING

The Company generally markets its products to individuals on a one-on-one basis primarily through agents who are independent contractors associated with general agency networks.

The initial sales contact is a result of leads generated either by the agency network or through outside sources. The agent's decision to sell one policy in preference to another and, more specifically, to associate with an agency network that markets one or a group of policies over those of competing carriers depends on several factors, assuming the basic marketability of the product. These factors include: (i) the commission to which the agent will be entitled upon the sale of the policy, (ii) the carrier's reputation for rapid processing of policyholder applications and inquiries, (iii) the rapid and equitable administration of claims, (iv) the willingness of the general agency to provide prospect leads, and (v) availability of sales brochures and other marketing materials (including information about the Company) to assist the agent's sales efforts.

The Company's five primary agency networks accounted for over 90% of its first-year premium revenues for the year ended
December 31, 1995, and each specializes in marketing one of the Company's product lines. LifeStyles Marketing, Cornerstone and Farm & Ranch each market the Company's Medical Expense Products for NFL, NFIC and AICT, respectively. The Locke Agency markets the Company's Cancer and Specified Disease Products, and Senior Benefits markets the Company's Medicare Supplement Products.
Each of these general agencies has a field force of "career" agents who depend on the general agency for leads and produce insurance sales exclusively for that general agency. In addition, the Locke Agency, Senior Benefits and LifeStyles Marketing have licensed a number of independent agents on a "brokerage" basis to sell the Company's products. These independent agents typically sell the products of other insurance companies and also sell the Company's products on an irregular basis.

The Company's agency networks focus on niche marketing of specialized policies in localized geographical markets, primarily in the western, middle western, southern and southeastern regions of the United States. The Company's policies are sold to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage. In many cases, these individuals are employed by small business groups. Generally, Medicare Supplement Products are targeted to individuals over 65, while Medical Expense Products and Cancer and Specified Disease Products are targeted to individuals under 65.

The general agency networks receive commissions equal to a percentage of premiums paid, varying with the type of policy and differing for first-year sales and policy renewals. Commissions for first-year sales range from 55.0% to 95.0% of premiums paid; commissions for policy renewals range from 0% to 25.0% of premiums paid.

The Company has entered into new relationships with established general agency networks specializing in the sale of products comparable to the Company's existing product lines and has begun offering several new products. The Company continues to seek additional similar relationships. The Company's decision to form a relationship with any general agency network has been and will continue to be based primarily on that general agency network's historical levels of sales and profitability, as well as its access to the Company's target markets. There can be no assurance that any additional agency relationships will be formed or, if formed, that such relationships will result in increased sales or be profitable for the Company.
The chart below summarizes
the marketing arrangements for the Company's Products.

Product Line           Agency Network       Approx.      Primary    Percent of   Nature of Relationship with the
                                            Number of    States     1995 New     Company
                                            Agents       where      Premium
                                            (career/     Marketed   Volume
                                            indepen-
                                            dent)
Cancer and Specified
Disease Products       John P. Locke        25/3,000     KY, NC, SC,  12.2%      -Exclusive long term marketing
                                                         AL, LA, TN              agreement
                                                                                 -Coinsurance and computer services
                                                                                 agreement with FLICA, jointly owned
                                                                                 by Locke(60%) and the Company
                                                                                 (40%)

                       Phillip D. Elkins    100/0        AR            2.8%      -Independent Agency

Medical Expense        LifeStyles           957/1547     TX, OK, CO,  35.4%      -Agency contract provides exclusive
Products               Marketing Group,                  LA, TN, KY,             right to sell NFL's Medical Expense
                       Inc.                              AL, NC, KS,             Products
                                                         IN                      -51% owned by the company

                       Cornerstone          711/0        AR, CA, FL,   7.4%      -Independent Agency
                       National                          GA, MO, TX
                       Marketing Corp.

                       National Farm &      403/0        TX, MO        7.6%      -Independent Agency
                       Ranch Group, Inc.



Medicare Supplement    Senior Benefits,     89/2,468     AZ, TX       31.6%      -Agency contract provides eclusive
Products               LLC                                                       right to sell NFL's Medicare
                                                                                 Supplement Products
                                                                                 -50% owned by the Company

                       American Senior      165/375      OK, MS, KY,   1.6%      -50% owned by the Company
                       Security Plans,                   TX
                       LLC

HMO Products           Health Care-One      202/0        CA, TX        N/A       -Sells products for Blue Cross of
                       Insurance Agency,                                          California
                       Inc.                                                      -50% owned by Company

Cancer and Specified Disease Agency Networks

The Company's Cancer and Specified Disease products are distributed primarily through the Locke agency, which has marketed the Company's products for over 17 years. John P. Locke owns 60.0% of Freedom Holding Company ("Freedom") and the Company owns the remaining 40.0%. Freedom owns 100% of FLICA, a Mississippi insurer licensed in 34 states, which specializes in the sale of cancer and specified disease insurance. Concurrently with the Company's investment in Freedom in November 1988, Locke agreed to sell Cancer and Specified Disease Products exclusively for Freedom Life Insurance Company of America, ("FLICA") and the Company for a period of ten years. Also at that time, FLICA and NFL entered into a ten-year coinsurance agreement under which the Company receives 50.0% of all insurance written by FLICA. Most of the new insurance policies written by the Locke Agency are written in FLICA and reinsured in NFL, however, some new business is written directly in NFL. The coinsurance agreement does not provide for termination prior to the expiration of its ten-year term.

In late 1993, the Locke Agency began writing a new cancer product, "First Occurrence", which is written in FLICA and 90.0% reinsured in NFL under a coinsurance agreement which expires in 1998. See "DESCRIPTION OF POLICIES-Cancer and Specified Disease
Products."

The Locke Agency maintains its sales headquarters in Louisville, Kentucky and currently consists of approximately 25 career agents and 3,000 independent agents operating in 15 states. Locke's agency network, directly through sales in NFL and indirectly through reinsurance assumed from FLICA, accounted for approximately 12.2% of NFL's first-year accident and health insurance premiums for the year ended December 31, 1995.

The loss of, or significantly reduced sales efforts by, the Locke
Agency, and the failure by the Company to replace such agents or otherwise offset such losses, could materially affect the business of the Company. Management believes that its relations with the Locke Agency are good.

In general, Cancer and Specified Disease Products entail lower premiums than the Company's other products. The majority of premiums are collected from policyholders on a monthly basis. In order to attract agency networks to sell these products, the Company (as is the practice in the industry) advances a portion of a full year's commission at the time of each policy issuance.

MEDICAL EXPENSE AGENCY NETWORK

The Company's Medical Expense Products are sold primarily through
LifeStyles Marketing, Cornerstone and Farm & Ranch.

LifeStyles Marketing Group, Inc.

In September 1987, the Company entered into an agency contract with an insurance agency granting it the exclusive right, subject to territorial production requirements, to sell the Medical Expense Products introduced by NFL in 1987 and 1988. Effective April 1, 1988, the Company and the owners of the agency agreed to restructure the insurance agency as a joint venture, creating LifeStyles Marketing. Under the terms of the joint venture agreement WMC, the Company's wholly-owned subsidiary, owns a 51.0% voting interest in LifeStyles Marketing, is entitled to 50.0% of the profits and losses of LifeStyles Marketing and is responsible for financing LifeStyles Marketing's operations.
This venture allows the Company to share in the commission fees of products of other insurance carriers that are sold by LifeStyles Marketing, but which NFL has elected not to underwrite. LifeStyles Marketing is responsible for recruiting, supervising and compensating agents. All commissions paid by NFL and other insurance carriers are remitted to LifeStyles Marketing, which in turn pays the writing agent an agreed-upon amount. As is common in insurance marketing agencies, amounts paid to a writing agent at the time of a policy sale are generally a multiple of the commissions received by LifeStyles Marketing from the insurance carriers on such policy sale. These advanced or unearned amounts are generally deducted before any earned renewal amounts are paid to the writing agent on such policy. During a period of increasing sales, cash is required in order to finance agent advances. The LifeStyles Marketing agency network maintains its sales headquarters in Arlington, Texas and currently consists of approximately 957 career agents and 1,547 independent agents operating out of 18 branch sales offices in 14 states. LifeStyles Marketing accounted for 35.4% of the Company's first-year premium revenues for the year ended December 31, 1995.
Cornerstone National Marketing Corp.

In October 1994, the Company entered into a Master General
Agent's Contract with Cornerstone.  Under this agreement,
Cornerstone markets the Company's Medical Expense Products underwritten in NFIC.

Cornerstone maintains its sales headquarters in Arlington, Texas, and consists of 711 agents. Cornerstone specializes in the marketing of association group insurance programs, and accounted for approximately 7.4% of the Company's first-year premium revenues for the year ended December 31, 1995.

National Farm & Ranch Group, Inc.

In December 1994, the Company entered into a General Agent's
Contract with Farm & Ranch. Under this agreement, Farm & Ranch markets the Company's Medical Expense Products underwritten in AICT.

Farm & Ranch maintains its sales headquarters in Fort Worth, Texas, and consists of 403 agents. Farm & Ranch specializes in the marketing of insurance products to farmers, ranchers and others in the rural agricultural community. Farm & Ranch accounted for approximately 7.6% of the Company's first-year premium revenues for the year ended December 31, 1995.

The loss of, or significantly reduced sales efforts by either
Cornerstone or Farm & Ranch, and the failure by the Company to replace such agents or otherwise offset such losses, could materially affect the business of the Company. Management believes that its relations with Cornerstone and Farm & Ranch are good.

MEDICARE SUPPLEMENT AGENCY NETWORK

In November 1993, the Company and an Arizona-based agency specializing in the sale of Medicare supplement insurance, formed Senior Benefits. The Company acquired a 50.0% interest in Senior Benefits to establish a strong distribution network for its Medicare Supplement Products. Senior Benefits maintains its sales headquarters in Scottsdale, Arizona and currently consists of approximately 89 career and 2,468 independent agents. The Company entered into this relationship in order to better position itself in the Medicare supplemental segment of the insurance market and Senior Benefits accounted for approximately 31.6% of the Company's first-year accident and health insurance premiums for the year ended December 31, 1995.

To complement its new "Medicare Select" products and the agency contract with Senior Benefits, the Company has entered into PPO Agreements with Columbia/HCA and other hospitals and health care providers, and is currently negotiating additional PPO Agreements. Accordingly, Senior Benefits intends to expand its marketing operations to additional states in which Medicare Select has been approved and NFL is currently licensed.

HMO AGENCY NETWORK

In late 1995, the Company purchased a 50% ownership in Health Care-One, an insurance agency specializing in marketing HMO Products for Blue Cross of California and Foundation Health Plans in both California and Texas. Health Care-One maintains its sales headquarters in San Diego, California, and has a sales force consisting of 202 career agents.

The new business production by Health Care-One is not underwritten by the Insurance Subsidiaries of the Company, the Company entered into this arrangement to expand the marketing efforts to include HMO Products. This venture allows the Company to earn commission income through sales of products of other insurance carriers, without assuming underwriting risk. The operations of Health Care-One were not significant for the year ended December 31, 1995.

HOME OFFICE OPERATIONS

Except for LifeStyles Marketing, Senior Benefits, WPS, ASSP, and Health Care-One, none of the Company's subsidiaries has any branch offices and, other than incidental travel by employees, the subsidiaries conduct their entire operations at the Fort Worth office (the "Home Office"). The functions carried out at the Home Office include policy issue and underwriting, policyowner service, claims processing, agency service and other administrative functions such as data processing, legal, accounting and actuarial. The Company also provides certain administrative and computer services on a fee for service basis to FLICA, including record keeping and reporting for their respective policies, claims and commissions.

The policy issue and underwriting department reviews policy applications. Although, as is common in the industry, physical examinations and tests are not required before a policy is issued, the Company's underwriting personnel will generally telephone an applicant for a Medical Expense Product to verify the information set forth in the policy application (which telephone calls are recorded as a matter of course) and will often contact the applicant's physician in the verification process. Applicants for the Company's Cancer and Specified Disease Products must certify in writing that they meet certain health standards established by the Company before the policy will be issued. Most applicants for the Company's Medicare Supplement Products fill out an application and, based on the historical health information certified therein, the Company makes its determination as to whether to issue the policy. Certain applicants, during a six month "window" after reaching age 65, are not required to provide historical health information.

The policyowner service department and agency service department are responsible for responding to policyowner and agent requests for information or services. The claims processing department reviews benefit claims submitted by policyowners, determines the benefits payable and processes the claim payments.

RESERVE POLICY AND ADEQUACY

The Company's reserves consist of two separate components: the claim reserves and the policy benefit reserves. The claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. The Company's actuaries estimate these reserves based upon analysis of claim inventories, loss ratios and claim lag studies. These estimates are developed in the aggregate for claims incurred (whether or not reported). The claim reserves include an amount which will not be paid out until subsequent reporting periods, but which is recorded in the current period for reporting purposes. Policy benefit reserves are established by the Company for benefit payments which have not been incurred but which are estimated to be incurred in the future. The policy benefit reserves accounted for approximately 54.4% of the Company's total reserves as of December 31, 1995. The policy benefit reserves are calculated according to the net level premium reserve method, and are equal to the discounted present value of the Company's expected future policyholder benefits, minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of insured(s) under a policy at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with generally accepted accounting principles ("GAAP").

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Company's policy benefit reserves, the Company relies primarily upon its own benefit payment history, and upon information developed in conjunction with actuarial consultants and industry data. The Company's persistency rates have a direct impact upon its policy benefit reserves, because the determinations for this reserve are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and accordingly, the policy benefit reserves will be increased or decreased.

The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. Because the discount factor used in calculating the Company's policy benefit reserves is based upon the rate of return of the Company's investments designed to fund this reserve, the amount of the reserve is dependent upon the yield on these investments. Provided that there is not material adverse experience with respect to these benefits, changes in future market interest rates will not have an impact on the profitability of policies already sold. Because fluctuations in future market interest rates affect the Company's yield on new investments, they also affect the discount factor used to establish, and thus the amount of, its policy benefit reserves for new sales. In addition, because an increase in the policy benefit reserves in any period is treated as an expense for income statement purposes, market interest rate fluctuations can directly affect the Company's profitability for policies sold in such period. It is not possible to predict future market interest rate fluctuations.

In accordance with GAAP, the Company's actuarial assumptions are generally fixed at the time they are made, and absent materially adverse benefit experience, they are not generally adjusted. Nonetheless, the Company monitors the adequacy of its policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of its actuarial assumptions.

The adequacy of the Company's policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident victims (such as out-patient versus in-patient care) or prolong the life expectancy of such victims. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of the Company's reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the Company insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the Company needing to post additional reserves, which could have a material adverse effect upon its business, results of operations and financial condition.

The Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment result assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike under GAAP, the Company is required to expense all sales and other policy acquisition expenses as they are incurred, rather than capitalizing and amortizing them over the expected life of the policy. Although the effect of this requirement is moderated by the allowance under SAP of an accounting procedure known as the "two year preliminary term" reserve valuation method, which allows the Company to defer any accumulation of policy benefit reserves until after the second policy year, the immediate charge off of sales and acquisition expenses and the claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions to shareholders.

REGULATION

The Company and its affiliates are subject to regulation and supervision in all jurisdictions in which they conduct business. In general, insurance laws establish supervisory agencies with broad administrative powers relating to, among other things, the granting and revoking of licenses to transact business, regulation of trade practices and premiums, licensing of agents, approval of content and form of policies, maintenance of specified reserves and capital and surplus, deposits of securities, form and content of required financial statements, nature of investments and limitations on dividends to stockholders. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders. Such regulation delays the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company's operations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company's business.

Generally, before the Company is permitted to market an insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state's insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Company's policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. In addition, obtaining such approval can cause delays in the Company's ability to market new products.

Nearly all states in which the Company does business regulate loss ratios. The minimum loss ratios applicable to the Company's products range from 40.0% to 65.0%, with most falling in the range of 50.0% to 55.0%. The Company believes that it is within its minimum loss ratio requirements. Because these requirements mandate that the Company incur loss experience of not less than a specified percentage of its earned premiums over the life of a policy, they directly impact the profitability of the Company. Any increase in the Company's premiums must be justified to the relevant regulatory authority on the basis of the Company's conformance to the minimum loss ratio. This can have the effect of inhibiting the Company's ability to raise premiums on new sales, and thus its ability to generate additional cash from operations. Although the Company is not aware of any proposals by regulators to increase minimum loss ratios, states may increase minimum loss ratios from time to time. The National Association of Insurance Commissioners ("NAIC"), has in the past proposed model rules which would increase minimum loss ratios applicable to the Company's products. No assurance can be given that such a proposal will not be reintroduced in the future. Increases in minimum loss ratio requirements could have a material adverse effect upon the results of operations of the Company.

The NAIC has adopted a model law for adoption in the states requiring every life and health insurer licensed in a state to utilize an adopted RBC formula. The RBC formula establishes capital requirements for four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The NAIC has pro-posed that the RBC formula may be used by regulators as an analytical tool to monitor the adequacy of capital of insurers. Under the model law, if an insurer's RBC, as determined under the RBC formula, falls below specified RBC levels, the insurer would be subject to different degrees of regulatory action depending upon the RBC level. At the initial problem level, the "Company Action Level", the insurer would be required to identify and propose actions to correct the risk-based capital deficiency and to provide the regulator with financial projections assuming both the absence and the presence of corrective action (collectively, an "RBC Plan"). At the second problem level, the "Regulatory Action Level," the insurer would be required to submit an RBC Plan and would be subject to such examination or analysis and to such orders specifying required corrective action as the insurance regulator deems necessary. At the third problem level, the "Authorized Control Level," the regulator may place the insurer under regulatory control if he decides that would be in the best interests of policyholders, creditors and the public. At the fourth problem level, the "Mandatory Control Level," the model law requires the regulator to place the insurer under regulatory control. As of December 31, 1995 each Insurance Subsidiary's RBC exceeded the "Company Action Level." This model law has been adopted in Delaware. Although it has not been formally adopted in Texas, it is used by regulators in Texas. The Company does not believe that the model law will have any material adverse effect on liquidity, capital resources or results of operations of the Company or cause the Company to change its business strategy.

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, each of NFIC and AICT must maintain minimum aggregate statutory capital and surplus of $1.4 million. The state of Georgia requires licensed out-of-state insurers to maintain minimum capital of $1.5 million and Kentucky requires minimum surplus of $2.0 million, which levels are higher than those of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which each of NFL, NFIC and AICT must maintain is $3.5 million. At December 31, 1995, aggregate statutory capital and surplus for NFL, NFIC and AICT was $14.1 million, $9.9 million and $8.3 million, respectively. According to SAP (as opposed to GAAP), costs in excess of first-year premiums associated with the issuance of new policies are charged to surplus through operations. These costs are primarily sales commissions and issuance costs and the establishment of statutory reserves. Increased first-year sales of insurance tend to reduce statutory surplus.

On the basis of statutory financial statements filed with state insurance regulators, the NAIC also calculates annually 13 financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the "usual range" on four or more of the ratios could lead to inquiries from individual state insurance departments and increased regulatory oversight. Based on statutory financial statements for 1995, NFL and AICT fell within the "usual range" on 12 of the ratios. NFIC fell within the "usual range" on 11 of the ratios. NFL and NFIC fell outside the "usual range" for "Net Income to Total Income" (Ratio 2) as a result of recording statutory losses during 1995. Because continued production of new business may continue to cause strain during 1996, this event could recur in 1996. NFIC and AICT fell outside the "usual range" for Change in Reserving Ratio" (Ratio 12) as a result of having life insurance reserves in 1995, when there were none in 1994. This resulted from production of life insurance business in 1995. Both NFIC and AICT are expected to return to the "usual range" for this ratio in 1996.

In 1995, an examination for NFL was concluded for the years 1990 through 1992 by the insurance departments of Delaware and Mississippi. Also in 1995, and examination for NFIC and AICT was concluded by the insurance department of Texas for the years 1991 through 1993. These examinations did not result in any significant adjustments to the statutory financial statements for the years under examination. Currently, the State of Delaware is conducting a statutory examination of NFL which covers the years 1993 through 1995.

Many states have enacted insurance holding company laws that require registration and periodic reporting by insurance companies within their jurisdictions. Such legislation typically places restrictions on, or requires prior notice or approval of, certain transactions within the holding company system. For example, dividend payments from Westbridge's principal Insurance Subsidiaries, NFL, NFIC and AICT, are regulated by the insurance laws of their domiciliary states. Additionally, the terms of loans and transfers of assets within the holding company structure are also subject to state insurance holding company laws. Westbridge holds a surplus certificate issued by NFL the amount of $777,000. The unpaid aggregate principal under the surplus certificate bears interest at an agreed upon rate not to exceed 10.0% and is repayable, in whole or part, upon (i) NFL's surplus exceeding $7.0 million, exclusive of any surplus provided by reinsurance treaties, and (ii) NFL receiving prior approval from the Delaware State Insurance Commissioner.

A majority of the states in the U.S., including those in which the Company is currently licensed and markets its policies, have adopted requirements that coverage provided by all accident and health policies contain prescribed minimum and maximum benefits and meet other minimum standards, and that specified dis-closure forms be provided to policyholders at the time of sale. Compliance with such requirements has not adversely affected NFL's marketing efforts in those states. Four states, Connecticut, Massachusetts, New Jersey and New York, have adopted statutes or insurance department regulations that either prohibit sales of policies that offer only "specified or dread disease" coverage (such as that provided by certain of the Company's Cancer and Specified Disease Products) or require that such coverage be offered in conjunction with other forms of health insurance. The Company has never written insurance in those states and does not currently intend to enter those markets. The Company has no knowledge of legislative initiatives which would limit or prohibit the sale of "specified or dread disease" policies in other states in which the Company operates.

The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Recent insolvencies of insurance companies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments which cannot be offset against future premium taxes are charged to expense. Assessments which qualify for offset against future premium taxes are capitalized, and are offset against such future premium taxes. The Company paid approximately $128,000 in the year ended December 31, 1994, and approximately $65,000 for the year ended December 31, 1995, as a result of such assessments. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

Although the U.S. Government generally does not directly regulate the insurance business, federal initiatives often impact the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include controls on the cost of medical care, medical entitlement programs (e.g., Medicare), minimum solvency requirements for insurers and the development of a national health care system.

On the subject of assumption reinsurance, the NAIC has taken action. The Assumption Reinsurance Model Act was adopted in 1993. The Model Act provides a 25-month notice period and may allow a transfer after the expiration of such period even if the assuming insurer does not have a higher rating than the transferring insurer. The Model Act will have no legal effect until formally adopted by the states, although it can be expected to be relied upon by regulators in states without statutes, regulations or other defined rules expressly governing assumption reinsurance.

COMPETITION

The supplemental health and accident insurance industry in the United States is highly competitive. Although this market is fragmented, the Company competes with a large number of other insurers, some of which have been in business for a longer period of time and some of which have higher ratings by A.M. Best Company, Inc. ("A.M. Best") and substantially greater financial and other resources than the Company. A.M. Best, a nationally recognized insurance rating agency, assigns a rating which measures each company's relative financial strength and ability to meet its contractual obligations. In the markets in which the Company sells its products, the Company believes that its A.M. Best rating is not a significant factor affecting its ability to sell its insurance products.

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield, and Health Maintenance Organizations, provide various alternatives for meeting hospitalization and medical expenses. Much of this insurance is sold on a group basis to employer sponsored groups. The federal and state governments also provide insurance through the Medicare and Medicaid programs for the payment of the costs associated with medical care. These major medical programs generally cover a substantial amount of the medical expenses incurred as a result of accidents or illnesses. The Company's Cancer and Specified Disease Products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray nonmedical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with these insurers. However, expansion of coverage by other insurers could adversely affect the Company's business.

The Company's Medical Expense Products are designed to provide coverage which is similar to the major medical insurance programs described above, but sold primarily to persons not covered in an employer sponsored group. The Company's Medicare Supplement Products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. To the extent that future government programs expand or contract the private insurance industry's participation, they could benefit or adversely affect the Company's business.

The Company competes directly with other insurers offering similar products and believes that its current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company's ability to remain competitive.

In addition to product and service competition, there is also very strong competition within the supplemental health and accident insurance market for qualified, effective agents. The recruitment and retention of such agents is extremely important to the success and growth of the Company's business. Management believes that the Company's controlled agency network is competitive with respect to the recruitment and training of agents. However, there can be no assurance that the Company's controlled agency network will be able to continue to recruit or retain qualified, effective agents. The inability of the Company to adequately recruit and retain such agents could have a material adverse effect upon the Company's business, results of operations and financial condition.

INVESTMENT POLICY AND RESULTS

Investment income is an important source of revenue and the Company's return on invested assets has a material effect on net income. The Company's investment policy is subject to the requirements of regulatory authorities regarding maintenance of minimum statutory reserves in order to meet future policy obligations under policies in force. Statutory reserves may consist only of certain types of admitted investments, the percentage mix of which is regulated by statute. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law and reduce premium tax assessments in such states. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions.

Investment policy is determined by the Investment Committees of the Company and the Insurance Subsidiaries in accordance with guidelines set forth by their respective Boards of Directors.
The current investment policy of the Company and the Insurance Subsidiaries is to invest primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and in mortgage-backed securities. Also up to 5% of the Company's assets may be invested in higher yielding non-investment grade securities. Current policy is also to balance the portfolio between long- and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims, interest on the indebtedness and dividends on the Series A Preferred Stock. Although the balance sheet shows invested assets in real estate and mortgage loans, the Company's investment policy excludes the investment of new funds in real estate or mortgage loans and since prior to 1989 the Company has acquired no such assets in its portfolio.

The following table sets forth a summary of consolidated cash and invested assets of the Company for the dates indicated, valued in accordance with generally accepted accounting principles:

                                                       Year Ended December 31,
                                                       -----------------------------------------------
                                                   1995            1994                 1993
                                                   ----------------------------------------------
                                                               (In thousands)
Cash                                            $  2,013         $  2,871             $    148
Bonds:
 U.S. Government and related agencies             35,658           39,753               18,875
 State, county and municipal                       1,632            1,450                1,480
 Public utilities                                  8,700            8,778                4,476
 Industrial and miscellaneous                     40,490           40,783               24,006
                                                 -------          -------               ------
   Total Bonds                                    86,480           90,764               48,837
                                                 -------          -------               ------
Preferred stock                                      356              343                  356
                                                 -------          -------               ------
Common stock                                         183              126                  119
                                                 -------          -------               ------
Investment in Freedom Holding Company (1)          6,173            5,945                5,600
                                                 -------          -------               ------
Other Invested Assets:
 Mortgage loans on real estate                       639              768                  865
 Policy loans                                        285              291                  289
 Certificates of deposit and short-term
   investments                                    15,246            7,589                1,079
 Investment real estate                              141              141                  141
                                                 -------          -------               ------
   Total Other Invested Assets                    16,311            8,789                2,374
                                                 -------          -------               ------
    Total Cash and Invested Assets              $111,516         $108,838              $57,434
                                                 =======          =======              =======

____________________
(1) Represents the Company's 40.0% ownership interest.

Included in the invested assets of the Company outlined in the preceding table are certain high-yield debt securities which are below a "BBB" or equivalent rating. Although the Company owned no such assets at December 31, 1994, these high-yield debt securities amounted to less than 0.7% and 0.1% of the Company's total cash and invested assets at December 31, 1995 and December 31, 1994, respectively.

The significant increase in the investment portfolio during 1994 was primarily the result of the assets acquired by the Company in the Acquisition. See "BUSINESS-GENERAL."

The following table summarizes consolidated investment results for the periods shown:

                                                               Year Ended December 31,
                                                     ------------------------------------------------
                                                       1995              1994            1993
                                                     ------------------------------------------------
                                                               (In thousands)
Total invested assets, cash and cash equivalents    $111,516          $108,838          $ 57,434
Net investment income                               $  7,421          $  5,764          $  4,120
Average annual yield on total investments               7.0%              6.4%              7.4%
Realized gains on investments                       $    182          $    320          $  1,030

The following table summarizes the Company's fixed maturity securities, excluding short-term investments, as of December 31, 1995:

                    FIXED MATURITY SECURITIES
                                                                                           Market or
                                                                                            Estimated
                                                    Book Value(1)                         Fair Value(2)
                                                 --------------------                -------------------
                                                 Total               %                Total              %
                                                --------            -----            --------          -----
                                                                     (In thousands)
  Fixed maturity securities:
  U.S. Government and governmental agencies
    and authorities (except mortgage-backed)    $24,583              28.3             $24,583           28.3
  States, municipalities and
    political subdivisions                        1,632               1.9               1,632            1.9
  Finance                                        18,745              21.6              18,745           21.6
  Public utilities                                8,700              10.0               8,700           10.0
  Mortgaged-backed                               11,075              12.8              11,075           12.8
  All other corporate bonds                      21,745              25.1              21,745           25.1
  Certificates of deposit                           300               0.3                 300            0.3
                                                -------             -----             -------           ----
    Total fixed maturity securities             $86,780             100.0             $86,780          100.0
                                                =======             =====             =======          =====

_____________________
(1) Fixed maturity securities classified as held-to-maturity are carried at amortized cost. Fixed maturity securities classified as available-for-sale are carried at market value. At December 31, 1995, all of the Company's fixed maturity securities are classified as available-for-sale.

(2) Market value represents the closing sales prices of marketable securities. Estimated fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.


The Company's fixed maturity investment portfolio at December 31, 1995 was composed primarily of debt securities of the U.S. Government and corporations and of mortgage-backed securities. Investments in the debt securities of corporations are principally in publicly-traded bonds.

Mortgage-backed securities represented approximately 12.8% of the market or estimated fair value of the Company's total investment securities as of December 31, 1995. Investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments, as of December 31, 1995:

        COMPOSITION OF FIXED MATURITY SECURITIES BY RATING

                                                                                   Market or
                                                                                   Estimated
                                             Book Value(1)                         Fair Value(2)
                                         --------------------                 -------------------
Ratings(3)                              Total                 %              Total             %
- ---------------                        -------             -----            -------          -----
                                                               (In thousands)
Investment grade:
  U.S. Government and agencies         $35,658              41.1            $35,659           41.1
  AAA                                    1,610               1.9              1,610            1.9
  AA                                    10,570              12.2             10,570           12.2
  A                                     24,313              28.0             24,312           28.0
  BBB                                   13,879              16.0             13,879           16.0
Non-Investment grade:
  BB                                       710               0.8                710            0.8
  CCC                                       40                 -                 40              -
                                       -------             -----            -------          -----
    Total fixed maturity securities    $86,780             100.0            $86,780          100.0
                                       =======             =====            =======          =====

 _____________________
(1) Fixed maturity securities classified as held-to-maturity are carried at amortized cost. Fixed maturity securities classified as available-for-sale are carried at market value. At December 31, 1995, all of the Company's fixed maturity securities are classified as available-for-sale.

(2) Market value represents the closing sales prices of marketable fixed maturity securities. Estimated fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

(3) Ratings are the lower of those assigned primarily by Standard & Poor's and Moody's when available, and shown in the table using the Standard & Poor's rating scale.
     Unrated securities are assigned ratings based on the applicable NAIC rating or the rating assigned to comparable debt out-standing of the same issuer. NAIC 1 fixed maturity securities have been classified as "A", and NAIC 2 fixed maturity securities have been classified as "BBB".

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly- traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6, with Class 1 as the highest quality rating. The following table sets forth the book and market or estimated fair value of the Company's fixed maturity securities, excluding short-term investments, according to NAIC Designations and Standard & Poor's ratings as of December 31, 1995:

                        NAIC DESIGNATIONS
                                                                                   Market or
                                                                                   Estimated
                                          Book Value(1)                            Fair Value(2)
                                     ---------------------------           -----------------------
NAIC Designations(3)                   Total                 %                Total            %
- --------------------                  --------              ----            -------          -----
                                                               (In thousands)
NAIC 1 (AAA, AA, A)                    $72,151              83.2            $72,151           83.2
NAIC 2 (BBB)                            13,879              16.0             13,879           16.0
NAIC 3 (BB) and below                      750               0.8                750            0.8
                                       -------             -----            -------          -----
  Total fixed maturity securities      $86,780             100.0            $86,780          100.0
                                       =======             =====            =======          =====

_____________________
(1)  Fixed maturity securities classified as held-to-maturity are carried at amortized cost.  Fixed maturity securities classified as available-for-sale are carried at market value.  At December 31, 1995, all of the Company's fixed maturity securities are classified as available-for-sale.

(2)  Market value represents the closing sales prices of marketable fixed maturity securities.  Estimated fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

(3) Generally comparable to Standard & Poor's ratings. Comparisons between NAIC ratings and Standard & Poor's ratings are as published by the NAIC.

The scheduled maturities of the Company's fixed maturity securities, excluding short-term investments, as of December 31, 1995 were as follows:

       COMPOSITION OF FIXED MATURITY SECURITIES BY MATURITY

                                                                                      Market or
                                                                                      Estimated
                                             Book Value(1)                            Fair Value(2)
                                        -----------------------               ------------------------
Scheduled Maturity                       Total              %                  Total          %
- ------------------                      -------            -----              --------       -----
                                                               (In thousands)
Due in one year or less                $  3,441              4.0            $ 3,441            4.0
Due after one year through five years    23,380             26.9             23,380           26.9
Due after five years through ten years   19,987             23.0             19,987           23.0
Due after ten years                      28,897             33.3             28,897           33.3
Mortgage-backed securities               11,075             12.8             11,075           12.8
                                        -------            -----            -------          -----
  Total fixed maturity securities       $86,780            100.0            $86,780          100.0
                                        =======            =====            =======          =====

_____________________
(1) Fixed maturity securities classified as held-to-maturity are carried at amortized cost. Fixed maturity securities classified as available-for-sale are carried at market value. At December 31, 1995, all of the company's fixed maturity securities are classified as available-for-sale.

(2) Market value represents the closing sales prices of marketable fixed maturity securities. Estimated fair values are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

REINSURANCE

Ceded

As is customary in the insurance industry, the Company cedes reinsurance to other insurance companies. Cession of reinsurance is utilized by an insurer to limit its maximum loss, thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance (except for assumption reinsurance described below) but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company generally does not cede risks associated with its Cancer and Specified Disease Products, Medicare Supplement Products or Life Insurance Products. However, 100% of the Company's risks under its Accidental Death policies currently in force are reinsured. The Company had an excess loss reinsurance agreement during 1995 which limited the Company's losses on the First Occurrence policies in the event that such losses exceeded a certain percentage of earned premiums. This reinsurance agreement was not renewed in 1996. The Company currently reinsures its risks under its Medical Expense Products so that its maximum payment to any one beneficiary during any one-year period is limited ($100,000 in 1995) for any accident or illness. In accordance with industry practice, the reinsurance agreements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination date and the expiration dates.

Assumed

The Company also assumes reinsurance (primarily in the form of coinsurance) as part of its ongoing operations. Assumption of reinsurance is utilized by insurers as an additional source of insurance business. In May 1987, NFL entered into a coinsurance treaty with FLICA. Under the terms of the treaty, NFL assumed a 50.0% share of all Cancer and Specified Disease policies written by FLICA, the ceding company, from January 1, 1987 through December 31, 1988. During 1988, the coinsurance treaty was amended to continue until December 31, 1998. See "MARKETING". For the year ended December 31, 1995, $4.3 million of assumed premiums under this coinsurance treaty were recorded as premiums. In March 1990, NFL entered into a coinsurance treaty with Paramount. Under the terms of the treaty, which was in effect from April 1, 1990 through May 31, 1995, NFL assumed 90.0% of the Cancer and Specified Disease policies written by Paramount. The treaty effectively ended upon the purchase of this block of business by NFL from Paramount. For the year ended December 31, 1995, $582,000 of assumed premiums under this coinsurance treaty were recorded as premiums. In December 1993, NFL entered into a coinsurance agreement with FLICA. Under the terms of this agreement, which expires in November 1998, the Company assumes 90.0% of the First Occurrence policies issued by FLICA. For the year ended December 31, 1995, $5.1 million of assumed premiums under this agreement were recorded as premiums.

Use in Acquisitions

Over the past four years, the Company has acquired blocks of policies in force from AII, LHI, and DNL, through the use of indemnity and assumption reinsurance. Using this process, the Company first acquires policies by insuring the risks of policies ceded by other insurers in the manner discussed above. Following such acquisition, the Company applies to each relevant state regulatory authority for approval to convert the indemnity reinsurance to assumption reinsurance. As regulatory approval from each state is obtained, the Company issues assumption certificates to policyholders in the approving state to provide notice of the Company's assumption of the primary obligation under the insurance policies assumed. There can be no assurance that regulatory approval will be granted by each relevant state, or as to the time required to obtain such approval. As of December 31, 1995, annualized premiums of $47,000, and $1,480,000, relating to the policies acquired from AII, and LHI, respectively, had not yet been approved for assumption.

EMPLOYEES

At December 31, 1995, the Company employed 309 persons, of which 67 were management and supervisory personnel. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

HEALTH CARE REFORM

On September 22, 1993, President Clinton proposed the Health Security Act of 1993 (the "HSA"), legislation designed to reform the United States health care system. The HSA is primarily intended to (I) provide access to health care services for all United States residents and (ii) control the escalation of health care expenditures in the United States. Since the introduction of the HSA, several members of Congress have proposed alternative legislation which would provide varying degrees of coverage. On October 7, 1994, Congress adjourned without having enacted significant health care legislation. However, such legislation may be enacted in the future. The specific elements of the HSA, or other federal legislation enacted to reform the health care system, may include limitations on government spending for health care benefits, price controls, the creation of large purchasing groups and mandatory standard health care benefit programs. The HSA, or any other proposed legislation, is expected to undergo significant revision prior to congressional approval and implementation. In addition, state governments may propose and adopt health care plans.

Such federal or state legislation, if enacted, could, among other things, further restrict the Company's ability to implement rate increases, and could impose limitations on the profitability of
certain of the Company's insurance products.   Also, to the
extent that such legislation guarantees major medical coverage to all United States residents and/or expands the scope of basic coverage, the demand for specified disease and supplemental insurance may be reduced, and certain health insurance business currently in force could experience high lapse rates. The Company cannot predict what effect, if any, yet to be enacted health care legislation or proposals will have on the Company if and when enacted. The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. No assurance can be given that enactment of any federal and/or state health care reforms will not have a material effect on the Company's business.

ITEM 2.  PROPERTIES.

The Company maintains its principal offices at 777 Main Street, Fort Worth, Texas. Such offices were leased by NFL in July 1983 under a lease agreement which was subsequently amended and which expires in June 2001.

WPS, the Company's wholly-owned printing subsidiary which prints all policies, forms and brochures of the Insurance Subsidiaries, maintains its manufacturing facility at 7333 Jack Newell
Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005.

LifeStyles Marketing maintains its sales headquarters at 1161 Corporate Drive, Arlington, Texas, under a five year lease agreement which expires in August, 1997. LifeStyles Marketing also leases office space for certain of its 18 branch sales office locations under lease agreements which expire on various dates throughout the next twelve months. Senior Benefits maintains its offices in Scottsdale, Arizona, under a three-year lease expiring in September, 1996.

American Senior Security Plans maintains its offices in Dallas,
Texas, under an annual lease agreement.

Health-Care One maintains its offices in San Diego, California, under a lease agreement expiring January, 1999.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not party to any pending litigation the disposition of which would have a material adverse effect on the Company's consolidated financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

EXECUTIVE OFFICERS OF REGISTRANT

Westbridge's executive officers, who serve at the pleasure of the Board of Directors, are as follows:

                                                          Years with
Name                Age     Position with the Company     the Company

Martin E. Kantor     73    Chairman of the Board and
                             Chief Executive Officer         19

James W. Thigpen     58    President and Chief
                             Operating Officer               14

Patrick J. Mitchell  37    Vice President, Chief Financial    -
                             Officer and Treasurer

Stephen D. Davidson  40    Vice President and Chief
                             Marketing Officer                2

Margaret A. Megless  44    Vice President                    20

Michael D. Norris    49    Vice President and Secretary      12

Dennis A. Weverka    51    Vice President                    15

Mr. Kantor has served as Chairman of the Board and Chief Executive Officer of Westbridge since 1993 Mr. Kantor had served as Chairman of the Board, President and Chief Executive Officer of Westbridge since prior to 1990. Mr. Kantor has served as Chairman of the Board of NFL since prior to 1989, and also became Chief Executive Officer of NFL in 1985. Following the Acquisition of NFIC and AICT, Mr. Kantor was appointed Chairman of the Board of each of NFIC and AICT. Mr. Kantor may be deemed to be a control person of Westbridge by virtue of his ownership of 721,906 shares, or 12% of the outstanding shares of Westbridge's Common Stock at December 31, 1995. This amount does not include shares held in various trusts established by Mr. Kantor for the benefit of his children and grandchildren over which he has no voting or investment power and as to which Mr. Kantor disclaims beneficial ownership.

Mr. Thigpen has served as President and Chief Operating Officer of Westbridge since January 1993. Following the Acquisition of
NFIC and AICT, Mr. Thigpen was appointed President and Chief
Operating Officer of each of NFIC and AICT. Mr. Thigpen had served as Executive Vice President of Westbridge since prior to 1989. Mr. Thigpen has also served as President and Chief
Operating Officer of NFL since prior to 1989.  From March 1981 to
April 1985, Mr. Thigpen served as Executive Vice President-Operations of NFL. Mr. Thigpen was Senior Vice President of
Operations of Lone Star Life Insurance Company, Dallas, Texas for four years prior to his joining NFL in March 1981.

Mr. Mitchell has served as Vice President, Chief Financial Officer and Treasurer of Westbridge since August 1995.
Mr. Mitchell is also Senior Vice President, Treasurer and Director of NFL, NFIC and AICT, and has served in that capacity since August 1995. Mr. Mitchell served as Vice President for Bankers Life & Casualty Company, Chicago, Illinois, for two years prior to joining Westbridge. Mr. Mitchell was an Assistant Vice President for Reliance Standard Life Insurance Company, Philadelphia, Pennsylvania, from 1989 to 1993.

Steven D. Davidson, Vice President, has served as Chief Marketing Officer of Westbridge and as a Senior Vice President of NFL, NFIC and AICT since joining the Company in August 1994. Mr. Davidson served as President of Senior Benefits, L.L.C., from 1992 to 1994 and as Vice President of Marketing for Pioneer Life Insurance Company, Rockford, Illinois, from 1989 to 1992.

Margaret A. Megless has served as Vice President, Information Systems of Westbridge since August 1994 and as Senior Vice President, Information Systems of NFL since 1992. Following the Acquisition of NFIC and AICT, Ms. Megless was appointed Senior Vice President of each of NFIC and AICT, and in June 1994, was appointed a director of NFL, NFIC and AICT. Ms. Megless joined the Company in January 1977, serving as Vice President, Information Systems of NFL from 1984 to 1992.

Mr. Norris is Vice President and Secretary of Westbridge and has served as Secretary since prior to 1990, and has served as Vice President since August 1994. Mr. Norris has also served as Senior Vice President, General Counsel and Secretary of NFL since prior to 1990. Following the Acquisition of NFIC and AICT,, Mr. Norris was appointed Senior Vice President and Secretary of each of NFIC and AICT, and in June 1994 was appointed a director of NFL, NFIC and AICT. Mr. Norris was Counsel for the Oklahoma Insurance Department, Oklahoma City, Oklahoma for two years prior to joining NFL in March 1983. Mr. Norris was an adjuster and attorney for Allstate Insurance Company, Oklahoma City, Oklahoma, from 1979 to 1981.

Dennis A. Weverka was appointed Vice President, of Westbridge in August 1994. Mr. Weverka joined the Company in August 1981 and has served as a Senior Vice President of NFL since 1984. Following the Acquisition of NFIC and AICT, Mr. Weverka was appointed Senior Vice President of NFIC and AICT, and in June 1994 was appointed a director of NFL, NFIC and AICT.

                             PART II



ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
STOCKHOLDER MATTERS.

The Common Stock trades on the New York Stock Exchange under the symbol "WBC". Prior to May 25, 1995, the Common Stock traded on the American Stock Exchange, under the same symbol. The following table sets forth the high and low sales price for the Common Stock, by quarter, for the periods indicated.

                                                High           Low
     1994
     First Quarter                              8 1/2          6 3/4
     Second Quarter                             8 3/4          6 5/8
     Third Quarter                              9 5/8          7 7/8
     Fourth Quarter                             9 3/8          7 3/8

     1995
     First Quarter                              8 1/8          5 7/8
     Second Quarter                             7 1/2          5 1/2
     Third Quarter                              6 5/8          5 3/4
     Fourth Quarter                             6 5/8          5 5/8

     1996
     First Quarter (through March 11, 1996)     6 5/8          6 1/8


On March 11, 1996, the closing price of the Common Stock on the NYSE was $6 3/8 per share.

As of March 11, 1996, there were 2,424 record holders of the Common Stock.

Westbridge has not paid any cash dividends on the Common Stock and does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. Both the Preferred Stock Purchase Agreement related to the Series A Preferred Stock and the Indenture related to the 11% Senior Subordinated Notes, impose certain restrictions upon the Company with respect to the payment of dividends on the Common Stock. For information concerning statutory limitations on the payment of dividends by the Insurance Subsidiaries to Westbridge, see "BUSINESS--REGULATION" and NOTE 12 of "Notes to the Consolidated Financial
Statements" herein.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

Selected financial data for each of the Company's last five years of operations is presented below (in thousands, except share data):

                                                                 Year Ended December 31,
                                             -----------------------------------------------------
                                                1995      1994       1993      1992         1991
                                             -----------------------------------------------------
Total revenues                               $130,032   $106,546   $ 75,292   $ 62,634   $ 61,950
Income before cumulative effect of change
  in accounting principle and extra-
  ordinary item                                 5,731      6,425      3,531      1,762        814
Cumulative effect of change in accounting
  principle (1)                                     -          -          -      1,134          -
Extraordinary loss from early extinguishment
   of debt, net of income tax benefit (2)         407          -          -          -          -
Net income                                      5,324      6,425      3,531      2,896        814
Preferred stock dividends                       1,650      1,190          -          -          -
Income applicable to common stockholders        3,674      5,235      3,531      2,896        814
Total assets                                  200,999    187,581     97,067    101,915     85,856
Stockholders' equity (3)                       42,805     26,355     21,611     18,013     14,920
Notes payable (4)                              15,807          -          -          -          -
Senior subordinated debentures due 1996 (3)        -      24,665     19,422     19,210     19,024
Senior subordinated notes due 2002 (3)         19,264          -          -          -          -
Redeemable preferred stock                     20,000     20,000          -          -          -

Share Data:
  Primary:
    Income before cumulative effect of
      accounting change and extraordinary item  $0.70      $1.13      $0.78       $0.40     $0.20
    Cumulative effect of accounting change (1)      -          -          -        0.26         -
    Extraordinary item (2)                      (0.07)         -          -           -         -
        Net earnings                            $0.63      $1.13      $0.78       $0.66     $0.20

  Fully Diluted:
    Income before cumulative effect of
      accounting change and extraordinary item  $0.70      $1.03      $0.78       $0.40     $0.20
    Cumulative effect of accounting change (1)      -          -          -        0.26         -
    Extraordinary item (2)                      (0.05)         -          -           -         -
        Net earnings                            $0.65      $1.03      $0.78       $0.66     $0.20

Book Value Per Share:
  Primary                                       $7.18      $5.99      $5.09       $4.30     $3.55
  Fully diluted (5)                             $7.53      $6.93      $5.09       $4.30     $3.55

Weighted Average Shares  Outstanding:
  Primary                                   5,836,000  4,617,000  4,555,000   4,381,000 4,148,000
  Fully diluted                             8,204,000  6,267,000  4,555,000   4,381,000 4,148,000

_________________
(1) Represents the effect of the Company's adoption of SFAS 109, "Accounting for Income Taxes", on a prospective basis as of January 1, 1992.
(2)  Represents loss from early extinguishment of Senior
     Subordinated Debentures due 1996, on March 30, 1995.
(3) On February 28, 1995, the Company issued $20,000,000 principal amount of its 11% Senior Subordinated Notes due 2002 (the "Notes"), and issued 1,500,000 additional shares of Common Stock. The proceeds of these offerings have been used, in part, to redeem the Senior Subordinated Debentures due 1996, on March 30, 1995.
(4) Represents the balance outstanding against a revolving line of credit with a cap of $20,000,000, plus a note payable to a related party of approximately $1,000,000.
(5) Calculated by adding the redeemable preferred stock balance to stockholders' equity, and dividing the resultant sum by the period-end shares outstanding plus the number of common shares issuable upon conversion of the redeemable preferred stock if converted at the end of the period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION.

OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on investment assets and gains on the sales or redemptions of investment assets. The Company's primary expenses include benefits and claims in connection with its insurance products, amortization of deferred policy acquisition costs ("DPAC"), commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees, and interest on the indebtedness. In addition to the foregoing expenses, the Company is obligated to pay dividends on the Series A Preferred Stock if and when declared by the Board of Directors.

Fee and service income is generated primarily from
(i) telemarketing services provided to unaffiliated insurance agencies, (ii) commissions received by marketing organizations from unaffiliated insurance companies, (iii) administrative and computer services provided to FLICA, and (iv) fees received by WPS for services provided to unaffiliated companies.

Benefits and claims are comprised of (i) claims paid,
(ii) changes in claim reserves for claims incurred (whether or not reported) and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

DPAC consists of expenditures made for the production of new business. They consist principally of the amount by which first-year commission costs exceed commission costs paid in subsequent policy years. Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business. The amortization of these costs is based on actuarially estimated future premium revenues. The amortization rate is adjusted periodically to reflect actual experience.

Over the past four years, the Company has acquired seasoned blocks of business to supplement its revenue. These acquisitions included (i) a block of Medicare Supplement Products purchased from AII in September 1992, (ii) a block of Medicare Supplement Products purchased from LHI in March 1993, (iii) a block of Cancer and Specified Disease Products purchased from DNL in February 1994 and (iv) a block of policies in all of the Company's product lines purchased in the Acquisition.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                              Year Ended December 31,
                                       -------------------------------------
                                       1995             1994          1993
                                     --------         --------      --------
                                                    (In thousands)
Company-Issued Policies:
 First-year premiums                $ 34,561        $15,019        $ 8,675
  Renewal premiums                     37,223         34,328         36,655
                                      -------         ------         ------
    Total company-issued policies      71,784         49,347         45,330
                                      -------         ------         ------

Acquired Policies:
  American Integrity                    9,811         13,200         21,137
  Life and Health                       2,089          2,506          2,264
  Dixie National Life                   3,299          3,907             --
  NFIC and AICT                        33,110         29,743             --
                                      -------         ------         ------
    Total acquired policies            48,309         49,356         23,401
                                      -------         ------         ------
     Total Premiums                  $120,093        $98,703        $68,731
                                      =======         ======         ======

As demonstrated by the substantial increases in first-year premiums for company issued policies over the past three years, the Company has strived to produce revenue growth through marketing and sale of new insurance business. This successful marketing growth has resulted from expanded production at existing agency networks, such as LifeStyles Marketing and Senior Benefits, and from the development of relationships with new marketing organizations, such as Cornerstone and Farm & Ranch.

RESULTS OF OPERATIONS

Year Ended December 31, 1995 Compared with Year Ended
December 31, 1994

Premiums. Premiums increased $21.4 million, or 21.7%, from $98.7 million to $120.1 million. This was due to an increase in first-year premiums of $19.6 million, or 130.1 %, and an increase in renewal premiums of $1.7 million, or 2.1%.

The increase in first-year premiums resulted from a $7.9 million, or 199.1%, increase in first-year Medicare Supplement premium generated by Senior Benefits, a $4.6 million, or 63.1%, increase in first-year Medical Expense premiums generated by LifeStyles Marketing, an increase of $5.0 million in first-year Medical Expense premiums generated by Cornerstone and Farm & Ranch, which began marketing products for the Company in December 1994, and a $2.1 million, or 87.5%, increase in first-year premiums on policies reinsured from FLICA.

The increase in renewal premium is attributable to increases of $3.0 million from Senior Benefits, $1.0 million, or 26.1%, from policies reinsured from FLICA, and $701,000, or 7.6%, for LifeStyles Marketing Products. These increases were offset by decreases of $1.2 million, or 21.3%, from discontinued Medicare Supplement and Medical Expense Products, and $1.2 million in renewal premiums from Acquired Policies. The decrease in renewal premium from Acquired Policies is primarily attributable to a $3.4 million, or 25.7%, decrease from the AII block of business along with decreases of $556,000, or 14.4%, and $416,000, or 16.6%, in renewal premium from policies acquired from Dixie National and Life and Health, respectively, offset by a $3.2 million increase in renewal premium from NFIC and AICT acquired policies. Because NFIC and AICT were acquired in April, 1994, revenues from the policies were recorded for a full year in 1995 compared to approximately nine months in 1994.

Net Investment Income. Net investment income increased $1.7 million, or 29.8%, from $5.7 million to $7.4 million due to a combination of slightly higher rates of return on the Company's invested assets and the results of having the invested assets acquired with NFIC and AICT earning income for the Company for a full year in 1995. Additionally, approximately $400,000 of interest on agents' debit balances was recorded in 1995, which was not present in 1994.

Fee and Service Income.  Fee and service income increased
$599,000, or 35.2%, from $1.7 million to $2.3 million due primarily to an increase of $442,000 of telemarketing services sold to non-affiliated agency operations.

Benefits and Claims. Benefit and claim expense increased $16.9 million, or 31.5%, from $53.6 million to $70.5 million. This was due to increases of $11.5 million in benefit and claim expense on Medicare Supplement Products produced by Senior Benefits, $3.2 million, or 39.8%, on Medical Expense Products sold by LifeStyles Marketing, $4.0 million, or 211.0%, on policies reinsured from FLICA, $3.4 million in Medical Expense Products marketed by Cornerstone and Farm & Ranch, and $791,000, or 64.1%, on pre-1987 Medical Expense Products. Offsetting these increases were decreases in benefits and claims expense of $4.6 million, or 81.3%, for Cancer and Specified Disease Products issued directly by the Company and $491,000, or 1.5%, related to Acquired Products.

Benefits and claims expense as a percentage of total premiums rose 4.3% in 1995 compared to 1994. This increase is primarily attributable to two factors. First, a shift in product mix from defined benefit policies such Cancer and Specified Disease Products, to Medical Expense Products and Medicare Supplement Products which have inherently higher benefit ratios. Second, increased medical provider claims industry-wide contributed to the increase.

Amortization of DPAC. Amortization of DPAC increased $1.8 million, or 18.6%, from $9.7 million to $11.5 million. The increase in amortization of DPAC resulted from amortization increases of $2.9 million related to LifeStyles Marketing Products, $1.4 million from discontinued Medicare Supplement Products and $927,000 from pre-1987 Medical Expense Products. These increases are offset, in part, by decreases in amortization of DPAC related to Company-issued Cancer and Specified Disease Product of $2.0 million and Cancer and Specified Disease Product reinsured from FLICA of $1.1 million.

Commissions. Commissions increased $135,000, or 1.2%, from $11.2 million to $11.3 million. Commissions increased $587,000 from policies reinsured with FLICA with an offsetting decrease of $510,000 from Acquired policies. Before elimination of intercompany revenues and expenses in consolidation, commissions increased $913,000, or 8.3%, in NFL, $847,000, or 35.1%, in NFIC
and AICT, and $1.3 million, or 35.1%, in LifeStyles Marketing.
An increase of $2.2 million, or 39.7%, in commissions paid to LifeStyles Marketing by NFL was eliminated in consolidation. An increase of $529,000 in commissions paid to Senior Benefits by NFL was also eliminated in consolidation.

The increase in commissions before consolidation eliminations for NFL resulted from increases of $1.3 million for products sold by Senior Benefits, $383,000, or 18.4%, for products sold by LifeStyles Marketing, and $587,000, or 39.9%, for policies reinsured from FLICA. These increase were offset, in part, by decreases of $959,000, or 32.8%, for Acquired Policies and $261,000, or 7.2%, for Company-issued Cancer and Specified Disease products. The increase in commissions before consolidation eliminations for NFIC and AICT is principally the result of two items. $449,000 of the increase resulted from recording NFIC and AICT commissions for a full year in 1995, as opposed to about nine months in 1994. $398,000 of the increase resulted from new product sales generated by Cornerstone and Farm & Ranch. These items were not present or were insignificant in the corresponding period in 1994.

General and Administrative Expenses. General and administrative expenses increased $5.1 million, or 30.1%, from $16.8 million to $21.9 million. This increase stems from expenses associated with developing marketing operations to maintain growth momentum and the effect of the first full fiscal year administering the NFIC and AICT acquisition.

Taxes, Licenses and Fees.  Taxes, licenses and fees increased
$871,000, or 27.2%, from $3.2 million to $4.1 million due principally to the increase in collected premiums and the related tax thereon levied by state governments.

Interest Expense. Interest expense decreased $635,000, or 21.2%, from $3.0 million to $2.4 million. This decrease is the result of the Company retiring $25.0 million of 11.7% Senior Subordinated Debentures effective March 30, 1995 along with the issuance of $20.0 million of 11.0% senior notes on February 28, 1995.

Provision for Income Taxes. The provision for income taxes increased $49,000, or 1.8%, from $2,764,000 to $2,813,000. A decrease in pre-tax income of $648,000, or 7.3%, was offset by an increase of 300 basis points, or 10%, in the effective tax rate resulting in the relatively small increase in the provision for income taxes. The Company received little or no small company tax benefit in 1995 and consequently experienced an increase to the effective tax rate.

Year Ended December 31, 1994 Compared with Year Ended
December 31, 1993

Premiums. Premiums increased $30.0 million, or 43.7%, from $68.7 million to $98.7 million. This increase was due primarily to an increase in total acquired policy premiums of $26.0 million, or 111.1%, and an increase in first-year premiums for Company-issued policies of $6.3 million, or 72.4%, offset, in part, by a decrease in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) of $2.3 million, or 6.3%.

The increase in total acquired policy premiums resulted from premiums of $29.7 million from the policies obtained in the Acquisition and $3.9 million from the Cancer and Specified Disease Products acquired from DNL, which, in each case, were not present in the year ended December 31, 1993. In addition, premiums on the block of policies acquired from LHI in March 1993 increased $242,000, or 10.7%, from the corresponding prior year period. These increases were offset, in part, by a decrease in premiums on the block of policies acquired from AII in September 1992 of $7.9 million, or 37.4%, due to policy lapses or cancellations.

The increase in first-year premiums resulted primarily from $3.9 million in first-year premiums generated by Senior Benefits, which began writing the Company's Medicare Supplement Products in November 1993, and increases of $1.7 million, or 30.9%, in first-year premiums for Medical Expense Products sold by LifeStyles Marketing and $1.3 million, or 118.2%, in first-year premiums on policies reinsured from FLICA. These increases were offset, in part, by a decrease of $548,000, or 27.1% in first-year premiums on Cancer and Specified Disease Products written directly by the Company.

The decrease in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) was primarily due to a decrease of $885,000, or 24.8%, for pre-1987 Medical Expense Products, a decrease of $479,000, or 4.9%, for LifeStyles Products and a decrease of $378,000, or 19.1%, in premiums for Cancer and Specified Disease Products reinsured from Paramount. Decreases in renewal premiums result from lapses or cancellations of existing policies which are not offset by the Company's acquisition or generation of new business. If the Company's efforts to increase the sales and marketing of its existing products do not offset future policy lapses or cancellations, premiums will decline over time.

Net Investment Income. Net investment income increased $1.6 million, or 39.0%, from $4.1 million to $5.8 million due primarily to investment income of $2.6 million earned on the investment assets acquired in the Acquisition, offset, in part, by lower returns on the Company's other investment assets resulting from reinvestment, at lower interest rates, of the proceeds on bonds which were redeemed or matured during the year ended December 31, 1993.

Fee and Service Income.  Fee and service income increased
$300,000, or 21.4%, from $1.4 million to $1.7 million due primarily to increased commissions received through LifeStyles
Marketing from non-affiliated insurers.

Benefits and Claims. Benefits and claims increased $20.4 million, or 61.4%, from $33.2 million to $53.6 million. This increase was due primarily to benefits and claims of $19.4 million on the policies acquired in the Acquisition, $2.7 million on the Cancer and Specified Disease Products acquired from DNL in February 1994, and $1.5 million on the Medicare Supplement Products marketed by Senior Benefits following its formation in November 1993, each of which were not present or were insignificant in the corresponding period in 1993. Also contributing were increases in benefits and claims of $1.1 million, or 15.9%, for LifeStyles Products, $1.4 million, or 32.6%, for Cancer and Specified Disease Products issued directly by the Company, and $352,000 or 23.0%, for Cancer and Specified Disease Products reinsured from FLICA. These increases were offset, in part, by decreases in benefits and claims of $4.3 million, or 29.9%, for the previously acquired Medicare Supplement Products, and $1.3 million, or 46.4%, for pre-1987 Medical Expense Products.

Amortization of DPAC. Amortization of DPAC increased $1.5 million, or 18.3%, from $8.2 million to $9.7 million. This increase was due primarily to $3.0 million of amortization expense attributable to the policies acquired in the Acquisition, and $520,000 of amortization expense relating to Medicare Supplement Products marketed by Senior Benefits, each of which were not present or were insignificant in the corresponding period in 1993. These increases were offset, in part, by decreases in amortization expense of $829,000, or 27.0%, for LifeStyles Products, $413,000, or 51.2%, for pre-1987 Medical Expense Products, and $458,000, or 41.3%, for previously acquired Medicare Supplement Products.

Commissions. Commissions increased $1.6 million, or 16.7%, from $9.6 million to $11.2 million due primarily to $2.4 million of commissions on the policies acquired in the Acquisition, offset, in part, by a decrease of $800,000, or 8.3% in other commissions.

Before elimination of intercompany revenues and expenses in consolidation, commissions decreased $145,000, or 1.3%, in NFL and increased $816,000, or 28.9%, in LifeStyles Marketing. An increase of $1.2 million, or 27.3%, in commissions paid to LifeStyles Marketing by NFL was eliminated in consolidation.

The decrease in commissions paid by NFL resulted primarily from decreases of $1.3 million, or 37.1%, in commissions paid on the previously acquired Medicare Supplement Products and $157,000, or 4.1%, in commissions paid on Cancer and Specified Disease Products issued directly by the Company. These decreases were offset, in part, by $767,000 in commissions paid on the Cancer and Specified Disease Products acquired from DNL, and $205,000 of commission expense relating to Medicare Supplement Products marketed by Senior Benefits, each of which were not present in 1993, and increases of $234,000, or 12.6%, in commissions paid on LifeStyles Products and $269,000, or 22.4%, in commissions paid on Cancer and Specified Disease Products reinsured from FLICA. The increase in commissions paid by LifeStyles Marketing resulted from increased production of new business.

General and Administrative Expenses. General and administrative expenses increased $2.5 million, or 17.5%, from $14.3 million to $16.8 million due primarily to the costs associated with the administration of the policies acquired in the Acquisition.

Taxes, Licenses and Fees.  Taxes, licenses and fees increased
$500,000, or 18.5%, from $2.7 million to $3.2 million due primarily to the additional taxes on the premiums associated with the policies acquired in the Acquisition.

Interest Expense. Interest expense increased $600,000, or 24.0%, from $2.5 million to $3.1 million due primarily to the 25% increase in the Company's consolidated debt following NFL's sale in February 1994 of $5.0 million principal amount of Senior
Subordinated Debentures previously held in its investment portfolio.

Provision for Income Taxes. The provision for income taxes increased $1.2 million, or 75.0%, from $1.6 million to $2.8 million due primarily to the profitable operations acquired in the Acquisition as well as an increase in the pre-tax income of NFL.

Year Ended December 31, 1993 Compared with Year Ended December
31, 1992

Premiums. Premiums increased $12.0 million, or 21.2%, from $56.7 million to $68.7 million. This increase was due primarily to an increase in total acquired policy premiums of $16.5 million or 239.0%, offset, in part, by a decrease in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) of $3.7 million, or 9.1% and a decrease in first-year premiums for Company-issued policies of $808,000, or 8.5%.

The increase in total acquired policy premiums resulted from an increase in premiums of $14.2 million for the Medicare Supplement Products acquired from AII in September 1992 and premiums of $2.3 million for the Medicare Supplement Products acquired from LHI in March 1993.

The decrease in first-year premiums was primarily due to a decrease of $361,000, or 6.1%, in first-year premiums generated for NFL by LifeStyles Marketing and a decrease of $471,000, or 13.3%, in first-year premiums for Cancer and Specified Disease Products. The decreases in first-year premiums followed decreases in production which occurred in response to rate increases implemented in the latter half of 1991. However, the decrease in first-year premiums for LifeStyles Products has since leveled off and, on a quarter-to-quarter basis during 1993, first-year premiums have increased. LifeStyles Products' first-year premiums were $1.1 million, $1.3 million, $1.5 million and $1.6 million in the first, second, third and fourth quarter of 1993, respectively.

The decrease in renewal premiums (excluding renewal premiums on policies acquired in acquisitions) was primarily due to a decrease of $1.0 million, or 5.1%, for Cancer and Specified Disease Products and a decrease of $1.3 million, or 11.9%, for LifeStyles Products. Also contributing to the decrease in renewal premiums was a decrease for certain pre-1987 Medical Expense Products of $602,000, or 14.4%, and a decrease for pre-1987 Medicare Supplement Products of $676,000, or 15.7%. Decreases in renewal premiums result from lapses or cancellations of existing policies which are not offset by the Company's acquisition or generation of new business. To the extent that the Company's efforts to increase the sales and marketing of its existing products do not offset future policy lapses or cancellations, renewal premiums will continue to decline over time.

Net Investment Income. Net investment income increased $200,000, or 5.1%, from $3.9 million to $4.1 million due primarily to additional investment assets received in connection with the acquisition of Medicare Supplement Products from AII in September 1992 and from LHI in March 1993. This increase was offset, in part, by a decrease in the Company's average annual yield on investments from 8.5% to 7.4%.

Fee and Service Income. Fee and service income increased $5,000, or less than 1.0%, to remain at $1.4 million.

Net Realized Gain on Investments. Net realized gain on investments increased $578,000, or 137.0%, from $422,000 to $1.0 million. This increase was due primarily to premium amounts received upon the redemption of bonds prior to their scheduled maturities. These redemptions resulted generally from the low interest rate environment during 1993.

Other Income. Other income decreased $143,000, or 91.1%, from $157,000 to $14,000. This decrease, which represents a return to historical nominal levels, reflects the one-time gain of $133,000 recorded on the sale of a portion of the Company's life insurance business in 1992.

Benefits and Claims. Benefits and claims increased $6.7 million, or 25.3%, from $26.5 million to $33.2 million. This increase was due primarily to an increase of $9.8 million, or 309.4%, in benefits and claims on the Medicare Supplement Products acquired from AII in September 1992, and benefits and claims of $1.3 million on the Medicare Supplement Products acquired from LHI in March 1993. This increase was offset, in part, by a decrease of $2.5 million, or 26.4%, for LifeStyles Products, a decrease of $886,000, or 11.5%, for Cancer and Specified Disease Products and a decrease of $1.0 million, or 18.2%, for pre-1987 Medical Expense Products.

Amortization of DPAC. Amortization of DPAC decreased $300,000, or 3.5%, from $8.5 million to $8.2 million due primarily to a decrease for Cancer and Specified Disease Products of $486,000, or 16.4%, and a combined decrease for most of the Company's other product lines totaling $390,000. These decreases were offset, in part, by an increase for the Medicare Supplement Products acquired from AII in September 1992 of $583,000, or 111.0%, from $525,000 to $1.1 million.

Commissions. Commissions increased $1.2 million, or 14.3%, from $8.4 million to $9.6 million. This increase was due primarily to an increase of $2.4 million, or 224.7%, in commissions paid on acquired policies, and a decrease of $505,000 in the consolidation elimination of commissions paid to LifeStyles Marketing by NFL. These changes were offset, in part, by a decrease of $1.7 million, or 13.8%, in other commissions (excluding commissions on policies acquired in acquisitions).

The increase in commissions paid on acquired policies resulted from an increase of $2.3 million, or 211.6%, in commissions paid on the Medicare Supplement Products acquired from AII in September 1992 and $139,000 in commissions paid on the Medicare
Supplement Products acquired from LHI in March 1993.

The decrease in other commissions (excluding commissions on policies acquired in acquisitions) resulted from a decrease of $549,000, or 16.3%, in commissions paid by LifeStyles Marketing and a decrease of $1.1 million, or 12.9%, in other commissions paid by NFL (excluding commissions paid to LifeStyles Marketing).

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 12.6%, from $12.7 million to $14.3 million due primarily to an increase of $1.0 million, or 9.9%, for the general and administrative expenses of NFL, and an increase for LifeStyles Marketing of $451,000, or 17.1%. The increase for NFL resulted from the Medicare Supplement Products acquired from AII in September 1992. The increase for LifeStyles Marketing is attributable to expenses relating to expanded marketing efforts.

Taxes, Licenses and Fees.  Taxes, licenses and fees increased
$600,000, or 28.6%, from $2.1 million to $2.7 million due primarily to additional premium taxes paid on increased premiums.

Interest Expense. Interest expense increased $100,000, or less than 4.0%, from $2.5 million to $2.6 million.

Provision for Income Taxes. The provision for income taxes increased $1.1 million, or 206.8%, from $532,000 to $1.6 million due to the increase in the pre-tax results of operations.
Contributing to this increase was an increase in operating income and the adoption of SFAS 109 as of the beginning of 1992.

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

Westbridge

Westbridge is a holding company which conducts its principal operations through its Insurance Subsidiaries. Westbridge's primary assets consist of the outstanding capital stock of NFL and NFIC, of which it is the sole stockholder. NFL owns 100% of WNL and also owns a 40.0% interest in Freedom Holding. AICT is a wholly-owned subsidiary of NFIC. Westbridge's primary sources of funds are dividends from its Insurance Subsidiaries, advances due or dividends from non-insurance subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets, tax contributions under a tax sharing agreement among Westbridge and its subsidiaries, and receipt of principal and interest payments due on the Elkins' note (as defined below). During the year ended December 31, 1995, Westbridge received approximately
$3.3 million, or 93.3%, of its funds (excluding proceeds from the issuance of securities) from its subsidiaries. Of the funds received from its subsidiaries, approximately $1.0 million, or 30.8%, was received from the insurance subsidiaries in the form of lease payments on fixed assets, payments of principal and interest on the surplus certificate issued by NFL and payments under a tax sharing agreement, and the remaining $2.3 million, or 69.2%, was received from LifeStyles Marketing and Senior Benefits in the form of repayments of advances from Westbridge. Westbridge's expenses and other obligations consist primarily of $2.2 million in annual interest payments on the Senior Subordinated Notes, $1.7 million in annual dividends on the Series A Preferred Stock, working capital requirements for its marketing subsidiaries and taxes. For the year ended
December 31, 1995, Westbridge's cash requirements (exclusive of amounts paid in connection with the sale of the Common Stock and Senior Subordinated Notes) aggregated approximately $6.1 million. Westbridge used a substantial portion of the proceeds from the sale of the Common Stock and Senior Subordinated Notes to redeem the Senior Subordinated Debentures in March 1995. The Senior Subordinated Notes mature in March 2002 and the Series A Preferred Stock is subject to mandatory redemption in April 2004.

Dividend payments from Westbridge's principal Insurance Subsidiaries are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. "Earned surplus" is defined as an amount equal to the unassigned funds of an insurer as set forth on its most recent statutory annual statement, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. WNL, which is domiciled in Arizona, has not contributed in the past, and is not expected to contribute in the foreseeable future, significant dividends to Westbridge.
NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. An "extraordinary dividend" is defined as a dividend whose fair market value together with that of other dividends made within the preceding twelve months exceeds the greater of
(a) ten percent of the insurer's surplus as regards policyholders as of the preceding December 31 or (b) the net gain from operations of such insurer, not including realized capital gains, for the twelve-month period ending on the preceding December 31. In September 1994, NFL paid to Westbridge an "extraordinary dividend" in the amount of $2.0 million. The Company does not believe that receipt of this dividend is an indication of, and the Company is not in a position to assess, the likelihood of obtaining approval for the payment of "extraordinary dividends" or dividends from a source other than "earned surplus." With respect to ordinary dividends payable by an insurer domiciled in Delaware, notice of any dividend must be provided to the state insurance commissioner within five business days following the declaration thereof and at least ten days prior to the payment thereof. As of December 31, 1995, NFL had negative statutory "earned surplus" as a result of historical statutory losses. For the foreseeable future, NFL has agreed to seek the approval of the Delaware insurance commissioner prior to making any dividend payments. As of December 31, 1995, AICT had the ability to pay to NFIC, without prior regulatory approval, $835,000 in dividends during 1996, none of which has been paid. As of December 31, 1995, NFIC had the ability to pay to Westbridge, without prior regulatory approval, $994,000 in dividends during 1996, none of which has been paid. In both Delaware and Texas, the state insurance commissioner reviews the dividends paid by each insurer domiciled in such commissioner's state at least once each year to determine whether they are reasonable in relation to the insurer's surplus as regards policyholders and quality of earnings. The state insurance commissioner may issue an order to limit or disallow the payment of ordinary dividends if such commissioner finds the insurer to be presently or potentially financially distressed or troubled.

Westbridge periodically advances cash to its subsidiaries as their continuing operations require and, as of December 31, 1995, such advances due from subsidiaries totaled $4.8 million. Westbridge also holds a receivable from the surplus certificate issued by NFL which, as of December 31, 1995, totaled $777,000. Payments of principal due under the surplus certificate require the prior approval of the Delaware regulatory authorities. In addition, Westbridge holds a secured promissory note (the "Elkins Note") from NFC Marketing, Inc., an Arkansas corporation which is wholly-owned by Elkins. The balance of this note recorded on the books of Westbridge at December 31, 1995 was approximately $860,000. This note, which was renegotiated in October 1994, represents principal and accrued interest on a loan made by Westbridge to NFC Marketing, Inc. for the purpose of expanding its marketing efforts. The original loan was scheduled to be repaid in April 1993. However, due to certain financial difficulties, NFC Marketing, Inc., was in arrears on the full amount of this note and, as of October 10, 1994, owed Westbridge approximately $1.2 million. On such date, the Elkins Note was renewed and extended with terms which provide, among other things, for the payment to Westbridge of $20,000 per month until such time as the full amount of principal and interest thereunder has been paid. Under the terms of the Elkins Note, such amounts will be paid to Westbridge by NFL out of monthly commissions which would otherwise be payable to NFC Marketing, Inc., by NFL. Payment of principal and interest under the Elkins Note has been guaranteed by Elkins. In addition, under the terms of a Security Agreement delivered to Westbridge by NFC Marketing, Inc., following a default, Westbridge has the right to apply monies, balances, credits or collections which it may hold for NFC Marketing, Inc. on deposit, or which might otherwise be payable to NFC Marketing, Inc., by NFL (including, among other things, agents' commissions payable by NFL to NFC Marketing, Inc.), to offset the unpaid balance of the Elkins Note. Amounts available for such offset have averaged approximately $150,000 per month over the past twelve months and consist exclusively of commissions. Such commissions relate to and are paid by NFL out of premiums it receives from policyholders on previously written policies. Subject to policy lapses or cancellations, these premiums will continue to be received by NFL and commissions thereon will be available for offset by Westbridge whether or not Elkins' relationship with the Company continues. Following any exercise by Westbridge of its right of offset, management believes that the level of lapses and cancellations would gradually increase as a result of agents' efforts to transfer the policies to other insurers. However, management also believes that the rate at which such policies could be rewritten would not significantly affect the level of premiums received by NFL in the near term. As a result, management believes that following any future payment default Westbridge should be able to recover the full amount owed on this note. Westbridge does not know of, nor does it have any reason to believe that there is, any other of its general agency networks which is experiencing financial difficulty.

Westbridge believes that its near-term cash requirements, including interest on the Senior Subordinated Notes and dividend payments on the Series A Preferred Stock, will be met through operating cash flows, repayments of advances due from subsidiaries, payments relating to the surplus certificate and dividends received from the Insurance Subsidiaries.

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

In the ordinary course of business, the Company advances first-year commissions on policies written by its general agency networks and their agents. The Company is reimbursed for these advances from commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the agency network or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. There can be no assurance as to the occurrence or degree of any future losses. As of December 30, 1995, outstanding advances totaled $16.7 million.

Consolidated

The Company's consolidated net cash used for operations totaled $21.3 million, $10.6 million, and $7.2 million in 1995, 1994 and
1993, respectively.   The increase in 1995 resulted from
increases to deferred policy acquisition costs and receivables from agents resulting from substantial increases in production of new business during 1995. The primary reasons for the increase in cash used for operations during 1994 and 1993 are increases to deferred policy acquisition costs and an increase in paid claims associated with the Medicare Supplement Products acquired in September 1992 and March 1993, the policies acquired from DNL in February 1994 and the policies obtained in the Acquisition. These increases have been offset, in part, by increases in collected premiums and a decrease in commissions paid.

Net cash used for operations has been impacted by the Company's significant acquisitions of closed blocks of policies since September 1992. These acquisitions involve the transfer to the Company of cash or other investment assets and the assumption by the Company of policy liabilities. While the benefits and claims paid on the policies assumed are reflected directly in the statement of cash flows, the initial receipt of cash and/or investment assets is reflected supplementally on the statement of cash flows through a schedule of non-cash investing activities. As a result, as the investment assets mature or are liquidated, and cash is paid out in the form of benefits and claims, the effect on the Company's statement of cash flows is an increase in net cash used. Such negative operating cash flows are planned, and are an inherent part of acquisitions of closed blocks of business. A review of operating cash flows should be considered in conjunction with the supplemental schedule of non-cash investing activities.

Net cash provided by investing activities totaled $386,000 in 1995 and $5.4 million in 1993, compared to net cash used for investing activities of $11.5 million in 1994. The significant amount of net cash used in 1994 resulted primarily from the purchase of the common stock of NFIC in the Acquisition. For 1993, net cash provided by investing activities was principally the result of the excess of proceeds from investments sold and matured over the cost of investments acquired.

Net cash provided by financing activities was $20.0 million, $24.9 million, and $34,000 for the years ended December 1995, 1994, and 1993, respectively. In February 1995, $29.3 million of cash was provided by the public sale of Common Stock and Senior Subordinated Notes. In December, 1995, $14.9 million of cash was provided by borrowing under a credit agreement with a bank, and approximately $1.0 million of cash was provided by the issuance of a senior note. See further discussion of these financing activities in NOTE 7 of "Notes to the Consolidated Financial Statements" therein. Also, in March 1995, $25.0 million in cash was used to redeem the Senior Subordinated Debentures. In the first six months of 1994, $20.0 million in cash was provided in the sale of the Series A Preferred Stock and the sale by NFL, to a non-affiliated party, of $5,000,000 principal amount of Senior Subordinated Debentures, which had previously been held by NFL in its investment portfolio. There were no significant financing activities during the year ended December 31, 1993.

The Company believes that its near-term cash requirements will be met through a combination of operating and investing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating and investing cash flows. Additional capital may be necessary for future growth, whether internal or through acquisitions. There can be no assurance that such additional capital will be obtained, that opportunities for future acquisitions will arise or that additional capital to consummate such acquisitions will be available.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of December 31, 1995 and it is the Company's policy not to exceed more than 5% of total investments in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. Absent redemptions of such investments prior to maturity, or loss experience materially in excess of, or at times materially sooner than expected, such changes should not impact the Company's ability to meet its future policyholder benefit obligations.

Included in the assets of the Company at December 31, 1995 were $639,000 of real estate mortgage loans and $141,000 of real estate acquired through foreclosure. Approximately 98.0% of these assets are located in Oklahoma and Texas. Such regional concentration may have a higher investment risk than a more diversified portfolio. It is the Company's policy not to invest in such assets and, accordingly, the Company has made no mortgage loans or real estate purchases since 1989.

Inflation may affect, to a limited extent, claim costs on the Company's Medicare Supplement Products and Medical Expense Products. Costs associated with a hospital stay, and the amounts reimbursed by the Medicare program, are each determined, in part, based on the rate of inflation. If hospital and other medical costs which are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement Products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense Products will increase. However, with the approval of the relevant state regulatory authority, the Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities, to raise premium rates on its guaranteed renewable products in the event of adverse claims experience. In addition, the Company has limited its exposure to inflation by incorporating certain maximum benefits under its policies. See "BUSINESS--PRODUCTS."

The NAIC has proposed certain risk-based capital ("RBC") statutory requirements for insurance companies. Under the proposed requirements, insurers whose capital and surplus fall below the specified level would be subject to remedial action. The proposed guidelines do not take effect until adopted on a state by state basis. Delaware has and Texas has not yet adopted such proposals. As of December 31, 1995, the RBC for each of the Insurance Subsidiaries exceeded the proposed threshold for required regulatory intervention. See "BUSINESS--REGULATION."

During 1995, the Company experienced rapid growth in product sales and first-year premium revenues. Such growth tends to produce cash flow strain, and statutory surplus strain for the Company's Insurance Subsidiaries. The Company could ease these strains by limiting marketing activities, by seeking additional equity or debt financing, or through reinsurance.
No assurance can be given that the Company will be able to obtain additional financing or reinsurance, and if necessary, the Company will limit marketing operations as a means of reducing strain to cash flow and statutory surplus.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Financial Statements and Financial Statement Schedules
Covered by the Following Report of Independent Accountants.


                                                                                       Page
                                                                                      Number(s)
Report of Independent Accountants..................................................      43

Financial Statements:

  Consolidated Statements of Operations for the Three Years ended December 31, 1995..    44

  Consolidated Balance Sheets at December 31, 1995 and 1994..........................    45

  Consolidated Statements of Cash Flows for the Three Years ended December 31, 1995....  47

  Consolidated Statements of Changes in Stockholders' Equity for the
     Three Years ended December 31, 1995..............................................   49

  Notes to Consolidated Financial Statements..........................................   50

Financial Statement Schedules:

II.  Condensed Financial Information of Registrant as
       of and for the Three Years ended December 31, 1995.............................   72

III. Supplementary Insurance Information for the Three
       Years ended December 31, 1995..................................................   75

IV.  Reinsurance for the Three Years ended December 31, 1995..........................   76

V.   Valuation and Qualifying Accounts and Reserves for the
       Three Years ended December 31, 1995............................................   77

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or  notes thereto.

                REPORT OF INDEPENDENT ACCOUNTANTS



To The Board of Directors
and Stockholders of
Westbridge Capital Corp.


In our opinion, the consolidated financial statements listed in the index appearing on page 42 of this Form 10-K present fairly, in all material respects, the financial position of Westbridge Capital Corp. and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  /s/ Price Waterhouse, LLP

PRICE WATERHOUSE LLP
Fort Worth, Texas
March 29, 1996

                     WESTBRIDGE CAPITAL CORP.
                  ------------------------------
                   CONSOLIDATED BALANCE SHEETS
                 ---------------------------------
                          (In thousands)


                              ASSETS
                          -------------

                                                   December 31,
                                        --------------------------------
                                               1995             1994
                                        --------------------------------
Investments:
  Fixed maturities:
    Available-for-sale, at market value
     (amortized cost $83,160 and $11,310)     $ 86,780       $ 10,787
    Held-to-maturity, at amortized cost
     (market value $0 and $75,238)                   -         80,377
    Equity securities, at market                   539            469
    Investment in Freedom Holding Company,
      on the equity basis                        6,173          5,945
    Mortgage loans on real estate                  639            768
    Investment real estate                         141            141
    Policy loans                                   285            291
    Short-term investments                      14,946          7,189
                                              --------        -------
          Total Investments                    109,503        105,967

Cash                                             2,013          2,871
Accrued investment income                        1,711          1,924
Receivables from agents, net of $1,187 and
  $1,137 allowance for doubtful accounts        16,706          7,353
Deferred policy acquisition costs               56,977         58,654
Leasehold improvements and equipment, at
 cost, net of accumulated depreciation
 and amortization of $3,905 and $3,446           1,590          1,215
Other assets                                    12,499          9,597
                                               -------        -------
           Total Assets                       $200,999       $187,581
                                               =======        =======

        The accompanying notes are an integral part of these financial statements.

                     WESTBRIDGE CAPITAL CORP.
                   CONSOLIDATED BALANCE SHEETS
                (In thousands, except share data)


LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                     December 31,
                                         --------------------------------------
                                                1995                    1994
                                         --------------------------------------
Liabilities:
  Policy liabilities and accruals:
  Future policy benefits                     $ 46,620                 $ 62,893
  Claims                                       39,063                   41,387
                                              -------                 --------
                                               85,683                  104,280
Accumulated policyholders' funds                  373                      372
Other liabilities                              11,226                    8,678
Deferred income taxes                           5,841                    3,231
Notes payable                                  15,807                        -
Senior subordinated debentures,
  net of unamortized discount                       -                   24,665
Senior subordinated notes, net of
  unamortized discount, due 2002               19,264                        -
                                              -------                  -------
  Total Liabilities                           138,194                  141,226
                                              -------                  -------
Redeemable Preferred Stock                     20,000                   20,000
                                              -------                  -------
Stockholders' Equity:
Common stock, ($.l0 par value,
  30,000,000 shares authorized;
  5,992,458, and 4,430,458 shares issued)         599                      443
Capital in excess of par value                 29,208                   19,328
Unrealized appreciation (depreciation)
  of investments carried at market
  value, net of tax                             2,593                     (147)
Retained earnings                              10,575                    6,901
                                              -------                   ------
                                               42,975                   26,525
Less - Aggregate of shares held in
  treasury and investment by affiliate
  in Westbridge Capital Corp. common
  stock (28,600 at December 31,
  1995 and 1994, at cost)                        (170)                    (170)
                                             --------                   ------
Total Stockholders' Equity                     42,805                   26,355
                                             --------                   ------
Commitments and contingencies

     Total Liabilities, Redeemable Preferred
      Stock and Stockholders' Equity         $200,999                 $187,581
                                              =======                  =======

The accompanying notes are an integral part of these financial statements.

                       WESTBRIDGE CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except share data)

                                                  Year Ended December 31,
                                          ----------------------------------
                                                1995       1994       1993
                                          ----------------------------------
Revenues:
   Premiums:
    First-year                                 $ 34,774  $ 15,111  $  8,738
    Renewal                                      85,319    83,592    59,993
                                                -------   -------   -------
        120,093                                  98,703    68,731
   Net investment income                          7,421     5,764     4,120
   Fee and service income                         2,327     1,728     1,397
   Net realized gain on investments                 182       320     1,030
   Other income                                       9        31        14
                                                -------   -------    ------
                                                130,032   106,546    75,292
                                                -------   -------    ------
Benefits, claims and expenses:
   Benefits and claims                           70,465    53,623    33,153
   Amortization of deferred
     policy acquisition costs                    11,553     9,711     8,159
   Commissions                                   11,359    11,224     9,595
   General and administrative expenses           21,926    16,847    14,349
   Taxes, licenses and fees                       4,101     3,230     2,724
   Interest expense                               2,432     3,067     2,552
                                                -------   -------   -------
                                                121,836    97,702    70,532
                                                -------   -------   -------
Income before income taxes, equity in
  earnings of Freedom Holding Company and
  extraordinary item                              8,196     8,844     4,760
Provision for income taxes                        2,813     2,764     1,562
Equity in earnings of Freedom Holding Company       348       345       333
                                                 ------    ------    ------
Income before extraordinary item                  5,731     6,425     3,531
Extraordinary loss from early
  extinguishment of debt                            407         -         -
                                                 ------    ------    ------
      Net income                               $  5,324   $ 6,425   $ 3,531
                                                 ======    ======    ======
Preferred stock dividends                         1,650     1,190         -
                                                 ------    ------    ------
Income applicable to common stockholders       $  3,674   $ 5,235   $ 3,531
                                                 ======    ======    ======
Earnings Per Common Share:
   Primary:
    Income before extraordinary item             $ 0.70    $ 1.13   $  0.78
    Extraordinary item                            (0.07)        -        -
                                                  -----     -----     -----
      Net earnings                               $ 0.63    $ 1.13   $  0.78

   Fully Diluted:
    Income before extraordinary item             $ 0.70    $ 1.03   $  0.78
    Extraordinary item                            (0.05)        -         -
                                                  -----     -----    ------
      Net earnings                               $ 0.65    $ 1.03   $  0.78
                                                  =====     =====     =====
Weighted Average Shares Outstanding:
   Primary                                    5,836,000 4,617,000 4,555,000
                                              ========= ========= =========
   Fully Diluted                              8,204,000 6,267,000 4,555,000
                                              ========= ========= =========

The accompanying notes are an integral part of these financial statements.

                       WESTBRIDGE CAPITAL CORP.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands)

                                                                   Year Ended December 31,
                                                          --------------------------------------------------------
                                                           1995     1994     1993
                                                          --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common stockholders           $ 3,674  $ 5,235  $ 3,531
  Adjustments to reconcile net income applicable cash
    provided by (used for) operating activities:
      Decrease in policy liabilities and accruals         (5,194)  (6,700) (15,108)
      Amortization of deferred policy acquisition costs   11,553    9,711    8,159
      Increase in deferred income taxes                    2,610      905    1,138
      Additions to deferred policy acquisition costs     (23,279) (12,582)  (5,745)
      Depreciation expense                                   486      325      413
      Increase in receivables from agents                 (9,353)  (2,403)    (994)
      Increase in other assets                            (2,902)  (6,257)    (128)
      Change in investment in Freedom Holding Company       (228)    (345)    (333)
      Net realized gains on investments                     (182)    (320)  (1,030)
      Increase in other liabilities                        2,548    1,013    2,867
      Other, net                                          (1,020)     798       49
                                                          ------   ------   ------
NET CASH USED FOR OPERATING ACTIVITIES                   (21,287) (10,620)  (7,181)
                                                          ------   ------   ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of NFIC and AICT                                 -  (20,178)       -
  Proceeds from investments sold:
    Fixed maturities, classified as
      held-to-maturity, called or matured                  2,629    4,357   10,240
    Fixed maturities, classified as
      available-for-sale, called or matured                  468    1,544        -
    Fixed maturities, classified as
      held-to-maturity, sold                                   -        -   18,187
    Fixed maturities, classified as
      available-for-sale, sold                             6,585    7,275        -
    Short-term investments sold or matured                15,058   45,020    1,581
    Other investments sold or matured                        136       98      329
    Cost of investments acquired                         (23,629) (50,039) (25,542)
    Notes receivable from related parties                      -    1,381      783
    Additions to leasehold improvements
      and equipment, net of retirements                     (861)    (976)    (228)
                                                          ------   ------   ------

NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES         386  (11,518)   5,350
                                                          ------   ------   ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Effective issuance of senior
    subordinated debentures, at par                            -    5,000        -
  Redemption of senior subordinated debentures           (25,000)       -        -
  Issuance of redeemable preferred stock                       -   20,000        -
  Issuance of subordinated notes                          19,200        -        -
  Issuance of notes payable                               15,807        -        -
  Issuance of common stock                                10,108      395      123
  Issuance of common stock warrants                           74        -        -
  Purchase and cancellation of common stock                 (146)    (534)     (89)
                                                          ------   ------    -----
NET CASH PROVIDED BY FINANCING ACTIVITIES                 20,043   24,861       34
                                                          ------   ------    -----
INCREASE (DECREASE) IN CASH DURING PERIOD                   (858)   2,723   (1,797)
CASH AT BEGINNING OF PERIOD                                2,871      148    1,945
                                                          ------   ------    -----
CASH AT END OF PERIOD                                   $  2,013  $ 2,871  $   148
                                                          ======   ======    =====
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                            $  2,336  $ 2,678  $ 2,353
    Income taxes                                        $    960  $ 2,090  $   424

    The accompanying notes are an integral part of these financial statements.

                     WESTBRIDGE CAPITAL CORP.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (continued)



Supplemental Schedule Of Non-Cash Investing Activities:

The Company purchased the outstanding capital stock of a health insurer and its subsidiary in the second quarter of 1994 for a cash purchase price of $20.1 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

 Assets                           $61,293,000
 Liabilities                      $72,199,000

The Company purchased a block of Supplemental Health insurance in the first quarter of 1994. This purchase resulted in the Company disbursing investments and assuming liabilities as follows:

     Investments                 $    545,000
     Policy liabilities           $ 2,626,000

The Company purchased a Medicare Supplement block of business in the first quarter of 1993. This purchase resulted in the Company receiving investments and assuming liabilities as follows:

     Investments                  $ 2,526,000
     Policy liabilities           $ 2,445,000



  The accompanying notes are an integral part of these financial statements.

                                     WESTBRIDGE CAPITAL CORP.
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                 (In thousands, except share data)

                                                                    Unrealized
                                                                       Appreciation    Retained                      Total
                                                           Capital    (Depreciation)   Earnings                      Stock-
                                         Common Stock     in  Excess        of       (Accumulated  Treasury Stock   holders'
                                        Shares    Amount  of Par Value Investments     Deficit)    Shares   Amount   Equity
                                       ---------  ------  -----------    -------      ---------    ------   ------  -------
Balance at January 1, 1993             4,220,837   $422     $19,454        $172       $(1,865)     28,600   $(170)  $18,013

Net income                                                                              3,531                         3,531
Unrealized appreciation of investments                                       33                                          33
Issuance of shares under stock
   option plans                           66,180      7         116                                                     123
Shares purchased and cancelled           (13,550)    (2)        (87)                                                    (89)
                                       ---------   ----      ------        ----         -----      ------    -----   ------
Balance at December 31, 1993           4,273,467    427      19,483         205         1,666      28,600    (170)   21,611

Net income                                                                              6,425                         6,425
Preferred stock dividend                                                               (1,190)                       (1,190)
Unrealized depreciation of investments                                      (352)                                      (352)
Issuance of shares under stock
   option plans                          219,648     22         373                                                     395
Shares purchased and cancelled           (62,657)    (6)       (528)                                                   (534)
                                       ---------    ---      ------          ---        -----      ------    -----   ------
Balance at December 31, 1994           4,430,458    443      19,328         (147)       6,901      28,600    (170)   26,355

Net income                                                                              5,324                         5,324
Preferred stock dividend                                                               (1,650)                       (1,650)
Unrealized appreciation of investments                                     2,740                                      2,740
Issuance of shares under stock
  option plans                            85,300      8         230                                                     238
Issuance of shares from an underwritten
  public offering                      1,500,000    150       9,720                                                   9,870
Shares purchased and cancelled           (23,300)    (2)       (144)                                                   (146)
Issuance of stock warrants                                       74                                                      74
                                       ---------   ----      ------       ------      -------      ------   ------  -------
Balance at December 31, 1995           5,992,458   $599     $29,208       $2,593      $10,575      28,600   $(170)  $42,805
                                       =========   ====      ======       ======      =======      ======   ======  =======

            The accompanying notes are an integral part of these financial statements.

                          WESTBRIDGE CAPITAL CORP.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation. The consolidated financial statements include accounts of Westbridge Capital Corp. ("the Company"), and its wholly-owned subsidiaries, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), Foundation Financial Services, Inc. ("FFS"), Westbridge Marketing Corporation ("WMC"), Westbridge Financial Corp. ("Westbridge Financial"), Westbridge Printing Services, Inc. ("WPS"), Precision Dialing Services,
Inc. ("PDS")  Westbridge National Life Insurance Company ("WNL"),
Flex-Plan Systems, Inc. ("FPS"), and Westbridge Funding Corporation
("WFC"), (formerly known as National Legal Services Company, Inc.), as well as its 51%-owned subsidiary, LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), and its 50%-owned subsidiaries, Senior Benefits, LLC ("Senior Benefits"), American Senior Security Plans, LLC ("ASSP"), and Health Care-One Insurance Agency, Inc. ("Health Care-One"). The Company's decision to consolidate the accounts of Senior Benefits, ASSP, and Health Care-One, is based on the extent to which the Company exercises control over Senior Benefits, ASSP and Health Care-One. The Company has agreed to provide 100% of the financing required to support the marketing efforts of Senior Benefits, ASSP, and Health Care-One, and also has significant input in their management. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations. The Company, through its subsidiaries and affiliates, principally underwrites and sells specialized health insurance products and health plans. The company's major product lines are Cancer and Specified Disease Products, Medical Expense Products and Medicare Supplement Products.

Accounting Principles and Regulatory Matters. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). These principles differ from statutory accounting principles, which must be used by the Company's Insurance Subsidiaries when reporting to state insurance departments. The Company's Insurance Subsidiaries are subject to oversight by insurance regulators of Delaware, Texas and other states in which they are authorized to conduct business. These regulators perform triennial examinations of the statutory financial statements and, as a result, may propose adjustment to such statements.

Investments. In 1994, the Company's fixed maturity portfolio was segregated into two components: fixed maturities held-to-maturity and fixed maturities available-for-sale. During 1995, the Company's held-to-maturity portfolio was reclassified as available-for-sale; therefore, fixed maturities available-for-sale are carried at market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturities available for sale are reported directly in stockholders' equity, net of applicable deferred income taxes. Equity securities (common and nonredeemable preferred stocks) are carried at market value. The Company's 40% equity investment in Freedom Holding Company is accounted for on the equity basis (i.e., cost adjusted for equity in post-acquisition earnings and amortization of excess cost). Mortgage loans on real estate and policy loans are carried at the unpaid principal balance. Accrual of interest income ceases when loans are ninety days or more past due. Foreclosed assets are carried at the lower of fair value or unpaid principal balance, less necessary costs to effect foreclosure. Realized gains and losses on sales of investments are recognized in current operations on the specific identification basis. Changes in market values of equity securities, after deferred income tax effects, are reflected as unrealized appreciation or depreciation directly in stockholders' equity and, accordingly, have no effect on current operations.
Deferred Policy Acquisition Costs.
Policy acquisition costs consisting of commissions and other costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in deferred policy acquisition costs is the cost of insurance purchased on acquired business. Amortization is dynamically adjusted based on current and projected future levels of premium revenue. Such projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

Leasehold Improvements and Equipment. Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred and renewals and betterments are capitalized.

Future Policy Benefits and Claims. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity and withdrawals.

Claims represent the estimated liabilities on claims reported plus claims incurred but not yet reported. These liabilities are necessarily subject to the impact of future changes in claim experience and, as adjustments become necessary, they are reflected in current operations.

Recognition of Revenue. Life insurance and accident and health premiums are recognized as revenue when received. Benefits and expenses are associated with related premiums so as to result in a proper matching of revenue with expenses.

Fee and service income and investment income are recognized when earned.

Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes. The Company records income taxes based on the asset and liability approach. The asset and liaility approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share. Primary net income per share of Common Stock is determined by dividing net income, less dividends on the Series A Preferred Stock, by primary weighted-average shares outstanding. Fully diluted net income per share is computed through dividing net income by fully diluted weighted average shares outstanding, which assumes conversion of the Series A Preferred Stock. At the December 31, 1994, the Series A Preferred Stock was convertible at $8.75 per share, resulting in 2,285,720 additional shares. The additional average shares outstanding were measured from the April 12, 1994 issue date, through December 31, 1994. At December 31, 1995, as a result of the February 28, 1995 common stock issuance, the conversion price was adjusted to $8.41 per share resulting in 2,378,120 additional shares.

New Accounting Pronouncements. During 1995, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the statement requires that long-lived assets and certain identifiable intangibles to be disposed of, be reported at the lower of carrying amount of fair value less cost to sell.

FAS No. 121 is effective for fiscal years beginning after 1995. The Company plans to adopt FAS No. 121 effective January 1, 1996. Management does not anticipate that adoption of this standard will have a material impact on the Company's financial statements.

During 1995, the FASB also issued FAS No. 123 "Accounting for Stock-Based Compensation", which encourages companies to adopt the fair value based method of accounting for stock-based compensation. This method requires the recognition of compensation expense equal to the fair value of such equity securities at the date of the grant. This statement also allows companies to continue to account for stock-based compensation under the intrinsic value based method, as prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees", with footnote
disclosure of the pro-forma effects of the fair value based method.   The
Company plans to adopt SFAS No. 123 during 1996 by continuing to account for stock-based compensation under the intrinsic value method and disclosing the pro-forma effects of the fair value method in the footnotes to the financial statements.

NOTE 2 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                          Year Ended December 31,
                                  --------------------------------------
                                         1995       1994       1993
                                      ---------  ----------  ---------
                                               (In thousands)
Fixed maturities                       $6,542      $5,064      $3,823
Mortgage loans on real estate              71          83          94
Short-term investments                    250         489          31
Other                                     824         308         323
                                       ------      ------      ------
                                        7,687       5,944       4,271
  Less: Investment expenses               266         180         151
                                       ------      ------      ------
  Net investment income                $7,421      $5,764      $4,120
                                       ======      ======      ======

Realized gains (losses) on investments are summarized as follows:

                                                Year Ended December 31,
                                       -------------------------------------
                                         1995       1994         1993
                                       --------   --------     --------
                                                (In thousands)
Fixed maturities                        $ 185       $ 320        $1,113
Short-term investments                     (3)          -            55
Other long-term investments                 -           -          (138)
                                         ----        ----         -----
Realized gains on investments           $ 182       $ 320        $1,030
                                         ====        ====         =====

Unrealized appreciation (depreciation) on investments reflected directly in stockholders' equity is summarized as follows:

                                                  Year Ended December 31,
                                          -------------------------------------
                                                  1995       1994        1993
                                               ---------  ----------  ---------
                                                         (In thousands)
Balance at beginning of year                    $ (147)      $ 205        $172
Unrealized appreciation (depreciation), net
 of tax on fixed maturities available-for-sale   2,735        (346)          -
Unrealized appreciation (depreciation)
  on equity securities and other investments         5          (6)         33
                                                ------        -----       ----
Balance at end of year                          $2,593       $(147)       $205
                                                ======       ======       ====

Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). This Statement requires all debt securities and certain equity securities to be classified in three categories and accounted for as follows:

* Debt securities that the enterprise has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and reported at amortized cost.

* Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

* Debt and equity securities not classified as either held-to-maturity securities or trading securities are classified as available-for-sale securities and reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of stockholders' equity.

The Company does not engage in "trading" of securities, and accordingly, all of the applicable investments have been categorized as held-to-maturity securities or as available-for-sale securities at December 31, 1994 and as available-for-sale securities at December 31, 1995.

In accordance with the Statement, the cumulative effect of recording to a separate component of stockholders' equity the difference between market value and amortized cost at January 1, 1994 of securities classified as available-for-sale has been treated as a change in accounting principle, and no restatement of prior year financial statements has been made. Additionally, in accordance with the statement, all investments categorized as held-to-maturity, were transferred to the available-for-sale category at December 31, 1995.

Market values represent the closing sales prices of marketable securities. Estimated fair values are based on the credit quality and duration of marketable securities deemed comparable by the company, which may be of another issuer.

The amortized cost and estimated market values of investments in fixed maturities as of December 31, 1995 and 1994, are summarized by category as follows (in thousands):

                                                       Gross        Gross        Estimated
                                     Amortized        Unrealized  Unrealized      Market
Available-for-Sale                      Cost            Gains       Losses         Value
- -------------------------             -------         --------     ---------      ---------
U.S. Government and governmental
  agencies and authorities             $23,365         $1,226       $    8        $24,583
States, municipalities, and
  political subdivisions                 1,510            122            -          1,632
Mortgage-backed securities              10,756            390           71         11,075
Public utilities                         8,241            519           60          8,700
Finance companies                       18,224            719          198         18,745
All other corporate bonds               20,764          1,236          255         21,745
Certificates of deposit                    300              -           -             300
                                       -------          -----         ----         ------
Balance at December 31, 1995           $83,160         $4,212         $592        $86,780
                                       =======         ======         ====        =======

                                                       Gross          Gross      Estimated
                                      Amortized      Unrealized      Unrealized   Market
Available-for-Sale                      Cost            Gains         Losses       Value
- ------------------------               -------       ---------     ----------    ---------
U.S. Government and governmental
  agencies and authorities             $     -         $    -         $   -       $     -
States, municipalities, and
  political subdivisions                 1,485              -            35         1,450
Mortgage-backed securities               2,622             11           133         2,500
Public utilities                         2,516              -            95         2,421
All other corporate bonds                4,687              9           280         4,416
                                        ------          -----          ----        ------
Balance at December 31, 1994           $11,310          $  20         $ 543       $10,787
                                        ======          =====          ====        ======

                                                        Gross         Gross      Estimated
                                       Amortized     Unrealized     Unrealized    Market
Held-to-Maturity                         Cost          Gains          Losses      Value
- -------------------------              --------       --------       --------    --------
U.S. Government and governmental
  agencies and authorities             $27,849         $   89        $1,289       $26,649
States, municipalities, and
  political subdivisions                     -              -             -             -
Mortgage-backed securities               9,403              -           336         9,067
Public utilities                         6,357             37           415         5,979
Financial institutions                  18,244             11         1,748        16,507
All other corporate bonds               18,124             54         1,542        16,636
Certificates of deposit                    400              -             -           400
                                       -------           ----        ------       -------
Balance at December 31, 1994           $80,377           $191        $5,330       $75,238
                                       =======           ====        ======       =======

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 1995, are shown below, in thousands, summarized by year to maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  Estimated
                                                Amortized          Market
                                                 Cost              Value
                                                -------           --------
Due in one year or less                        $  3,441           $  3,441
Due after one year through five years            23,078             23,380
Due after five years through ten years           18,730             19,987
Due after ten years                              27,155             28,897
Mortgage-backed securities                       10,756             11,075
                                                -------            -------
                                                $83,160            $86,780
                                                =======            =======

A summary of unrealized appreciation (depreciation) reflected directly in stockholders' equity at December 31, 1995 and 1994, on investments in fixed maturities available-for-sale, is as follows (in thousands):

                                             Year Ended December 31,
                                     -------------------------------------
                                            1995                 1994
                                       ------------         -------------
     Amortized cost                        $83,160             $11,310
     Estimated market value                 86,780              10,787
                                           -------              ------
     Excess (deficit) of market value
       to amortized cost                     3,620               (523)
     Estimated tax                           1,231               (178)
                                           -------              ------
     Unrealized appreciation
      (depreciation), net of tax           $ 2,389             $  (345)
                                           =======              ======

A summary of unrealized appreciation (depreciation) on investments in fixed maturities held-to-maturity, is as follows (in thousands):

                                               Year Ended December 31,
                                        ---------------------------------------
                                                1994               1993
                                              --------           --------
Amortized cost                                 $80,377           $49,737
Estimated Market Value                          75,238            51,806
                                                ------            ------
Unrealized appreciation (depreciation)        $ (5,139)         $  2,069
                                                ======            ======

Proceeds from sales of investments in fixed maturity securities were $9,682,000 in 1995 and $13,176,000 in 1994. Gross gains of $255,000 and gross losses of $73,000 were realized on 1995 sales. Gross gains of $372,000 and gross losses of $52,000 were realized on 1994 sales.

Included in fixed maturities at December 31, 1995, are two high-yield, unrated or less than investment grade corporate debt securities. The Company's investment in the two securities comprises 0.7% of total cash and invested assets at December 31, 1995. The Company owned one high-yield, unrated or less than investment grade corporate debt security at December 31, 1994. The Company's investment in this security comprised 0.1% of total cash and invested assets at December 31, 1994.

Securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 1995 and 1994 aggregated $19,920,000 and $19,820,000, respectively.

NOTE 3 - ACQUISITIONS

Acquisition of NFIC and AICT

On April 12, 1994, Westbridge consummated the acquisition (the "Acquisition") of all of the outstanding capital stock of NFIC and its wholly-owned subsidiary AICT. NFIC and AICT are health insurers which ceased marketing operations in the past, and currently administer closed blocks of health insurance policies. During the latter part of 1994, NFIC and AICT renewed marketing operations. The purchase price for the Acquisition approximated $20,100,000, which was paid in cash. The Acquisition has been accounted for under the purchase method and, accordingly, the operating results of NFIC and AICT have been included in the consolidated operating results since the date of acquisition.

During 1995, the Company revised the assumptions used in calculating the future policy benefit and claims liabilities for NFIC and AICT. These changes resulted in a net purchase accounting adjustment of approximately $13.4 million.

The funds used to acquire NFIC and AICT were provided by the issuance of Series A Preferred Stock (see NOTE 9).

The following summary, prepared on a pro-forma basis, combines the consolidated results of operations of NFIC and AICT with the operations of the Company, after including the impact of certain adjustments, such as amortization of deferred acquisition costs, dividends on the Series A Preferred Stock, and factually supportable expense reductions resulting from the consolidation of administrative operations, which will have a continuing impact. The following results assume the acquisition occurred as of the beginning of the respective periods.

PRO-FORMA FINANCIAL DATA
(Unaudited)
(In thousands, except share data)
                                                        Year Ended
                                                       December 31,
                                            --------------------------------
                                                     1994           1993
                                                 ---------       -----------
       Total Revenues                            $115,466            $116,446
       Income applicable to common stockholders     5,483               5,149
       Net income per common share
         Primary                                    $1.19               $1.13
         Fully diluted                              $1.03               $0.99


The pro-forma financial information is presented for informational purposes only, and is not necessarily indicative of what actually would have occurred if the acquisition had been in effect for the entire periods presented. In addition, the pro forma financial information is not intended to be a projection of future results.

Acquisition of a Block of Cancer and Specified Disease Insurance Business

On February 8, 1994, NFL completed its purchase of a block of Cancer and Specified Disease Insurance from Dixie National Life Insurance Company.
The purchase price for the block was $2,125,000. This acquisition has been accounted for using the purchase method of accounting.

Acquisition of Medicare Supplement Business

On March 29, 1993, NFL completed its purchase of a block of Medicare Supplement policies from Life and Health Insurance Company of America ("LHI"). Under the terms of the purchase, LHI transferred to NFL $2,526,000 in cash and NFL assumed the risks associated with those policies. The Company accounted for this transaction using the purchase method of accounting.

NOTE 4 - INVESTMENT IN FREEDOM HOLDING COMPANY

In November 1988, the Company purchased a 40% equity interest in Freedom Holding Company of Louisville, Kentucky ("Freedom"). Freedom owns 100% of Freedom Life Insurance Company of America ("FLICA"), a Mississippi insurer licensed in 34 states and specializing in the sale of Cancer and Specified Disease Insurance products. Freedom's 60% principal owner is John
P. Locke. Concurrent with the equity purchase in Freedom, Locke and his insurance marketing agencies also entered into a 10-year marketing agreement with FLICA and NFL for the sale of their products on an exclusive basis. Additionally, FLICA and NFL consummated a 10-year coinsurance agreement under which NFL or its affiliates will receive 50% of all insurance business written by FLICA.

The purchase price for the equity ownership in Freedom aggregated $4,200,000. The Company also made loans to Locke and Freedom in the amount of $2,400,000 and $1,086,000 respectively. The loans were each in the form of 10-year, 11.70% notes. Concurrent with the purchase, Locke made a $2,400,000 capital contribution to Freedom. This capital contribution together with the Company's loan to Freedom and $1,600,000 of the purchase price proceeds were utilized by Freedom to retire all of its then existing debt obligations. During 1994, both notes were repaid in full.

The Company utilizes the equity method of accounting for its 40% equity interest in Freedom. The Company's portion of Freedom's earnings was $348,000 in 1995, $345,000 in 1994 and $333,000 in 1993. The Company
received a $120,000 dividend in 1995 from Freedom.

NOTE 5 - MARKETING OPERATIONS

LifeStyles Marketing Group, Inc. Joint Venture

In September 1987, NFL consummated an agency contract with LifeStyles Agency of Arlington, Texas ("LifeStyles Marketing") granting its agency force the exclusive right, subject to territorial production requirements, to sell NFL's Medical Expense Products developed in 1987 and 1988. During the second quarter of 1988, the Company agreed with the owners of LifeStyles Marketing to restructure the insurance agency as a joint venture. Under the terms of the definitive agreement consummated in November 1988, WMC, a wholly-owned subsidiary of the Company, holds a 51%-voting interest in the entity, LifeStyles Marketing.

The Company is providing financing to LifeStyles Marketing in its expansion efforts. LifeStyles Marketing's revenues and expenses during 1995 approximated $9,115,000 and $8,397,000, respectively. Revenues and expenses were $7,246,000 and $7,130,000 in 1994 and $5,395,000 and
$6,014,000 in 1993, respectively. Of the revenues received, $7,664,000 were derived from NFL in the form of commission income on insurance products sold for NFL during 1995, $5,561,000 in 1994 and $4,386,000 in 1993. Through December 31, 1995, the Company loaned LifeStyles Marketing approximately $7,127,000 in the form of advances which accrue interest at prime plus 1% established at the beginning of each year, which equaled 8.5% during the year ended December 31, 1995, on the unpaid balance. There is not a scheduled repay-ment plan in place for amounts the Company has loaned to LifeStyles Marketing. No dividends are to be distributed to any shareholders until all advances and accrued interest due the Company have been repaid.

Under the terms of the joint venture agreement, profits and losses of LifeStyles Marketing are to be allocated 50% to WMC and 50% to the minority shareholders. However, because of the Company's voting and financial control, the operations of the joint venture are consolidated with the Company's operations and, accordingly, all significant intercompany accounts and transactions are eliminated.

Through December 31, 1995, the Company has recognized 100% of the cumulative losses of LifeStyles Marketing in its consolidated financial statements. The minority interest share in such losses recognized by the Company is $840,000 at December 31, 1995. The Company has, and will continue to, recognize 100% of LifeStyles Marketing's profits in the consolidated financial statements until all cumulative losses are recovered through future earnings.

Senior Benefits, LLC

In November 1993, the Company acquired a 50% interest in Senior Benefits, which markets Medicare Supplement policies for NFL. The Company is providing financing to Senior Benefits during the start-up phase of the operations. Senior Benefits' revenue and expenses were $1,005,000 and $1,105,000 during 1995, and $278,000 and $547,000 during 1994, respectively. Of the revenues received, $982,000 were derived from NFL in the form of commission income on insurance products sold during 1995, and $271,000 in 1994. Through December 31, 1995, the Company loaned Senior Benefits approximately $980,000 in the form of advances. There is not a scheduled repayment plan in place for amounts the Company has loan Senior Benefits. No dividends are to be distributed to any shareholders until all advances due to the Company have been repaid. Through December 31, 1995, the Company has recognized 100% of the cumulative losses of Senior Benefits of which the minority interest share of such losses is approximately $175,000.

NOTE 6 - FUTURE POLICY BENEFITS

Future policy benefits have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions pertinent thereto are as follows:

LIFE PRODUCTS

Withdrawals    Standard industry tables are used for issues through 1975;
               Company experience is used for issues subsequent to 1975.

Interest Level 4% for issues through 1965; level 4.5% for 1966 through 1969 issues, and 6% graded to 4.5% in 25 years for 1970 through 1981 issues. Issues for 1982 through 1987 are 10% graded to 7% at year 10. ART issues in 1988 and later are 8.5% for 5 years graded to 7.5% in year 20. Participating policies are 4.5% for issues through 1965; 5% for 1966 through 1969 issues, and graded from 6% to 5% in 25 years for issues subsequent to 1969.

Mortality      Based on modifications of the 1955-1960 Select and Ultimate
               Basic Tables and, for certain issues from 1975 through 1981, modifications of the 1958 CSO. Issues subsequent to 1981 use modifications of the 1965-1970 Select and Ultimate Basic
               Tables.

ACCIDENT AND HEALTH PRODUCTS

Withdrawals    Issues through 1980 are based on industry experience; 1981 through 1993 issues are based on industry experience and Company experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest Issues through 1980 are 6% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years except for certain NationalCare and Supplemental Hospital Income issues which are 8% graded to 6% in 8 years and LifeStyles Products which are 9% graded to 7% in 10 years. 1993 issues are 7% level. Policies acquired from AII in 1992 are 6.4% level. Policies acquired from LHI in 1993 and DNL in 1994 are 6% level. Policies acquired in the Acquisition of NFIC and AICT are 7% level.

Mortality      Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 use the 1965-1970 Ultimate
               Table.  1993 issues use the 1975-1980 Ultimate Table.
               Policies acquired in acquisitions use the 1965-1970 Ultimate
               Table.

Morbidity      Based on industry tables published in 1974 by Tillinghast,
               Nelson and Warren, Inc., as well as other population statistics and morbidity studies.

NOTE 7 - FINANCING ACTIVITIES

Common Stock Offering

On February 28, 1995, the Company issued 1,500,000 shares of its Common Stock in an underwritten public offering. The Shares of Common Stock were issued at a price of $7.00 per share, less an underwriting discount of $.42 per share. As a result of the issuance of the Common Stock, the conversion rate of the Series A Preferred Stock has been adjusted. The Series A Preferred Stock is now convervitble into 2,378,120 shares of Common Stock at a conversion price of $8.41 per share.

Subordinated Notes

On February 28, 1995, the Company issued $20,000,000 aggregate principal amount of its 11% Senior Subordinated Notes due 2002 (the "Notes"), in an underwritten public offering. The Notes were issued at par, less an underwriting discount of 4%.

The Company may redeem the Notes at any time on or after March 1, 1998, upon 30-days written notice, at par plus accrued interest. Following the death of any holder of the Notes and the request for repayment, the Company will repay such holder's Notes at par plus accrued interest. The Company is not obligated to redeem more than $50,000 in principal amount per holder per calendar year or in aggregate for all holders more than $250,000 in principal amount per calendar year. The Notes contain certain covenants which limit the Company's ability to, (i) incur certain types of indebtedness, (ii) pay dividends or make distributions to holders of the Company's equity securities, or (iii) consolidate, merge, or transfer all or substantially all of the Company's assets. The Notes also contain covenants which require the Company to maintain, (i) a minimum amount of liquid assets, (ii) a minimum consolidated net worth, and (iii) a minimum fixed charge ratio.

Subordinated Debentures

In March 1986, the Company completed a public offering of 25,000 Units consisting of $25,000,000 principal amount of 11.70% Senior Subordinated Debentures due 1996 (the "Debentures") and warrants to purchase 800,000 shares of the Company's Common Stock (the "Warrants") at $12.25 per share. The Warrants expired unexercised on March 15, 1991.

In August 1987, NFL purchased, in an open market transaction, $5,000,000 par value of the Debentures. For GAAP reporting purposes, the purchased Debentures were no longer treated as part of the Company's consolidated debt.

In February 1994, NFL sold at par value, to an unrelated party, the $5,000,000 par value of the Debentures held in its portfolio. This transaction has been accounted for, on a consolidated basis as an issuance of debt.

Concurrent with the Common Stock and Note offerings, on February 29, 1995, the Company placed funds in escrow sufficient to cover all remaining principal and interest payments on its outstanding 11.7% Senior Subordinated Debentures due 1996, which were called for redemption on March 30, 1995. The redemption price was par plus accrued interest. This redemption prior to scheduled maturity resulted in a loss from early extinguishment of debt. The loss related to amortization of the remaining original issue discount and write-off of deferred financing costs, offset in part by interest earned on the funds in escrow. This loss is reported as an extraordinary item on the accompanying statement of operations.

Senior Note

On December 22, 1995, the Company issued a $1,000,000 principal amount 10% Senior Note due 2002 (the "Senior Note") to the Chairman of the Board of Directors, a related party. The Senior Note was issued at par. In connection with the Senior Note issuance, the Company also issued a common stock purchase Warrant for 135,501 shares of common stock at an exercise price of $7.38 per share.

Interest payments on the Senior Note prior to the third anniversary of the commencement date are added to the principal amount of the Senior Note. Subsequent to the third anniversary date, interest payments on the accumulated interest and principal are due on a semi-annual basis. The Senior Note may be prepaid in whole or in part without premium or penalty. Following the death of the holder of the Senior Note and request for payment, the Company will repay the Senior Note within one year of notification provided that the Company is, or, after giving effect to such prepayment would not be in default under any Senior Indebtedness.

Credit Arrangement

The Company has a $20,000,000 Credit Agreement (the "Agreement") which is secured by receivable balances from insurance agents which expires on December 28, 1997. There is a commitment fee of 1/2 of 1% on the unused portion. At the Company's option, interest under the Agreement may be based on prime rate or LIBOR plus an applicable margin. The rate in effect at December 31, 1995, was approximately 8.7%. The Company borrowed approximately $14,880,000 under the Agreement at December 31, 1995. The Agreement required the Company, among other things, to maintain minimum levels of statutory surplus, tangible net worth and certain minimum financial ratios. Subsequent to December 31, 1995 the Company made an additional borrowing under the Agreement of approximately $2,200,000.

NOTE 8 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 1995, 1994 and 1993, to the gross amounts reported in the Company's balance sheet.

                                                 Year Ended December 31,
                                      ------------------------------------------
                                        1995             1994             1993
                                      ---------       ---------        ---------
                                                     (in thousands)
Balance at January 1 (Gross)           $41,387         $12,794        $      *
 Less: reinsurance recoverables          1,457              65               *

Net balance at January 1                39,930          12,729          21,635

Incurred related to:
 Current year                           67,239          59,830          42,018
 Prior years                             2,698          (1,381)         (5,376)
                                        ------          ------          ------
     Total incurred                     69,937          58,449          36,642
                                        ------          ------          ------
Current year reserves acquired               -          33,032             291

Paid related to:
 Current year                           46,755          42,919          30,205
 Prior years                            27,468          10,655          13,695
 Current year acquired business              -          10,706           1,939
                                        ------          ------          ------
     Total paid                         74,223          64,280          45,839
                                        ------          ------          ------
Balance at December 31                  35,644          39,930          12,729
 Plus: reinsurance recoverables          3,419           1,457              65
                                        ------          ------          ------
Balance at December 31 (Gross)         $39,063         $41,387         $12,794
                                        ======          ======          ======

___________________
* Amounts are presented net prior to the adoption by the Company in 1993 of SFAS 113 "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts."

NOTE 9 - REDEEMABLE PREFERRED STOCK

On April 12, 1994, the Company issued 20,000 shares of Series A Cumulative Convertible Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share. The Series A Preferred Stock was issued in a private placement, and was subsequently registered with the Securities and Exchange Commission under a registration statement which was declared effective in October 1994. The following summarizes the significant terms of the Series A Preferred Stock:

*    Liquidation preference of $1,000 per share.

* Cumulative annual dividend rate of 8.25%, subject to increase upon non-compliance by the Company with certain restrictions.

* At December 31, 1994, the Series A Preferred Stock was convertible by the holders thereof into the Company's common stock at a conversion price of $8.75 per share. At December 31, 1994, the 20,000 shares of Series A Preferred Stock were convertible into 2,285,720 shares of common stock. At December 31, 1995, as a result of the common stock offering, the conversion price was adjusted to $8.41 per share which equates to the Series A Preferred Stock being convertible into 2,378,120 shares of common stock.

* On or after April 12, 1995, the Series A Preferred Stock may, at the option of the Company, be exchanged for an amount of Convertible Subordinated Notes due April 12, 2004, equal to the aggregate liquidation preference of the Series A Preferred Stock being exchanged. The Convertible Subordinated Notes would bear interest at 8.25% and be convertible into common stock at a price of $8.41 per share, in each case, subject to certain adjustments.

* The Company is required to redeem all shares of Series A Preferred Stock, or any Convertible Subordinated Notes outstanding on April 12, 2004.

* The Company may redeem any and all shares of Series A Preferred Stock outstanding on or after April 12, 1997.

In connection with the issuance of the Series A Preferred Stock, the placement agent was granted a warrant to purchase 120,000 shares at $8.75 per share, subject to certain adjustments. As a result of the February 28, 1995 Common Stock issuance, the conversion price of the Warrant was adjusted to $8.41 per share.

NOTE 10 - DEFERRED POLICY ACQUISITION COSTS

A summary of deferred policy acquisition costs by major product line of insurance follows:

                                 1995               1994                 1993
                               --------           --------             --------
                                    Accident            Accident              Accident
                                      and                 and                   and
                           Life      Health     Life     Health      Life      Health
                          ------   ----------  ------   ---------   ------   ---------
                                               (In thousands)
Balance at beginning
  of year                 $   31     $58,623    $ 36     $28,318     $ 46      $30,722
Deferrals:
  Commissions                122      16,517       2       7,465        2        4,733
  Issue costs                 30       6,484       3       1,535        2        1,008
                            ----      ------     ---      ------      ---        -----
                             183      81,624      41      37,318       50       36,463
Cost of insurance purchased   --         126      --      31,006       --           --
Purchase accounting
 adjustment                   --     (13,403)     --          --       --           --
Amortization                  22     (11,575)    (10)     (9,701)     (14)      (8,145)
                            ----      ------     ----     ------      ----       -----
Balance at end of year      $205     $56,772    $ 31     $58,623     $ 36      $28,318
                            ====      ======     ====     ======      ====      ======

The cost of insurance purchased in 1994 is related to the purchase of NFIC and is being amortized in relation to premium revenues over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $2.3 million and $3.0 million in 1995 and 1994, respectively, net of interest accretion of $1.3 million and $1.5 million.

During 1995, the Company recorded Purchase Accounting adjustments to the purchase price of NFIC as these adjustments fell within the one-year "look-back" period following the acquisition, in accordance with Statement of Financial Accounting Standard No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises."

For each of the next five years, the estimated amortization of the cost of insurance purchased is 15% to 20% of each years' beginning balance.

NOTE 11 - INCOME TAXES

The provision for income taxes is calculated as the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax accounts at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted.

The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized.

The Company and its wholly-owned subsidiaries, other than NFIC and AICT, file a consolidated federal income tax return. NFIC and AICT file separate federal income tax returns.

The provision for U.S. federal income taxes charged to continuing operations was as follows:

                                            Year Ended December 31,
                                            ----------------------
                                            1995     1994     1993
                                            -----   ------   ------
                                               (In thousands)

     Current                               $1,032   $1,581   $  321
     Deferred                               1,781    1,183    1,241
                                            -----    -----    -----
     Total provision for income taxes      $2,813   $2,764   $1,562
                                            =====    =====    =====

Provision has not been made for state and foreign income tax expense since such expense is minimal.

The differences between the effective tax rate and the amount derived by multiplying the income (loss) before income tax expense by the Federal income tax rate for the Company's last three years follow:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                       1995    1994    1993
                                                     -------  -----   ------
Statutory tax rate                                      34%     34%     34%
Small life insurance company deduction calculated
  as a percentage of life insurance company income      --      (5%)    (3%)
Unutilized loss carryforwards of non-life companies     --       2%      4%
Equity earnings of unconsolidated subsidiary           (1%)     (1%)    (2%)
Other items, net                                        --       --     (2%)
                                                      ----     ----    ----
Effective tax rate                                     33%      30%     31%
                                                      ====     ====    ====

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                        December 31,
                                              ------------------------------
                                                    1995           1994
                                                  --------      ---------
                                                        (In thousands)
Deferred Tax Liabilities:
  Deferred policy acquisition costs                $ 8,683       $11,817
  Invested assets                                      604            63
 Unrealized gain on investments                        851             -
  Other deferred tax liabilities                     2,399         1,890
                                                    ------        ------
    Total deferred tax liability                    12,537        13,770
                                                    ------        ------
Deferred Tax Assets:
  Policy reserves                                    3,296         8,668
  Net operating loss carryforwards                   6,960         6,292
  Tax credit carryforwards                              11            11
  Unrealized depreciation of investments                 -            75
  Other deferred tax assets                          1,307           444
  Valuation allowance                               (4,878)       (4,951)
                                                    ------        ------
    Total deferred tax asset                         6,696        10,539
                                                    ------        ------
     Net deferred tax liability                    $ 5,841       $ 3,231
                                                    ------        ------

A valuation allowance has been provided for 1995 and 1994, respectively, for the tax effect of a portion of the non-life loss carryovers since it is more likely than not that such benefits will not be realized. The change in the valuation allowance of $73,000 is due primarily to decreases in non-life net operating losses which are not expected to be utilized against life company income.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 1995 approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $875,000, have not been provided on such amount.

At December 31, 1995, NFL has approximately $12,209,000 in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 1995, the Company and its wholly-owned subsidiaries have aggregate non-life net operating loss carryforwards of approximately $19,241,000 and $8,021,000 for regular tax and alternative minimum tax purposes, respectively, which expire in 2001 through 2010.

NOTE 12 - STATUTORY CAPITAL AND SURPLUS

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, each of NFIC and AICT must maintain minimum aggregate statutory capital and surplus of $1.4 million. The state of Georgia requires licensed out-of-state insurers to maintain minimum capital of $1.5 million and Kentucky requires minimum surplus of $2.0 million, which levels are higher than those of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which each of NFL, NFIC and AICT must maintain is $3.5 million. At
December 31, 1995, aggregate statutory capital and surplus for NFL, NFIC and AICT was $14.1 million, $9.9 million and $8.3 million, respectively. Statutory net income (loss) for NFL, NFIC and AICT for the year ended
December 31, 1995, was $(5.5) million, $(0.8) million and $1.7 million, respectively. AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of NFIC includes capital and surplus of AICT.

Dividend payments from Westbridge's principal Insurance Subsidiaries are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. "Earned surplus" is defined as an amount equal to the unassigned funds of an insurer as set forth on its most recent statutory annual statement, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business". Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. An "extraordinary dividend" is defined as a dividend whose fair market value together with that of other dividends made within the preceding 12 months exceeds the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the preceding December 31 or (b) the net gain from operations of such insurer, not including realized capital gains, for the 12-month period ending on the preceding December 31. In September 1994, NFL paid to Westbridge an "extraordinary dividend" in the amount of $2.0 million. With respect to ordinary dividends payable by an insurer domiciled in Delaware, notice of any dividend must be provided to the state insurance commissioner within five
(5) business days following the declaration thereof and at least ten (10) days prior to the payment thereof. As of December 31, 1994, NFL had negative statutory "earned surplus" as a result of historical statutory losses. For the foreseeable future, NFL has agreed to seek the approval of the Delaware insurance commissioner prior to making any dividend payments. As of December 31, 1995, AICT has the ability to pay to NFIC, without prior regulatory approval, $835,000 in dividends during 1996. As of December 31, 1995, NFIC has the ability to pay to Westbridge, without prior regulatory approval, $1.0 million during 1996. In both Delaware and Texas, the state insurance commissioner reviews the dividends paid by each insurer domiciled in such commissioner's state at least once each year to determine whether they are reasonable in relation to the insurer's surplus as regards policyholders and quality of earnings. The state insurance commissioner may issue an order to limit or disallow the payment of ordinary dividends if such commissioner finds the insurer to be presently or potentially financially distressed or troubled.

In December 1990, the Company and NFL entered into an agreement under which NFL issued a Surplus Certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the Surplus Certificate bears interest at an agreed upon rate not to exceed 10% and is repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance treaties, and (ii) NFL receiving prior approval for repayment from the Delaware State Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. No principle payments were made in 1995.

The statutory financial statements of the Company's insurance subsidiaries are prepared using accounting methods which are prescribed or permitted by the insurance department of the respective companies' state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company employed no permitted statutory accounting practices that individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1995 or 1994.

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company adopted, as of July 1, 1982, an employee incentive stock option plan (the "ISO Plan"). The ISO Plan, as amended, authorizes the Company's Board of Directors to issue to key full-time employees of the Company, or any of its subsidiaries, non-transferrable options to purchase up to 580,000 (as adjusted to give effect for stock dividends paid in 1983) shares, in the aggregate, of the Company's Common Stock. Options granted under the ISO Plan are intended to qualify as either "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options as defined under the Code. The ISO Plan provides that the option price per share will be no less than the fair market value for a share of the Company's Common Stock on the date of grant. To date, all option prices have been equal to the fair market value of the stock on the date of grant. The ISO plan also provides that shares available upon the exercise of options granted under the ISO Plan may be paid for with cash or by tendering shares of Common Stock owned by optionee(s), or a combination of the foregoing. All options outstanding are exercisable within ten years from the date the option was granted, except that no option is exercisable until at least one year after its grant. In addition, the ISO Plan provides that no one owning 10% of the total combined voting power of all classes of the Company's stock, or of the stock of any subsidiary, is eligible to be awarded options under the ISO Plan.

The Company also adopted, as of September 5, 1985, a second employee stock option plan (the "1985 Plan"). The 1985 Plan provides for the granting, to eligible employees of the Company or its subsidiaries, of stock options to purchase up to a total of 200,000 shares of the Company's Common Stock. Options granted under the 1985 Plan are treated as "non-qualified stock options" for purposes of the Code and the option price per share shall not be less than 90% of the fair market value of the Company's Common Stock on the date of grant. All options outstanding are exercisable within seven years from the date the option was granted, except that no option is exercisable until at least one year after its grant.

A third employee stock option plan (the "1992 Plan"), was adopted as of March 26, 1992. The 1992 Plan provided for the granting, to eligible employees of the Company or its subsidiaries, of stock options to purchase up to a total of 300,000 shares of the Company's Common Stock. Options granted under the 1992 Plan are treated as "non-qualified stock options" for purposes of the Code and the option price per share shall not be less than 90% of the fair market value of the Company's Common Stock on the date of grant. All options outstanding are exercisable within seven years from the date the option was granted, except that no option is exercisable until at least one year after its grant.

Information regarding the Company's stock option plans is summarized as follows:

                                                Year Ended December 31,
                                        -------------------------------------
                                              1995      1994       1993
                                             -------   -------   -------
Options outstanding at beginning of year     375,294   554,917   499,285
Options granted during the year:
  Price granted at $5.40                     116,000        --        --
  Price granted at $5.60                       6,000        --        --
  Price granted at $6.84                          --     5,000        --
  Price granted at $7.20                          --     5,000        --
  Price granted at $7.65                          --    25,000        --
  Price granted at $7.71                          --     5,000        --
  Price granted at $5.18                          --        --    92,000
  Price granted at $5.75                          --        --    30,000
  Price granted at $6.08                          --        --    10,000
  Price granted at $2.50                          --        --        --
Options exercised during the year:
  Price ranging from $1.63 to $5.75          (85,300) (219,623)  (66,180)
Options canceled during the year:
  Price ranging from $1.69 to $2.00               --        --   (10,188)
                                             -------   -------   -------
  Options outstanding at end of year         411,994   375,294   554,917
                                             =======   =======   =======

At December 31, 1995, options for 141,294 shares were exercisable under the stock options plans at a price ranging from $1.88 to $2.50; and options for 148,700 shares were exercisable at a price ranging from $5.18 to $7.71. Also, at December 31, 1995, 1994 and 1993, options for 6,000, 128,000 and
168,000 shares, respectively, remained available for future grant under the plans.

In September 1986, the Company established a retirement savings plan for its employees. The plan permits all employees who have been with the Company for at least one year to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 3% of their salary with partially matching discretionary Company contributions determined by the Company's Board of Directors. Employee contributions are invested in any of four investment funds at the discretion of the employee. Company contributions are in the form of the Company's Common Stock. The Company's contributions to the plan in 1995, 1994 and 1993 approximated $79,000, $98,000 and $45,000, respectively.

NOTE 14 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both its life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total accident and health premiums of $2,807,000, $1,703,000, and $495,000, were paid to reinsurers in 1995, 1994, and 1993, respectively. Face amounts of life insurance in force approximated $43,441,000, and $21,814,000 at December 31, 1995 and 1994, respectively. No life insurance was reinsured as of December 31, 1995 and 1994.

In late 1993, NFL entered into a coinsurance treaty with FLICA. FLICA is a wholly-owned subsidiary of Freedom. Under the terms of the treaty, NFL assumed a 90% pro-rata share of first occurrence cancer business. For the years ended December 31, 1995, 1994 and 1993, $5,058,000, $1,640,000, and
zero, respectively, of assumed premiums under this coinsurance treaty are included as premium revenue in the Consolidated Financial Statements.

In May 1987, NFL entered into a coinsurance treaty with FLICA. Under the terms of the treaty, NFL assumed a 50% pro-rata share of all insurance business written by FLICA from January 1, 1987 through December 31, 1988. In November 1988 (see NOTE 4), the coinsurance treaty was amended to extend through 1997. For the years ended December 31, 1995, 1994 and 1993, $4,272,000, $4,607,000, and $4,856,000, respectively, of assumed premiums under the coinsurance treaty are included as premium revenues in the consolidated financial statements.

In March 1990, NFL entered into a coinsurance treaty with Paramount Life Insurance Company ("Paramount"). Paramount is controlled by one of NFL's managing general agents. Under the terms of the treaty, NFL assumes a quota-share of all insurance written by PLIC for a period of five years beginning in 1990. For 1990 and 1991 new business, NFL assumed a 90% quota-share. No new business was reinsured from Paramount during 1993 or 1992. For the years ended December 31, 1995, 1994 and 1993, $582,000,
$1,601,000, and $1,977,000, respectively, of assumed premiums under the coinsurance treaty with Paramount is included as premium revenue in the consolidated financial statements.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 1995, aggregated $13,580,000. The amounts due by year are as follows:
1996-$2,750,000; 1997-$2,550,000; 1998- $2,260,000; 1999-$1,990,000;
2000-$1,760,000; and thereafter-$2,270,000. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $3,413,000, $2,953,000, and $1,908,000 in 1995, 1994 and 1993,
respectively.

In the normal course of their business operations, the Insurance
Subsidiaries, continue to be involved in various claims, lawsuits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the disposition of these or any other legal matters will not have a material adverse effect on the Company's consolidated financial position.

In the ordinary course of business, the Company has advanced commissions and made loans to agents collateralized by future commissions. Advances to agents are recorded as receivables from agents and consisted as of December 31, 1995 in amounts of $7,690,000 for LifeStyles Marketing's agents, $1,718,000 for agent balances reinsured from FLICA, $1,768,000 for Farm & Ranch's agents, $2,423,000 for Cornerstone's agents, $1,585,000 for Senior Benefit's agents, and $1,522,000 for other agent balances. Westbridge holds a secured promissory note (the "Elkins Note"), from NFC Marketing, Inc. ("NFC"), an Arkansas corporation which is wholly-owned by Elkins. The balance of this note recorded on the books of the Company at December 31, 1995 is approximately $860,000. The note, which was renegotiated in October 1994, represents principal and accrued interest on a loan made by Westbridge to NFC for the purpose of expanding its marketing efforts. The original loan was scheduled to be repaid in April 1993. However, due to certain financial difficulties, NFC was in arrears on the full amount of this note and in October 1994 the Elkins Note was renewed and extended with terms which provide, among other things, for the payment to Westbridge of $20,000 per month until such time as the full amount of principal and interest thereunder has been paid. Under the terms of the Elkins Note, such amounts have been paid to Westbridge by NFL from monthly commissions which would otherwise be payable to NFC by NFL. Payment of the principal and interest under the Elkins Note has been guaranteed by Elkins. In addition, under the terms of a Security Agreement delivered to Westbridge by NFC, following a default, Westbridge has the right to apply monies, balances, credit or collections which it may hold for NFC on deposit, or which might otherwise be payable to NFC by NFL (including, among other things, agents' commissions payable by NFL to NFC), to offset the unpaid balance of the Elkins Note. Following any exercise by the Company of its right of offset, management believes that the level of lapses and cancellations would gradually increase as a result of agents' efforts to transfer the policies to other insurers. However, management also believes that the rate at which such policies could be rewritten would not significantly affect the level of premiums received in the near term and, as a result, the Company should recover the full amount owed on this note.

NOTE 16 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of net income as reported by the Insurance Subsidiaries under practices prescribed or permitted by regulatory authorities and that reported herein by the Company on a consolidated GAAP basis follows:

                                                           Year Ended December 31,
                                                    -----------------------------------
                                                    1995             1994                1993
                                                 ---------         --------             -------
                                                               (In thousands)
Net (loss) income as reported by the insurance
  subsidiaries on a regulatory basis             $ (6,296)          $ 3,043             $ 4,066
Additions to (deductions from) regulatory basis:
  Future policy benefits and claims                   166             1,264               4,076
  Deferred policy acquisition and
    development costs, net of amortization         15,329             6,967              (2,414)
  Deferred and uncollected premiums                   138              (601)              1,672
  Income taxes                                     (2,837)           (2,505)             (1,991)
  Operations of affiliates                         (1,355)           (2,669)             (2,347)
  Other, net                                          179               926                 469
                                                   ------            ------              ------
Consolidated net income as reported herein
  on a GAAP basis                                 $ 5,324           $ 6,425             $ 3,531
                                                   ======            ======              ======

A reconciliation of capital and surplus reported by the Insurance
Subsidiaries under regulatory practices to stockholders' equity as reported herein by Westbridge on a consolidated GAAP basis follows:

                                                         Year Ended December 31,
                                                        --------------------------
                                                       1995        1994        1993
                                                     --------    --------    --------
                                                              (In thousands)
Capital and surplus as reported by the Insurance
  Subsidiaries on a regulatory basis                 $ 24,038    $ 23,564    $ 16,066
Additions to (deductions from) a regulatory basis:
  Future policy benefits and claims                    (9,723)    (23,298)    (12,090)
  Deferred policy acquisition and development costs    34,333      55,305      28,354
  Nonadmitted assets                                    1,124       8,127       4,567
  Income taxes                                         (9,447)    (10,038)     (2,326)
  Deferred, uncollected and advance premiums              241         704       2,246
  Asset valuation reserve                                 823       1,644       1,518
  Stockholders' equity (deficit) of affiliates         (8,506)    (41,071)    (20,621)
  Other, net                                            9,922      11,418       3,897
                                                       ------      ------      ------
Consolidated stockholders' equity as reported
  herein on a GAAP basis                             $ 42,805    $ 26,355    $ 21,611
                                                      =======     =======     =======

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for each of the Company's last two years of operations is as follows:

                                                              Quarter Ended
                                                             ---------------
1995                                             March       June    September   December
- --------                                       ---------    ------   ----------  ---------
                                                (In thousands, except per share data)
Premium income                                  $27,934    $28,876    $30,554    $32,729
Net investment income                             1,820      1,764      1,722      2,115
Net realized gains (losses) on investments          (61)       (11)        37        217
Fee, service and other income                       438        457        665        776
Benefits, claims and other expenses              29,169     29,069     30,386     33,212
Net income before extraordinary item                724      1,418      1,796      1,793
Extraordinary loss from early extinguishment
 of debt, net of income tax benefit                 407          -          -          -
Preferred stock dividend                            413        412        413        412
Income (loss) applicable to common stockholders     (96)     1,006      1,383      1,381
Earnings per share:
 Primary:
    Income before extraordinary item            $   .06    $   .17     $  .23    $   .23
    Extraordinary item                             (.08)         -          -          -
     Net earnings                               $  (.02)   $   .17     $  .23    $   .23
 Fully diluted:
    Income before extraordinary item            $   .10    $   .17     $  .21    $   .21
    Extraordinary item                             (.06)         -          -          -
     Net earnings                               $   .04    $   .17     $  .21    $   .21

                                                             Quarter Ended
                                                                                                             ---------------------
1994                                       March         June       September        December
- --------                                ----------     -------     -----------      ----------
                                                (In thousands, except per share data)
Premium income                            $17,201       $26,763        $27,696         $27,043
Net investment income                         872         1,460          1,610           1,822
Realized gains on investments                  62           131            127               -
Fee, service and other income                 448           409            449             453
Benefits, claims and other expenses        16,989        26,331         27,302          27,080
Net income before cumulative effect
  of a change in accounting principle       1,146         1,691          1,781           1,807
Preferred stock dividends                       -           365            412             413
Income applicable to common stockholders    1,146         1,326          1,369           1,394
Earnings per share:
  Primary                                 $   .25       $   .29        $   .30          $  .30
  Fully diluted                           $   .25       $   .26        $   .26          $  .26

                                        SCHEDULE II

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                      STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                      (In thousands)

                                                              Year Ended December 31,
                                                    ------------------------------------
                                                    1995             1994              1993
                                                ----------       ---------          ---------
Net investment income                           $    23           $    12             $    36
Realized gains and losses on investments              -                 -                  55
Intercompany income derived from:
 Interest on Surplus Certificates                    78               106                 229
 Rental of leasehold improvements and equipment   1,597               658                 618
Interest on advances to subsidiaries                182               170                 226
Other income                                        120                96                 205
                                                  -----             -----               -----
                                                  2,000             1,042               1,369
                                                  -----             -----               -----
General and administrative expenses               2,085               894                 652
Taxes, licenses and fees                             97                35                  25
Interest expense                                  2,432             3,228               3,190
                                                  -----             -----               -----
                                                  4,614             4,157               3,867
                                                  -----             -----               -----
Loss before benefit for income taxes and equity
 in undistributed net earnings of subsidiaries   (2,614)           (3,115)             (2,498)
 Benefit for income taxes                         1,427             1,228                 842
                                                  -----             -----               -----
                                                 (1,187)           (1,887)             (1,656)
Equity in undistributed net earnings
of subsidiaries                                   6,918             8,312               5,187
                                                  -----             -----               -----
Net income before extraordinary item              5,731             6,425               3,531
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit of $210        407                 -                   -
                                                  -----             -----               -----
   Net income                                     5,324             6,425               3,531
Preferred stock dividends                         1,650             1,190                   -
                                                  -----             -----               -----
Income applicable to common stockholders          3,674             5,235               3,531
Retained earnings (accumulated deficit)
  at beginning of year                            6,901             1,666              (1,865)
                                                  -----             -----               -----
Retained earnings (accumulated deficit)
  at end of year                                $10,575           $ 6,901             $ 1,666
                                                 ======            ======              ======

The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1995 consolidated financial statements and notes thereto.

                                        SCHEDULE II

                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                                      BALANCE SHEETS
                                      (In thousands)

                                                            December 31,
                                                  -----------------------------
                                                      1995               1994
                                                  -----------------------------
Assets:
 Cash and other short-term investments               $ 1,446           $      27
 Investment in consolidated subsidiaries              70,118              60,613
 Notes receivable from related parties                     -                   -
 Accrued investment income                                34                  22
 Leasehold improvements and equipment, net             1,387               1,131
 Other assets                                          7,257               5,862
 Advances due from subsidiaries                        4,797               5,519
 Receivable from subsidiary on Surplus Certificate       777                 777
                                                      ------              ------
   Total Assets                                      $85,816             $73,951
                                                      ======              ======
Liabilities:
 Senior subordinated debentures, net                 $19,264             $24,580
 Interest payable                                          2                 871
 Other liabilities                                     2,055               1,116
 Payable to subsidiaries                               1,690               1,029
                                                      ------              ------
   Total Liabilities                                  23,011              27,596
                                                      ------              ------
Redeemable Preferred Stock                            20,000              20,000

Stockholders' Equity:
 Common stock                                            599                 443
 Capital in excess of par value                       29,208              19,328
 Unrealized appreciation (depreciation)
   of investments carried at market value              2,593                (147)
 Retained earnings                                    10,575               6,901
                                                      ------              ------
                                                      42,975              26,525
                                                      ------              ------
 Less: Aggregate shares held in treasury and
       investment by affiliate in Parent Company's
       common stock (28,600 shares at December 31,
       1995 and 1994), at cost                          (170)               (170)
                                                      ------              ------
   Total Stockholders' Equity                         42,805              26,355
                                                      ------              ------
    Total Liabilities, Redeemable Preferred Stock
      and Stockholders' Equity                       $85,816             $73,951
                                                      ======              ======

The condensed financial information should be read in conjunction with the
Westbridge Capital Corp. December 31, 1995 consolidated financial statements and notes thereto.

                                        SCHEDULE II
                       CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                                  STATEMENT OF CASH FLOWS
                                      (In thousands)

                                                            Year Ended December 31,
                                                         -------------------------------
                                                             1995      1994     1993
                                                            ------    -----    ------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income applicable to common stockholders             $ 3,674   $ 5,235   $ 3,531
  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
    Equity in undistributed net income of subsidiaries      (6,918)   (8,312)   (5,187)
    Accrued investment income                                  (12)       87        39
    Advances due from subsidiaries                           1,383     1,461         6
    Other liabilities                                           10       356       (18)
    Increase in deferred income tax benefit                 (1,376)   (1,268)     (842)
    (Increase) decrease in deferred expense                   (137)   (1,726)      117
    Other, net                                                 335       669       427
                                                             -----     -----     -----
   NET CASH USED FOR OPERATING ACTIVITIES                   (3,041)   (3,498)   (1,927)
                                                             -----     -----     -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of NFIC and AICT                                   -   (20,178)        -
  Proceeds from investments sold and matured                     -       100       100
  Proceeds from surplus certificate                              -     1,000       864
  Notes receivable from related parties                          -     1,381       278
  Additions to leasehold improvements and equipment,
    net of retirements                                        (703)     (911)     (219)
    Investment in subsidiaries                                   -     2,000         -
                                                             -----     -----     -----
     NET CASH PROVIDED BY (USED FOR)
       INVESTING ACTIVITIES                                   (703)  (16,608)    1,023
                                                             -----    ------     -----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of redeemable preferred stock                         -    20,000         -
  Retirement of 1996 debentures                            (25,000)        -         -
  Issuance of subordinated notes                            19,200         -         -
  Issuance of note payable                                     927         -         -
  Issuance of common stock                                  10,108       395       123
  Issuance of common stock warrants                             74         -         -
  Purchase and cancellation of common stock                   (146)     (534)      (89)
                                                            ------    ------     -----
     NET CASH PROVIDED BY FINANCING ACTIVITIES               5,163    19,861        34
                                                             -----    ------     -----
     INCREASE (DECREASE) IN CASH AND SHORT-TERM
       INVESTMENTS DURING THE YEAR                           1,419      (245)     (870)
    CASH AND SHORT-TERM INVESTMENTS AT
       BEGINNING OF YEAR                                        27       272     1,142
                                                             -----     -----     -----
    CASH AND SHORT-TERM INVESTMENTS AT
       END OF YEAR                                          $1,446    $   27    $  272
                                                             =====     =====     =====

The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1995 consolidated financial statements and notes thereto.

                                            SCHEDULE III

                                      WESTBRIDGE CAPITAL CORP.

                                SUPPLEMENTARY INSURANCE INFORMATION
                                           (In thousands)

                                                  Other
                                                  Policy                        Amortization
                              Deferred           Claims                  Benefits of Policy
                               Policy    Future    and             Net      and  Acquisi- Other
                              AcquisitionPolicy Benefits Premium  Invest  Claims    tion  Operating Premiums
Segment                        Costs    Benefits Payable Revenue  Income  Expense  Costs  Expenses  Written*
                               -----    -------  ------  -------  ------  -------  -----  -------  --------
Year ended December 31, 1995:
Insurance operations           $56,977  $46,620 $39,063 $120,093  $7,095  $70,465 $11,553 $23,533 $98,996
Fee and service income
  activities                        --       --      --       --      --       --      --  11,670
Corporate (parent company)          --       --      --       --     326       --      --   4,615
                                ------   ------  ------ --------   -----   ------  ------  ------
    Total                      $56,977  $46,620 $39,063 $120,093  $7,421  $70,465 $11,553 $39,818
                                ======   ======  ======  =======   =====   ======  ======  ======

Year ended December 31, 1994:
Insurance operations           $58,654  $62,862 $41,349  $98,703  $5,487  $53,623  $9,711 $22,688 $34,732
Fee and service income
  activities                        --       --      --       --      --       --      --   7,704
Corporate (parent company)          --       --      --       --     277       --      --   3,976
                                ------   ------  ------   ------   -----   ------   -----  ------
    Total                      $58,654  $62,862 $41,349  $98,703  $5,764  $53,623  $9,711 $34,368
                                ======   ======  ======   ======   =====   ======   =====  ======

Year ended December 31, 1993:
Insurance operations           $28,354  $32,877 $12,794  $68,731  $3,653  $33,153  $8,159 $19,898 $23,809
Fee and service income
  activities                        --       --      --       --      --       --      --   6,180
Corporate (parent company)          --       --      --       --     467       --      --   3,142
                                ------   ------  ------   ------   -----   ------   -----  ------
    Total                      $28,354  $32,877 $12,794  $68,731  $4,120  $33,153  $8,159 $29,220
                                ======   ======  ======   ======   =====   ======   =====  ======

* Premiums Written--Amounts do not apply to life insurance.

                        WESTBRIDGE CAPITAL CORP.

                               SCHEDULE IV

                               REINSURANCE
                             (In thousands)

                                                    Assumed              Percentage
                                        Ceded to     From                of Amount
                               Gross      Other      Other         Net   Assumed
                               Amount   Companies   Companies    Amount   to Net
                              -------  ----------   ---------   -------  ----------
Year ended December 31, 1995:
Life insurance in force     $  43,441    $    --      $   --   $ 43,441       --
Premiums:
  Life                      $     549    $    --      $   --   $    549       --
  Accident and health         112,444      2,811       9,911    119,544      8.29%
                              -------     ------       -----    -------
 Total premiums              $112,993     $2,811      $9,911   $120,093      8.25%
                              =======      =====       =====    =======

Year ended December 31, 1994:

Life insurance in force      $21,814     $    --      $   --    $21,814       --
Premiums:
  Life                       $   444     $    (1)     $   --    $   445       --
  Accident and health         92,192       1,781       7,847     98,258      7.99%
                              ------       -----       -----     ------
 Total premiums              $92,636      $1,780      $7,847    $98,703      7.95%
                              ======       =====       =====     ======

Year ended December 31, 1993:

Life insurance in force      $22,340      $   --      $   --     $22,340      --
Premiums:
  Life                       $   509      $   --      $   --     $   509      --
  Accident and health         61,884         495       6,833      68,222    10.02%
                              ------       -----       -----      ------
 Total premiums              $62,393      $  495      $6,833     $68,731     9.94%
                              ======       =====       =====      ======

                               SCHEDULE V

                        WESTBRIDGE CAPITAL CORP.

             VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                             (In thousands)

                                                            Additions
                                                             Charged                   Balance
                                             Balance at         to                       at
                                             Beginning      Costs and   Deductions     End of
                                             of Period      Expenses    (Charge Offs)  Period

Year ended December 31, 1995:
Allowance for doubtful agents' balances          $1,137       $ 50          $ --       $1,187


Year ended December 31, 1994:
Allowance for doubtful agents' balances          $1,133       $  4          $ --       $1,137


Year ended December 31, 1993:
Allowance for doubtful agents' balances          $1,152       $(19)         $ --       $1,133

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information relating to directors is incorporated herein by reference to Election of Directors" from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders. Information relating to executive officers is contained under the heading "Executive Officers" in PART I hereof.

ITEM 11.  EXECUTIVE COMPENSATION.

Executive Compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the
Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information pertaining to certain relationships and related transactions is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 1996 Annual Meeting of Stockholders.


                              PART IV


ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON
FORM 8-K.

(a) The documents set forth below are filed as part of this report.

 (1)  Financial Statements:

 Reference is made to ITEM 8, "Index to Financial Statements and Financial Statement Schedules."

 (2)  Financial Statement Schedules:

 Reference is made to ITEM 8, "Index to Financial Statements and Financial Statement Schedules."
 (3)  Exhibits:

 The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

  2.1 Stock Purchase Agreement dated as of December 6, 1993 among Westbridge, National Group Corporation and
      C. Clifton Robinson (incorporated by reference to
      Exhibit 2.1 to the Company's Annual Report on
      Form 10-K for the year ended December 31, 1993).

  2.2 Amendment No. 1 to Stock Purchase Agreement, dated as of April 12, 1994, by and among Westbridge, National
      Group Corporation and C. Clifton Robinson
      (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 26,
      1994).

  3.1 Restated Certificate of Incorporation of Westbridge filed with the Secretary of State of Delaware on July 28, 1994 (incorporated by reference to
      Exhibit 3.1 to Amendment No. 1 to the Company's
      Registration Statement No. 33-31830 on Form S-1).

  3.2 By-Laws of Westbridge, effective as of June 24, 1994
      (incorporated by reference to Exhibit 3.2 to Amendment
      No. 1 to the Company's Registration Statement No.
      33-31830 on Form S-1).

  4.1 Specimen Certificate for Westbridge Common Stock
      (incorporated by reference to Exhibit 4.1 to Amendment
      No. 1 to the Company's Registration Statement No.
      2-78200 on Form S-1).

  4.2**     Specimen Certificate for Westbridge Series A
            Cumulative Convertible Exchangeable Preferred Stock
            $.10 Par Value, $1,000 Liquidation Preference.

  4.3** Form of Indenture between Westbridge and Liberty Bank and Trust Company of Oklahoma City, National
            Association, as Trustee, including form of Note.

 10.1 General Agent's Agreement with John P. Locke, as amended on November 7, 1988 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1991). (Confidential
      Treatment for portions of this Exhibit has been requested).

 10.2 Description of Cash Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

 10.3 Westbridge 1985 Stock Option Plan (incorporated by reference to Exhibit 10.7 to the Company's
      Registration Statement No. 33-3577 on Form S-1).

 10.4 Amendment No. 1 to Employee Incentive Stock Option
      Plan of Westbridge (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form
      10-Q for the quarter ended March 31, 1986).

 10.5 Amendment No. 2 to Employee Incentive Stock Option
      Plan of Westbridge (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1987).

 10.6 Amendment No. 3 to Employee Incentive Stock Option
      Plan of Westbridge (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on
      Form 10-Q for the quarter ended September 30, 1988).

 10.7 Stockholders' Agreement dated April 2, 1988, by and among the Company and the other stockholders of LifeStyles Marketing Group, Inc., named therein, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

 10.8 Stockholders' Agreement dated September 30, 1988, by and among the Company, John P. Locke and Freedom
      Holding Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

 10.9 Coinsurance Agreement between National Foundation Life
      Insurance Company and Paramount Life Insurance
      Company, as of March 1, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

 10.10 Coinsurance Agreement between National Foundation Life Insurance Company and Freedom Life Insurance Company of America, as of May 5, 1987 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

 10.11 Assumption Reinsurance Agreement, dated June 20, 1991, by and among National Foundation Life Insurance
            Company and Bankers Protective Life Insurance Company
            (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated August 27, 1991).

 10.12 Assumption Reinsurance Agreement dated September 16, 1992, by and among National Foundation Life Insurance Company and American Integrity Insurance Company (incorporated by reference to Exhibit 2 of the Company's Report on Form 8-K dated September 25,
            1992).

 10.13 Westbridge 1992 Stock Option Plan (incorporated by reference to Exhibit 28.4 to the Company's
            Registration Statement No. 33-55192 on Form S-8).

 10.14      First Amendment to the 1992 Stock Option Plan
            (incorporated by reference to the Company's Annual
            Report on Form 10-K for the year ended December 31,
            1992).

 10.15      Second Amendment to the 1992 Stock Option Plan
            (incorporated by reference to Exhibit 10.21 to Amendment No. 1 to the Company's Registration
            Statement No. 33-31830 on Form S-1).

 10.16      Preferred Stock Purchase Agreement dated as of
            April 1, 1994 by and between Westbridge and each of the purchasers named on the signature pages thereto (incorporated by reference to Exhibit to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1994).

 10.17* Receivables Purchase and Sale Agreement dated November 15, 1995 between National Foundation Life Insurance
            Company, National Financial Insurance Company,
            American Insurance Company of Texas, Health Care-One
            Insurance Agency, Inc., and Westbridge Funding
            Corporation.

 10.18* Credit Agreement dated as of December 28, 1995 between Westbridge Funding Corporation and Fleet National Bank of Connecticut.

 10.19*     Guaranty Agreement dated as of December 28, 1995 by
            Westbridge Capital Corp. in favor of Fleet National
            Bank of Connecticut.

 10.20*     Security Agreement dated as of December 28, 1995 by
            Westbridge Funding Corporation for the benefit of Fleet National Bank of Connecticut.

 10.21* Westbridge Capital Corp. 10% Senior Note Due 2002 dated December 22, 1995.

 10.22* Warrant to Purchase Common Stock of Westbridge Capital Corp. (transfer restricted) dated December 22, 1995.

 21* List of Subsidiaries of Westbridge.

 24* Consent of Price Waterhouse LLP.

 27* Financial Data Schedule.

(b)  Report on Form 8-K.

 Westbridge filed no reports on Form 8-K during the last quarter of the year covered by this report.


*    Filed Herewith.
**   Previously Filed.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1996.

                          WESTBRIDGE CAPITAL CORP.


                          /s/ Martin E. Kantor

                          (Martin E. Kantor
                          Chairman of the Board and
                          Chief Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                             TITLE                          DATE




/s/ Martin E. Kantor      Director, Chairman of the Board         March 29, 1996
(Martin E. Kantor)        and Chief Executive Officer
                         (Principal Executive Officer)



/s/ Marvin H. Berkeley            Director                        March 29, 1996
(Marvin H. Berkeley)



/s/ Arthur S. Feinberg            Director                        March 29, 1996
(Arthur W. Feinberg)



/s/ George M. Garfunkel           Director                        March 29, 1996
(George M. Garfunkel)



/s/ Glenn O. Phillips             Director                        March 29, 1996
(Glenn O. Phillips)



/s/ Joseph C. Sibigtroth          Director                        March 29, 1996
(Joseph C. Sibigtroth)



/s/ James W. Thigpen      Director, President and                 March 29, 1996
(James W. Thigpen)        Chief Operating Officer



/s/ Barth P. Walker               Director                        March 29, 1996
(Barth P. Walker)



/s/ Patrick J. Mitchell     Vice President, Chief Financial       March 29, 1996
(Patrick J. Mitchell)        Officer and Treasurer
                             (Principal Financial and
                              Accounting Officer)

                         INDEX OF EXHIBITS


 Exhibit
 Number    Description of Exhibit

 10.17*         Receivables Purchase and Sale Agreement dated November 15, 1995 between
                National Foundation Life Insurance Company, National Financial Insurance
                Company, American Insurance Company of Texas, Health Care-One Insurance
                Agency, Inc., and Westbridge Funding Corporation.

 10.18*         Credit Agreement dated as of December 28, 1995 between Westbridge Funding
                Corporation and Fleet National Bank of Connecticut.

 10.19*         Guaranty Agreement dated as of December 28, 1995 by Westbridge Capital
                Corp. in favor of Fleet National Bank of Connecticut.

 10.20*         Security Agreement dated as of December 28, 1995 by Westbridge Funding
                Corporation for the benefit of Fleet National Bank of Connecticut.

 10.21*         Westbridge Capital Corp. 10% Senior Note Due 2002 dated December 22,
                1995.

 10.22*         Warrant to Purchase Common Stock of Westbridge Capital Corp. (transfer restricted) dated December 22, 1995.

 21*       Subsidiaries of Westbridge.

 24*       Consent of Price Waterhouse.

 27*       Financial Data Schedule.

* Filed Herewith

                                                        Exhibit 10.17

        RECEIVABLES PURCHASE AND SALE AGREEMENT

          This Receivables Purchase and Sale Agreement, dated as of November 15, 1995 (this "Agreement"), is entered into by and between National Foundation Life
Insurance Company, a Delaware corporation, National
Financial Insurance Company, a Texas corporation,
American Insurance Company of Texas, a Texas corporation, and Health Care-One Insurance Agency,
Inc., a California corporation (each of which is referred to herein as a "Seller" and are collectively referred to herein as the "Sellers"), and Westbridge
Funding Corporation, a Delaware corporation (the
"Purchaser"). Capitalized terms not otherwise defined herein shall have the meanings set forth in Section
1.1.

          WHEREAS, the Sellers are in the business of underwriting and/or selling insurance products, and in the ordinary course of such business (i) generate and receive premiums from insureds, a portion of which premiums represent commissions (the "Commissions") due or to become due to agents of the Sellers, including without limitation general agents of the Seller and other agents with whom said general agents have contracted (collectively, the "Agents") and (ii) generate accounts receivable resulting from advances of first-year Commissions paid to the Sellers' Agents
(each, an "Agent Obligor") in respect of insurance policies sold by such Agent Obligors (the obligations of such Agent Obligors to repay the principal amount of, and interest and other finance charges on, such advances being referred to herein as "Agent
Receivables");

          WHEREAS, the Sellers desire to sell to the Purchaser, and, subject to the terms and conditions set forth herein, the Purchaser agrees to purchase from the Sellers, from time to time on a non-recourse basis, all of each Seller's right, title and interest in, to and under their respective Agent Receivables; and
          WHEREAS, in connection with such sale of Agent Receivables and as collateral for the repayment thereof, the Sellers desire to assign to the Purchaser, and the Purchaser desires to assume, all of each Seller's rights in, to and under all guarantees thereof and all collateral security therefor, including, without limitation, the Assigned Commissions and Agent
Contract Rights (each as defined below);

          NOW, THEREFORE, in consideration of the
mutual covenants and agreements set forth in this Agreements, and for other good and valuable consideration, the receipt and sufficiency of which is are hereby acknowledged, the parties hereto agree as follows:

                       ARTICLE I

                  CERTAIN DEFINITIONS

          Section 1.1.  Definitions.  The following
terms shall have the definitions set forth below:

          "Agent Contract Rights" means all of each Seller's rights under each contract, financing agreement, note, instrument, or other agreement by which any Agent Obligor is bound to make payments to such Seller to repay advances of first-year Commissions made by such Seller to such Agent Obligor or any other
Agent Obligor and to pay interest and/or other finance charges to the Seller.

          "Assigned Commissions" means the Commissions due or to become due to the Agent Obligors with respect to Insurance Policies sold by such Agent Obligors, including without limitation all renewal Commissions, but only to the extent that such Commissions have been assigned by such Agent Obligors to a Seller as collateral to secure the payment of the Agent
Receivables owing by such Agent Obligors.

          "Business Day" means any day on which
commercial banks are open for business in the States of Connecticut and Texas.

          "Collections" means all the payments and collections received by a Seller, from time to time, under any Insurance Policies arising out of a sale of insurance products or services, which includes (i) premiums, (ii) Commissions, (iii) any interest or finance charges on such Commissions, and (iv) any other obligations of the insureds thereunder.

          "Cut-Off Date" means (i) November 30, 1995;
and (ii) thereafter until the Purchase Termination
Date, the last day of each subsequent calendar month.

          "Insurance Policies" means the insurance policies issued by any Seller and sold by any Agent
Obligor.

          "Person" means any individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

          "Purchase Termination Date" means January 7,
1998 or such later date as the parties to this Agreement mutually agree.
          "Quarterly Reconciliation Date" means the
Closing Date in January, April, July and October during the term of this Agreement, commencing on January 31, 1996.




                       ARTICLE II

              PURCHASE AND SALE; CLOSINGS

          Section 2.1.  Purchase and Sale.  On the
terms and subject to the conditions of this Agreement, each Seller hereby agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from each Seller, from time to time on a non-recourse basis, all of such Seller's right, title and interest in, to and under the Agent Receivables outstanding on November 30, 1995 and which arise prior to the last day of the calendar month immediately preceding the month in which the Purchase Termination Date occurs, and in connection therewith and as collateral therefor, the Seller agrees to assign to the Purchaser at the time of each sale, and the Purchaser agrees to assume from the Seller, all of the Sellers right, title and interest in, to and under including, without limitation, all interest accrued or accruing on such Agent Receivables, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent
Contract Rights), and all proceeds thereof. Each sale and purchase of Agent Receivables hereunder shall take place in the manner set forth in Section 2.2 below.

          Section 2.2.  Closings.  (a)  A closing of
the sale and purchase of Agent Receivables (each, a "Closing") shall take place (i) on the second Business
Day following the satisfaction of all of the closing conditions specified in paragraph (c) below, and (ii) thereafter until the Purchase Termination Date, on the eighth Business Day of each subsequent calendar month
(each, a "Closing Date").

          (b)  On each Closing Date:

          (i)  each Seller shall deliver to the
     Purchaser an Assignment substantially in the form of Exhibit A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent
     Receivable outstanding as of the Cut-Off Date immediately prior to such Closing Date and being sold by such Seller on the applicable Closing
     Date, (B) the outstanding amount of such Agent
     Receivable as of such Cut-Off Date, and (C) the Assigned Commissions and Agent Contract Rights relating to such Agent Receivable which have not been previously assigned by each Seller; and

          (ii) the Purchaser shall deliver to each Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Seller on such date equal to 85% of the aggregate amount of such Agent
     Receivables as of the Cut-Off Date.

          (c) (i) the obligations of the Sellers and the Purchaser to consummate the sale and purchase of any Agent Receivables on each Closing Date shall be subject to the satisfaction of the following conditions: (A) the transactions contemplated by this Agreement not being prohibited by or in conflict with any applicable law, order, decree or governmental regulation; and
     (B) the receipt and continued effectiveness of all consents, approvals and actions of, filings with and notices to any third party, including, without limitation, any governmental or regulatory authority, necessary to permit the Sellers and the Purchaser to perform their respective obligations under this Agreement and to consummate the transactions contemplated hereby, all in form and substance reasonably satisfactory to the Purchaser and the Sellers, as applicable; and

          (ii) the obligations of the Purchaser to consummate the purchase of Agent Receivables on each Closing Date shall be subject to the Purchaser having available sufficient funds to pay the purchase price on such Closing Date.

          (d)  Prior to the initial Closing Date, each
Seller shall deliver to the Purchaser a UCC-1 financing statement of the Purchaser as secured party/assignee and such Seller as the debtor/assignor with respect to the Agent Receivables, and the Assigned Commissions and Agent Contract Rights relating thereto, to be assigned by such Seller hereunder.

          Section 2.3.  Security Interest.  The parties
hereto agree that this Agreement is intended to constitute the sale of and shall transfer ownership to the Purchaser of all right, title and interest of each Seller in, to and under the Agent Receivables sold hereunder. In addition, the parties hereto agree that
(a) this Agreement constitutes a grant by each Seller to the Purchaser of a perfected first priority security interest in all of such Seller's right, title and interest in, to and under each Agent Receivable sold hereunder, including, without limitation, all interest accrued or accruing thereon, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent Contract
Rights), and all "proceeds" (as defined in Section
9-306 of the Uniform Commercial Code as in effect in the applicable jurisdiction) thereof, in each case, whether now existing or hereafter arising, (b) such security interest is intended to secure, without limitation, all now and hereafter outstanding obligations of each Seller to the Purchaser and (c) this Agreement shall constitute a security agreement under applicable law.


                      ARTICLE III

                  ADDITIONAL COVENANTS

          Section 3.1.  Appointment of Sellers as
Servicing Agents.  The Purchaser hereby appoints each
Seller, and each Seller hereby accepts such appointment, as the Purchaser's agent to service, administer and collect the Agent Receivables sold by it hereunder and the Assigned Commissions assigned by it hereunder (in such capacity, each Seller is referred to herein as a "Servicing Agent") pursuant to the terms of this Section 3.1.

          Section 3.2.  Rights and Duties of Servicing
Agent. (a) Each Servicing Agent shall take or cause to be taken all such actions as may be necessary or advisable to service, administer, account, collect and remit to the Purchaser from time to time the Assigned
Commissions relating to the Agent Receivables sold by it hereunder, all with reasonable care and diligence and in accordance with its sound credit and collection policies, which policies shall not be amended, modified or waived in any material respect without the prior written consent of the Purchaser. Unless and until otherwise specified by the Purchaser, each Servicing
Agent shall enforce the Purchaser's rights and interests in and under the Agent Receivables sold by it hereunder and the related collateral security and guarantees (including the Assigned Commissions and Agent Contract Rights).

          (b)  Each Servicing Agent shall collect, and
hold in trust for the account of the Purchaser in an interest bearing account of the Servicing Agent, the portion of all Collections which represent Assigned
Commissions (together with all interest and/or other finance charges paid by the Agent Obligors thereon, the "Collected Commissions"). On each Closing Date, each
Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has received in respect of the repayment of Agent
Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such amounts, together with any and all interest received thereon during the period for which such amounts were held by such Servicing Agent.

          (c)  Promptly following each calendar
quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent
Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. On each Closing Date, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request;
and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent
Obligor's obligations under the respective Agent
Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

          Section 3.3.  Rights of the Purchaser.  (a)
At any time or from time to time, the Purchaser may notify (or cause each Servicing Agent to notify) the Agent Obligors of its ownership of the Agent
Receivables purchased by it hereunder, and may direct such Agent Obligors to pay all amounts due or to become due thereunder directly to the Purchaser or its designee.

          (b)  Each Servicing Agent shall, at the
Purchaser's request, (i) assemble all of the documents, instruments and other records (including, without limitation, computer tapes and disks) which evidence the Agent Receivables purchased by the Purchaser hereunder and the related Agent Contract Rights and collateral security (and such other information which the Purchaser may reasonably request), and make the same available to the Purchaser or its designee, and
(ii) segregate all cash, checks and other instruments received by it from time to time constituting
Collections of Agent Receivables purchased by the Purchaser hereunder in a manner acceptable to the Purchaser and shall, remit all such cash, checks and instruments, duly endorsed or with duly executed instruments of transfer, to the Purchaser or its designee.

          (c)  Anything herein to the contrary
notwithstanding, the exercise by the Purchaser of any of its rights hereunder shall not relieve the Servicing
Agent from any of its duties or obligations with respect to the Agent Contract Rights relating to the Agent Receivables sold by it hereunder.

          Section 3.4.  Further Assurances.  At any
time or from time to time after the date hereof, at the Purchaser's request and without further consideration, each of the Sellers shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Agent Receivables and Assigned Commissions and Agent Contract Rights relating thereto, and, to the full extent permitted by law, to cause each of the Sellers to fulfill its obligations under this Agreement, including, without limitation, the execution of any financing statements or continuation statements relating to Agent Receivables or Assigned Commissions or Agent Contract Rights for filing under the provisions of the Uniform Commercial
Code of any applicable jurisdiction.

          Section 3.5.  Standard of Care.  Each Seller
will exercise and give the same care and attention to its obligations pursuant to Article III as it gives to all other corporate obligations of a comparable nature, provided, that it shall not be held responsible for any losses arising from any action taken by it hereunder in good faith absent willful misconduct or gross negligence.


                       ARTICLE IV

       REPRESENTATIONS, WARRANTIES AND COVENANTS

          Section 4.1.  Representations, Warranties and
Covenants. Each of the Sellers severally, and not jointly, hereby represents, warrants and covenants to the Purchaser as follows:

          (a) on the Cut-Off Date relating to the sale of Agent Receivables hereunder, each Insurance Policy giving rise to such Agent Receivables and the related
Assigned Commissions will be in full force and effect in accordance with its terms and, to its knowledge free from any lien, security interest, encumbrance or other right, title or interest of any Person, and neither it nor, to its knowledge, any insured had or will have done or failed to do anything that would or might permit any such insured or it to terminate any such Insurance Policy or suspend or reduce any payments or obligations due or to become due thereunder.

          (b) on the Cut-Off Date relating to the sale of Agent Receivables hereunder, each Insurance Policy sold by such Seller giving rise to such Agent
Receivables is a valid, binding and legally enforceable obligation of it and it had all requisite authority and capacity to issue or sell such Insurance Policy and no such Insurance Policy violates any applicable law or contravenes any other agreement to which it is subject.

          (c)  the execution and delivery of this
Agreement by it, and the performance by it of its obligations hereunder, have been duly authorized by all necessary corporate and other action and do not and, subject to the approval of the relevant state insurance commissioners and receipt of the consents set forth in
Schedule 4.1(c), will not require any consent or approval not heretofore obtained of any governmental authority or other Person.

          (d) this Agreement is the valid, binding and enforceable obligation of it, and does not violate any applicable law or contravene any other agreement to which it is a party.

          (e)  other than financing statements on file
at any public office covering its security interests in Assigned Commissions and Agent Contract Rights which will be assigned to the Purchaser hereunder, there are no financing statements now on file, or intended so to be, and neither it nor any of its subsidiaries or affiliates will execute or consent to the filing in any public office of any financing statement under the laws of any jurisdiction, relating to the Agent Receivables and the Assigned Commissions, Agent Contract Rights and other collateral relating thereto.

          (f)  on each Closing Date, Schedule I to the
Assignment delivered on such Closing Date will contain a complete and correct statement of the Agent
Receivables being sold on such Closing Date and the Assigned Commissions and Agent Contracts Rights relating thereto.

          (g) upon payment on each Closing Date of the dollar amount to be paid on such date as described in
Section 2.2(b)(ii) hereof for the purchase of the Agent
Receivables sold to the Purchaser on such date, the Purchaser will have at such time good title to the Agent Receivables set forth in Schedule I to the Assignment delivered on such Closing Date.


                       ARTICLE V

                     MISCELLANEOUS

          Section 5.1.  Termination.  This Agreement
will terminate on the Purchase Termination Date, or on such other date as the parties shall agree to in writing.

          Section 5.2  Notices.  All notices, requests
and other communications hereunder must be in writing and will be deemed to have been duly given only if delivered personally or by facsimile transmission or mailed (first class postage prepaid) to the other parties at the respective addresses set forth on the signature pages hereof. All such notices, requests and other communications will be deemed given upon receipt.

          Section 5.3.  Waiver.  Any term or condition
of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion.
All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

          Section 5.4.  Amendment.  This Agreement may
be amended, supplemented or modified only by a written instrument duly executed by or on behalf of each party hereto.

          Section 5.5.  No Third Party Beneficiary.
The terms and provisions of this Agreement are intended solely for the benefit of each party hereto and their respective successors or permitted assigns, and except as set forth in Section 5.11 it is not the intention of the parties to confer third-party beneficiary rights upon any other Person.

          Section 5.6.  Successors and Assigns.  This
Agreement shall inure to the benefit of and shall be binding upon the parties hereto and their respective successors, heirs, personal representatives and permitted assigns.

          Section 5.7.  Entire Agreement.  This
Agreement supersedes all prior discussions and agreements between the parties with respect to the subject matter hereof between the parties, and contains the sole and entire agreement between the parties hereto with respect to the subject matter hereof.

          Section 5.8.  Headings.  The headings used in
this Agreement have been inserted for convenience of reference only and do not define or limit the provisions hereof.

          Section 5.9.  Governing Law.  This Agreement
shall be governed by and construed in accordance with the laws of the State of New York.

          Section 5.10.  Invalid Provisions.  If any
provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future
Law, and if the rights or obligations of any party hereto under this Agreement will not be materially and adversely affected thereby, (a) such provision will be fully severable, (b) this Agreement will be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part hereof and (c) the remaining provisions of this Agreement will remain in full force and effect and will not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom.

          Section 5.11.  Sellers' Obligations.
Notwithstanding that all sales of Agent Receivables pursuant to Section 2.1 of this Agreement will be on a non-recourse basis, nothing contained herein shall be construed to relieve any Seller from liability for any misrepresentation, breach of warranty or nonfulfillment of or failure to perform any covenant or agreement on its part contained in Article IV. Each Seller understands that the Purchaser intends to assign to and grant to a lending institution or institutions a security interest in all of its rights, title and interest to this Agreement. Each Seller hereby consents to such assignment and grant, and further agrees that all representations, warranties, covenants and agreements of such Seller made herein shall also be for the benefit of and inure to such lending institution or institutions and all holders from time to time of notes issued by Purchaser to such institution or institutions.

          Section 5.12.  Counterparts.  This Agreement
may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

          IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party as of the date first above written.

                              SELLERS:

                              NATIONAL FOUNDATION LIFE
                              INSURANCE COMPANY



                              By:_/s/ Michael D Norris__
                              Name: Michael D. Norris
                              Title: Senior Vice President

                              Address for Notices:

                              777 Main Street
                              Suite 900
                              Fort Worth, Texas  76102

                              NATIONAL FINANCIAL
                              INSURANCE COMPANY



                              By:__/s/ Michael D. Norris__
                              Name: Michael D. Norris
                              Title: Senior Vice President

                              Address for Notices:

                              777 Main Street
                              Suite 900
                              Fort Worth, Texas  76102


                              AMERICAN INSURANCE
                              COMPANY OF TEXAS



                              By:__/s/ Michael D. Norris__
                              Name: Michael D. Norris
                              Title: Senior Vice President

                              Address for Notices:

                              777 Main Street
                              Suite 900
                              Fort Worth, Texas  76102


                              HEALTH CARE-ONE INSURANCE
                              AGENCY, INC.



                              By:__/s/ Michael D. Norris__
                              Name: Michael D. Norris
                              Title:   Senior Vice President

                              Address for Notices:

                              777 Main Street
                              Suite 900
                              Fort Worth, Texas  76102

                              PURCHASER:

                              WESTBRIDGE FUNDING
                              CORPORATION


                              By:__/s/ Patrick J. Mitchell__
                              Name: Patrick J. Mitchell
                              Title: Vice President

                              Address for Notices:

                              777 Main Street
                              Suite 900
                              Fort Worth, Texas  76102

                                              EXHIBIT A



                   FORM OF ASSIGNMENT


          FOR VALUE RECEIVED, the undersigned (the
"Seller") does hereby sell, transfer, convey, assign and deliver to the Purchaser free and clear of all mortgages, pledges, assessments, security interests, leases, liens, adverse claims, levies, charges or other encumbrances of any kind ("Liens"), other than permitted Liens, on a non-recourse basis, all of the Seller's right, title and interest in, to and under the Agent Receivables listed in Schedule I hereto, together with all interest accrued or accruing thereon, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent
Contract Rights), and all proceeds thereof in each case, listed in Schedule I hereto (the "Assigned
Assets"), TO HAVE AND TO HOLD the same unto the
Purchaser, its successors and assigns, forever.

          The terms Seller, Agent Receivables, Assigned
Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the Receivables
Purchase and Sale Agreement, dated as of ___________, between National Foundation Life Insurance Company, a
Delaware corporation, National Financial Insurance
Company, a Texas corporation, American Insurance
Company of Texas, a Texas corporation, and Health
Care-One Insurance Agency, a Delaware corporation, and
Westbridge Funding Corporation, a Delaware corporation
(the "Purchaser").

          The Purchaser hereby accepts the sale,
transfer, conveyance, assignment and delivery of the Assigned Assets.

          At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, the Seller shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Assigned Assets, and, to the full extent permitted by law, to put the Purchaser in actual possession and operating control of the Assigned Assets and to assist the Purchaser in exercising all rights with respect thereto.

          This Assignment shall be governed by and construed in accordance with the laws of the State of New York applicable to a contract executed and performed in such State without giving effect to the conflicts of laws principles thereof, except that if it is necessary in any other jurisdiction to have the law of such other jurisdiction govern this Assignment in order for this Assignment to be effective in any respect, then the laws of such other jurisdiction shall govern this Assignment to such extent.

          IN WITNESS WHEREOF, the undersigned has
caused its duly authorized officer to execute this Assignment on this ______ day of _________, 199_.

                              [SELLER]


                              By:____________________________
                                 Name:
                                 Title:

                                                  SCHEDULE 4.1(c)


1. General Agent's Agreement, dated November 7, 1988 by and between National Foundation Life Insurance
     Company ("NFL"), and John P. Locke, d/b/a 1st
     Million. (Pursuant to Section 9, NFL must obtain prior written consent to assign this Agreement.)

2. General Agent's Agreement, dated April 5, 1976 by and between NFL and Phillip David Elkins of Little
     Rock Arkansas. (Pursuant to section 10, NFL must obtain prior written consent to assign this Agreement.)

                                                              Exhibit 10.18

                                CREDIT AGREEMENT

                         dated as of December 28, 1995


                                    between

                        WESTBRIDGE FUNDING CORPORATION

                                        and

                      FLEET NATIONAL BANK OF CONNECTICUT

                               TABLE OF CONTENTS


ARTICLE  1.    DEFINITIONS; ACCOUNTING TERMS.. . . . . . .                 1
     Section 1.1.Definitions . . . . . . . . . . . . . . . . . .           1
     Section 1.2.   Accounting Terms . . . . . . . . . . . . .             12
     Section 1.3.   Rounding.. . . . . . . . . . . . . . . . .             12
     Section 1.4.   Exhibits and Schedules.. . . . . . . . . .             12
     Section 1.5.   References to "Borrower and its Subsidiaries".         12
     Section 1.6.   Miscellaneous Terms. . . . . . . . . . . .             13
     Section 1.7.   Uniform Commercial Code Definitions. . . .             13

ARTICLE 2.  THE CREDIT.. . . . . . . . . . . . . . . . . . . .             13
     Section 2.1.   The Revolving Loans. . . . . . . . . . . .             13
     Section 2.2.   The Revolving Note . . . . . . . . . . . .             13
     Section 2.3.   Procedure for Borrowing. . . . . . . . . .             14
     Section 2.4.   Termination or Optional Reduction of Commitment        14
     Section 2.5.   Maturity of Revolving Loans. . . . . . . .             15
     Section 2.6.   Mandatory Prepayments. . . . . . . . . . .             15
     Section 2.7.   Optional Prepayments . . . . . . . . . . .             15
     Section 2.8.   Interest on the Revolving Loans. . . . . .             15
     Section 2.9.   Fees . . . . . . . . . . . . . . . . . . .             16
     Section 2.10.  Payments Generally . . . . . . . . . . . .             17
     Section 2.11.  Capital Adequacy.  . . . . . . . . . . . .             17
     Section 2.12.  Increased Costs. . . . . . . . . . . . . .             18
     Section 2.13.  Illegality . . . . . . . . . . . . . . . .             18
     Section 2.14.  Payments to be Free of Deductions. . . . .             19
     Section 2.15.  Computations . . . . . . . . . . . . . . .             20
     Section 2.16.  Compensation . . . . . . . . . . . . . . .             20

ARTICLE 3.  SECURITY.. . . . . . . . . . . . . . . . . . . . .             21
     Section 3.1.   Security Agreement and Guaranty. . . . . .             21
     Section 3.2.   Pledge Agreement.. . . . . . . . . . . . .             21
     Section 3.3.   Further Assurances.. . . . . . . . . . . .             21

ARTICLE 4.  CONDITIONS PRECEDENT . . . . . . . . . . . . . . .             22
     Section 4.1.   Documentary Conditions Precedent . . . . .             22
     Section 4.2.   Additional Conditions Precedent to Each Loan.          25
     Section 4.3.   Deemed Representations . . . . . . . . . .             26

ARTICLE 5. REPRESENTATIONS AND WARRANTIES. . . . . . . . . . .             26
     Section 5.1.   Incorporation, Good Standing and Due Qualification     26
     Section 5.2.   Corporate Power and Authority; No Conflicts            27
     Section 5.3.   Legally Enforceable Agreements . . . . . .             27
     Section 5.4.   Litigation . . . . . . . . . . . . . . . .             27
     Section 5.5.   Disclosures. . . . . . . . . . . . . . . .             27
     Section 5.6.   Ownership and Liens. . . . . . . . . . . .             27
     Section 5.7.   Taxes. . . . . . . . . . . . . . . . . . .             28
     Section 5.8.   ERISA. . . . . . . . . . . . . . . . . . .             28
     Section 5.9.   Subsidiaries and Ownership of Stock. . . .             28
     Section 5.10.  Credit Arrangements. . . . . . . . . . . .             28
     Section 5.11.  Operation of Business. . . . . . . . . . .             29
     Section 5.12.  No Default on Outstanding Judgments or Orders          29
     Section 5.13.  No Defaults on Other Agreements. . . . . .             29
     Section 5.14.  Governmental Regulation. . . . . . . . . .             29
     Section 5.15.  Consents and Approvals.. . . . . . . . . .             29
     Section 5.16.  Partnerships . . . . . . . . . . . . . . .             29
     Section 5.17.  Environmental Protection . . . . . . . . .             29
     Section 5.18.  Copyrights, Patents, Trademarks, Etc . . .             30
     Section 5.19.  Compliance with Laws . . . . . . . . . . .             30
     Section 5.20.  Receivables. . . . . . . . . . . . . . . .             30
     Section 5.21.  Use of Proceeds. . . . . . . . . . . . . .             30

ARTICLE 6.  AFFIRMATIVE COVENANTS. . . . . . . . . . . . . . .             31
     Section 6.1.   Maintenance of Existence . . . . . . . . .             31
     Section 6.2.   Conduct of Business. . . . . . . . . . . .             31
     Section 6.3.   Maintenance of Properties. . . . . . . . .             31
     Section 6.4.   Maintenance of Records . . . . . . . . . .             31
     Section 6.5.   Maintenance of Insurance . . . . . . . . .             31
     Section 6.6.   Compliance with Laws . . . . . . . . . . .             31
     Section 6.7.   Right of Inspection. . . . . . . . . . . .             31
     Section 6.8.   Reporting Requirements . . . . . . . . . .             32
          (a)  Annual GAAP Statements of Borrower. . . . . . .             32
          (b)  Quarterly GAAP Statements of Borrower.. . . . .             33
          (c)  Management Letters. . . . . . . . . . . . . . .             33
          (d)  SEC Filings.. . . . . . . . . . . . . . . . . .             33
          (e)  Notice of Litigation. . . . . . . . . . . . . .             33
          (f)  Notices of Default. . . . . . . . . . . . . . .             33
          (g)  Other Filings.. . . . . . . . . . . . . . . . .             34
          (h)  Additional Information. . . . . . . . . . . . .             34
     Section 6.9.   Certificates.. . . . . . . . . . . . . . .             34
          (a)  Officers' Certificate.. . . . . . . . . . . . .             34
          (b)  Accountant's Certificate. . . . . . . . . . . .             35
     Section 6.10.  Further Assurances . . . . . . . . . . . .             35
     Section 6.11.  Compliance with Agreements.. . . . . . . .             35
     Section 6.12.  Use of Proceeds. . . . . . . . . . . . . .             35

ARTICLE 7.  NEGATIVE COVENANTS . . . . . . . . . . . . . . . .             35
     Section 7.1.   Debt . . . . . . . . . . . . . . . . . . .             35
     Section 7.2.   Guaranties, Etc. . . . . . . . . . . . . .             36
     Section 7.3.   Liens. . . . . . . . . . . . . . . . . . .             36
     Section 7.4.   Investments. . . . . . . . . . . . . . . .             36
     Section 7.5.   Mergers and Consolidations and Acquisitions of Assets  37
     Section 7.6.   Sale of Assets . . . . . . . . . . . . . .             37
     Section 7.7.   Stock of the Borrower, Subsidiaries, Etc..             37
     Section 7.8.   Transactions with Affiliates . . . . . . .             37
     Section 7.9.   Capital Expenditures . . . . . . . . . . .             37
     Section 7.10.  Minimum Consolidated GAAP Net Worth. . . .             37
     Section 7.11.  Minimum Interest Coverage. . . . . . . . .             37
     Section 7.12.  Minimum Collateral Ratio . . . . . . . . .             37
     Section 7.13.  Distributions. . . . . . . . . . . . . . .             37
     Section 7.14.  Receivables Purchase Agreement.. . . . . .             38

ARTICLE 8.  EVENTS OF DEFAULT. . . . . . . . . . . . . . . . .             38
     Section 8.1.   Events of Default. . . . . . . . . . . . .             38
     Section 8.2.   Remedies . . . . . . . . . . . . . . . . .             41

ARTICLE 9.  MISCELLANEOUS. . . . . . . . . . . . . . . . . . .             41
     Section 9.1.   Amendments and Waivers . . . . . . . . . .             41
     Section 9.2.   Usury. . . . . . . . . . . . . . . . . . .             42
     Section 9.3.   Expenses; Indemnities. . . . . . . . . . .             42
     Section 9.4.   Term; Survival . . . . . . . . . . . . . .             43
     Section 9.5.   Assignment; Participations . . . . . . . .             43
     Section 9.6.   Notices. . . . . . . . . . . . . . . . . .             44
     Section 9.7.   Setoff . . . . . . . . . . . . . . . . . .             44
     Section 9.8.   Jurisdiction; Immunities . . . . . . . . .             44
     Section 9.9.   Table of Contents; Headings. . . . . . . .             45
     Section 9.10.  Severability . . . . . . . . . . . . . . .             45
     Section 9.11.  Counterparts . . . . . . . . . . . . . . .             45
     Section 9.12.  Integration. . . . . . . . . . . . . . . .             45
     Section 9.13.  Governing Law. . . . . . . . . . . . . . .             45
     Section 9.14.  Confidentiality. . . . . . . . . . . . . .             45
     Section 9.15.  Authorization of Third Parties to Deliver
                    Opinions, Etc. . . . . . . . . . . . . . .             46
     Section 9.16.  Borrower's Waivers . . . . . . . . . . . .             46
     Section 9.17.  State of Making and Substantial Performance            46

Schedule 1.1   Commitments and Lending Offices
Schedule 5.4   Litigation
Schedule 5.10  Credit Arrangements

Exhibit A  Revolving Note
Exhibit B-1    Forms of Eligible Agent Contract
Exhibit B-2    Forms of Master General Agent Contract
Exhibit C  Schedule of Maximum Advance Percentages by Policy Type
Exhibit D  Eligible Receivable Eligibility Criteria
Exhibit E  Form of WCC Guaranty
Exhibit F  Notice of Borrowing
Exhibit G  Form of Pledge Agreement
Exhibit H  Form of Security Agreement
Exhibit I  Schedule of Master General Agents
Exhibit J-1    Form of Opinion of Corporate Counsel to Borrower and Guarantor.
Exhibit J-2    Form of Opinion of Corporate and Insurance Counsel to each
               Eligible Seller
Exhibit J-3    Form of Opinion of Corporate Counsel to the Guarantor re Pledge
               Agreement
Exhibit K  Officer's Certificate
Exhibit L  Borrowing Base Certificate

     CREDIT AGREEMENT dated as of December 28, 1995 between
WESTBRIDGE FUNDING CORPORATION, a Delaware corporation (the
"Borrower"), and FLEET NATIONAL BANK OF CONNECTICUT (the "Bank").

     The Borrower desires that the Bank extend credit as provided herein, and the Bank is prepared to extend such credit. Accordingly, the Borrower and the Bank agree as follows:



     ARTICLE  1.    DEFINITIONS; ACCOUNTING TERMS.

     Section 1.1.Definitions. As used in this Agreement, the following terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and vice versa):

     "Affiliate" means, as to any Person, any other Person which directly or indirectly controls, or is under common control with, or is controlled by, such Person. As used in this definition, "control" (including, with its correlative meanings, "controlled by" and "under common control with") shall mean possession, directly or indirectly, of power to direct or cause the direction of management or policies (whether through ownership of securities or partnership or other ownership interests, by contract or otherwise), provided that, in any event: (i) any Person which owns directly or indirectly 20% or more of the securities having ordinary voting power for the election of directors or other governing body of a corporation or 20% or more of the partnership or other ownership interests of any other Person (other than as a limited partner of such other Person) will be deemed to control such corporation or other Person; and
(ii) each director and officer of such Person shall be deemed to be an Affiliate of the Person.

     "Agreement" means this Credit Agreement, as amended or supplemented from time to time. References to Articles, Sections, Exhibits, Schedules and the like refer to the Articles, Sections, Exhibits, Schedules and the like of this Agreement unless otherwise indicated.

     "A.M. Best Rating" means the most recent rating announced by A.M.
Best (or any successor thereto) or, if such rating is no longer announced by A.M. Best (or its successor), the most recent rating announced by another rating agency selected by the Bank.

     "AIC" means American Insurance Company of Texas, a Texas corporation.

     "Anniversary Date" means December 28 of each calendar year, commencing December 28, 1996.

     "Applicable Commitment Fee Percentage" means, on any date, the per annum Applicable Rate specified in Column 2 below corresponding to the lowest A.M. Best Rating of any Insurance Affiliate in effect on such date:
                       (1)                 (2)
                A.M. Best Rating      Applicable Rate
                   B++ or higher         0.400%
                       B+                0.450%
                   B or below            0.500%.

Any change in the Applicable Rate by reason of a change in the A.M. Best
Rating shall become effective on the date of announcement or publication by the rating agency of a change in such rating, or in the absence of such announcement or publication, on the effective date of such changed rating.

     "Applicable Interest Rate" means for any Revolving Loan, the Base Rate or the Eurodollar Rate plus, in each case, the Applicable Margin, for such Revolving Loan.

     "Applicable Margin" means:

     (a)  with respect to each Base Rate Loan on any date, 0.625%; and

     (b) with respect each Eurodollar Rate Loan on any date, the Applicable Margin per annum specified in Column 2 below corresponding to the lowest A.M. Best Rating of any Insurance Affiliate in effect on such date:

                       (1)                 (2)
                A.M. Best Rating     Applicable Margin
                   B++ or higher          2.250%
                       B+                 2.500%
                       B                  2.750%
                    B- or below           3.000%

Any change in the Applicable Margin by reason of a change in the A.M. Best Rating shall become effective on the date of announcement or publication by the rating agency of a change in such rating, or in the absence of such announcement or publication, on the effective date of such changed rating.

        "Assigned Commissions" has the meaning set forth in Section 1.1 of the Receivables Purchase Agreement.

        "Base Rate" means, for any Interest Period or any other period, a fluctuating interest rate per annum as shall be in effect from time to time, which rate per annum shall at all times be equal to the rate of interest announced publicly by the Bank in Hartford, Connecticut, from time to time, as the Bank's base rate or prime rate.

        "Base Rate Loan" means a Revolving Loan which bears interest at the Base Rate plus the Applicable Margin.

        "Borrowing" means a borrowing consisting of a Revolving Loan from the Bank under this Agreement.

        "Borrowing Base" means, as of any date of determination, an amount equal to 90% of the aggregate Eligible Agent Collateral Value attributable to each of the Eligible Agent Obligors.

        "Business Day" means any day (other than a Saturday, Sunday or legal holiday) on which commercial banks are not authorized or required to close in Connecticut or Texas, except that, with respect to Borrowings, notices, determinations and payments with respect to a Eurodollar Rate Loan, such day shall be a "Business Day" only if it is also a day for trading by and between banks in the London interbank Eurodollar market.

        "Capital Expenditures" means, for any period, the Dollar amount of gross expenditures (including payments in respect of Capital Lease Obligations) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) incurred during such period, all as determined in accordance with GAAP.

        "Capital Lease" means any lease which has been or should be capitalized on the books of the lessee in accordance with GAAP.

        "Capital Lease Obligation" means the obligation of the lessee under a Capital Lease. The amount of a Capital Lease Obligation at any date is the amount at which the lessee's liability under the related Capital Lease would be required to be shown on its balance sheet at such date in accordance with GAAP.

        "Closing Date" means the date this Agreement has been executed by the Borrower and the Bank.

        "Code" means the Internal Revenue Code of 1986, as amended from time to time.

        "Commitment" means the commitment of the Bank to make Revolving
Loans hereunder as set forth in Schedule 1.1, as the same may be reduced from time to time pursuant to Sections 2.4.

        "Commitment Period" means the period from and including the date hereof to but not including the Revolving Loan Termination Date or such earlier date as the Commitment shall terminate as provided herein.

        "Consolidated GAAP Net Worth" means the sum of (a) the capital stock and additional paid-in capital of the Borrower and its Subsidiaries on a consolidated basis, plus (without duplication) (b) the amount of retained earnings (inclusive of deferred revenues) (or, in the case of a deficit, minus the deficit), minus (c) treasury stock, plus or minus (d) any other account which is customarily added or deducted in determining stockholders' equity (excluding SFAS No. 115), all of which shall be determined on a consolidated basis in accordance with GAAP.

        "Debt" means, with respect to any Person: (a) indebtedness of such Person for borrowed money; (b) indebtedness for the deferred purchase price of Property or services (except trade payables and accrued expenses, incurred in the ordinary course of business); (c) the face amount of any outstanding letters of credit issued for the account of such Person; (d) obligations arising under acceptance facilities; (e) guaranties, endorsements (other than for collection in the ordinary course of business) and other contingent obligations to purchase or to provide funds for payment of the obligations of another Person, to supply funds to invest in any Person to cause such Person to maintain a minimum working capital or net worth or otherwise assure the creditors of such Person against loss; (f) obligations secured by any Lien on Property of such Person; and (g) Capital Lease Obligations.

        "Default" means any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

        "Default Rate" means a percentage per annum equal at all times to the lesser of 4% per annum above the Applicable Interest Rate in effect from time to time or the highest rate permitted by law.

        "Distributions" means (a) dividends or other distributions in respect of capital stock of a Person (except distributions in such stock) and (b) the redemption or acquisition of such stock or of warrants, rights or other options to purchase such stock (except when solely in exchange for such stock) unless made, contemporaneously, from the net proceeds of a sale of such stock.

        "Dollars" and the sign "$" mean lawful money of the United States of America.

        "Earned Commissions" with respect to any Eligible Agent Obligor, means, as of any date of determination, that portion of all payments and collections received by an Eligible Seller under any Insurance Policy that has been, or should have been, applied by such Eligible Seller under an Eligible Agent Contract to reduce the outstanding amount of any Eligible Receivable payable by such Eligible Agent Obligor.

        "Eligible Agent Collateral Value" with respect to any Eligible Agent Obligor, means, as of any date of determination, an amount equal to the aggregate outstanding amount of all Eligible Receivables payable by such Eligible Agent Obligor as of such determination date, which outstanding amount shall be determined in the same manner as used to calculate the purchase price described in Section 2.2(b)(ii) of the Receivables Purchase Agreement.

        "Eligible Agent Contract" means an agreement between an Eligible
Seller and an Eligible Agent Obligor, substantially in one of the forms set forth in Exhibit B-1 or Exhibit B-2, as such Exhibits shall be amended from time to time in accordance with Section 9.1.

        "Eligible Agent Obligor" means a Master General Agent or a Sub-Agent of a Master General Agent authorized by an Eligible Seller to sell insurance policies of any of the types identified on Exhibit C.

        "Eligible Receivable" means, as of any date of determination, a Receivable as to which (a) each of the eligibility criteria set forth in Exhibit D is satisfied, (b) every representation and warranty set forth in the Receivables Purchase Agreement with respect to such Receivable is true, complete and correct, and (c) every covenant in the Receivables Purchase Agreement with respect to such Receivable has been complied with in all material respects.

        "Eligible Seller" means any of AIC, HCO, NFIC and NFL.

        "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time, including any rules and regulations promulgated thereunder.

        "ERISA Affiliate" means any corporation or trade or business which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Code) as the Borrower or is under common control
(within the meaning of Section 414(c) of the Code) with the Borrower.

        "Eurodollar Rate" means, for the Interest Period for each Eurodollar Rate Loan comprising part of the same Borrowing, an interest rate per annum equal to (x) the rate quoted by the Bank at 11:00 a.m. London time (or as soon thereafter as practical) at which deposits in Dollars are offered by prime commercial banks to prime commercial banks in the London interbank
Eurodollar market two Business Days before the first day of such Interest Period for a period equal to such Interest Period and in an amount equal to the Borrowing, divided by (y) one (1) minus the Reserve Requirement, if any, for each such Eurodollar Rate Loan for such Interest Period.

        "Eurodollar Rate Loan" means a Revolving Loan which bears interest at the Eurodollar Rate, plus the Applicable Margin.

        "Event of Default" has the meaning given such term in Section 8.1.

        "First-Year Commissions" with respect to an Insurance Policy originated by any specified Eligible Agent Obligor pursuant to the terms of an Eligible Agent Contract, means the aggregate amount that would be paid by the issuing Eligible Seller to such Eligible Agent Obligor pursuant to the Eligible Agent Contract during the first twelve months that such Insurance Policy is in force, assuming such Insurance Policy remains in full force and effect for the entire twelve month period.

        "Financing Statements" means the UCC-1 financing statements signed by the Borrower in connection with the security interest granted to the Bank in the Receivables and other collateral pursuant to the Security Agreement.

        "Funding Date" means the date on which any Borrowing is made.

        "GAAP" means generally accepted accounting principles in the United States of America as in effect from time to time, applied on a basis consistent with those used in the preparation of the financial statements referred to in
Section 5.5 (except for changes concurred in by the Borrower's independent public accountants).

        "GAAP EBIT" with respect to any Person, means, for any period, an amount equal to Net Income for such period, plus (without duplication, to the extent deducted in determining Net Income) the sum of (a) Interest Expense for such period, plus (b) income tax expense deducted in determining Net Income for such period, all of which shall be determined in accordance with GAAP and eliminating intercompany balances and transactions, as applicable.

        "Guarantor" means Westbridge Capital Corp., a Delaware corporation.

        "Guaranty" means the Guaranty Agreement in the form of Exhibit E hereto, duly executed and delivered by the Guarantor.

        "HCO" means Health Care-One Insurance Agency, Inc. a California corporation.

        "Insurance Affiliate" means any of AIC, NFIC and NFL.

        "Insurance Commissioner" means with respect to any Insurance
Affiliate, the head of any insurance regulatory authority and/or, if the context so requires, such insurance regulatory authority in the relevant place of domicile of such Insurance Affiliate at the relevant time.

        "Insurance Policy" means an Insurance Policy issued by or through an Eligible Seller and written or sold by an Eligible Agent Obligor.

        "Interest Coverage Ratio" at the end of any fiscal quarter means (a) prior to the fiscal quarter ending December 31, 1996, the ratio of (i) an amount equal to the consolidated GAAP EBIT of the Borrower and all Subsidiaries for all of the preceding fiscal quarters occuring in 1996, to (ii) total Interest Expense of the Borrower and its Subsidiaries on a consolidated basis for the same number of fiscal quarters as included in calculating clause (i) above, and
(b) on and after the fiscal quarter ending December 31, 1996, (i) an amount equal to the consolidated GAAP EBIT of the Borrower and all Subsidiaries for the immediately preceding four fiscal quarters (ending on such date), to (ii) total Interest Expense of the Borrower and its Subsidiaries on a consolidated basis for the immediately succeeding four fiscal quarters (beginning on such date). For purposes of clauses (a)(ii) and (b)(ii) above, Interest Expense shall be calculated on the assumption that a Eurodollar Rate Loan for the full amount of the Commitment will be outstanding for the period contemplated in the calculation and the A.M. Best Ratings of the Insurance Affiliates on the date of the certification required by Section 6.9(a) with respect to the fiscal quarter being tested will remain in effect for the entire period contemplated by the calculation.


       "Interest Expense" with respect to any Person for any period, means, the consolidated interest expense, including the interest portion of rental payments under Capital Leases, as determined on a consolidated basis in accordance with GAAP.

       "Interest Period" means (a) for each Eurodollar Rate Loan, the period commencing on the date of such Eurodollar Rate Loan or on the last day of the preceding Interest Period, as the case may be, and ending on the numerically corresponding day of the last month of the period selected by the Borrower pursuant to the following provisions: the duration of each Eurodollar Rate
Loan Interest Period shall be one (1), two (2), three (3) or six (6) months, in each case as the Borrower may select, upon notice received by the Bank not later than 11:00 a.m. (Connecticut time) on the third Business Day prior to the first day of such Interest Period; and (b) for each Base Rate Loan, the period commencing on the date of such Base Rate Loan or on the last day of the preceding Interest Period, as the case may be, pursuant to notice received by the Bank not later than 11:00 a.m. (Connecticut time) on any Business Day selected by the Borrower as the first day of such Interest Period, and ending on the thirtieth (30th) day after the date of such Base Rate Loan or the last day of the preceding Interest Period, as the case may be; provided, however, that:

        (i) whenever the last day of any Interest Period would otherwise occur on a day other than a Business Day, the last day of such Interest Period shall be extended to occur on the next succeeding Business Day; provided that, if such extension would cause the last day of such Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day; and

        (ii) no Interest Period for any Revolving Loan shall extend beyond the Revolving Loan Termination Date.

        "Investment" in any Person means (a) the acquisition (whether for cash, property, services or securities or by merger or otherwise) of capital stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person and (b) any deposits with, or advance, loan or other extension of credit to, such Person and (without duplication) any amount committed to be advanced, lent or extended to such Person.

        "Lending Office" means, for each type of Revolving Loan, the lending office of the Bank (or of an affiliate of the Bank) designated as such for such type of Revolving Loan on Schedule 1.1 or such other office of the Bank (or of an affiliate of the Bank) as the Bank may from time to time specify to the Borrower as the office through which its Revolving Loans of such type are to be made and maintained.

        "Lien" means any lien (statutory or otherwise), security interest, mortgage, deed of trust, priority, pledge, charge, conditional sale, title retention agreement, financing lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

        "Loan Documents" mean this Agreement, the Revolving Note, the Guaranty, the Security Agreement, the Pledge Agreement (if delivered) and any other documents, agreements, reports, and instruments now or hereafter executed in connection herewith or contemplated hereby.

        "Master General Agent" shall mean an agent of an Eligible Seller identified on Exhibit I, which agent shall be party to a Master General Agent Contract.

        "Master General Agent Contract" means an agreement between a Master General Agent and an Eligible Seller substantially in one of the forms set forth in Exhibit B-2.

        "Materially Adverse Effect" means any material adverse effect upon the business, assets, liabilities, financial condition, results of operations or, as far as the Borrower can reasonably foresee, prospects of the Borrower and its Subsidiaries taken as a whole, or the Guarantor and its Subsidiaries, taken as a whole, or upon the ability of the Borrower or the Guarantor to perform in all material respects its obligations under this Agreement or any other Loan Document, as applicable, resulting from any act, omission, situation, status, event, or undertaking, either singly or taken together.

        "Multiemployer Plan" means a Plan defined as such in Section 3(37) of ERISA to which contributions have been made by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA.

        "NFIC" means National Financial Insurance Company, a Texas corporation.

        "NFL" means National Foundation Life Insurance Company, a Delaware corporation.

        "Net Income" means, as applied to any Person for any period, the aggregate amount of net income of such Person, after taxes, for such period, as determined in accordance with GAAP.

        "Notice of Borrowing" means the certificate, in the form of Exhibit F hereto, to be delivered by the Borrower to the Bank pursuant to Sections 2.3 and 4.2(g) and shall include any accompanying certifications or documents.

        "Obligations" means all indebtedness, obligations and liabilities of the Borrower and its Subsidiaries, if any, to the Bank under this Agreement, the Security Agreement or the Revolving Note.

        "PBGC" means the Pension Benefit Guaranty Corporation and any entity succeeding to any or all of its functions under ERISA.

        "Permitted Investments" means (a) direct obligations of the United States of America, or of any agency thereof, or obligations guaranteed as to principal and interest by the United States of America, or of any agency thereof, in either case maturing not more than 90 days from the date of acquisition thereof; (b) certificates of deposit issued by or other overnight deposits with any bank or trust company organized under the laws of the United States of America or any state thereof and having capital, surplus and undivided profits of at least $500,000,000 and having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (c) commercial paper rated A-1 or better or P-1 by Standard & Poor's Ratings Group, a Division of McGraw Hill, Inc., or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (d) repurchase agreements and reverse repurchase agreements with any bank having combined capital and surplus in an amount of not less than $500,000,000, or any primary dealer of United States government securities in each case, having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, relating to marketable direct obligations issued or unconditionally guaranteed or insured by the United States of America or any agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 60 days from the date of acquisition thereof; in each case so long as the same (x) provide for the payment of principal and interest (and not principal alone or interest alone) and (y) are not subject to any contingency regarding the payment of principal or interest; and (e) long-term debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Rating Group, a division of McGraw Hill, Inc. or Moody's Inverstors Services, Inc., respectively.

        "Permitted Liens" has the meaning specified in Section 7.3.

        "Person" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

        "Plan" means any employee benefit or other plan established or maintained, or to which contributions have been made, by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA, other than a Multiemployer Plan.

        "Pledge Agreement" means the Pledge Agreement, in the form of Exhibit G hereto, duly executed and delivered by the Guarantor.

        "Pledge Approvals" has the meaning specified in Section 3.4.

        "Prohibited Transaction" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code for which there is no applicable statutory or regulatory exemption (including a class exemption or an individual exemption).

        "Property" means any interest of any kind in property or assets, whether real, personal or mixed, and whether tangible or intangible.

        "Receivable" means rights under any Eligible Agent Contract by which
(a) an Eligible Agent Obligor is bound to make payments to an Eligible Seller and (b) an Eligible Seller is permitted to offset amounts owed to such Eligible Agent Obligor, to repay advances of First-Year Commissions made by such Eligible Seller to such Eligible Agent Obligor or any other Eligible Agent Obligor and to pay interest and/or other finance charges to the Eligible Seller.

        "Receivables Purchase Agreement" means the Receivables Purchase and Sale Agreement dated as of [November 15], 1995 by and between the Borrower and each of the Eligible Sellers, as amended.

        "Regulations D, X and U" means Regulations D, X and U of the Board of Governors of the Federal Reserve System, as amended or supplemented from time to time.

        "Regulatory Change" means any change after the date of this Agreement in United States federal, state or foreign laws or regulations (including Regulation D) or the adoption or making after such date of any orders, rulings, interpretations, directives, guidelines or requests applying to a class of banks including the Bank, of or under any United States federal, state, or foreign laws or regulations (whether or not having the force of law) by any court or governmental or monetary authority charged with the interpretation or administration thereof.

        "Reportable Event" means any of the events set forth in Section 4043(c) of ERISA as to which events the PBGC by regulation has not waived the requirement of Section 4043(a) of ERISA that it be notified within 30 days of the occurrence of such event, provided that a failure to meet the minimum funding standard of Section 412 of the Code or Section 302 of ERISA shall be a Reportable Event regardless of any waivers given under Section 412(d) of the Code.

        "Reserve Requirement" means for any Eurodollar Rate Loans for any Interest Period (or, as the case may be, shorter period), the average maximum rate at which reserves (including marginal, supplemental or emergency reserves, if any) are required to be maintained during such period under Regulation D by member banks of the Federal Reserve System in Boston, Massachusetts with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against: (i) any category of liabilities which includes deposits by references to which the Eurodollar Rate is to be determined as provided in the definition of "Eurodollar Rate", as applicable, in this Article 1, or (ii) any category of extensions of credit or other assets which include Eurodollar Rate Loans.

        "Revolving Loan" or "Revolving Loans" has the meaning specified in
Section 2.1. Each Revolving Loan shall be a Base Rate Loan or a Eurodollar Rate Loan.

         "Revolving Loan Termination Date" means December 28, 1997;
provided, however, if not fewer than thirteen (13) months nor more than fifteen
(15) months prior to any Anniversary Date, the Borrower requests the Bank to extend the Revolving Loan Termination Date for an additional year and if the Bank in its sole discretion in writing within thirty (30) days of such request, grants such request, the Revolving Loan Termination Date means the date to which the Revolving Loan Termination Date has been so extended. If such date is not a Business Day, the Revolving Loan Termination Date shall be the next preceding Business Day.

         "Revolving Note" means a promissory note of the Borrower, in the form of Exhibit A hereto, evidencing the Revolving Loans made by the Bank hereunder.

         "Security Agreement" means the Security Agreement in the form of Exhibit H, duly executed and delivered by the Borrower.

         "Senior Officer" means the (a) chief executive officer, (b) chief operating officer, (c) the president, or (d) chief financial officer of the person designated.

         "SFAS No. 115" means Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board in May, 1993.

         "Stock Pledge Financing Statements" means UCC-1 financing statements signed by the Guarantor in connection with the stock of NFL, NFIC and the Borrower pledged to the Bank pursuant to the Pledge Agreement (if delivered).

         "Sub-Agent" has the meaning specified in any one of the forms of Master General Agent Contracts.

         "Subordinated Debt" means any unsecured Debt for money borrowed by the Borrower or its Subsidiaries, as applicable, in an amount and on terms and conditions satisfactory to the Bank and which is subordinated under terms satisfactory in form and substance to the Bank in its sole judgment, as evidenced by the Bank's written consent thereto given prior to the creation of such Debt, to the Borrower's Obligations.

         "Subsidiary" means with respect to any Person, any corporation, partnership or joint venture whether now existing or hereafter organized or acquired: (i) in the case of a corporation, of which a majority of the securities having ordinary voting power for the election of directors (other than securities having such power only by reason of the happening of a contingency) are at the time owned by such Person and/or one or more Subsidiaries of such Person or (ii) in the case of a partnership or joint venture, in which such Person is a general partner or joint venturer or of which a majority of the partnership or other ownership interests are at the time owned by such Person and/or one or more of its Subsidiaries. Unless the context otherwise requires, references in this Agreement to "Subsidiary" or "Subsidiaries" shall be deemed to be references to a Subsidiary or Subsidiaries of the Borrower or of a Subsidiary of the Borrower.

         "Unfunded Vested Liabilities" means, with respect to any Plan, the amount (if any) by which the present value of all vested benefits under the Plan exceeds the fair market value of all Plan assets allocable to such benefits, as determined on the most recent valuation date of the Plan and in accordance with the provisions of ERISA for calculating the potential liability of the Borrower or any ERISA Affiliate to the PBGC or the Plan under Title IV of ERISA.


        Section 1.2. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP, applied on a consistent basis, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP, applied on a consistent basis; except as otherwise specifically prescribed herein. In the event that GAAP changes during the term of this Agreement such that the financial covenants contained in
Article 6 would then be calculated in a different manner or with different components (a) the Borrower and the Bank agree to enter into good faith negotiations to amend this Agreement in such respects as are necessary to conform those covenants as criteria for evaluating the Borrower's financial condition to substantially the same criteria as were effective prior to such change in GAAP and (b) the Borrower shall be deemed to be in compliance with the financial covenants contained in such Sections during the sixty (60) days following any such change in GAAP if and to the extent that the Borrower would have been in compliance therewith under GAAP as in effect immediately prior to such change; provided, however, if an amendment shall not be agreed upon within sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of determining compliance with such covenants until such amendment shall be agreed upon, such terms shall be construed in accordance with GAAP as in effect immediately prior to such change in GAAP.

        Section 1.3. Rounding. Any financial ratios required to be maintained by Borrower pursuant to this Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed in this Agreement and rounding the result up or down to the nearest number (with a round-up if there is no nearest number) to the number of places by which such ratio is expressed in this Agreement.

        Section 1.4. Exhibits and Schedules. All Exhibits and Schedules to this Agreement, either as originally existing or as the same may from time to time be supplemented, modified or amended, are incorporated herein by this reference. A matter disclosed on any Schedule shall be deemed disclosed on all Schedules.

        Section 1.5. References to "Borrower and its Subsidiaries". Any reference herein to "Borrower and its Subsidiaries" or the like shall refer solely to Borrower during such times, if any, as the Borrower shall have no Subsidiaries.

        Section 1.6. Miscellaneous Terms. The term "or" is disjunctive; the term "and" is conjunctive. The term "shall" is mandatory, the term "may" is permissive. Masculine terms also apply to females; feminine terms also apply to males. The term "including" is by way of example and not limitation.

        Section 1.7. Uniform Commercial Code Definitions. The non-capitalized terms used in this Agreement that are not otherwise defined in the Agreement and that are defined in Article 9 of the Uniform Commercial Code as in effect in the State of Connecticut are used herein as so defined.

                ARTICLE 2.  THE CREDIT.

        Section 2.1. The Revolving Loans. Subject to the terms and conditions of this Agreement, the Bank agrees to make revolving loans to the Borrower (hereinafter collectively referred to as the "Revolving Loan" or "Revolving Loans") from time to time from and including the date hereof until the earlier of the Revolving Loan Termination Date or the termination of the Commitment of the Bank, up to, but not exceeding in the aggregate principal amount at any one time outstanding, the lesser of (i) an amount equal to the Borrowing Base or (ii) the amount of TWENTY MILLION AND NO/00
DOLLARS ($20,000,000). Each Borrowing under this Section 2.1 of (i) a Base Rate Loan shall be in the principal amount of not less than $200,000; or (ii) a Eurodollar Rate Loan shall be in the principal amount of not less than $200,000. During the Commitment Period and subject to the foregoing limitations, the Borrower may borrow, repay and reborrow Revolving Loans, all in accordance with the terms and conditions of this Agreement.

        Section 2.2.   The Revolving Note.

         (a) The Revolving Loans of the Bank shall be evidenced by a single promissory note in favor of the Bank in the form of Exhibit A, dated the date of this Agreement, and duly completed and executed by the Borrower.

         (b) The Bank is authorized to record and, prior to any transfer of the Revolving Note, endorse on a schedule forming a part thereof appropriate notations evidencing the date, the type, the amount and the maturity of each Revolving Loan made by it which is evidenced by such Revolving Note and the date and amount of each payment of principal made by the Borrower with respect thereto; provided, that failure to make any such endorsement or notation shall not affect the Obligations of the Borrower hereunder or under the Revolving Note. The Bank is hereby irrevocably authorized by the Borrower to so endorse the Revolving Note and to attach to and make a part of the Revolving Note a continuation of any such schedule as and when required. The Bank may, at its option, record and maintain such information in its internal records rather than on such schedule.

         Section 2.3.   Procedure for Borrowing.

         (a) The Borrower shall give the Bank a Notice of Borrowing, in the form of Exhibit F hereto, prior to 11:00 a.m. (Connecticut time), on the date of a Borrowing of a Base Rate Loan and at least three (3) Business Days before a Borrowing of a Eurodollar Rate Loan, specifying:

              (i)   the date of such Borrowing, which shall be a Business
                    Day,

              (ii)  the principal amount of such Borrowing,

              (iii) whether the Revolving Loan comprising such Borrowing is to be a Base Rate Loan or a Eurodollar Rate Loan, and


              (iv) if a Eurodollar Rate Loan, the Interest Period with respect to such Borrowing.


         (b)  No Notice of Borrowing shall be revocable by the Borrower.

         (c) There shall be no more than four (4) Interest Periods relating to Eurodollar Rate Loans outstanding at any time.

         (d) If the Bank makes a new Revolving Loan hereunder on a day on which the Borrower is to repay an outstanding Revolving Loan from the Bank, the Bank shall apply the proceeds of its new Revolving Loan to make such repayment and only an amount equal to the excess (if any) of the amount being borrowed over the amount being repaid shall be made available by the Bank to the Borrower.

         (e) Notwithstanding anything to the contrary herein contained, if, upon the expiration of any Interest Period applicable to any Borrowing of a Revolving Loan, the Borrower shall fail to give a new Notice of Borrowing and Borrowing Base Certificate as set forth in this Section, the Borrower shall be deemed to have given a Borrowing Base Certificate demonstrating a Borrowing Base in excess of the aggregate principal amount of Revolving Loans outstanding and a new Notice of Borrowing of a Base Rate Loan in principal amount equal to the outstanding principal amount of such Revolving Loan and the proceeds of the new Borrowing shall be applied directly to repay such outstanding principal amount on the day of such Borrowing.

         Section 2.4. Termination or Optional Reduction of Commitment. The Commitment shall terminate on the Revolving Loan Termination Date and any Revolving Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date. No termination of the Commitment hereunder shall relieve the Borrower of any of its outstanding Obligations to the Bank hereunder or otherwise. The Borrower shall have the right, upon prior written notice of at least five (5) Business Days to the Bank, to terminate or, from time to time, reduce the Commitment, provided that (i) any such reduction of the Commitment shall be accompanied by the prepayment of the Revolving Note, together with accrued interest thereon to the date of such prepayment and any amount due pursuant to Section 2.7, to the extent, if any, that the aggregate unpaid principal amount thereof then outstanding exceeds the Commitment as then reduced and (ii) any such termination of the Commitment shall be accompanied by prepayment in full of the unpaid principal amount of the Revolving Note, together with accrued interest thereon to the date of such prepayment and any amount due pursuant to Section 2.7. Any such partial reduction of the Commitment shall be in an aggregate principal amount of $500,000 or any whole multiple of $250,000 in excess thereof and shall reduce permanently the Commitment then in effect hereunder.

         Section 2.5. Maturity of Revolving Loans. Each Revolving Loan shall mature, and the principal amount thereof shall be due and payable, on the last day of the Interest Period applicable to such Revolving Loan, or such earlier date as provided herein.

         Section 2.6. Mandatory Prepayments. If at any time the aggregate principal amount of the Revolving Loans exceeds the Borrowing Base, the Borrower shall immediately pay to the Bank, without premium or penalty (except as set forth in Section 2.16), the amount equal to said excess, accompanied by the payment of accrued interest on the amount of such payment to the date thereof.

         Section 2.7.   Optional Prepayments.

         (a) The Borrower may, upon at least one (1) Business Day's notice to the Bank, prepay any Base Rate Loan, without premium or penalty, in whole at any time or from time to time in part by paying the principal amount being prepaid together with accrued interest thereon to the date of prepayment.

         (b) The Borrower may, upon at least three (3) Business Days' notice to the Bank, prepay any Eurodollar Rate Loan, in whole at any time or from time to time in part, without premium or penalty (except as set forth in Section 2.16), by paying the principal amount being prepaid together with accrued interest thereon to the date of prepayment.

         Section 2.8.   Interest on the Revolving Loans.

         (a) Each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Base Rate Loan is made until it becomes due, at a rate per annum equal to the Base Rate for such day, plus the Applicable Margin. Interest shall be payable monthly in arrears on the first Business Day of each calendar month, commencing January 1, 1996. Such interest shall accrue from and including the date of such Borrowing to but excluding the date of any repayment thereof and shall be computed on the basis of a fraction, the numerator of which is the actual number of days elapsed from the date of Borrowing and the denominator of which is three hundred sixty
(360). Overdue principal of and, to the extent permitted by law, overdue interest on the Base Rate Loans shall bear interest for each day overdue until paid at a percentage per annum equal to the Default Rate.

         (b) Each Eurodollar Rate Loan shall bear interest on the unpaid principal amount thereof, for each day from the date such Eurodollar Rate Loan is made until it becomes due, at a rate per annum equal to the Eurodollar Rate for the relevant Interest Period, plus the Applicable Margin. Interest shall be payable on the last day of the Interest Period applicable thereto; provided, that if such Interest Period is longer than ninety (90) days, interest shall be payable every ninety (90) days and on the last day of such Interest Period.
Such interest shall accrue from and including the date of such Borrowing to but excluding the date of any repayment thereof and shall be computed on the basis of a fraction, the numerator of which is the actual number of days elapsed from the date of Borrowing and the denominator of which is three hundred sixty (360). Overdue principal of and, to the extent permitted by law, overdue interest on the Eurodollar Rate Loans shall bear interest for each day overdue until paid at a percentage per annum equal to the Default Rate.

         Section 2.9.   Fees.

         (a) The Borrower shall pay a $200,000 initial facility fee to the Bank on the Closing Date.

         (b) The Borrower shall pay an additional facility fee to the Bank in an amount equal to the excess, if any, of (i) the market value (as quoted on the New York Stock Exchange) of 40,000 shares of common stock of the Guarantor as of the close of business on the earlier to occur of (X) the Revolving Loan Termination Date and (Y) the date the Bank elects to receive such additional facility fee over (ii) $240,000.00 (the "Strike Price"); provided, however, in the event that the Guarantor shall (x) issue additional shares of common stock as a dividend or other distribution on outstanding common stock or (y) subdivide or reclassify its outstanding shares of common stock, then, in each such event, the Strike Price shall, simultaneously with each such event, be adjusted by multiplying the then-current Strike Price by a fraction, the numerator of which shall be the number of shares of common stock outstanding immediately prior to such event and the denominator of which shall be the number of shares of common stock outstanding immediately after such event, and the product so obtained shall thereafter be the Strike Price then in effect. Such additional facility fee shall be payable by the Borrower (i) in two equal installments, the first installment to be due on the earlier to occur of (X) the Revolving Loan Termination Date and (Y) December 28, 2000, and the second installment to be due on the date occuring one year after the date the first installment was due, but not later than December 28, 2001, or (ii) upon an earlier demand by the Bank for payment, in two equal installments, the first installment to be due within 90 days after such demand for payment is made and the second installment to be due on the date occuring one year after such demand for payment is made; provided, however, if, on any date, the value of such additional facility fee equals or exceeds $200,000, the Borrower may, at its option, elect to pay on such date such additional facility fee immediately, which payment shall be in full satisfaction of the additional facility fee described herein.

         (c) The Borrower shall pay to the Bank an unused fee for the Commitment Period, payable in arrears at the Applicable Commitment Fee Percentage in effect from time to time on the daily unused portion of the Bank's Commitment with respect to the Revolving Loan. The unused fee shall be payable quarterly on the first Business Day of January, April, July and October of each year beginning in January, 1996.

         (d) The fees required by paragraphs (a), (b) and (c) of this Section shall not be refundable.

         Section 2.10.  Payments Generally.      All payments under this
Agreement shall be made in Dollars in immediately available funds not later than 2:00 p.m.(Connecticut time) on the due date (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day) to the Bank at its address set forth on the signature pages hereof or at such other address as it may hereafter designate by notice to the Borrower for the account of the Lending Office of the Bank specified by the Bank on Schedule 1.1 hereto. The Borrower shall, at the time of making each payment under this Agreement, specify to the Bank the principal or other amount payable by the Borrower under this Agreement to which such payment is to be applied (and in the event that it fails to so specify, or if a Default or Event of Default has occurred and is continuing, the Bank may apply such payment as it may elect in its sole discretion). If the due date of any payment under this Agreement would otherwise fall on a day which is not a Business
Day, such date shall be extended to the next succeeding Business Day and such extension of time shall in such case be included in the computation of such payment; provided that, if such extension would cause the last day of an Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

         Section 2.11.  Capital Adequacy.
         (a) If after the date hereof, either (i) the introduction of, or any change in, or in the interpretation or enforcement of, any law, regulation, order, ruling, interpretation, directive, guideline or request or (ii) the compliance with any order, ruling, interpretation, directive, guideline or request from any central bank or other governmental authority (whether or not having the force of law) issued, announced, published, promulgated or made after the date hereof (including, in any event, any law, regulation, order, ruling, interpretation, directive, guideline or request contemplated by the report dated July, 1988 entitled "International Convergence of Capital Measurement and Capital Standards" issued by the Basle Committee on Banking Regulation and Supervisory Practices) affects or would affect the amount of capital required or expected to be maintained by the Bank or any corporation controlling the Bank and the Bank reasonably determines that the amount of such required or expected capital is increased by or based upon the existence of the Bank's Revolving Loans hereunder or the Bank's commitment to lend hereunder, then, upon demand by the Bank, the Borrower shall be liable for, and shall pay to the Bank, within thirty (30) days following demand from time to time by the Bank, additional amounts sufficient to compensate the Bank in the light of such circumstances for the effects of such law, regulation, order, ruling, interpretation, directive, guideline or request, to the extent that the Bank reasonably determines such increase in capital to be allocable to the existence of the Bank's Revolving Loans hereunder or of the Bank's commitment to lend hereunder. A certificate substantiating such amounts and identifying the event giving rise thereto, submitted to the Borrower by the Bank, shall be conclusive, absent manifest error.

         (b) The Bank shall notify the Borrower of any event occurring after the date hereof entitling the Bank to any compensation under paragraph (a) above as promptly as practicable, but in any event within 30 days after the Bank obtains actual knowledge thereof; provided that (i) if the Bank fails to give such notice within thirty (30) days after it obtains actual knowledge of such an event, the Bank shall, with respect to compensation payable pursuant to this
Section in respect of any costs resulting from such event, only be entitled to payment under this Section for costs incurred from and after the date thirty
(30) days prior to the date that the Bank does give such notice and (ii) the Bank will use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Lending Office for the Revolving Loans affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of the Bank, be disadvantageous to the Bank.


         Section 2.12.  Increased Costs.

         (a) If after the date hereof, due to either (i) the introduction of or any change in or in the interpretation or enforcement of, any law, regulation, order, ruling, directive, guideline or request, or (ii) the compliance with any order, ruling, directive, guideline or request from any central bank or other governmental authority (whether or not having the force of law) issued, announced, published, promulgated or made after the date hereof, there shall be any increase in the cost to the Bank of agreeing to make or making, funding or maintaining Eurodollar Rate Loans, then the Borrower shall be liable for, and shall from time to time, within thirty (30) days following a demand by the Bank, pay to the Bank for the account of the Bank additional amounts sufficient to compensate the Bank for such increased cost. A certificate substantiating the amount of such increased cost, submitted to the Borrower by the Bank, shall be conclusive, absent manifest error.

         (b) The Bank shall notify the Borrower of any event occurring after the date hereof entitling the Bank to any compensation under paragraph (a) above as promptly as practicable, but in any event within 30 days after the Bank obtains actual knowledge thereof; provided that (i) if the Bank fails to give such notice within thirty (30) days after it obtains actual knowledge of such an event, the Bank shall, with respect to compensation payable pursuant to this
Section in respect of any costs resulting from such event, only be entitled to payment under this Section for costs incurred from and after the date thirty
(30) days prior to the date that the Bank does give such notice and (ii) the Bank will use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Lending Office for the Revolving Loans affected by such event if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the sole opinion of the Bank, be disadvantageous to the Bank.

         Section 2.13. Illegality. Notwithstanding any other provision of this Agreement, if after the date hereof the introduction of, or any change in or in the interpretation or enforcement of, any law, regulation, order, ruling, directive, guideline or request shall make it unlawful, or any central bank or other governmental authority shall assert that it is unlawful, for the Bank or its Lending Office to perform its obligations hereunder to make Eurodollar Rate Loans or to continue to fund or maintain Eurodollar Rate Loans hereunder, then, on notice thereof by the Bank to the Borrower, (i) the obligation of the Bank to make Eurodollar Rate Loans shall terminate (and the Bank shall make all of its Revolving Loans as Base Rate Loans notwithstanding any election by the Borrower to have the Bank make Eurodollar Rate Loans) and (ii) if legally permissible, at the end of the current Interest Period for such Eurodollar Rate Loans, otherwise five (5) Business Days after such notice and demand, all Eurodollar Rate Loans of the Bank then outstanding will automatically convert into Base Rate Loans; provided, however, that before making any such demand, the Bank agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Lending Office if the making of such a designation would allow the Bank or its Lending Office to continue to perform its obligations to make Eurodollar Rate Loans and would not, in the judgment of the Bank, be otherwise disadvantageous to the Bank. A certificate describing such introduction or change in or in the interpretation or enforcement of such law, regulation, order, ruling, directive, guideline or request, submitted to the Borrower by the Bank, shall be conclusive evidence of such introduction, change, interpretation or enforcement, absent manifest error. The Bank and the Borrower agree to negotiate in good faith in order to agree upon a mutually acceptable mechanism to provide that Eurodollar Rate Loans made by the Bank as to which the foregoing conditions occur shall convert into Base Rate Loans.

         Section 2.14. Payments to be Free of Deductions. All payments by the Borrower under this Agreement shall be made without setoff or counterclaim and free and clear of, and without deduction for, any taxes (other than any taxes imposed on or measured by the gross income or profits of the Bank), levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any country or any political subdivision thereof or taxing or other authority therein unless the Borrower is compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrower with respect to any amount payable by it hereunder, it will pay to the Bank, on the date on which such amount becomes due and payable hereunder and in Dollars, such additional amount as shall be necessary to enable the Bank to receive the same net amount which it would have received on such due date had no such obligation been imposed upon the Borrower. If the Bank is at any time, or any permitted assignee of the Bank hereunder (an "Assignee"), is organized under the laws of any jurisdiction other than the United States or any state or other political subdivision thereof, the Bank or the Assignee shall deliver to the Borrower on the date it becomes a party to this Agreement, and at such other times as may be necessary in the determination of the Borrower in its reasonable discretion, such certificates, documents or other evidence, properly completed and duly executed by the Bank or the Assignee (including, without limitation, Internal Revenue Service Form 1001 or Form 4224 or any other certificate or statement of exemption required by Treasury Regulations Section 1.1441-4(a) or Section 1.1441-6(c) or any successor thereto) to establish that the Bank or the Assignee is not subject to deduction or withholding of United States Federal Income Tax under Section 1441 or 1442 of the Internal Revenue Code or otherwise (or under any comparable provisions of any successor statute) with respect to any payments to the Bank or the Assignee of principal, interest, fees or other amounts payable hereunder. Borrower shall not be required to pay any additional amount to the Bank or any Assignee under this Section if the Bank or such Assignee shall have failed to satisfy the requirements of the immediately preceding sentence; provided that if the Bank or any Assignee shall have satisfied such requirements on the date it became a party to this Agreement, nothing in this Section shall relieve Borrower of its obligation to pay any additional amounts pursuant to this Section in the event that, as a result of any change in applicable law, the Bank or such Assignee is no longer properly entitled to deliver certificates, documents or other evidence at a subsequent date establishing the fact that the Bank or the Assignee is not subject to withholding as described in the immediately preceding sentence.

         Section 2.15. Computations. All computations of interest and like payments hereunder on the Revolving Loans shall, in the absence of clearly demonstrable error, be considered correct and binding on the Borrower and the Bank, unless within thirty (30) Business Days after receipt of any notice by the Bank of such outstanding amount, the Borrower notifies the Bank to the contrary.

         Section 2.16.  Compensation. In the event of any prepayment pursuant to
Section 2.6 or 2.7(b), if such prepayment occurs on a date that is not the last day of the Interest Period applicable to the Revolving Loan being prepaid, the Borrower shall pay any amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate the Bank for any loss, cost or expense which the Bank may incur as a result of such prepayment, including without limitation, any loss, cost or expense incurred by reason of funds liquidation or reemployment of deposits or other funds acquired by the Bank to fund or maintain such Eurodollar Rate Loan and any administrative costs, expenses or charges of the Bank as a result thereof. Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so prepaid for the period from the date of such prepayment to the last day of the then current Interest Period for such Eurodollar Rate Loan at the applicable rate of interest for such Eurodollar Rate Loan provided for herein over (ii) the amount of interest that otherwise would have accrued on such principal amount at a rate per annum equal to the interest component of the amount the Bank would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by the Bank), if the Bank has match-funded such Eurodollar Rate
Loan, or the Bank's cost of funds, if the Bank has not match-funded. The Bank will furnish to the Borrower a certificate setting forth the basis and amount of each request by such Bank for compensation under this Section.


                 ARTICLE 3.  SECURITY.

         Section 3.1. Security Agreement and Guaranty. In order to secure payment when due of the principal and interest under the Revolving Note and the other Obligations, the Borrower agrees to deliver to the Bank or cause to be delivered to the Bank on the Closing Date the following:

         (a)  the Security Agreement duly executed by the Borrower;

         (b) the Receivables Purchase Agreement duly executed and delivered by the Borrower and each of the Eligible Sellers;

         (c)  the Guaranty duly executed and delivered by the Guarantor; and

         (d)  the Financing Statements.

         Section 3.2. Pledge Agreement. In order to further secure payment when due of the principal and interest under the Revolving Note and the other Obligations, subject to obtaining the Pledge Approvals, the Borrower agrees to cause to be delivered to the Bank within five (5) Business Days after the Pledge Approvals have been obtained the following:

         (a) the Pledge Agreement duly executed and delivered by the Guarantor;

         (b) stock certificates representing all of the outstanding capital stock of NFIC, NFL and the Borrower (with stock powers signed in blank);

         (c) the Stock Pledge Financing Statements duly executed and delivered by the Guarantor; and

         (d) favorable opinions of counsel to the Guarantor, dated as of the date of the Pledge Agreement, in substantially the form set forth in Exhibit J-3.

         Section 3.3. Further Assurances. At any time following the delivery of this Agreement, the Security Agreement, the Guaranty, or the Pledge Agreement to the Bank, at the request of the Bank, the Borrower will execute any certificate, instrument, statement or document and will procure any such certificate, instrument, statement or document (and pay all connected costs) which the Bank reasonably deems necessary to preserve the security interests of the Bank contemplated hereby.

         Section 3.4. Required Consents and Approvals. The Borrower agrees to use, or cause the Guarantor to use, reasonable efforts to obtain, or cause to be obtained, as soon as practicable, all necessary approvals and consents by the appropriate Insurance Commissioners permitting the pledge of all of the capital stock of NFL, NFIC and the Borrower to the Bank and the execution and delivery of the Pledge Agreement (collectively, the "Pledge Approvals"). The Bank acknowledges and agrees that receipt of the Pledge Approvals is not a condition to performance by the Bank of its obligations hereunder.



           ARTICLE 4.  CONDITIONS PRECEDENT.

         Section 4.1. Documentary Conditions Precedent. The Commitment of the Bank to make Revolving Loans under this Agreement is subject to the condition precedent that the Borrower shall have delivered to the Bank, on or prior to the Closing Date, the following, in form and substance satisfactory to the Bank:

        (a) the Revolving Note for the account of the Bank duly executed by the Borrower;

        (b) a certificate of the Secretary or Assistant Secretary of the Borrower, dated the Closing Date, attesting on behalf of the Borrower to all corporate action taken by the Borrower, including resolutions of its Board of Directors authorizing the execution, delivery and performance of this Agreement, the Security Agreement, the Revolving Note, the Receivables Purchase Agreement and each other document to be delivered by the Borrower pursuant to this Agreement, and attesting to the names and true signatures of the officers of the Borrower authorized to sign this Agreement, the Security Agreement, the Receivables Purchase Agreement, the Revolving Note, and the other documents to be delivered by the Borrower under this Agreement;

        (c) a certificate of the Secretary or Assistant Secretary of the Guarantor, dated the Closing Date, attesting on behalf of the Guarantor to all corporate action taken by the Guarantor, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Guaranty and the Pledge Agreement (following receipt of the Pledge Approvals) and each other document to be delivered by the Guarantor thereunder, and attesting to the names and true signatures of the officers of the Guarantor authorized to sign the Guaranty, the Pledge Agreement (following the receipt of the Pledge Approvals) and the other documents to be delivered by the Guarantor thereunder;

        (d) a certificate of the Secretary or Assistant Secretary of each Eligible Seller, dated the Closing Date, attesting on behalf of such Eligible Seller to all corporate action taken by such Eligible Seller, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Receivables Purchase Agreement and each other document to be delivered by the Eligible Seller thereunder, and attesting to the names and true signatures of the officers of the Eligible Seller authorized to sign the Receivables Purchase Agreement and the other documents to be delivered by the Eligible Seller thereunder;

        (e) a certificate of a Senior Officer of the Borrower, dated the Closing Date, certifying on behalf of the Borrower that (i) the representations and warranties of the Borrower in Article 5 of this Agreement and Section 4 of the Security Agreement are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a Default or Event of Default, (iii) the Borrower has performed and complied with all agreements and conditions contained in this Agreement which are required to be performed or complied with by the Borrower at or before the Closing Date, and (iv) since September 30, 1995, no event has occurred that has had, or could reasonably be expected to have, a Materially Adverse Effect;

        (f) a certificate of a Senior Officer of the Guarantor, dated the Closing Date, certifying on behalf of the Guarantor that (i) the representations and warranties of the Guarantor in Article 4 of the Guaranty are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a Default or Event of Default under this Agreement, (iii) the Guarantor has performed and complied with all agreements and conditions contained in the Guaranty which are required to be performed or complied with by the Guarantor at or before the Closing Date, and
(iv) since September 30, 1995, no event has occurred that has had, or could reasonably be expected to have, a Materially Adverse Effect;

        (g) a certificate of a Senior Officer of each Eligible Seller, dated the Closing Date, certifying on behalf of such Eligible Seller that (i) the representations and warranties of such Eligible Seller in Article IV of the Receivables Purchase Agreement are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a default under the Receivables Purchase Agreement, and (iii) there has been no material adverse change in the financial condition, operations, Properties, business, or as far as the Eligible Seller can reasonably foresee, prospects of the Eligible Seller since September 30, 1995;

        (h) a certificate of a Senior Officer of the Borrower, substantially in the form of Exhibit K, which certificate shall include information required to establish that the Borrower will be in compliance with the covenants set forth in Sections 7.10 to 7.11 of this Agreement, after giving effect to the transactions contemplated herein;

        (i) a certificate of a Senior Officer of the Guarantor, substantially in the form of Attachment 4 to Exhibit A to the Guaranty, which certificate shall include information required to establish that the Guarantor will be in compliance with the covenants set forth in Sections 6.3 to 6.8 of the Guaranty, after giving effect to the transactions contemplated herein and in the Guaranty Agreement;

        (j) a certificate of good standing for the Borrower as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where the Borrower, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified would not have a Materially Adverse Effect;

         (k) a certificate or similar instrument from the appropriate tax authority in the State of Delaware and, if different, its principal place of business, as to the payment by the Borrower of all taxes owed;

         (l) a certificate of good standing for the Guarantor as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where the Guarantor, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified would not have a Materially Adverse Effect;

         (m) a certificate or similar instrument from the appropriate tax authority in the State of Delaware and, if different, its principal place of business, as to the payment by the Guarantor of all taxes owed;

         (n) a certificate of good standing for HCO as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where HCO, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified would not have a Materially Adverse Effect;

         (o) with respect to each Eligible Seller, a certificate or similar instrument from the appropriate tax authority in its jurisdiction of incorporation as to the payment by such Eligible Seller of all taxes owed;

         (p) a certificate of authority from each Insurance Commissioner certifying that each Insurance Affiliate is duly licensed and in good standing with the applicable Insurance Commissioner;

         (q) a favorable opinion of counsel to the Borrower,the Eligible Sellers and the Guarantor dated the Closing Date, in substantially the form set forth in Exhibit J-1 hereto;

         (r) a favorable opinion of counsel to the Guarantor and each Eligible Seller, dated the Closing Date, in substantially the form set forth in Exhibit J-2 hereto;

         (s) a certificate of a Senior Officer of the Borrower certifying that each consent, license, approval and notice required by the Borrower in connection with the execution, delivery, performance, validity and enforceability of this Agreement, the Security Agreement, the Receivables Purchase Agreement and each other document and instrument required to be delivered in connection herewith is in full force and effect, except as otherwise provided in Section 5.15 of this Agreement;

         (t) a certificate of a Senior Officer of the Guarantor certifying that each consent, license, approval and notice required by the Guarantor in connection with the execution, delivery, performance, validity and enforceability of this Agreement, the Security Agreement, the Pledge
Agreement (subject to the Pledge Approvals), the Guaranty, the Receivables Purchase Agreement and each other document and instrument required to be delivered in connection herewith, including the documents described in Article
3 hereof, is in full force and effect, except as otherwise provided in Section
5.15 of this Agreement;

         (u) a certificate of a Senior Officer of each Eligible Seller certifying that each consent, license, approval and notice required by such Eligible Seller in connection with the execution, delivery, performance, validity and enforceability of the Receivables Purchase Agreement and each other document and instrument required to be delivered in connection herewith is in full force and effect, except as otherwise provided in Section 5.15 of this Agreement;

         (v) a Master General Agent Contract for each Master General Agent, attached to a certificate of a Senior Officer of the Eligible Seller party thereto certifying that such Master General Agent Contract is a true, correct and complete copy, including all amendments and supplements thereto, and is in full force and effect on the Closing Date;

         (w) all corporate and legal proceedings and all instruments and agreements in connection with the transactions contemplated by this Agreement, the Security Agreement, the Pledge Agreement (subject to the Pledge
Approvals), the Guaranty and the Receivables Purchase Agreement shall be satisfactory in form and substance to the Bank and the Bank shall have received any and all other information and documents with respect to the Borrower, the Guarantor and any Eligible Seller, which it may reasonably request;

         (x) payment to the Bank of the initial facility fee in the amount of $200,000; and

         (y) payment to Day, Berry & Howard, special counsel to the Bank, of its legal fees and disbursement.


         Section 4.2. Additional Conditions Precedent to Each Loan. The obligation of the Bank to make the Revolving Loans pursuant to a Borrowing (including the initial Borrowing), unless waived by the Bank, shall be subject to the further conditions precedent that on the date of such Revolving Loan:

         (a)  the representations and warranties of the Borrower contained in
Article 5 of this Agreement and Section 4 of the Security Agreement are true and correct in all material respects on and as of the date of such Revolving Loan as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (b)  the representations and warranties of the Guarantor contained in
Article 5 of the Guaranty and Section 2 of the Pledge Agreement (if in effect) are true and correct in all material respects on and as of the date of such Revolving Loan as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (c) the representations and warranties of each Eligible Seller contained in Article IV of the Receivables Purchase Agreement are true and correct in all material respects on and as of the date of such Revolving Loan as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (d) the Borrower has complied with all conditions contained in this Agreement that are required to be complied with by the Borrower, and the Borrower has performed in all material respects all agreements contained in this Agreement and the Security Agreement that are required to be performed by the Borrower;

         (e) there does not exist any Default or Event of Default under this Agreement;

         (f) since the date of the last Borrowing under this Agreement (or if no Borrowing has occurred, since September 30, 1995), there has occurred no event that could reasonably be expected to have a Materially Adverse Effect;

         (g) the Bank shall have received a duly executed Notice of Borrowing in the form of Exhibit F, and a duly executed Borrowing Base Certificate in the form of Exhibit L, except to the extent otherwise provided in
Section 2.3(e);

         (h) the Bank shall have received a duly executed Assignment for each Receivable included in the calculation of the Borrowing Base;

         (i) the Bank shall have received evidenced, in form and substance satisfactory to it, that each consent, approval, order, license, or permit required from any Person, including without limitation any Insurance Commissioner, required to authorize, or required in connection with the performance by the Borrower, the Guarantor or any Eligible Seller of, or the legality, validity, binding effect or enforceability of, this Agreement, the Guaranty or the Receivables Purchase Agreement, including the use of proceeds of any Borrowing by the Borrower to acquire Eligible Receivables, shall have been received or given and remain in full force and effect, and the Bank shall have received updated legal opinions in form and substance satisfactory to the Bank relating to such matters.

         Section 4.3. Deemed Representations. Each Notice of Borrowing hereunder and acceptance by the Borrower of the proceeds of such Borrowing shall constitute a representation and warranty that the statements contained in
Section 4.2, in the Notice of Borrowing and in the Borrowing Base Certificate are true and correct both on the date of such Notice of Borrowing and, unless the Borrower otherwise notifies the Bank prior to such Borrowing, as of the date of such Borrowing.


       ARTICLE 5. REPRESENTATIONS AND WARRANTIES.

         The Borrower hereby represents and warrants the following:

         Section 5.1. Incorporation, Good Standing and Due Qualification. The Borrower is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect. The Borrower has all requisite power and authority to execute and deliver and to perform all of its obligations under this Agreement, the Revolving Note, the Security Agreement, the Receivables Purchase Agreement and the other writings contemplated hereby.

         Section 5.2. Corporate Power and Authority; No Conflicts. The execution, delivery and performance by the Borrower of this Agreement, the Security Agreement, the Receivables Purchase Agreement and the Revolving
Note have been duly authorized by all necessary corporate action and do not and will not (a) require any consent or approval of its stockholders; (b) violate any provisions of its certificate of incorporation or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulation U and X), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Borrower or any Subsidiary;
(d) result in a breach of, or constitute a default or require any consent under, any indenture, mortgage or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower or any Subsidiary is a party or by which it or its Properties may be bound; or (e) except as contemplated hereby, or by the Revolving Note or the Security Agreement, result in, or require, the creation or imposition of any Lien upon or with respect to any of the Properties now owned or hereafter acquired by the Borrower.

         Section 5.3. Legally Enforceable Agreements. This Agreement, the Security Agreement and the Revolving Note constitute the legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         Section 5.4. Litigation. Except as disclosed on Schedule 5.4, there are no actions, suits or proceedings or investigations (other than routine examinations performed by insurance regulatory authorities) pending or, to the knowledge of the Borrower, threatened against or affecting, the Borrower or any of its Subsidiaries, or any Property of any of them before any court, governmental agency or arbitrator, which if determined adversely to the Borrower or any Subsidiary would in any one case or in the aggregate, have a Materially Adverse Effect.

         Section 5.5.   Disclosures.    No written information, exhibit or
report furnished by or on behalf of the Borrower to the Bank in connection with the negotiation of this Agreement, including the report entitled "Agent Debit Balances - October, 1995" of Westbridge Capital Corp., contained any material misstatement of fact or omitted to state any fact necessary to make the statements contained therein not materially misleading. All written financial projections furnished by or on behalf of the Borrower to the Bank in connection with the negotiation of this Agreement, have been prepared in good faith and on reasonable assumptions. Since September 30, 1995, no event or circumstance has occurred that could reasonably be expected to have a Materially Adverse Effect.

         Section 5.6. Ownership and Liens. Each of the Borrower and its Subsidiaries has good and valid title to, or valid leasehold interests in, its material Properties, and none of the material Properties owned by the Borrower or its Subsidiaries, and none of its leasehold interests is subject to any Lien, except any Permitted Liens.

         Section 5.7. Taxes. Each of the Borrower and its Subsidiaries has filed (or had filed on its behalf) all federal and all other material tax returns required to be filed, has paid all due and payable taxes, assessments and governmental charges and levies, including interest and penalties, imposed upon it or upon its Properties, and has made adequate provision for the payment of such taxes, assessments and other charges accruing but not yet due and payable, except with respect to taxes which are being contested in good faith by the Borrower or its Subsidiaries and for which such Person has established and maintains adequate reserves for payment. To the best knowledge of Borrower, there is no tax assessment contemplated or proposed by any governmental agency against the Borrower or any of its Subsidiaries that could reasonably be expected to have a Materially Adverse Effect, other than, as of each date subsequent to the Closing Date, such contemplated or proposed tax assessments with respect to which (i) Borrower has promptly notified Bank in writing of its knowledge and (ii) the Borrower or the appropriate Subsidiary of the Borrower has in good faith commenced, or intends to commence within the time period permitted by the applicable law or regulation, and thereafter diligently pursued or will pursue, as the case may be, appropriate proceedings in opposition to such assessment.

         Section 5.8. ERISA. Each of the Borrower and its Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA. Within the three-year period prior to the date hereof, neither a Reportable Event nor a Prohibited Transaction has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstance exists which constitutes grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; neither the Borrower nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; each of the Borrower and its ERISA Affiliates has met its minimum funding requirements under ERISA with respect to all of its Plans and there are no Unfunded Vested Liabilities and neither the Borrower nor any ERISA Affiliate has incurred any material liability to the PBGC under ERISA other than for premium payments incurred in the normal course of operating the Plans.

         Section 5.9. Subsidiaries and Ownership of Stock. The Borrower has no Subsidiaries.

         Section 5.10. Credit Arrangements. Schedule 5.10 is a complete and correct list of all credit agreements, indentures, guaranties, Capital Leases, mortgages, and other instruments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any of its Subsidiaries is in any manner directly or contingently obligated, other than trade payables in the ordinary course of business; and the maximum principal or face amounts of the credit in question, which are outstanding and which can be outstanding, are therein set forth and are correctly stated as of the date hereof, and all Liens given or agreed to be given as security therefor are therein set forth and are correctly described or indicated in such Schedule.

         Section 5.11. Operation of Business. Each of the Borrower and its Subsidiaries possesses all licenses, permits and franchises, or rights thereto, necessary to conduct its business as now conducted and as presently proposed to be conducted, except where the absence of which could reasonably be expected to have a Materially Adverse Effect, and neither the Borrower nor any of its Subsidiaries is in violation in any material respect of any valid rights of others with respect to any of the foregoing.

         Section 5.12. No Default on Outstanding Judgments or Orders. Each of the Borrower and its Subsidiaries has satisfied all material judgments and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign, which could, in any one case or in the aggregate, reasonably be expected to have a Materially Adverse Effect.

         Section 5.13. No Defaults on Other Agreements. Neither the Borrower nor any of its Subsidiaries is in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

         Section 5.14. Governmental Regulation. Neither the Borrower nor any of its Subsidiaries is subject to regulation under the Investment Company Act of 1940, as amended, or any statute or regulation limiting its ability to incur indebtedness for money borrowed as contemplated hereby.

         Section 5.15. Consents and Approvals. No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Borrower of, or the legality, validity, binding effect or enforceability with respect to the Borrower of, this Agreement, or the Receivables Purchase Agreement, except for
(i) filings and recordings of Liens created pursuant to the Security Agreement,
(ii) those consents, approvals or other similar actions that have been obtained and have not been modified, amended, rescinded or revoked and are in full force and effect, and (iii) consents, approvals or similar actions, the failure of which to obtain or perform could not reasonably be expected to have a Materially Adverse Effect.

         Section 5.16. Partnerships. Neither the Borrower nor any of its Subsidiaries is a partner in any partnership.

         Section 5.17. Environmental Protection. Each of the Borrower and its Subsidiaries has obtained all material permits, licenses and other authorizations which are required under all environmental laws, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including without limitation, ambient air, surface water, ground water, or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes, except to the extent failure to have any such permit, license or authorization could not reasonably be expected to have a Materially Adverse Effect. Each of the Borrower and its Subsidiaries is in compliance with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the environmental laws or contained in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply could not reasonably be expected to have a Materially Adverse Effect. None of the Properties of the Borrower or its Subsidiaries, either owned or leased, have been included or, to the knowledge of the Borrower, proposed for inclusion on the National Priorities List adopted pursuant to the Comprehensive Environmental Response Compensation and Liability Act, as amended, or on any similar list or inventory of sites requiring response or cleanup actions adopted by any other federal, state or local agency.

         Section 5.18. Copyrights, Patents, Trademarks, Etc. Neither the Borrower nor any of its Subsidiaries uses in the operation of its business as presently conducted, any patents, trademarks, service marks, trade names, or copyrighted materials the loss by the Borrower or such Subsidiary of which would have a Materially Adverse Effect.

         Section 5.19. Compliance with Laws. Neither the Borrower nor any of its Subsidiaries is in violation of any laws, ordinances, rules or regulations, applicable to it, of any federal, state or municipal governmental authorities, instrumentalities or agencies, including without limitation, the United States Occupational Safety and Health Act of 1970, as amended, except where such violation could not reasonably be expected to have a Materially Adverse Effect.


         Section 5.20. Receivables. All Receivables and all books, records and documents relating thereto are and will be genuine and in all respects what they purport to be; the amount of each Receivable shown on the books and records of the Borrower (as adjusted on the books and records of the Borrower, from time to time, to reflect payments received by the Borrower with respect to such Receivable) represented as owing or to be owing at maturity by each Eligible Agent Obligor is and will be the correct amount actually owing or to be owing by such Eligible Agent Obligor at maturity. The Borrower has no knowledge of any fact which would impair the validity or collectibility of any Receivable, except to the extent that such impairment could not reasonably be expected to have a Materially Adverse Effect.

         Section 5.21. Use of Proceeds. Neither Borrower nor any of its Subsidiaries nor any Eligible Seller is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any such "margin stock."


           ARTICLE 6.  AFFIRMATIVE COVENANTS

         During the term of this Agreement, and until performance, payment and/or satisfaction in full of the Obligations, the Borrower covenants and agrees that it shall, and shall cause each of its Subsidiaries to, unless the Bank otherwise consents in writing:

         Section 6.1. Maintenance of Existence. Preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is required from time to time, except where failure to be so qualified would not have a Materially Adverse Effect.

         Section 6.2. Conduct of Business. Continue to engage in a business of the same general type as conducted by it on the date of this Agreement.

         Section 6.3. Maintenance of Properties. Maintain, keep and preserve all of its material Properties (tangible and intangible), necessary or useful in the conduct of its business, in good working order and condition, ordinary wear and tear excepted, except that the failure to maintain, preserve and protect a particular item of Property that is not of significant value, either intrinsically or to the operations of Borrower and its Subsidiaries, taken as a whole, shall not constitute a violation of this covenant.

         Section 6.4. Maintenance of Records. Keep accurate and complete records and books of account, in which complete entries will be made in accordance with GAAP, reflecting all financial transactions of the Borrower and its Subsidiaries.

         Section 6.5. Maintenance of Insurance. Maintain insurance (subject to customary deductibles and retentions) with financially sound and reputable insurance companies, in such amounts and with such coverages (including without limitation public liability insurance, fire, hazard and extended coverage insurance on all of its assets, necessary workers' compensation insurance and all other coverages as are consistent with industry practice) as are maintained by companies of established reputation engaged in similar businesses and similarly situated; provided that such insurance may be obtained from Affiliates of the Borrower.

         Section 6.6. Compliance with Laws. Comply in all respects with all applicable laws, rules, regulations and orders, except where the failure to so comply would not have a Materially Adverse Effect. Such compliance shall include, without limitation, paying all taxes, assessments and governmental charges imposed upon it or upon its Property (and all penalties and other costs, if any, related thereto), unless contested in good faith by appropriate proceedings and for which adequate reserves have been set aside.

         Section 6.7. Right of Inspection. From time to time upon prior notice and in accordance with customary standards and practices within the banking industry (including, without limitation, upon any Event of Default or whenever the Bank may have reasonable cause to believe that an Event of Default has occurred and is continuing), the Borrower shall permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the Properties of, the Borrower and its Subsidiaries to discuss the affairs, finances and accounts of the Borrower and any such Subsidiaries with any of their respective officers and directors and the Borrower's independent accountants, and to make such verification concerning the Borrower and its Subsidiaries as may be reasonable under the circumstances, and upon request, furnish promptly to the Bank true copies of all financial information made available to Senior Officers of Borrower and its Subsidiaries; provided, that the Bank shall use reasonable efforts to not materially interfere with the business of the Borrower and its Subsidiaries and to treat as confidential any and all information obtained pursuant to this Section, except to the extent disclosure is required by any law, regulation, order, ruling, directive, guideline or request from any central bank or other government authority (whether or not having the force of law).

         Section 6.8. Reporting Requirements. The Borrower shall, and shall cause each of its Subsidiaries, as applicable, to, furnish to the Bank:

         (a) Annual GAAP Statements of Borrower. Within one hundred twenty (120) days following the end of Borrower's fiscal year copies of:

              (i) the consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as at the close of such fiscal year, and

              (ii) the consolidated and consolidating statements of
                   operations and statements of stockholders' equity and cash flows, in each case of the Borrower and its Subsidiaries for such fiscal year,

         in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP, all in reasonable detail and accompanied by an opinion of Price Waterhouse
         LLP or other firm of independent public accountants of recognized national standing selected by the Borrower and reasonably acceptable to the Bank on such consolidated balance sheets and consolidated statements, to the effect that the financial statements have been prepared in accordance with GAAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with GAAP the financial condition of the Borrower and its Subsidiaries as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as were considered necessary under the circumstances.

         (b) Quarterly GAAP Statements of Borrower. As soon as available, and in any event within sixty (60) days after the end of each quarterly fiscal period of the Borrower (other than the fourth fiscal quarter of any fiscal year), copies of:

              (i) the consolidated and consolidating balance sheets of the Borrower and its Subsidiaries as at the end of such fiscal quarter, and

              (ii) the consolidated and consolidating statements of
                   operations and consolidated statements of stockholders' equity and cash flows, in each case of the Borrower and its Subsidiaries for such fiscal quarter and the portion of such fiscal year ended with such fiscal quarter, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP all in reasonable detail and certified as presenting fairly in accordance with GAAP the financial condition of the Borrower and its Subsidiaries as of the end of such period and the results of operations for such period by a Senior Officer of such company, subject only to normal year-end accruals and audit adjustments and the absence of footnotes.

         (c) Management Letters. Promptly upon receipt thereof, copies of any reports or management letters relating to the internal financial controls and procedures delivered to the Borrower or any of its Subsidiaries by any independent certified public accountant in connection with examination of the financial statements of the Borrower or any such Subsidiary.

         (d) SEC Filings. Promptly after the same are available, copies of each annual report, proxy or financial statement or other report or communication, if any, sent to the stockholders of the Borrower generally and copies of all annual, regular, periodic and special reports and registration statements which the Borrower may file or be required to file with the Securities and Exchange Commission under Sections 13 and 15(d) of the Securities and Exchange Act of 1934.

         (e) Notice of Litigation. Promptly after the commencement thereof, notice of any action, suit and proceeding before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, against the Borrower or any of its Subsidiaries, (A) which, if determined adversely to the Borrower or such Subsidiary, would have a Materially Adverse Effect, or (B) commenced by any creditor or lessor under any written credit agreement with respect to borrowed money or material lease which asserts a default thereunder on the part of the Borrower or any of its Subsidiaries.

         (f) Notices of Default. As soon as practicable and in any event within fifteen (15) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto.

         (g) Other Filings. Promptly upon the filing thereof and at any time upon the reasonable request of the Bank, permit the Bank the opportunity to review copies of all reports, including annual reports, and notices which the Borrower or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as practicable and in any event within fifteen (15) days after the Borrower or any if its Subsidiaries knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower or any such Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower will deliver to the Bank a certificate of a Senior Officer of the Borrower setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower proposes to take with respect thereto.

         (h) Additional Information. Such additional information as the Bank may reasonably request concerning the Borrower and its Subsidiaries and for that purpose all pertinent books, documents and vouchers relating to its business, affairs and Properties, including investments as shall from time to time be designated by the Bank.

         Section 6.9.   Certificates.

         (a) Officers' Certificate. Simultaneously with each delivery of financial statements pursuant to Section 6.8(a) and 6.8(b), the Borrower shall deliver to the Bank a certificate of its Chief Financial Officer which will

              (i) certify on behalf of the Borrower that such officer has reviewed the Agreement and the other Loan Documents and the condition and transactions of the Borrower and its Subsidiaries for the period covered by such financial statements, and state that to the best of his knowledge the Borrower has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Agreement and the other Loan Documents, and no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto,

              (ii) include information (with detailed calculations in the form set out in Exhibit K) required to establish whether the Borrower was in compliance with the covenants set forth in Sections 7.10,
              7.11 and 7.12 of this Agreement during the period covered by the financial statements then being delivered, and

              (iii) include information (with detailed calculations in the form set out in Exhibit K) required to establish whether, as of the last day of each month during the prior calendar quarter, the Borrowing Base exceeded the aggregate principal amount of the Revolving Loans outstanding on each such date.

         (b) Accountant's Certificate. Simultaneously with each delivery of financial statements pursuant to Section 6.8(a), the Borrower will deliver to the Bank a certificate of the independent certified public accountants who certify such statements, stating whether, in the course of their audit of the financial statements, they obtained any knowledge of a condition or event which constitutes a Default or Event of Default and the nature thereof.

         Section 6.10. Further Assurances. The Borrower shall take all such further actions and execute and file or record, at its own cost and expense, all such further documents and instruments as the Bank may at any time reasonably determine may be necessary or advisable; and shall do, execute, acknowledge, deliver, record, file, re-file, record, register and re-register any and all such further acts, deeds, conveyances, estoppel certificates, transfers, certificates, assurances and other instruments as the Bank may reasonably require from time to time in order to carry out more effectively the purposes of this Agreement, the Security Agreement, the Guaranty, the Pledge Agreement, the Receivables Purchase Agreement or the Revolving Note.

         Section 6.11. Compliance with Agreements. Promptly and fully comply with all contractual obligations under all agreements, mortgages, indentures, leases and/or instruments to which any one or more of the Borrower and its Subsidiaries is a party, whether such agreements, mortgages, indentures, leases or instruments are with the Bank or another Person, except where such failure to so comply would not have a Materially Adverse Effect.

         Section 6.12. Use of Proceeds. Use proceeds of the Revolving Loans solely to (i) acquire Eligible Receivables, (ii) repay Revolving Loans made hereunder, (iii) pay to the Bank interest accrued on the Revolving Loans made hereunder, (iv) pay to the Bank the fees described in Section 2.9, (v) pay costs, expenses and charges described in Section 9.3(a), and (vi) pay reasonable costs, expenses and charges of outside legal counsel to the Borrower, the Guarantor and each Eligible Seller incurred in connection with the preparation, negotiation and regulatory approval of this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty, the Receivables Purchase Agreement and the Revolving Note. No part of such proceeds shall be used to purchase or carry, or to extend credit to others for the purpose of purchasing or carrying, any "margin stock" (as such term is defined in Regulation G of the Board of Governors of the Federal Reserve System) in violation of Regulations U and X.


            ARTICLE 7.  NEGATIVE COVENANTS.

         During the term of this Agreement, and until performance, payment and/or satisfaction in full of the Obligations, the Borrower covenants and agrees that Borrower shall not, and shall not permit its Subsidiaries to, unless the Bank otherwise consents in writing:

         Section 7.1. Debt. Create, incur, assume or suffer to exist any Debt, except:

         (a)  Debt of the Borrower under this Agreement and the Revolving
              Note;

         (b)  Debt permitted under Section 7.2 hereof; and

         (c)  Subordinated Debt of the Borrower or its Subsidiaries.

         Section 7.2. Guaranties, Etc. Assume, guarantee, endorse or otherwise be or become directly or contingently responsible or liable (including, but not limited to, an agreement to purchase any obligation, or to supply or advance any funds, or an agreement to cause such Person to maintain a minimum working capital or net worth or otherwise to assure the creditors of any Person against loss) for the obligations of any Person, except guaranties by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

         Section 7.3. Liens. Create, incur, assume or suffer to exist any Lien, upon or with respect to any of its Properties, now owned or hereafter acquired, except (the following being referred to herein as "Permitted Liens"):

         (a) Liens for taxes or assessments or other government charges or levies if not yet due and payable or if due and payable, if they are being contested in good faith by appropriate proceedings and for which appropriate reserves are maintained;

         (b) Liens imposed by law, such as mechanic's, materialmen's, landlord's, warehousemen's and carrier's Liens, and other similar Liens, securing obligations incurred in the ordinary course of business which are not past due for more than forty-five (45) days, or which are being contested in good faith by appropriate proceedings and for which appropriate reserves have been established;

         (c) Liens or deposits under workers' compensation, unemployment insurance, social security or similar legislation (other than ERISA);

         (d) judgment and other similar Liens arising in connection with court proceedings; provided that the execution or other enforcement of such Liens is effectively stayed and the claims secured thereby are being actively contested in good faith and by appropriate proceedings;

         (e) easements, rights-of-way, restrictions and other similar encumbrances which, in the aggregate, do not materially interfere with the occupation, use and enjoyment by the Borrower or any of its Subsidiaries of the Property or assets encumbered thereby in the normal course of its business or materially impair the value of the Property subject thereto; and

         (f)  Liens created pursuant to the Security Agreement.

         Section 7.4. Investments. Neither the Borrower nor any of its Subsidiaries will make any Investment in any other Person, except for Permitted Investments.

         Section 7.5. Mergers and Consolidations and Acquisitions of Assets. Merge or consolidate with any Person (whether or not Borrower or any Subsidiary is the surviving entity), or acquire all or substantially all of the assets or any of the capital stock of any Person.

         Section 7.6. Sale of Assets. Sell, lease or otherwise dispose of any material assets, except in the ordinary course of business.

         Section 7.7. Stock of the Borrower, Subsidiaries, Etc. Issue any additional shares of the Borrower's capital stock to any Person or pledge, assign, hypothecate, transfer, convey, sell or otherwise dispose of, encumber or grant any security interest in, or deliver to any other Person, any shares of capital stock of its Subsidiaries, or permit any such Subsidiaries to issue any additional shares of its capital stock to any Person other than the Borrower or any Subsidiaries, except directors' qualifying shares.

         Section 7.8. Transactions with Affiliates. Enter into any transaction of any kind with any Affiliate of the Borrower, or any Person that owns or holds five percent (5%) or more of the outstanding common stock of the Borrower, other than (a) the Receivables Purchase Agreement, (b) transactions between or among Borrower and its wholly owned Subsidiaries or between or among its wholly owned Subsidiaries or (c) transactions on terms at least as favorable to the Borrower or its Subsidiaries as would be the case in an arm's-length transaction between unrelated parties of equal bargaining power.

         Section 7.9. Capital Expenditures. Make or permit to be made, or commit to make any Capital Expenditure.

         Section 7.10. Minimum Consolidated GAAP Net Worth. As of the end of any fiscal quarter, permit Consolidated GAAP Net Worth of the Borrower and its Subsidiaries to be less than an amount equal to the sum of (a) $1,000,000 plus (b) 50% of any cumulative positive Net Income of the Borrower and its Subsidiaries for each fiscal quarter following the fiscal quarter ending September 30, 1995, plus (c) the net amount after deducting cost of issuance of paid-in capital resulting from any issuance by the Borrower of its capital stock after the date of this Agreement.

         Section 7.11. Minimum Interest Coverage. As of the end of each fiscal quarter permit the Interest Coverage Ratio to be less than 1.10 to 1.00.

         Section 7.12. Minimum Collateral Ratio. At any time, permit the principal amount outstanding under this Agreement to exceed the Borrowing Base.

         Section 7.13.  Distributions.  Make any Distributions to any Person.

         Section 7.14. Receivables Purchase Agreement. Amend, modify or waive any material provision of the Receivables Purchase Agreement.

             ARTICLE 8.  EVENTS OF DEFAULT.

         Section 8.1. Events of Default. Any of the following events shall be an "Event of Default":

         (a) the Borrower shall fail to pay any principal amount when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, or Borrower shall fail to pay any premium or interest, or any fees or other amounts payable hereunder, within five days after the date due;

         (b) any written statement, representation or warranty made by the Borrower in this Agreement, the Security Agreement or the Revolving Note, or which is contained in any certificate, document, financial or other written statement furnished at any time under or in connection with this Agreement or the Revolving Note shall prove to have been incorrect in any material respect on or as of the date made;

         (c) any written statement, representation or warranty made by the Guarantor in the Guaranty or the Pledge Agreement (if delivered), or which is contained in any certificate, document, financial or other written statement furnished at any time under or in connection with the Guaranty or the Pledge Agreement (if delivered) shall prove to have been incorrect in any material respect on or as of the date made;

         (d) the Borrower shall (i) fail to perform or observe any term, covenant, or agreement contained in Section 6.1, Section 6.8(f), Section 6.12 or
Article 7; or (ii) fail to perform or observe any term, covenant, or agreement on its part to be performed or observed (other than the obligations specifically referred to elsewhere in this Section 8.1) in this Agreement (including without limitation any such term, covenant or agreement contained in Article 7 hereof), the Security Agreement, the Receivables Purchase Agreement or the Revolving
Note and such failure shall continue unremedied for thirty (30) consecutive days after either (x) any Senior Officer of the Borrower has knowledge thereof or (y) the Bank has given notice thereof to the Borrower. The Bank shall use reasonable efforts to give the Borrower notice of any Default or Event of Default under this Section 8.1(c); provided, however, that failure to give any such notice shall not impair or otherwise adversely affect the Bank's rights and remedies hereunder;

         (e) the Guarantor shall (i) fail to perform or observe any term, covenant, or agreement contained in Section 5.1 Section 5.8(j), Section 5.12,
Section 5.13 or Article 6 of the Guaranty; or (ii) fail to perform or observe any term, covenant, or agreement on its part to be performed or observed (other than the obligations specifically referred to elsewhere in this Section 8.1) in the Guaranty (including without limitation any such term, covenant or agreement contained in Article 6 thereof) or the Pledge Agreement (if delivered) and such failure shall continue unremedied for thirty (30) consecutive days after either
(x) any Senior Officer of the Borrower has knowledge thereof or (y) the Bank has given notice thereof to the Borrower. The Bank shall use reasonable efforts to give the Borrower and the Guarantor notice of any Default or Event of Default under this Section 8.1(e); provided, however, that failure to give any such notice shall not impair or otherwise adversely affect the Bank's rights and remedies under this Agreement or the Guaranty;

         (f)  any default by any Eligible Seller under the Receivables Purchase
Agreement or       any Eligible Agent Contract that has, or could reasonably
be expected to have, a Materially Adverse Effect;

         (g) any material provision of the Receivables Purchase Agreement or any Eligible Agent Contract shall at any time for any reason have ceased to be valid and binding on any Eligible Seller or shall be declared to be null and void by any court or other Person having jurisdiction or any Eligible Seller shall deny that it has any further liability or obligation under the Receivables Purchase Agreement or any Eligible Agent Contract;

         (h) any default by any Eligible Agent Obligor under any Eligible Agent Contract that has, or could reasonably be expected to have, a Materially Adverse Effect;

         (i) any material provision of any Eligible Agent Contract shall at any time for any reason have ceased to be valid and binding on the Eligible Agent Obligor party thereto or any Eligible Agent Contract shall be declared to be null and void by any court or other Person having jurisdiction or the Eligible Agent Obligor party thereto shall deny that it has any or further liability or obligation under the Eligible Agent Contract, if the occurrence of such event has, or could reasonably be expected to have a Materially Adverse Effect;

         (j)  the Guarantor or any Subsidiary (including the Borrower) shall
(i) fail to pay any indebtedness, including but not limited to indebtedness for borrowed money (other than the payment Obligations described in (a) above), of the Guarantor or such Subsidiary, as the case may be, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise); or (ii) fail to perform or observe any term, covenant or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness, when required to be performed or observed and such failure continues after any applicable notice and grace period, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of the maturity of such indebtedness, or (iii) any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; provided, however, that it shall not be a Default or Event of Default under this Section 7.1(j) unless the aggregate principal amount of indebtedness described in clauses (i) through
(iii) above shall exceed $20,000;

         (k)  the Guarantor or any of its Subsidiaries, including the Borrower,
(i) shall generally not, or be unable to, or shall admit in writing its inability to, pay its debts as such debts become due; or (ii) shall make an assignment for the benefit of creditors or petition or apply to any tribunal for the appointment of a custodian, receiver or trustee for it or a substantial part of its assets; or (iii) shall commence any proceeding under any bankruptcy, reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; or (iv) shall have had any such petition or application filed or any such proceeding shall have been commenced against it in which an adjudication or appointment is made or order for relief is entered, or which petition, application or proceeding remains undismissed for a period of sixty (60) consecutive days or more; or (v) shall be the subject of any proceeding under which all or substantially all of its assets may be subject to seizure, forfeiture or divestiture (other than a proceeding in respect of a Lien permitted under this Agreement); or (vi) by any act or omission shall indicate its consent to, approval of or acquiescence in any such petition, application or proceeding or order for relief or the appointment of a custodian, receiver or trustee for all or any substantial part of its Property; or (vii) shall suffer any such custodianship, receivership or trusteeship to continue undischarged for a period of sixty (60) consecutive days or more;

         (l) (A) Any Insurance Commissioner shall apply for an order pursuant to any section of the applicable insurance code, directing the rehabilitation, conservation or liquidation of any Insurance Affiliate, and any such application shall not be dismissed or otherwise terminated during a period of sixty (60) consecutive days, or a court of competent jurisdiction shall enter an order granting the relief sought; or (B) any Insurance Commissioner shall file a complaint or petition pursuant any applicable insurance code seeking the dissolution of any Insurance Affiliate, and such complaint or petition is not dismissed or otherwise terminated for a period of sixty (60) consecutive days, or a court of competent jurisdiction shall order the dissolution of any Insurance Affiliate;

         (m) one or more judgments, decrees or orders for the payment of money in excess of $20,000 in the aggregate shall have been rendered against the Borrower or any of its Subsidiaries (excluding judgments which are covered by insurance other than self-insurance) and such judgments, decrees or orders shall continue unsatisfied and in effect for a period of sixty (60) consecutive days without being vacated, discharged, satisfied or stayed or bonded pending appeal;

         (n) any of the following events shall occur or exist with respect to the Guarantor or any ERISA Affiliate, including the Borrower: (i) any Prohibited Transaction involving any Plan; (ii) any Reportable Event shall occur with respect to any Plan; (iii) the filing under Section 4041 of ERISA of a notice of intent to terminate any Plan or the termination of any Plan (other than in a "standard termination" referred to in Section 4041 of ERISA); (iv) any event or circumstance exists which would constitute grounds entitling the PBGC to institute proceedings under Section 4042 of ERISA for the termination of, or for the appointment of a trustee to administer any Plan, or the institution by the PBGC of any such proceedings; (v) complete or partial withdrawal under
Section 4201 or 4204 of ERISA from a Multiemployer Plan or the reorganization, insolvency or termination of any Multiemployer Plan; and in each case above, such event or condition, together with all other such events or conditions, if any, would in the reasonable opinion of the Bank subject the Borrower to any tax, penalty or other liability to a Plan, Multiemployer Plan, the PBGC or otherwise (or any combination thereof), or subject the Guarantor or any Subsidiary (other than the Borrower) to any tax, penalty or other liability to a Plan, Multiemployer Plan, the PBGC or otherwise (or any combination thereof) which in the aggregate exceed or may exceed $200,000;

         (o) any material provision of the Guaranty or the Pledge Agreement (if delivered) shall at any time for any reason have ceased to be valid and binding on the Guarantor or shall be declared to be null and void by any court or other Person having jurisdiction;

         (p) any material provision of this Agreement or the Security Agreement shall at any time for any reason have ceased to be valid and binding on the Borrower or shall be declared to be null and void by any court or other Person having jurisdiction; or

         (q) the validity or enforceability of this Agreement, the Security Agreement, the Guaranty or the Pledge Agreement (if delivered) shall be contested by the Guarantor or any of its Subsidiaries, including the Borrower, or the Guarantor or any of its Subsidiaries, including the Borrower, shall deny it has any further liability or obligation thereunder.

         Section 8.2. Remedies. Without limiting any other rights or remedies of the Bank provided for elsewhere in this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty or the Revolving Note, or by applicable law, or in equity, or otherwise, if any Event of Default shall occur and be continuing, the Bank may by notice to the Borrower, (i) declare the Commitment to be terminated, whereupon the same shall forthwith terminate,
(ii) declare all amounts owing under this Agreement and the Revolving Note (whether or not such Obligations be contingent or unmatured) to be forthwith due and payable, whereupon all such amounts shall become and be forthwith due and payable, without presentment, demand, protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; provided that, in the case of an Event of Default referred to in Section 8.1(k) above with respect to the Borrower, the Commitment shall be immediately terminated, and all such amounts shall be immediately due and payable without notice, presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrower.

               ARTICLE 9.  MISCELLANEOUS.

         Section 9.1. Amendments and Waivers. No amendment or waiver of any provision of this Agreement, the Security Agreement, or the Revolving
Note nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank and the Borrower, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

         Section 9.2. Usury. Anything herein to the contrary notwithstanding, the Obligations of the Borrower with respect to this Agreement and the Revolving Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt thereof would be contrary to provisions of law applicable to the Bank limiting rates of interest which may be charged or collected by the Bank.

         Section 9.3.   Expenses; Indemnities.

         (a) Unless otherwise agreed in writing, the Borrower shall reimburse the Bank on demand for all reasonable costs, expenses and charges (including without limitation reasonable fees and charges of its attorneys) incurred by the Bank in connection with the preparation and negotiation of this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty, the Receivables
Purchase Agreement and the Revolving Note. The Borrower further agrees to pay the Bank on demand for all reasonable costs, expenses and charges(including without limitation, reasonable fees and charges of external legal counsel for the Bank) incurred by the Bank in connection with the performance, modification and amendment of this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty, the Receivables Purchase Agreement and the Revolving Note. The Borrower further agrees to pay on demand all reasonable costs and expenses (including reasonable counsel fees and expenses), if any, in connection with the enforcement, including without limitation the enforcement of judgments (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty, the Receivables Purchase Agreement or the Revolving Note or any other document to be delivered hereunder or thereunder. Until paid, the amount of any cost, expense or charge shall constitute, together with all accrued interest thereon, part of the Obligations.

         (b) The Borrower hereby agrees to indemnify the Bank upon demand at any time, against any and all losses, costs or expenses which the Bank may at any time or from time to time sustain or incur as a consequence of (i) any failure by the Borrower to pay, punctually on the due date thereof, any amount payable by the Borrower to the Bank or (ii) the acceleration, in accordance with the terms of this Agreement, of the time of payment of any of the Obligations of the Borrower. Such losses, costs or expenses may include, without limitation,
(i) any commercially reasonable costs incurred by the Bank in carrying funds to cover any overdue principal, overdue interest, or any other overdue sums payable by the Borrower to the Bank or (ii) any losses incurred or sustained by the Bank in liquidating or reemploying funds acquired by the Bank from third parties, except to the extent caused by the Bank's gross negligence or willful misconduct.

         (c) The Borrower agrees to indemnify the Bank and its directors, officers, employees, agents and Affiliates from, and hold each of them harmless against, any and all losses, liabilities, claims, damages, costs or expenses incurred by any of them arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to any transaction contemplated by this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty or the Receivables Purchase Agreement, any actions or omissions of the Borrower, the Guarantor or any of its Subsidiary or any of their respective directors, officers, employees or agents in connection with this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty or the Receivables Purchase Agreement, or any actual or proposed use by the Borrower or any Subsidiary of the proceeds of the Revolving Loans, including without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified).

         (d) The Borrower agrees to indemnify the Bank and its directors, officers, employees, agents and Affiliates from, and hold each of them harmless against, any and all losses, liabilities, claims, damages, costs or expenses (including without limitation, reasonable fees and disbursements of counsel, engineers or similar professionals) which may be incurred by or asserted against the Bank or any such party in connection with or arising out of or relating to
(i) the Bank's compliance with any environmental law with respect to the Properties or operations of the Borrower or its Subsidiaries, (ii) any natural resource damages, governmental fines or penalties or other amounts mandated by any governmental authority, court order, demand or decree in connection with the disposal by the Borrower or its Subsidiaries either on-site or off-site (including leakage or seepage from any such site including third party treatment facilities) of pollutants, contaminants or hazardous wastes and (iii) any personal injury or property damage to third parties resulting from such pollutants, contaminants or hazardous wastes.

         Section 9.4. Term; Survival. This Agreement shall continue in full force and effect as long as any Obligations are owing by the Borrower to the Bank. No termination of this Agreement or any other Loan Document shall in any way affect or impair the rights and obligations of the parties hereto relating to any transactions or events prior to such termination date, and all warranties and representations of the Borrower shall survive such termination. All representations and warranties made hereunder and in any document, certificate, or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement or the Revolving Note. The obligations of the Borrower under Sections 2.11, 2.12 and 9.3 shall survive the repayment of the Revolving Loans and the termination of the Commitment.

         Section 9.5. Assignment; Participations. This Agreement shall be binding upon, and shall inure to the benefit of, the Borrower, the Bank and their respective successors and assigns, except that the Borrower may not assign or transfer its rights or obligations hereunder. Subject to the consent of the Insurance Commissioner, if required, the Bank may (i) sell Participations in,
(ii) upon ten (10) days' notice to the Borrower may assign all, but not a part, of any Revolving Loan to another lender, (iii) without notice to the Borrower may assign all or any part of any Revolving Loan to any Affiliate of the Bank, or (iv) with the prior written consent of the Borrower, which consent will not unreasonably be withheld, may assign less than all of any Revolving Loan to another lender, in which event (a) in the case of an assignment, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it were the Bank hereunder; and (b) in the case of a participation, the participant shall have no rights under this Agreement or the Revolving Note. The agreement executed by the Bank in favor of any participant shall not give such participant the right to require the Bank to take or omit to take any action hereunder except action directly relating to (i) the extension of a regularly scheduled payment date with respect to any portion of the principal of or interest on any amount outstanding hereunder allocated to such participant, (ii) the reduction of the principal amount allocated to such participant or (iii) the reduction of the rate of interest payable on such amount or any amount of fees payable hereunder to a rate or amount, as the case may be, below that which the participant is entitled to receive under its agreement with the Bank. The Bank may furnish any information concerning the Borrower in the possession of the Bank from time to time to assignees and participants (including prospective assignees and participants); provided that the Bank shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information in accordance with the provisions set forth in Section 9.14.

         Section 9.6. Notices. All notices, requests, demands and other communications provided for herein shall be in writing and shall be (i) hand delivered; (ii) sent by certified, registered or express United States mail, return receipt requested, or reputable next-day courier service; or (iii) given by telex, telecopy, telegraph or similar means of electronic communication. All such communications shall be effective upon the receipt thereof. Notices shall be addressed to the Borrower and the Bank at their respective addresses set forth on the signature pages of this Agreement, or to such other address as the Borrower or the Bank shall theretofore have transmitted to the other party in writing by any of the means specified in this Section.

         Section 9.7. Setoff. The Borrower agrees that, in addition to (and without limitation of) any right of setoff, banker's lien or counterclaim the Bank may otherwise have, the Bank shall be entitled, at its option, to offset balances (general or special, time or demand, provisional or final, and regardless of whether such balances are then due to the Borrower) held by it for the account of the Borrower at any of the Bank's offices, in Dollars or in any other currency, against any amount payable by the Borrower under this Agreement or the Revolving Note that is not paid when due, taking into account any applicable grace period, in which case it shall promptly notify the Borrower thereof; provided that the Bank's failure to give such notice shall not affect the validity thereof.

         Section 9.8.   Jurisdiction; Immunities.

         (a) The Borrower hereby irrevocably submits to the jurisdiction of any Connecticut State or United States Federal court sitting in Connecticut over any action or proceeding arising out of or relating to this Agreement, the Security Agreement, the Pledge Agreement, the Guaranty, the Receivables
Purchase Agreement or the Revolving Note, and the Borrower hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Connecticut State or Federal court. The Borrower irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Borrower at its address specified in Section 9.6. The Borrower agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Borrower further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Borrower further agrees that any action or proceeding brought against the Bank shall be brought only in Connecticut State or United States Federal courts sitting in Connecticut.

         (b) Nothing in this Section shall affect the right of the Bank to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Borrower or its Property in the courts of any other jurisdictions.

         Section 9.9. Table of Contents; Headings. Any table of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.

         Section 9.10. Severability. The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

         Section 9.11. Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing any such counterpart.

         Section 9.12. Integration. This Agreement, the Security and the Revolving Note set forth the entire agreement between the parties hereto relating to the transactions contemplated hereby and thereby and supersede any prior oral or written statements or agreements with respect to such transactions.

         Section 9.13. Governing Law. This Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of Connecticut.

         Section 9.14. Confidentiality. Subject to the following sentence, the Bank (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) and any assignee of the Bank becoming a party to this Agreement agrees to use its best efforts, consistent with its normal procedures for handling confidential information in accordance with safe and sound bank practices, to retain in confidence and not disclose without the prior written consent of the Borrower any written information about the Borrower and its Subsidiaries obtained pursuant to the requirements of this Agreement, except as permitted under Section 9.5 of this Agreement. Notwithstanding the foregoing, the Bank (a) may disclose or otherwise use such information to the extent that such information is required in any application, report, statement or testimony submitted to any governmental agency having or claiming to have jurisdiction over the Bank, (b) may disclose or otherwise use such information to the extent that such information is required in response to any summons or subpoena or in connection with any litigation affecting the Bank, (c) may disclose or otherwise use such information to the extent that such information is reasonably believed by the Bank (after notification to the Borrower, unless such notification is prohibited by law) to be required in order to comply with any law, order, regulation, or ruling applicable to the Bank, and (d) may disclose or otherwise use such information to the extent that such information becomes publicly available.

        Section 9.15. Authorization of Third Parties to Deliver Opinions, Etc. The Borrower hereby authorizes and directs each Person whose preparation or delivery to the Bank of any opinion, report or other information is a condition or covenant under this Agreement (including under Articles 5, 6 and 7) to so prepare or deliver such opinion, report or other information for the benefit of the Bank. The Borrower agrees to confirm such authorizations and directions provided for in this Section 9.15 from time to time as may be requested by the Bank.

         Section 9.16.  Borrower's Waivers.  THE BORROWER
ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH
RESPECT
TO THIS TRANSACTION AND THIS AGREEMENT AND THAT IT MAKES THE
FOLLOWING WAIVERS
KNOWINGLY AND VOLUNTARILY:

         (a)  THE BORROWER IRREVOCABLY WAIVES TRIAL BY
         JURY IN ANY COURT AND IN ANY SUIT, ACTION OR
         PROCEEDING OR ANY MATTER ARISING IN CONNECTION
         WITH OR IN ANY WAY RELATED TO THE TRANSACTIONS
         CONTEMPLATED BY THIS AGREEMENT, THE REVOLVING
         NOTE, THE SECURITY AGREEMENT OR ANY OF THE
         BORROWER'S DOCUMENTS RELATED THERETO AND THE
         ENFORCEMENT OF ANY OF THE BANK'S RIGHTS AND
         REMEDIES; AND

         (b)  THE BORROWER EXPRESSLY ACKNOWLEDGES THAT
         THIS AGREEMENT IS DELIVERED AS PART OF A
         COMMERCIAL TRANSACTION AS SUCH TERM IS USED AND DEFINED IN CHAPTER 903a OF THE CONNECTICUT GENERAL STATUTES AND VOLUNTARILY AND KNOWINGLY WAIVES
         ANY AND ALL RIGHTS WHICH ARE OR MAY BE CONFERRED UPON IT UNDER CHAPTER 903a OF SAID STATUTES (OR ANY OTHER STATUTE AFFECTING PREJUDGMENT REMEDIES) TO ANY NOTICE OR HEARING OR PRIOR COURT ORDER OR THE POSTING OF ANY BOND PRIOR TO ANY PREJUDGMENT
         REMEDY WHICH THE BANK MAY USE.

         Section 9.17. State of Making and Substantial Performance. The parties hereto agree that this Agreement is being made and is to be substantially performed in the State of Connecticut.

      [Remainder of page intentionally left blank]

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                   WESTBRIDGE FUNDING CORPORATION


                   By: /s/ Patrick J. Mitchell
                      Name: Patrick J. Mitchell
                      Title: CFO

                   Address for Notices:

                   777 Main Street
                   Fort Worth, TX  76102
                   Attn:  Chief Financial Officer
                   Telecopier No.: (817) 878-3880

                   With a copy to:

                   Milbank, Tweed, Hadley & McCloy
                   1 Chase Manhattan Plaza
                   New York, NY 10005-1413
                   Attn: Jonathan R. Rod, Esq.
                   Telecopier No.: (212) 530-5219


                   FLEET NATIONAL BANK OF CONNECTICUT

                   By: /s/ David A. Wilkie
                      Name: David A. Wilkie
                      Title: A.V.P.

                   Address for Notices:

                   Insurance Industry Department
                   777 Main Street, MSN 250
                   Hartford, CT 06115
                   Attn:  David Wilkie
                   Telecopier No.: (860) 986-1264

                   With a copy to:

                   Richard C. MacKenzie, Esq.
                   Day, Berry & Howard
                   CityPlace I
                   Hartford, CT 06103-3499
                   Telecopier No.: (860) 275-0343

                                           SCHEDULE 1.1


            COMMITMENTS AND LENDING OFFICES




Name and Address of
Bank

Commitment
Amount
Percentage of
Aggregate
Commitments


Type of Loans


Fleet National Bank of
Connecticut
777 Main Street
Hartford, CT 06115
$20,000,000
100%
Base Rate,
Eurodollar Rate

                      SCHEDULE 5.4

                       LITIGATION


                          NONE

                    SCHEDULE 5.6

                         LIENS



                          NONE

                     SCHEDULE 5.10

                  CREDIT ARRANGEMENTS



                          NONE

                      EXHIBIT A

                     REVOLVING NOTE



$20,000,000.00                 Hartford, Connecticut
                                   December __, 1995


    WESTBRIDGE FUNDING CORPORATION (the "Borrower"), for value received, hereby unconditionally promises to pay to the order of FLEET NATIONAL BANK OF CONNECTICUT, a national banking association (the
"Bank") at its office located at 777 Main Street, Hartford, Connecticut 06115, for the account of the appropriate Lending Office of the Bank, the principal sum of TWENTY MILLION AND NO/100 Dollars ($20,000,000) or, if less, the unpaid principal amount loaned by the Bank to the Borrower pursuant to the Agreement referred to below, in lawful money of the United States of America and in immediately available funds, on the date(s) and in the manner provided in said Agreement. The Borrower also promises to pay interest on the unpaid principal balance hereof, for the period such balance is outstanding, at said principal office for the account of said Lending Office, in like money, at the rates of interest, on the date(s) and in the manner provided in said Agreement; and to pay interest on any overdue principal and interest at the Default Rate.

    The date, type, amount and maturity date for each Revolving Loan made by the Bank to the Borrower under the Agreement referred to below, and each payment of principal thereof, shall be recorded by the Bank on its books and, prior to any transfer of this Revolving Note (or, at the discretion of the Bank, at any other time), endorsed by the Bank on the schedule attached hereto or any continuation thereof or otherwise recorded and maintained in its internal records.

    This is the Revolving Note referred to in that certain Credit Agreement
(as amended from time to time, the "Agreement") dated as of December 28, 1995 between the Borrower and the Bank and evidences the Revolving Loans made by the Bank thereunder and is secured by a Security Agreement and a Guaranty as set forth in the Agreement, and may be secured by a Pledge Agreement as set forth in the Agreement, and is entitled to the benefits thereof. All terms not defined herein shall have the meanings given to them in the Agreement.

    The Agreement provides for the acceleration of the maturity of this Revolving Note upon the occurrence of certain Events of Default and for prepayments on the terms and conditions specified therein.

    The Borrower waives presentment, notice of dishonor, protest and any other notice or formality with respect to this Revolving Note.

    No waiver of any right or remedy under this Revolving Note shall in any event be effective unless the same shall be in writing and signed by the waiving party, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given.

    In accordance with the provisions of the Agreement, the Borrower shall reimburse the Bank on demand for all reasonable costs, expenses and charges (including without limitation, reasonable fees and charges of external legal counsel for the Bank) incurred by the Bank in connection with the preparation, performance or enforcement of this Revolving Note.

    This Revolving Note shall be binding on the Borrower and its permitted successors and assigns and shall inure to the benefit of the Bank and its permitted successors and assigns, provided that the Borrower may not delegate any obligations hereunder without the prior written consent of the Bank.

    This Revolving Note shall be governed by, and interpreted and construed in accordance with, the laws of the State of Connecticut.

THE BORROWER EXPRESSLY ACKNOWLEDGES THAT THE
REVOLVING LOANS EVIDENCED HEREBY ARE PART OF A
COMMERCIAL TRANSACTION AS SUCH TERM IS USED AND
DEFINED IN CHAPTER 903a OF THE CONNECTICUT GENERAL
STATUTES AND HEREBY VOLUNTARILY AND KNOWINGLY WAIVES
ANY AND ALL RIGHTS WHICH ARE OR MAY BE CONFERRED UPON
IT UNDER CHAPTER 903a OF SAID STATUTES (OR ANY OTHER
STATUTE AFFECTING PREJUDGMENT REMEDIES) TO ANY NOTICE
OR HEARING OR PRIOR COURT ORDER OR THE POSTING OF ANY
BOND PRIOR TO ANY PREJUDGMENT REMEDY WHICH THE BANK
MAY USE.  THE BORROWER ACKNOWLEDGES THAT IT HAS BEEN
ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS
TRANSACTION AND THE REVOLVING LOANS.

    IN WITNESS WHEREOF, the undersigned has caused this Revolving
Note to be duly executed as of the day and year first above written.

                                  WESTBRIDGE FUNDING
                                    CORPORATION


                                  By:
                                      Print Name:
                                      Print Title:

                                                 Schedule to
                                                 Revolving Note

                   REVOLVING LOANS AND PAYMENTS


        Amount and               Payments           Unpaid
         Type of     Maturity    Principal/        Principal           Notation
Date      Loan         Date      Interest          Balance                By


____     ________    ________    _________     _______________         ________

                           EXHIBIT B-1


                 FORMS OF ELIGIBLE AGENT CONTRACT

                           EXHIBIT B-2


              FORMS OF MASTER GENERAL AGENT CONTRACT

                            EXHIBIT C



             Schedule of Maximum Advance Percentage
                         By Policy Type




 Type of Policy                                       Maximum
                                                      Advance
                                                    Percentage


MEDICAL EXPENSE
     HSC, HSG, SSC, SSG, MM95, LMGMM1, AGMM1,
     MSE, NFLS92                                         75%


MEDICARE SUPPLEMENT
     NCMSA, NCMSB, NCMSD, NCMSF, NCDMA, NCMDB,
     AMSSA, AMSSB, AMSSC                                150%*


HOME HEALTH CARE/ LONG TERM CARE
     HHCP, LTC                                           75%


CANCER
     LSMCS, CSD-92                                      100%


LIFE
     EZ-100, TERM70                                     100%


CHAMPUS SUPPLEMENT
     CHMPS                                               75%


ACCIDENT
     ACCT-C                                              75%

         * Level Commission states only, in all other states the Maximum Advance Percentage is 100%.

                                                        EXHIBIT D


                       Eligible Receivable
                       ELIGIBILITY CRITERIA


    As of any date of determination, each Receivable that is included in the Borrowing Base calculation as an "Eligible Receivable" shall have all of the following characteristics:

1. has been purchased by the Borrower pursuant to the terms of the Receivables Purchase Agreement, and is identified on a duly executed Assignment substantially in the form of Exhibit A to the Receivables Purchase Agreement, a copy of which Assignment shall have been delivered to the Bank;

2. has a Cut-Off Date (as defined in the Receivables Purchase Agreement) relating to the sale of such Receivable not later than six months prior to the Revolving Loan Termination Date;

3. has not been outstanding for more than six (6) months prior to the Cut-Off Date (as defined in the Receivables Purchase Agreement) relating to the sale of such Receivable, except for Receivables sold on the first Closing Date under the Receivables Purchase Agreement, which may be outstanding for up to fifteen (15) months prior to the applicable Cut-Off Date;

4. is evidenced by an Eligible Agent Contract (substantially in the form of Exhibit B-1 or Exhibit B-2) properly completed and executed, a copy of which Eligible Agent Contract (a) shall have been delivered to the Borrower on or prior to the date such Receivable is acquired and (b) shall be the genuine, legal, valid and binding obligation of the Eligible Agent Obligor and Eligible Seller parties thereto, enforceable by the Borrower and its assignee in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, at law or in equity;

5. has not been sold, transferred, assigned or pledged by the selling Eligible Seller to any Person other than the Borrower, and the Borrower has good title to such Receivable free and clear of any Lien other than Liens created pursuant to the Security Agreement;

6. arises in connection only with origination of an Insurance Policy offered by an Insurance Affiliate or Blue Cross / Blue Shield of California which:

    (a)  is of a type set forth on Exhibit C,

    (b) has been originated in the United States of America by an Eligible Agent Obligor in the ordinary course of such Person's business of selling insurance as an independent insurance agent or broker,

    (c) as of the Cut-Off Date (as defined in the Receivables Purchase Agreement) relating to the sale of the related Receivable, is a valid, binding and legally enforceable obligation of the issuing insurance company, and such issuing insurance company had the requisite authority and capacity to sell and issue such Insurance Policy and such Insurance Policy does not violate any applicable law or contravene any other agreement to which the issuing insurance company is subject, and

    (d) as of (X) the Cut-Off Date (as defined in the Receivables Purchase Agreement) relating to the sale of such Receivable and (Y) on at least one (1) day during the ninety (90) day period immediately preceding any date of determination, is not terminated by the insured or the insurer and is in full force and effect in accordance with its terms enforceable by the issuing insurance company against the insured in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, at law or in equity; and

    (e) should generate premium revenue that, if paid by the insured in accordance with the terms of the Insurance Policy, will, in accordance with the terms of the related Eligible Agent Contract, result in the payment to the Eligible Agent Obligor on or prior to the Revolving Loan Termination Date, but not later than the date that is fifteen (15) months after the date of issuance of such Insurance Policy, of 100% of the First-Year Commissions associated with such Insurance Policy.

7. complies at all times in all material respects with all requirements of applicable federal, State and local laws, and regulations thereunder,

8. has not been satisfied, subordinated or rescinded, nor has the security interest securing such Receivable been released from the Lien granted by the related Eligible Agent Obligor in whole or in part;

9. has not been discharged under a bankruptcy proceeding and the Eligible Agent Obligor is not in a bankruptcy or insolvency proceeding;

10. has no right of rescission, setoff, counterclaim or defense which has been asserted or threatened with respect to such Receivable by any party to the related Eligible Agent Contract, except any right of setoff exercisable by an Eligible Seller party thereto against the related Eligible Agent Obligor as contemplated by the Receivables Purchase Agreement or otherwise;

11. has not been originated in, nor is such Receivable subject to the laws of, any jurisdiction under which the sale, transfer and assignment of such Receivable to the Borrower or under the Security Agreement would be unlawful, void or voidable;

12. bears interest at a minimum rate per annum of 7%, provided that at least 75% of the aggregate outstanding Receivables shall bear interest at a minimum rate per annum of 12%, and provided, further, that Receivables in an aggregate amount not to exceed $2,000,000 relating to advances made by NFL prior to November 1, 1995 in respect of insurance policies sold by Freedom Life Insurance Company of America shall not be required to bear interest;

13. with respect to which the First-Year Commissions advanced to the related Eligible Agent Obligor do not exceed the Maximum Advance Percentage
    (as set forth on Exhibit C) of annual premium payments required to be made by the insured under the related Insurance Policy.

                            EXHIBIT E

                       FORM OF WCC GUARANTY

                            EXHIBIT F

                       Notice of Borrowing

                                                       , 19



Fleet National Bank of Connecticut
777 Main Street
Hartford, Connecticut  06115

Attention:    Insurance Industry Department

    Re: Credit Agreement dated as of December 28, 1995 (the "Agreement") between Westbridge Funding Corporation (the "Borrower") and Fleet National Bank of Connecticut

Ladies and Gentlemen:

    Pursuant to Section 2.3 of the Agreement, the undersigned Borrower hereby gives you irrevocable notice that the Borrower requests a Revolving Loan under the Agreement, and in that connection Borrower sets forth below the information relating to such Revolving Loan:

    Borrowing Date:

    Aggregate Principal
    Amount:

    Type of Loan (Base
    Rate or Eurodollar
    Rate):


    Eurodollar
    Interest Period:


    As required by Section 4.2 of the Agreement, the undersigned officer on behalf of the Borrower hereby certifies that:

    (a) the representations and warranties of the Borrower contained in Article 5 of the Agreement and Section 4 of the Security Agreement are true and correct in all material respects on and as of the date hereof (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

    (b) the Borrower has complied with all conditions contained in the Agreement that are required to be complied with by the Borrower as of this date, and the Borrower has performed in all material respects all agreements contained in the Agreement and the Security Agreement that are required to be performed by the Borrower;

    (c) there does not exist any Default or Event of Default under the Agreement;

    (d) attached hereto is a true, complete and correct Borrowing Base Certificate in the form of Exhibit L to the Agreement;

    (e) attached hereto is a form of Assignment substantially in the form of Exhibit A to the Receivables Purchase Agreement (including Schedule I thereto) covering any Receivables not previously included in the Borrowing Base, which Assignment will be duly executed and delivered to the Borrower by each Eligible Seller, as applicable, on or prior to the Borrowing Date; and

    (f) each of the other conditions precedent set forth in Section 4.2 have been satisfied and complied with.

All capitalized terms used in this notice not otherwise defined herein shall have the same meaning as assigned to them in the Agreement.


                                  WESTBRIDGE FUNDING
                                   CORPORATION



                                  By:
                                      Print Name:
                                      Print Title:

                            EXHIBIT G

                     FORM OF PLEDGE AGREEMENT

                            EXHIBIT H

                    FORM OF SECURITY AGREEMENT
                            EXHIBIT I


                  LIST OF MASTER GENERAL AGENTS



                      Master General Agent

                        Eligible Seller



American Senior Security Plans, LLC

NFIC



Cornerstone National Marketing Corp.

NFIC
NFL
AIC



National Farm & Ranch Group, Inc.


NFIC
NFL
AIC



Life styles Marketing Group, Inc.


NFL
AIC



Senior Benefits, L.L.C.


NFL
AIC



HealthCare One Insurance Agency Inc.


AIC



Tim McCoy & Associates, Inc.


AIC




Freedom Life Insurance Company of America

NFL

                           EXHIBIT J-1

                           EXHIBIT J-2

                           EXHIBIT J-3


           (Description of Opinion of Counsel to the Guarantor regarding the Pledge Agreement)


         The opinions of one or more counsel to the Guarantor, which is called for by Section 3.2(d) of the Agreement, shall be dated the date of the Pledge Agreement and addressed to the Bank, shall be in form and substance reasonably satisfactory to the Bank, and shall, when taken together, be substantially to the effect that:

         1. The Guarantor has all requisite corporate power to (i) execute, deliver and perform the Pledge Agreement, (ii) execute and deliver the documents and certificates delivered in connection therewith, and (iii) carry out the transactions contemplated thereby.

         2. The execution, delivery and performance by the Guarantor of the Pledge Agreement (a) has been duly authorized by all necessary corporate action on its part, and (b) does not and will not (i) violate any provisions of its certificate of incorporation or by-laws, (ii) violate any applicable law, rule or regulation of the United States of America or the States of Texas or Delaware, or any order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Guarantor or any of its Subsidiaries (including the Borrower and each Eligible Seller) of which such counsel is aware (after due inquiry),
(iii) to such counsel's knowledge, result in a breach of, or constitute a default or require any consent under, any loan or credit agreement or any other agreement, mortgage, indenture, lease or instrument known to it, after due inquiry, to which the Guarantor or any Subsidiary (including the Borrower and each Eligible Seller) is a party or by which the Properties of the Guarantor or any of its Subsidiaries (including the Borrower and each Eligible Seller) is bound or affected; or (iv) to such counsel's knowledge (after due inquiry), result in, or require, the creation or imposition of any Lien upon any of the Properties now owned or hereafter acquired by the Guarantor or any of its Subsidiaries (including the Borrower and each Eligible Seller) pursuant to the terms of such agreement, mortgage, indenture , lease or instrument, except as created by the Security Agreement or the Pledge Agreement.

         3. The Pledge Agreement has been duly executed and delivered by duly authorized officers of the Guarantor. If the Pledge Agreement were stated to be governed by and construed in accordance with the law of the State of New York or the State of Texas, the Pledge Agreement would constitute the legal, valid and binding obligation of the Guarantor, enforceable against it in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyenace or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Pledge Agreement is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

         4. No authorization, approval or consent of, and no filing or registration with, any governmental or regulatory authority or agency of the United States of America or the State of Texas of Delaware is required on the part of the Guarantor for the execution, delivery or performance by the Guarantor of, or for the incurrence by the Guarantor of any liabilities under, the Pledge Agreement, except (i) the consents, approvals, or similar actions described in clause (ii) of Section 5.15 of the Credit Agreement and in clause
(ii) of Section 4.13 of the Guaranty, which have been obtained and are in full force and effect, and (ii) the consents, approvals, or similar actions, the failure of which to obtain or perform could not reasonably be expected to have a Materially Adverse Effect.

         5. All of the issued and outstanding shares of capital stock of each of the Insurance Subsidiaries, which are being pledged and delivered to you in the date hereof pursuant to the Pledge Agreement, represent all of the issued and outstanding shares of capital stock of each of the Insurance Subsidiaries.

         6. If the Pledge Agreement were stated to be governed by and construed in accordance with the law of the State of New York or the State of Texas, of if a Connecticut court were to apply the law of the State of New York or the State of Texas to the Pledge Agreement, the Pledge Agreement would be effective to create, in favor of the holder of the Revolving Note, a valid security interest under the Uniform Commercial Code in the State of New York or the State of Texas (the "UCC") in all of the right, title and interest of the Guarantor in, to and under the shares of capital stock of the Insurance Subsidiaries as collateral security for the payment when due of the Obligations (as defined in the Security Agreement), except that (a) such security interest will continue in Collateral after its sale, exchange or other disposition and in any "proceeds" within the meaning of Section 9-306(1) of the UCC thereof only to the extent provided in Sections 9-306 of the UCC, and (b) such security interest in any portion of the Collateral in which the Borrower acquires rights after the commencement of a case under the Bankruptcy Code in respect of the Borrower may be limited by Section 552 of the Bankruptcy Code.

         7. The security interest referred to in paragraph 6 above in the shares of capital stock of the Insurance Subsidiaries shall be created and perfected by the holder of the Revolving Note taking possession of the certificates representing such shares, and such security interest will remain perfected thereafter so long as such certificates is retained by such holder in its possession, except that it may be advisable to file duly executed financing statements in the forms attached as Schedule A hereto in the jurisdiction in which the Guarantor's chief executive office is located and thereafter to file continuation statements for such financing statements within six months prior to the expiration of five years following the date of original filing.

         The opinions expressed shall be solely for your benefit and may not be relied upon by any other person or entity without such counsels' consent.

                            EXHIBIT K

                      OFFICER'S CERTIFICATE
                  WESTBRIDGE FUNDING CORPORATION

                         ______ __, 199

     Pursuant to Section 6.9(a) of the Credit Agreement dated as of December 28, 1995 (the "Credit Agreement") between Westbridge Funding Corporation (the "Borrower") and Fleet National Bank of Connecticut (the "Bank"),

I, _______________, DO HEREBY CERTIFY on behalf of the Borrower that:

     1. I am the duly elected, qualified and acting Chief Financial Officer of the Borrower; and

     2. Attached hereto as Attachment 1 is a true and correct copy of the consolidated GAAP financial statements of the Borrower and its Subsidiaries as of the close of the fiscal [year/quarter] ending __________, 199_; and

     3. I have reviewed the Credit Agreement and Security Agreement and the condition and transactions of the Borrower and its Subsidiaries for the fiscal [year/quarter] ending _____, 199_, and to the best of my knowledge the Borrower has observed and performed all of its covenants and other agreements, and satisfied every condition contained in the Credit Agreement, the Security Agreement and the Revolving Note, and I have not obtained knowledge of any condition or event which constitutes a Default or an Event of Default, except as set forth on Attachment 2 attached hereto;

     4. Attached hereto as Attachment 3 is true and correct information (with detailed calculations) establishing that the Borrower was in compliance with the covenants set forth in Sections 7.10 and 7.11 of the Credit Agreement during the fiscal [year/quarter] ending __________ ___, 199_; and

     5. Attached hereto as Attachment 4 is true and correct information (with detailed calculations) establishing that as of the last day of each calendar month during the fiscal [year/quarter] ending __________ ___, 199_, the Borrowing Base exceeded the aggregate principal amount of Revolving Loans outstanding on such dates.


Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Credit Agreement, pursuant to which this certificate is delivered.


     IN WITNESS WHEREOF, I have signed this certificate as of the date hereof on behalf of.



                                   By:
                                       Print Name:
                                       Title: Chief Financial Officer

                       Financial Statements
                      for the period ending
                      _____________ __, 199_

                  Defaults and Events of Default







Note:    If a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action proposed to be taken by the Borrower with respect thereto as required.

                   Computations and Information
                     Showing Compliance with
                      Sections 7.10 to 7.11
                              of the
                         Credit Agreement

Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Credit Agreement.


Section 7.10. Minimum Consolidated GAAP Net Worth

1.  Consolidated GAAP Net Worth as of the fiscal quarter
     ending ______________, 199__.                          = ________________

2. Consolidated positive Net Income for each fiscal quarter following the fiscal quarter ending September 30, 1995 was:

    [Include data for each quarter, as applicable]

2a. The sum of the positive Net Income for each of the quarters
    set forth in Line 2 above                               = ________________

2b. 50% of line 2a                                          = ________________

3.  Paid-in capital resulting from any issuance by Borrower
    of its capital stock                                    = ________________

4.  The sum of $1,000,000 and line 2b and line 3            = ________________

5.  Line 1 is not less than line 4.


Section 7.11. Minimum Interest Coverage.


1.  Consolidated GAAP EBIT of the Borrower and Subsidiaries
    for the immediately preceding four fiscal quarters (ending
    on [fill in ending date for fiscal quarter])            = ________________

2.  Total Interest Expense of the Borrower and its Subsidiaries
for the immediately succeeding four fiscal quarters ending on
[fill in ending date for  fiscal quarter]                   = ________________

3.  The ratio of line 1 to line 2                           = ___ : ___

4.  The ratio in line 3 is not less than 1.10 to 1.00.



[******ADD ATTACHMENT 4<*******]

                            EXHIBIT L


                             FORM OF
                    BORROWING BASE CERTIFICATE

                                                        Exhibit 10.19*
                    GUARANTY AGREEMENT

                  dated as of December 28, 1995


                                by

                     WESTBRIDGE CAPITAL CORP.

                           in favor of

                FLEET NATIONAL BANK OF CONNECTICUT

                        TABLE OF CONTENTS


ARTICLE  1.  DEFINITIONS; ACCOUNTING TERMS.. . . . . . . . . .-1-
     Section 1.1.   General. . . . . . . . . . . . . . . . . .-1-
     Section 1.2.   Other Definitions. . . . . . . . . . . . .-1-
     Section 1.3.   Accounting Terms . . . . . . . . . . . . .-5-
     Section 1.4.   Rounding.. . . . . . . . . . . . . . . . .-5-
     Section 1.5.   Exhibits and Schedules.. . . . . . . . . .-6-
     Section 1.6.   References to "Guarantor and its
                    Subsidiaries". . . . . . . . . . . . . . .-6-
     Section 1.7.   Miscellaneous Terms. . . . . . . . . . . .-6-
     Section 1.8.   Uniform Commercial Code Definitions. . . .-6-

ARTICLE 2.  THE GUARANTY.. . . . . . . . . . . . . . . . . . .-6-
     Section 2.1.   Guaranty of Payment and Performance of
                    Obligations. . . . . . . . . . . . . . . .-6-
     Section 2.2.   Guaranty Continuing and Liability
                    Unlimited. . . . . . . . . . . . . . . . .-7-
     Section 2.3.   Unconditional Nature of Guarantor's
                    Obligations and Liabilities. . . . . . . .-7-
     Section 2.4.   Guarantor's Waiver.. . . . . . . . . . . .-8-

ARTICLE 3.  SECURITY.. . . . . . . . . . . . . . . . . . . . .-9-
     Section 3.1.   Pledge Agreement.. . . . . . . . . . . . .-9-
     Section 3.2.   Further Assurances.. . . . . . . . . . . .-9-

ARTICLE 4.  REPRESENTATIONS AND WARRANTIES.. . . . . . . . . -10-
     Section 4.1.   Incorporation, Good Standing and Due
                    Qualification. . . . . . . . . . . . . . -10-
     Section 4.2.   Corporate Power and Authority; No
                    Conflicts. . . . . . . . . . . . . . . . -10-
     Section 4.3.   Legally Enforceable Agreements . . . . . -10-
     Section 4.4.   Litigation . . . . . . . . . . . . . . . -10-
     Section 4.5.   Financial Statements . . . . . . . . . . -11-
     Section 4.6.   Ownership and Liens. . . . . . . . . . . -11-
     Section 4.7.   Taxes. . . . . . . . . . . . . . . . . . -11-
     Section 4.8.   ERISA. . . . . . . . . . . . . . . . . . -12-
     Section 4.9.   Subsidiaries and Ownership of Stock. . . -12-
     Section 4.10.  Operation of Business. . . . . . . . . . -13-
     Section 4.11.  No Default on Outstanding Judgments or
                    Orders . . . . . . . . . . . . . . . . . -13-
     Section 4.12.  No Defaults on Other Agreements. . . . . -13-
     Section 4.13.  Consents and Approvals.. . . . . . . . . -13-
     Section 4.14.  Partnerships . . . . . . . . . . . . . . -13-
     Section 4.15.  Environmental Protection . . . . . . . . -14-
     Section 4.16.  Copyrights, Patents, Trademarks, Etc . . -14-
     Section 4.17.  Compliance with Laws . . . . . . . . . . -14-
     Section 4.18.  Events of Default. . . . . . . . . . . . -14-
     Section 4.19.  No Adverse Change. . . . . . . . . . . . -14-
     Section 4.20.  Ordinary Course Transaction. . . . . . . -15-
     Section 4.21.  No Other Agreements with Respect to
                    Receivables. . . . . . . . . . . . . . . -15-

ARTICLE 5.  AFFIRMATIVE COVENANTS. . . . . . . . . . . . . . -15-
     Section 5.1.   Maintenance of Existence and Domicile of
                    Eligible Sellers . . . . . . . . . . . . -15-
     Section 5.2.   Conduct of Business. . . . . . . . . . . -16-
     Section 5.3.   Maintenance of Properties. . . . . . . . -16-
     Section 5.4.   Maintenance of Records . . . . . . . . . -16-
     Section 5.5.   Maintenance of Insurance . . . . . . . . -16-
     Section 5.6.   Compliance with Laws . . . . . . . . . . -16-
     Section 5.7.   Right of Inspection. . . . . . . . . . . -16-
     Section 5.8.   Reporting Requirements . . . . . . . . . -17-
          (a)  Annual GAAP Statements of Guarantor.. . . . . -17-
          (b)  Annual SAP Financial Statements . . . . . . . -17-
          (c)  Quarterly GAAP Statements of Guarantor. . . . -18-
          (d)  Quarterly SAP Statements. . . . . . . . . . . -18-
          (e)  Annual Convention Statements. . . . . . . . . -18-
          (f)  Annual/Quarterly Reports. . . . . . . . . . . -18-
          (g)  Management Letters. . . . . . . . . . . . . . -18-
          (h)  SEC Filings.. . . . . . . . . . . . . . . . . -19-
          (i)  Notice of Litigation. . . . . . . . . . . . . -19-
          (j)  Notices of Default. . . . . . . . . . . . . . -19-
          (k)  Other Filings.. . . . . . . . . . . . . . . . -19-
          (l)  Risk-based Capital Calculation. . . . . . . . -19-
          (m)  Additional Information. . . . . . . . . . . . -20-
     Section 5.9.   Certificates.. . . . . . . . . . . . . . -20-
          (a)  Officers' Certificate.. . . . . . . . . . . . -20-
          (b)  Accountant's Certificate. . . . . . . . . . . -20-
     Section 5.10.  Further Assurances . . . . . . . . . . . -20-
     Section 5.11.  Compliance with Agreements.. . . . . . . -20-
     Section 5.12.  Use of Proceeds. . . . . . . . . . . . . -21-
     Section 5.13.  Compliance with Receivables Purchase
                    Agreement. . . . . . . . . . . . . . . . -21-
     Section 5.14.  Distributions. . . . . . . . . . . . . . -21-

ARTICLE 6.  NEGATIVE COVENANTS . . . . . . . . . . . . . . . -21-
     Section 6.1.   Mergers and Consolidations . . . . . . . -21-
     Section 6.2.   Stock of Subsidiaries, Etc.. . . . . . . -21-
     Section 6.3.   Minimum Consolidated GAAP Net Worth. . . -22-
     Section 6.4.   Minimum Interest Coverage. . . . . . . . -22-
     Section 6.5.   Investment Grade Assets. . . . . . . . . -22-
     Section 6.6.   Risk-Based Capital Ratio . . . . . . . . -22-
     Section 6.7.   Minimum A.M. Best Rating . . . . . . . . -22-
     Section 6.8.   Minimum Statutory Surplus of Insurance
                    Subsidiaries . . . . . . . . . . . . . . -22-
     Section 6.9.   Credit and Collection Policy . . . . . . -23-
     Section 6.10.  Eligible Agent Contracts . . . . . . . . -23-

ARTICLE 7.  MISCELLANEOUS. . . . . . . . . . . . . . . . . . -23-
     Section 7.1.   Amendments and Waivers . . . . . . . . . -23-
     Section 7.2.   Expenses; Indemnities. . . . . . . . . . -23-
     Section 7.3.   Successors and Assigns . . . . . . . . . -24-
     Section 7.4.   Notices. . . . . . . . . . . . . . . . . -24-
     Section 7.5.   Setoff . . . . . . . . . . . . . . . . . -24-
     Section 7.6.   Jurisdiction; Immunities . . . . . . . . -24-
     Section 7.7.   Waiver of Rights to Subrogation and
                    Reimbursement. . . . . . . . . . . . . . -25-
     Section 7.8.   Subordination of Obligations to
                    Guarantor. . . . . . . . . . . . . . . . -25-
     Section 7.9.   Table of Contents; Headings. . . . . . . -25-
     Section 7.10.  Severability . . . . . . . . . . . . . . -25-
     Section 7.11.  Governing Law. . . . . . . . . . . . . . -25-
     Section 7.12.  Authorization of Third Parties to
                    Deliver Opinions, Etc. . . . . . . . . . -25-
     Section 7.13.  Guarantor's Waivers. . . . . . . . . . . -26-

Schedule 4.2   Corporate Power and Authority; No Conflicts
Schedule 4.4   Litigation
Schedule 4.9   Subsidiaries
Schedule 4.14  Partnerships
Schedule 5.3   Maintenance of Properties
Schedule 6.8   Annual Base Statutory Surplus

Exhibit A Officer's Certificate

                GUARANTY AGREEMENT


     This GUARANTY AGREEMENT (this "Guaranty Agreement") dated as of December 28, 1995 is by WESTBRIDGE CAPITAL CORP., a Delaware corporation (the "Guarantor"), for the benefit of FLEET NATIONAL BANK OF CONNECTICUT (the "Bank"), its successors and assigns and any and all other "Beneficiaries" (as such term is defined in Section 7.3 hereof).

                     RECITALS

     A.   Pursuant to the Credit Agreement dated as of December
28, 1995 (the "Credit Agreement") between Westbridge Funding
Corporation (the "Debtor") and the Bank, the Bank has agreed, on certain terms and conditions to make one or more revolving loans to the Debtor in an aggregate principal amount not to exceed $20,000,000 (the "Revolving Loans").

     B. The Revolving Loans are evidenced by a single promissory note in favor of the Bank dated the date of the Credit
Agreement, in the principal amount of $20,000,000, due and payable in accordance with the terms of the Credit Agreement.

     C. The Debtor is an indirect wholly-owned subsidiary of the Guarantor.

     D. As a condition to making the Revolving Loans, the Bank has required that the Guarantor execute and deliver this Guaranty
Agreement.

     NOW, THEREFORE, the Guarantor hereby agrees, as follows:

    ARTICLE  1.  DEFINITIONS; ACCOUNTING TERMS.

     Section 1.1. General. Unless otherwise defined herein, capitalized terms used herein which are defined in the Credit Agreement shall have the meanings therein assigned.

     Section 1.2. Other Definitions. As used in this Agreement, the following additional terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and vice versa):

     "AIC" means American Insurance Company of Texas, a Texas corporation.

     "Available Dividends" at the end of any fiscal quarter means, in the aggregate, the portion of Statutory Surplus of each Insurance
Subsidiary that is permitted by applicable laws and regulations to be distributed to shareholders.

     "Beneficiaries" has the meaning specified in Section 7.3.

     "Credit Agreement" has the meaning specified in the Recitals.

     "Consolidated GAAP Net Worth" means the sum of (a) the capital stock and additional paid-in capital of the Guarantor and its Subsidiaries on a consolidated basis, plus (without duplication) (b) the amount of retained earnings (or, in the case of a deficit, minus the deficit), minus (c) treasury stock, plus or minus (d) any other account which is customarily added or deducted in determining shareholders' equity (excluding SFAS No. 115), all of which shall be determined on a consolidated basis in accordance with GAAP.

     "Debtor" has the meaning specified in the Recitals.

     "Eligible Account" means an interest-bearing deposit account established in the name of the Borrower with an Eligible Depository, which account may include only cash or Eligible Investments.

     "Eligible Depository" means the Bank or any other commercial bank or trust company having capital, surplus and undivided profits aggregating at least Five Hundred Million Dollars ($500,000,000) and having a long term deposit or long-term C.D. rating of "BBB+" or better by Standard and Poor's Ratings Group, a division of McGraw Hill, Inc., or "Baa1" or better by Moody's Investor Service, Inc.

     "Eligible Investments" means (a) direct obligations of the United States of America, or of any agency thereof, or obligations guaranteed as to principal and interest by the United States of America, or of any agency thereof, in either case maturing not more than 90 days from the date of acquisition thereof; (b) certificates of deposit issued by or other overnight deposits with any bank or trust company organized under the laws of the United States of America or any state thereof and having capital, surplus and undivided profits of at least $500,000,000 and having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (c) commercial paper rated A-1 or better or P-1 by Standard & Poor's Ratings Group, a Division of McGraw Hill, Inc., or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (d) repurchase agreements and reverse repurchase agreements with any bank having combined capital and surplus in an amount of not less than $500,000,000, or any primary dealer of United States government securities in each case, having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, relating to marketable direct obligations issued or unconditionally guaranteed or insured by the United States of America or any agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 60 days from the date of acquisition thereof; in each case so long as the same (x) provide for the payment of principal and interest (and not principal alone or interest alone) and (y) are not subject to any contingency regarding the payment of principal or interest; and (e) long-term debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Rating Group, a division of McGraw Hill, Inc. or Moody's
Inverstors Services, Inc., respectively.


     "Financing Statements" means the UCC-1 financing statements to be signed by the Guarantor in connection with the security interest to be granted to the Bank in the stock of NFL, NFIC and the Borrower, pursuant to the Pledge Agreement (if and when delivered).

     "GAAP" means generally accepted accounting principles in the United States of America as in effect from time to time, applied on a basis consistent with those used in the preparation of the financial statements referred to in Section 4.5 (except for changes concurred in by the Guarantor's independent public accountants).

     "Guaranty Agreement" means this Guaranty Agreement, as amended or supplemented from time to time. References to Articles, Sections, Exhibits, Schedules and the like refer to the Articles, Sections, Exhibits, Schedules and the like of this Guaranty Agreement unless otherwise indicated.

     "HCO" means Health Care-One Insurance Agency, Inc. a
California corporation.

     "Insurance Commissioner" means with respect to any Insurance
Subsidiary, the head of any insurance regulatory authority and/or, if the context so requires, such insurance regulatory authority in the relevant place of domicile of such Insurance Subsidiary at the relevant time.

     "Insurance Subsidiary" means any of AIC, NFIC and NFL.

     "Interest Coverage Ratio" at the end of any fiscal quarter, means the ratio of (a) the sum of (i) Available Dividends for the immediately preceding four fiscal quarters, plus (ii) total cash and cash equivalents of the Guarantor and the Insurance Subsidiaries on a consolidated basis, minus (iii) dividends paid by each Insurance Subsidiary to the Guarantor, plus (iv) total taxes paid by the Insurance Subsidiaries to the Guarantor pursuant to any intercorporate tax sharing agreement, plus (v) an amount equal to the consolidated GAAP EBIT of the Guarantor and its Subsidiaries for the immediately preceding four fiscal quarters
(ending on such date), minus (vi) total taxes paid by the Guarantor on a consolidated basis for the immediately preceding four fiscal quarters (ending on such date) to (b) total Interest Expense of the Guarantor and its Subsidiaries on a consolidated basis for the immediately succeeding four fiscal quarters (beginning on such date). For purposes of clause (b) above, Interest Expense shall be calculated on the assumption that a Eurodollar Rate Loan for the full amount of the Commitment will be outstanding for the succeeding four fiscal quarters and the A.M. Best
Rating of the Insurance Subsidiaries on the date of the certification required by Section 6.9(a) of the Credit Agreement with respect to the fiscal quarter being tested will remain in effect for the succeeding four fiscal quarters.

     "Interest Expense" means, with respect to any Person for any period, the consolidated interest expense, including the interest portion of rental payments under Capital Leases, as determined on a consolidated basis in accordance with GAAP.

     "Investment" means, with respect to any Person, any investment by or of such Person, whether by means of purchase or other acquisition of capital stock or other Securities of any other Person or by means of loan, advance (other than advances to employees for moving and travel expenses, drawing accounts and similar expenditures made in the ordinary course of business), capital contribution or other debt or equity participation or interest, in any other Person, including any partnership and joint venture interests of such Person in any other Person.

     "Investment Grade Securities" means any Securities having a fixed maturity which have a rating by the NAIC of 1 or 2 or, if the NAIC rating categories in effect on the Closing Date change, such other rating or ratings of such Securities determined by the NAIC to be symbolic of investment grade quality.

     "Materially Adverse Effect" means any material adverse effect upon the business, assets, liabilities, financial condition, results of operations or, as far as the Guarantor can reasonably foresee, prospects of the Guarantor and its Subsidiaries taken as a whole, or upon the ability of the Debtor or the Guarantor to perform in all material respects its obligations under this Guaranty Agreement, the Credit Agreement, the Pledge Agreement, the Security Agreement or the Revolving Note, as applicable, resulting from any act, omission, situation, status, event, or undertaking, either singly or taken together.

     "NAIC" means the National Association of Insurance
Commissioners or any successor thereto, or in lieu thereof, any other association, agency or other organization performing substantially similar advisory, coordination or other like functions among insurance departments, insurance commissions and similar governmental authorities of the various states of the United States of America toward the promotion of uniformity in the practices of such governmental authorities.

     "Net Income" means, as applied to any Person for any period, the aggregate amount of net income of such Person, after taxes, for such period, as determined in accordance with GAAP.

     "NFL" means National Foundation Life Insurance Company, a
Delaware corporation.

     "NFIC" means National Financial Insurance Company, a Texas corporation.

     "Obligations" has the meaning specified in Section 2.1(b).

     "Pledge Approvals" has the meaning specified in Section 3.3.

     "Revolving Loans" has the meaning specified in the Recitals.

     "Risk-Based Capital Ratio" of any Person means, as at any fiscal year-end, the ratio of "Total Adjusted Capital" of such Person as at such date to "Authorized Control Level RBC" of such Person as at such date, as such terms are defined by the NAIC Risk-Based Capital (RBC) for Insurers Model Act, as amended from time to time. Using the annual
SAP Financial Statements form prescribed for the year ended December
31, 1994 (the "Convention Blank"), the Risk-Based Capital Ratio as of December 31, 1994 is equal to the quotient of (a) the amount that appears on line 28, column (1) on page 23 of the Convention Blank divided by (b) the amount that appears on line 27, column (1) on page
23 of the Convention Blank .

     "SAP" means, for each Insurance Subsidiary, the statutory accounting practices permitted or prescribed by the applicable Insurance Commissioner for the preparation of annual statements and other financial reports by insurance corporations of the same type as such Insurance Subsidiary.

     "SAP Financial Statements" means, for each Insurance
Subsidiary, the financial statements which have been submitted or are required to be submitted to the applicable Insurance Commissioner.

     "Securities" means any capital stock, share, voting trust certificate, bonds, debentures, notes or other evidences of indebtedness, limited partnership interests, or any warrant, option or other right to purchase or acquire any of the foregoing.

     "Statutory Net Income" with respect to any Insurance Subsidiary, means, for any period the consolidated net income of such Insurance Subsidiary that appears, or should appear, on the SAP Financial Statements. On the annual SAP Financial Statements form prescribed for the year ended December 31, 1994, the net income amount appears on line 33, column (1) on page 4 thereof.

     "Statutory Surplus" with respect to any Insurance Subsidiary, means, for any period, the surplus that appears, or should appear, on the SAP Financial Statements of such Insurance Subsidiary. On the annual
SAP Financial Statements form prescribed for the year ended December
31, 1994, such amount appears on line 48, column (1) on page 4 thereof.

     "Total Invested Assets" means, as at any date of determination, the aggregate value of all the Eligible Sellers' portfolio of Securities having a fixed maturity classified as invested assets under and valued in accordance with SAP as at such date.


     Section 1.3. Accounting Terms. All accounting terms not specifically defined herein shall be construed in accordance with GAAP, applied on a consistent basis, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP, applied on a consistent basis; except as otherwise specifically prescribed herein. In the event that GAAP changes during the term of this Guaranty
Agreement such that the financial covenants contained in Article 6 would then be calculated in a different manner or with different components (a) the Guarantor and the Bank agree to enter into good faith negotiations to amend this Guaranty Agreement in such respects as are necessary to conform those covenants as criteria for evaluating the Guarantor's financial condition to substantially the same criteria as were effective prior to such change in GAAP and (b) the Guarantor shall be deemed to be in compliance with the financial covenants contained in such Sections during the sixty (60) days following any such change in GAAP if and to the extent that the Guarantor would have been in compliance therewith under GAAP as in effect immediately prior to such change; provided, however, if an amendment shall not be agreed upon within sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of determining compliance with such covenants until such amendment shall be agreed upon, such terms shall be construed in accordance with GAAP as in effect immediately prior to such change in GAAP.

     Section 1.4. Rounding. Any financial ratios required to be maintained by Guarantor pursuant to this Guaranty Agreement shall be calculated by dividing the appropriate component by the other component, carrying the result to one place more than the number of places by which such ratio is expressed in this Guaranty Agreement and rounding the result up or down to the nearest number (with a round-up if there is no nearest number) to the number of places by which such ratio is expressed in this Guaranty Agreement.

     Section 1.5.   Exhibits and Schedules.  All Exhibits and
Schedules to this Guaranty Agreement, either as originally existing or as the same may from time to time be supplemented, modified or amended, are incorporated herein by this reference. A matter disclosed on any Schedule shall be deemed disclosed on all Schedules.

     Section 1.6.   References to "Guarantor and its Subsidiaries".
Any reference herein to "Guarantor and its Subsidiaries" or the like shall refer solely to Guarantor during such times, if any, as the Guarantor shall have no Subsidiaries.

     Section 1.7.   Miscellaneous Terms.  The term "or" is
disjunctive; the term "and" is conjunctive. The term "shall" is mandatory, the term "may" is permissive. Masculine terms also apply to females; feminine terms also apply to males. The term "including" is by way of example and not limitation.

     Section 1.8. Uniform Commercial Code Definitions. The non-capitalized terms used in this Guaranty Agreement that are not otherwise defined in the Guaranty Agreement and that are defined in Article 9 of the Uniform Commercial Code as in effect in the State of Connecticut are used herein as so defined.

             ARTICLE 2.  THE GUARANTY.

     Section 2.1.   Guaranty of Payment and Performance of
Obligations.

          (a) The Guarantor unconditionally guarantees to each of the Beneficiaries the full and punctual payment when due and performance of the Obligations (as defined in subsection (b) below).
This Guaranty Agreement is an absolute, unconditional and continuing guaranty of the full and punctual payment and performance by the Debtor of each of the Obligations, and not of collectibility only, and is in no way conditioned upon any requirement that any Beneficiary first attempt to collect payment from the Debtor or any other guarantor or surety or resort to any security or other means of obtaining payment of all or any part of the Obligations or upon any other contingency. Upon any default by the Debtor in the full and punctual payment or performance of any of the Obligations, the liabilities and obligations of the Guarantor hereunder shall at the option of any Beneficiary become forthwith due and payable without demand or notice of any nature, all such demands and notices being expressly waived by the Guarantor.

          (b) As used herein, the term "Obligations" means any and all indebtedness, obligations and liabilities of any kind of the Debtor to any or all of the Beneficiaries, howsoever incurred, arising or evidenced, whether now or hereafter existing, direct or indirect, absolute or contingent, secured or unsecured, joint or several, due or to become due or of payment or performance, and including without limitation the Debtor's obligation to pay (i) all principal of, interest on and premium, if any, with respect to all sums advanced to the Debtor under the Credit Agreement and the Revolving Note when and as the same shall become due and payable (whether at maturity or by declaration or otherwise),
(ii) all fees and expenses due and payable under the terms of the Credit Agreement, and (iii) all costs and expenses (including court costs, reasonable attorneys' fees and other legal expenses) incurred by any Beneficiary in exercising and enforcing any of its rights, powers and remedies under the Credit Agreement, the Security Agreement or any other Obligation Agreement including without limitation its rights and remedies following the Debtor's default thereunder. With respect to Beneficiaries other than the Bank or its affiliates, the term "Obligations" is limited to the Debtor's obligations and liabilities, whether now or hereafter existing, arising under or in connection with any of the Obligation Agreements (as defined below). The term "Obligation
Agreements" means the Revolving Note, the Credit Agreement, the
Security Agreement and any other agreement, document or instrument referred to therein.

     Section 2.2.   Guaranty Continuing and Liability Unlimited.

          (a) This is a continuing guaranty and shall be binding upon the Guarantor regardless of (i) how long after the date hereof any part of the Obligations is incurred by the Debtor and (ii) the amount of the Obligations at any time outstanding (whether more or less than the original principal amount of the Revolving Note). This Guaranty Agreement may be enforced by any or all of the Beneficiaries from time to time and as often as occasion for such enforcement may arise.

          (b) If after receipt of any payment of, or the proceeds of any collateral for, all or any part of the Obligations, the Beneficiaries are compelled to surrender or voluntarily surrender such payment or proceeds to any person because such payment or application of proceeds is or may be avoided, invalidated, recaptured, or set aside as a preference, fraudulent conveyance, impermissible setoff or for any other reason, whether or not such surrender is the result of (i) any judgment, decree or order of any court or administrative body having jurisdiction over the Beneficiaries, or (ii) any settlement or compromise by the Beneficiaries of any claim as to any of the foregoing with any person (including the Debtor), then the Obligations or part thereof affected shall be reinstated and continue and this Guaranty Agreement shall be reinstated and continue in full force as to such Obligations or part thereof as if such payment or proceeds had not been received, notwithstanding any previous cancellation of any instrument evidencing any such Obligation or any previous instrument delivered to evidence the satisfaction thereof. The provisions of this Section 2.2(b) shall survive the termination of this Guaranty Agreement and any satisfaction and discharge of the Debtor by virtue of any payment, court order or any federal or state law.

     Section 2.3. Unconditional Nature of Guarantor's Obligations and Liabilities. The obligations and liabilities of the Guarantor hereunder shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, deduction or defense based upon any claim the Guarantor may have against the Debtor, any other guarantor, or any other person or entity, and shall remain in full force and effect until all of the Obligations have been fully satisfied, without regard to, or release or discharge by, any event, circumstance or condition (whether or not the Guarantor shall have knowledge or notice thereof) which but for the provisions of this Section might constitute a legal or equitable defense or discharge of a guarantor or surety or which might in any way limit recourse against the Guarantor, including without limitation: (a) any amendment or modification of, or supplement to, the terms of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement; (b) any waiver, consent or indulgence by any Beneficiary, or any exercise or non-exercise by any Beneficiary of any right, power or remedy, under or in respect of this Guaranty Agreement, the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement (whether or not the Guarantor or the Debtor has or have notice or knowledge of any such action or inaction);
(c) the invalidity or unenforceability, in whole or in part, of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement, or the termination (except pursuant to its terms or by written agreement between the Beneficiaries and the Debtor), cancellation or frustration of any thereof, or any limitation or cessation of the Debtor's liability under any thereof (other than any limitation or cessation expressly provided for therein), including without limitation any invalidity, unenforceability or impaired liability resulting from the Debtor's lack of capacity, power and/or authority to enter into the Credit Agreement, the Security Agreement or any other Obligation Agreement and/or to incur any or all of the Obligations, or from the execution and delivery of any Obligation Agreement by any person acting for the Debtor without or in excess of authority; (d) any actual, purported or attempted sale, assignment or other transfer by any or all of the Beneficiaries or by the Debtor of any Obligation Agreement or of any of its rights, interests or obligations thereunder; (e) any defect in the Debtor's title to any item(s) of the "Collateral" (as defined in the Security Agreement), or the failure of any such item to meet the requirements of any law, regulation, judgment, administrative order or decision or of any agreement between the Debtor and any other party; (f) any actual, purported or attempted sale, assignment, transfer, encumbrance, redelivery or other temporary or permanent disposition of any item(s) of the Collateral, or any damage to or destruction, seizure condemnation, theft, repossession or any other partial or total loss or loss of use of any thereof; (g) the Debtor's failure to obtain, protect, preserve or enforce any rights in any item(s) of the Collateral against any party, or the invalidity or unenforceability of any such rights; (h) the taking or holding by any or all of the Beneficiaries of a security interest, lien or other encumbrance in or on any other property as security for any or all of the Obligations or any exchange, release, non-perfection, loss or alteration of, or any other dealing with, any such security; (i) the addition of any party as a guarantor or surety of all or any part of the Obligations, or any limitation of the liability of any additional guarantor or surety of all or any part of the Obligations under any other agreement; (j) any merger, amalgamation or consolidation of the Debtor into or with any other entity, or any sale, lease, transfer or other disposition of any or all of Debtor's assets or any sale, transfer or other disposition of any or all of the shares of capital stock or other securities of the Debtor to any other person or entity; (k) any change in the financial condition of the Debtor or (as applicable) of any subsidiary, affiliate, partner or controlling shareholder thereof, or the Debtor's entry into an assignment for the benefit of creditors, an arrangement or any other agreement or procedure for the restructuring of its liabilities, or the Debtor's insolvency, bankruptcy, reorganization, dissolution, liquidation or any similar action by or occurrence with respect to the Debtor.

     Section 2.4.   Guarantor's Waiver.  The Guarantor
unconditionally waives, to the fullest extent permitted by law: (a) notice of any of the matters referred to in Section 2.3 hereof; (b) any right to the enforcement, assertion or exercise by any or all of the Beneficiaries of any of its rights, powers or remedies under, against or with respect to
(i) the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement, (ii) any other guarantor or surety, or
(iii) any security for all or any part of the Obligations; (c) any requirement of diligence and any defense based on a claim of laches; (d) all defenses which may now or hereafter exist by virtue of any statute of limitations, or of any stay, valuation, exemption, moratorium or similar law, except the sole defense of full and indefeasible payment; (e) any requirement that the Guarantor be joined as a party in any action or proceeding against the Debtor to enforce any of the provisions of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement; (f) any requirement that any Beneficiary mitigate or attempt to mitigate damages resulting from a default by the Guarantor hereunder or from a default by the Debtor under any of the Obligation Agreements; (g) acceptance of this Guaranty Agreement by any Beneficiary; and (h) all presentments, protests, notices of dishonor, demands for performance and any and all other demands upon and notices to the Debtor, and any and all other formalities of any kind, the omission of or delay in performance of which might but for the provisions of this Section constitute legal or equitable grounds for relieving or discharging the Guarantor in whole or in part from its irrevocable, absolute and continuing obligations hereunder, it being the intention of the Guarantor that its obligations hereunder shall not be discharged except by payment and performance and then only to the extent thereof.

               ARTICLE 3.  SECURITY.

     Section 3.1. Pledge Agreement. In order to secure payment when due of the obligations and liabilities of the Guarantor hereunder, subject to obtaining the Pledge Approvals, the Guarantor agrees to deliver, or cause to be delivered, to the Bank within five (5) Business Days after the Pledge Approvals have been obtained the following:

(a)  the Pledge Agreement duly executed by the Guarantor;

(b) stock certificates representing all of the outstanding capital stock of NFL, NFIC and the Debtor (with stock powers signed in blank);

(c) the Stock Pledge Financing Statements duly executed by the Guarantor;

(d) favorable opinions of counsel to the Guarantor, dated as of such Pledge Agreement, in substantially the form set forth in Exhibit J-3 to the Credit Agreement;

     Section 3.2. Further Assurances. At any time following the delivery of the Guaranty Agreement or the Pledge Agreement to the Bank, at the request of the Bank, the Guarantor will execute any certificate, instrument, statement or document and will procure any such certificate, instrument, statement or document (and pay all connected costs) which the Bank reasonably deems necessary to preserve the security interests of the Bank contemplated hereby.

     Section 3.3. Required Consents and Approvals. The Guarantor agrees to use reasonable efforts to obtain, as soon as practicable, all necessary approvals and consents by the Insurance Commissioners permitting the pledge of all of the capital stock of NFL, NFIC and the Debtor to the Bank and the execution and delivery of the Pledge
Agreement (collectively, the "Pledge Approvals").


    ARTICLE 4.  REPRESENTATIONS AND WARRANTIES.

     The Guarantor hereby represents and warrants the following:

     Section 4.1.   Incorporation, Good Standing and Due
Qualification. The Guarantor is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect.
The Guarantor has all requisite power and authority to execute and deliver and to perform all of its obligations under this Guaranty Agreement, the Pledge Agreement and the other writings contemplated hereby.

     Section 4.2. Corporate Power and Authority; No Conflicts. The execution, delivery and performance by the Guarantor of this Guaranty Agreement and the Pledge Agreement have been duly authorized by all necessary corporate action and do not and will not (a) require any consent or approval of its stockholders; (b) violate any provisions of its certificate of incorporation or by-laws; (c) subject to obtaining the Pledge Approvals and any limitations provided therein with respect to the Pledge Agreement, violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Guarantor or any Subsidiary, except the Pledge Approvals; (d) except as set forth in
Schedule 4.2, result in a breach of, or constitute a default or require any consent under, any indenture, mortgage or loan or credit agreement or any other material agreement, lease or instrument to which the Guarantor or any Subsidiary is a party or by which it or its Properties may be bound; or (e) except as contemplated hereby, result in, or require, the creation or imposition of any Lien upon or with respect to any of the Properties now owned or hereafter acquired by the Guarantor.

     Section 4.3.   Legally Enforceable Agreements.

     (a) This Guaranty Agreement constitutes the legal, valid and binding obligations of the Guarantor enforceable against the Guarantor in accordance with its respective terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     (b) The Receivables Purchase Agreement constitutes the legal, valid and binding obligation of each of the Eligible Sellers enforceable against each of them in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

     Section 4.4. Litigation. Except as disclosed on Schedule 4.4, there are no actions, suits or proceedings or investigations (other than routine examinations performed by insurance regulatory authorities) pending or, to the knowledge of the Guarantor, threatened against or affecting , the Guarantor or any of its Subsidiaries, or any Property of any of them before any court, governmental agency or arbitrator, which if determined adversely to the Guarantor or any Subsidiary would in any one case or in the aggregate, have a Materially Adverse Effect, other than individual cases pending for which the amount of damages claimed against the Guarantor or any Subsidiary is not more than $100,000.

     Section 4.5. Financial Statements. The consolidated and consolidating balance sheets of the Guarantor and its Subsidiaries as of December 31, 1994 and December 31, 1993 and the related consolidated and consolidating statements of operations, stockholders' equity, and cash flows of the Guarantor and its Subsidiaries for the fiscal years then ended, and the accompanying footnotes, together with the opinion on the consolidated balance sheets and statements of Price Waterhouse LLP, independent certified public accountants, and the unaudited interim consolidated and consolidating balance sheet of the Guarantor and its Subsidiaries as at September 30, 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the nine-month period then ended, copies of which have been furnished to the Bank, fairly present the financial condition of the Guarantor and its Subsidiaries, taken as a whole, as at such dates and the results of the operations of the Guarantor and its Subsidiaries, taken as a whole, for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements). There are no liabilities of the Guarantor or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than liabilities arising in the ordinary course of business since September 30, 1995, and other than this Guaranty Agreement, the Credit Agreement and the Revolving Note. No written information, exhibit or report furnished by or on behalf of the Guarantor to the Bank in connection with the negotiation of the Credit Agreement or this Guaranty
Agreement, including a report entitled "Agent Debit Balances - October, 1995" of Westbridge Capital Corp., contained any material misstatement of fact or omitted to state any fact necessary to make the statements contained therein not materially misleading. All written financial projections furnished by or on behalf of the Guarantor to the Bank in connection with the negotiation of this Agreement, have been prepared in good faith and on reasonable assumptions. Since September 30, 1995 no event or circumstance has occurred that could reasonably be expected to have a Materially Adverse Effect.

     Section 4.6. Ownership and Liens. Each of the Guarantor and its Subsidiaries has good and valid title to, or valid leasehold interests in, its material Properties, including the material Properties reflected in the financial statements referred to in Section 4.5 (other than any Properties disposed of in the ordinary course of business), and none of the material Properties and assets owned by the Guarantor or its Subsidiaries, and none of its leasehold interests is subject to any Lien, except as disclosed in such financial statements or in Schedule 4.6 and except Permitted Liens.

     Section 4.7. Taxes. Each of the Guarantor and its Subsidiaries has filed (or had filed on its behalf) all federal tax returns and all other material tax returns required to be filed, has paid all due and payable taxes, assessments and governmental charges and levies, including interest and penalties, imposed upon it or upon its Properties, and has made adequate provision for the payment of such taxes, assessments and other charges accruing but not yet due and payable, except with respect to taxes which are being contested in good faith by the Guarantor or its Subsidiaries and for which such Person has established and maintains adequate reserves for payment. To the best knowledge of Guarantor, there is no tax assessment contemplated or proposed by any governmental agency against the Guarantor or any of its Subsidiaries that could reasonably be expected to have a Materially Adverse Effect, other than, as of each date subsequent to the Closing Date, such contemplated or proposed tax assessments with respect to which (i) Guarantor has promptly notified the Bank in writing of its knowledge and (ii) the Guarantor or the appropriate Subsidiary of the Guarantor has in good faith commenced, or intends to commence within the time period permitted by the applicable law or regulation, and thereafter diligently pursued or will pursue, as the case may be, appropriate proceedings in opposition to such assessment.

     Section 4.8.   ERISA.  Each of the Guarantor and its
Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA. Within the three-year period prior to the date hereof, neither a Reportable Event nor a Prohibited Transaction has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstance exists which constitutes grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; neither the Guarantor nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; each of the Guarantor and its ERISA Affiliates has met its minimum funding requirements under ERISA with respect to all of its Plans and there are no Unfunded Vested Liabilities and neither the Guarantor nor any ERISA Affiliate has incurred any material liability to the PBGC under ERISA other than for premium payments incurred in the normal course of operating the Plans.

     Section 4.9.   Subsidiaries and Ownership of Stock.

     (a) Schedule 4.9 correctly sets forth the names of all Subsidiaries of the Guarantor. All of the outstanding shares of capital stock, or all of the units of equity interest, as the case may be, of each Subsidiary are owned of record and beneficially by the Guarantor or a Subsidiary of the Guarantor, except as disclosed on said Schedule; there are no outstanding options, warrants or other rights to purchase capital stock of any such Subsidiary; and all such shares or equity interests so owned are duly authorized, validly issued, fully paid, non-assessable, and were issued in compliance with all applicable state and federal securities and other laws, and are free and clear of all Liens, except for restrictions imposed upon the sale of stock of the Insurance Subsidiaries by the Insurance Commissioner or other insurance regulatory authorities.

     (b) Each Subsidiary of the Guarantor is a corporation or a limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect.

     (c) Each Subsidiary of the Guarantor is in compliance with all laws and other requirements applicable to its business and has obtained all authorizations, consents, approvals, orders, licenses, and permits from, and each Subsidiary has accomplished all filings, registrations, and qualifications with, or obtained exemptions from any of the foregoing from, any governmental or public agency that are necessary for the transaction of its business, except where the failure to be in such compliance, obtain such authorizations, consents, approvals, orders, licenses, and permits, accomplish such filings, registrations, and qualifications, or obtain such exemptions, could not reasonably be expected to have a Materially Adverse Effect.

     Section 4.10. Operation of Business. Each of the Guarantor and its Subsidiaries possesses all licenses, permits and franchises, or rights thereto, necessary to conduct its business as now conducted and as presently proposed to be conducted, except where the absence of which could not reasonably be expected to have a Materially Adverse Effect, and neither the Guarantor nor any of its Subsidiaries is in violation in any material respect of any valid rights of others with respect to any of the foregoing.

     Section 4.11.  No Default on Outstanding Judgments or Orders.
Each of the Guarantor and its Subsidiaries has satisfied all material judgments and neither the Guarantor nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign, which could reasonably be expected to, in any one case or in the aggregate, have a Materially Adverse Effect.

     Section 4.12.  No Defaults on Other Agreements.  Neither the
Guarantor nor any of its Subsidiaries is in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

     Section 4.13. Consents and Approvals. No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Guarantor, the Borrower or any Eligible Seller of, or the legality, validity, binding effect or enforceability of, this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the Revolving Note or the Receivables Purchase Agreement, other than Pledge Approvals required in connection with the grant and perfection of security interests granted pursuant to the Pledge
Agreement, and except for (i) filings and recordings of Liens created pursuant to the Security Agreement, (ii) those consents, approvals or other similar actions that have been obtained and have not been modified, amended, rescinded or revoked and are in full force and effect, and (iii) consents, approvals or similar actions, the failure of which to obtain or perform could not reasonably be expected to have a Materially Adverse Effect. Except for the Pledge Approvals, such consents, approvals or other similar actions have been obtained and have not been modified, amended, rescinded or revoked, and are in full force and effect.

     Section 4.14.  Partnerships.  Except as set forth in Schedule
4.14, neither the Guarantor nor any of its Subsidiaries is a partner in any partnership.

     Section 4.15. Environmental Protection. Each of the Guarantor and its Subsidiaries has obtained all material permits, licenses and other authorizations which are required under all environmental laws, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including without limitation, ambient air, surface water, ground water, or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes, except to the extent failure to have any such permit, license or authorization could not reasonably be expected to have a Materially Adverse Effect. Each of the Guarantor and its Subsidiaries is in compliance with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the environmental laws or contained in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply could not reasonably be expected to have a Materially Adverse Effect. None of the Properties of the Guarantor or its Subsidiaries, either owned or leased, have been included or, to the knowledge of the Guarantor, proposed for inclusion on the National Priorities List adopted pursuant to the Comprehensive Environmental Response Compensation and Liability Act, as amended, or on any similar list or inventory of sites requiring response or cleanup actions adopted by any other federal, state or local agency.

          Section 4.16. Copyrights, Patents, Trademarks, Etc. Each of the Guarantor and its Subsidiaries is duly licensed or otherwise entitled to use all patents, trademarks, service marks, trade names, and copyrighted materials which are used in the operation of its business as presently conducted, except where the failure to be so licensed or entitled could not reasonably be expected to have a Materially Adverse Effect. No claim is pending or, to the knowledge of the Guarantor, threatened against the Guarantor or any of its Subsidiaries contesting the use of any such patents, trademarks, service marks, trade names or copyrighted materials, nor does the Guarantor know of any valid basis for any such claims, other than claims which, if adversely determined, could not reasonably be expected to have a Materially Adverse Effect.

     Section 4.17. Compliance with Laws. Neither the Guarantor nor any of its Subsidiaries is in violation of any laws, ordinances, rules or regulations, applicable to it, of any federal, state or municipal governmental authorities, instrumentalities or agencies, including without limitation, the United States Occupational Safety and Health Act of 1970, as amended, except where such violation would not have a Materially Adverse Effect.

     Section 4.18. Events of Default. No Default or Event of Default has occurred and is continuing under the Credit Agreement .

     Section 4.19. No Adverse Change. Since September 30, 1995, there has occurred no event which could reasonably be expected to have a Materially Adverse Effect.


     Section 4.20.  Ordinary Course Transaction.

     (a) The transactions contemplated by this Guaranty Agreement are being consummated by the Guarantor in furtherance of the Guarantor's ordinary business purposes, with no contemplation of insolvency and with no intent to hinder, delay or defraud any of its present or future creditors. Neither before or as a result of the transactions contemplated by this Guaranty Agreement will the Guarantor be insolvent or have an unreasonably small capital for the conduct of its business and the payment of its anticipated obligations. The Guarantor's assets and cash flow enable it to meet its present obligations in the ordinary course of business as they become due, and the Guarantor does not believe that it will incur debts beyond its ability to pay.

     (b) The transactions contemplated by the Receivables Purchase Agreement are being consummated by the Debtor and each of the Eligible Sellers in furtherance of their ordinary business purposes, with no contemplation of insolvency and with no intent to hinder, delay or defraud any of its present or future creditors of the Eligible Sellers. Neither before or as a result of the transactions contemplated by the Receivables Purchase Agreement will any Eligible Sellers be insolvent or have an unreasonably small capital for the conduct of its business and the payment of its anticipated obligations. Each of the Eligible Seller's assets and cash flow enable it to meet its present obligations in the ordinary course of business as they become due, and the Guarantor does not believe that any such Eligible Seller will incur debts beyond its ability to pay.

The Guarantor shall be deemed to have made and reaffirmed each of the foregoing representations and warranties on and as of the date of each Borrowing under the Credit Agreement.


     Section 4.21.  No Other Agreements with Respect to
Receivables. Other than the Eligible Agent Contracts, neither the Guarantor nor any Subsidiary has entered into any agreement with any Eligible Agent Obligor relating to any Eligible Receivable or the Assigned Commissions.



         ARTICLE 5.  AFFIRMATIVE COVENANTS

     On and after the execution of this Guaranty Agreement, and until performance, payment and/or satisfaction in full of Revolving Note, amounts due under the Credit Agreement and all other Obligations, the Guarantor covenants and agrees that it shall, and shall cause each of its Subsidiaries to, unless the Bank otherwise consents in writing:

     Section 5.1. Maintenance of Existence and Domicile of Eligible Sellers. Preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is required from time to time, except where failure to be so qualified would not have a Materially Adverse Effect; and preserve and maintain the domicile of each of its Eligible Sellers as in effect on the date hereof.


     Section 5.2. Conduct of Business. Continue to engage in a business of the same general type as conducted by it on the date of this Guaranty Agreement.

     Section 5.3.   Maintenance of Properties. Except as set forth in
Schedule 5.3, maintain, keep and preserve all of its material tangible Properties, which are necessary or useful in the conduct of its business, in good working order and condition, ordinary wear and tear excepted, except that the failure to maintain, preserve and protect a particular item of Property that is not of significant value, either intrinsically or to the operations of the Guarantor or its Subsidiaries, taken as a whole, shall not constitute a violation of this covenant.

     Section 5.4. Maintenance of Records. Keep accurate and complete records and books of account, in which complete entries will be made in accordance with GAAP and SAP, as applicable, reflecting all financial transactions of the Guarantor and its Subsidiaries.

     Section 5.5. Maintenance of Insurance. Maintain insurance (subject to customary deductibles and retentions) with financially sound and reputable insurance companies, in such amounts and with such coverages (including without limitation public liability insurance, fire, hazard and extended coverage insurance on all of its assets, necessary workers' compensation insurance and all other coverages as are consistent with industry practice) as are maintained by companies of established reputation engaged in similar businesses and similarly situated; provided that such insurance may be obtained from Affiliates of the Guarantor.

     Section 5.6. Compliance with Laws. Comply in all respects with all applicable laws, rules, regulations and orders, except where the failure to so comply would not have a Materially Adverse Effect. Such compliance shall include, without limitation, paying all taxes, assessments and governmental charges imposed upon it or upon its Property (and all penalties and other costs, if any, related thereto), unless contested in good faith by appropriate proceedings and for which adequate reserves have been set aside.

     Section 5.7. Right of Inspection. From time to time upon prior notice and in accordance with customary standards and practices within the banking industry (including, without limitation, upon any Event of Default or whenever the Bank may have reasonable cause to believe that an Event of Default has occurred and is continuing), the Guarantor shall permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the Properties of, the Guarantor and its Subsidiaries to discuss the affairs, finances and accounts of the Guarantor and any such Subsidiaries with any of their respective officers and directors and the Guarantor's and its Subsidiaries' independent accountants, and to make such verification concerning the Guarantor and its Subsidiaries as may be reasonable under the circumstances, and upon request, furnish promptly to the Bank true copies of all financial information made available to Senior Officers of Guarantor and its Subsidiaries; provided, that the Bank shall use reasonable efforts to not materially interfere with the business of the Guarantor and its Subsidiaries and to treat as confidential any and all information obtained pursuant to this Section, except to the extent disclosure is required by any law, regulation, order, ruling, directive, guideline or request from any central bank or other government authority (whether or not having the force of law).

     Section 5.8. Reporting Requirements. The Guarantor shall, and shall cause each of its Insurance Subsidiaries, as applicable, to, furnish to the Bank:

     (a) Annual GAAP Statements of Guarantor. Within one hundred twenty (120) days following the end of Guarantor's fiscal year (or such earlier date as the Guarantor's Form 10-K is filed with the Securities and Exchange Commission) copies of:

          (i) the consolidated and consolidating balance sheets of the Guarantor and its Subsidiaries as at the close of such fiscal year, and

          (ii) the consolidated and consolidating statements of operations and statements of stockholders' equity and cash flows, in each case of the Guarantor and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP, all in reasonable detail and accompanied by an opinion on the consolidated balance sheets and statements of Price Waterhouse
     LLP or other firm of independent public accountants of recognized national standing selected by the Guarantor and reasonably acceptable to the Bank, to the effect that the financial statements have been prepared in accordance with GAAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with GAAP the financial condition of the Guarantor and its Subsidiaries as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as were considered necessary under the circumstances.

     (b) Annual SAP Financial Statements. As soon as available, and in any event within one hundred fifty (150) days following the end of the fiscal year of each Insurance Subsidiary (or such earlier date as such are filed with the applicable insurance regulatory authority), copies of audited SAP Financial Statements for each such Insurance Subsidiary, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with SAP, all in reasonable detail and accompanied by an opinion on the consolidated balance sheet and statements of Price Waterhouse LLP or other firm of independent public accountants of recognized national standing selected by the Guarantor and reasonably acceptable to the Bank, to the effect that the financial statements have been prepared in accordance with SAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with SAP the financial condition of such Insurance Subsidiary as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as were considered necessary under the circumstances.

     (c) Quarterly GAAP Statements of Guarantor. As soon as available, and in any event within sixty (60) days after the end of each quarterly fiscal period of the Guarantor (other than the fourth fiscal quarter of any fiscal year), copies of:

          (i) the consolidated and consolidating balance sheets of the Guarantor and its Subsidiaries as at the end of such fiscal quarter, and

          (ii) the consolidated and consolidating statements of operations and consolidated statements of shareholders' equity and cash flows, in each case of the Guarantor and its Subsidiaries for such fiscal quarter and the portion of such fiscal year ended with such fiscal quarter, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP all in reasonable detail and certified as presenting fairly in accordance with GAAP the financial condition of the Guarantor and its Subsidiaries as of the end of such period and the results of operations for such period by a Senior Officer of such company, subject only to normal year-end accruals and audit adjustments and the absence of footnotes.

     (d) Quarterly SAP Statements. As soon as available, and in any event within sixty (60) days following the end of each fiscal quarter of each Insurance Subsidiary (or such earlier date as such are filed with the applicable insurance regulatory authority), copies of the unaudited SAP Financial Statements for each quarterly fiscal period of each such Insurance Subsidiary, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with SAP, all in reasonable detail and represented as presenting fairly in accordance with SAP the financial condition of such Insurance Subsidiary, as of the end of such period and results of operations for such period by a Senior Officer of such Insurance Subsidiary, subject to normal year-end accruals and audit adjustments.

     (e) Annual Convention Statements. As soon as available, and in any event by March 1 following the end of each fiscal year of each Insurance Subsidiary (or such date as such are filed with the applicable insurance regulatory authority), copies of the Annual Convention Statement for such Insurance Subsidiary, in the form prescribed by the NAIC.

     (f) Annual/Quarterly Reports. Concurrently with the delivery of the financial statements required pursuant to subsections (c) and (d) of this Section, copies of all reports required to be filed with the Insurance Commissioner in connection with the filing of such financial statements.

     (g) Management Letters. Promptly upon receipt thereof, copies of any reports or management letters relating to the internal financial controls and procedures delivered to the Guarantor or any of its Subsidiaries by any independent certified public accountant in connection with examination of the financial statements of the Guarantor or any such Subsidiary.

     (h) SEC Filings. Promptly after the same are available, copies of each annual report, proxy or financial statement or other report or communication sent to the public shareholders generally of the Guarantor and copies of all annual, regular, periodic and special reports and registration statements which the Guarantor may file or be required to file with the Securities and Exchange Commission under Sections 13 and 15(d) of the
     Securities and Exchange Act of 1934.

     (i) Notice of Litigation. Promptly after the commencement thereof, notice of any action, suit and proceeding before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, against the Guarantor or any of its Subsidiaries (A) not arising out of an insurance policy issued by the Guarantor or any of its Subsidiaries, which, if determined adversely to the Guarantor or such Subsidiary, would have a Materially Adverse Effect, (B) arising out of an insurance policy issued by any Subsidiary of the Guarantor, which demands relief, net of reinsurance obtained by the Subsidiary with respect to such insurance policy, which, if determined adversely to such Subsidiary would have a Materially Adverse Effect, or (C) commenced by any creditor or lessor under any written credit agreement with respect to borrowed money or material lease which asserts a default thereunder on the part of the Guarantor or any of its Subsidiaries.

     (j) Notices of Default. As soon as practicable and in any event within fifteen (15) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Guarantor or the Debtor with respect thereto.

     (k) Other Filings. Promptly upon the filing thereof and at any time upon the reasonable request of the Bank, permit the Bank the opportunity to review copies of all reports, including annual reports, and notices which the Guarantor or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon as practicable and in any event within fifteen (15) days after the Guarantor or any of its Subsidiaries knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Guarantor or any such Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Guarantor will deliver to the Bank a certificate of a Senior Officer of the Guarantor setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Guarantor proposes to take with respect thereto.

     (l) Risk-based Capital Calculation. As soon as available, and in any event by March 1 following the end of each fiscal year of each Insurance Subsidiary (or such date as such are filed with the applicable insurance regulatory authority), statements showing the Risk-Based Capital Ratio for each of Insurance Subsidiary as of each fiscal year-end..

     (m) Additional Information. Such additional information as the Bank may reasonably request concerning the Guarantor and its Subsidiaries and for that purpose all pertinent books, documents and vouchers relating to its business, affairs and Properties, including investments as shall from time to time be designated by the Bank.

     Section 5.9.   Certificates.

     (a) Officers' Certificate. Simultaneously with each delivery of financial statements pursuant to Section 5.8(a) and 5.8(c), the Guarantor shall deliver to the Bank a certificate of its Chief Financial Officer which will

          (i) certify on behalf of the Guarantor that such officer has reviewed the Guaranty Agreement, the Credit
          Agreement, the Security Agreement and the Pledge
          Agreement and the condition and transactions of the Guarantor and its Subsidiaries for the period covered by such financial statements, and state that to the best of his knowledge the Guarantor and the Debtor has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Guaranty Agreement, the Credit Agreement, the Security
          Agreement and the Pledge Agreement, and no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto, and

          (ii) include information (with detailed calculations in the form set out in Exhibit A) required to establish whether the Guarantor was in compliance with the covenants set forth in this Guaranty Agreement during the period covered by the financial statements then being delivered.

     (b) Accountant's Certificate. Simultaneously with each delivery of financial statements pursuant to Section 5.8(a) and 5.8(e), the Guarantor will deliver to the Bank a certificate of the independent certified public accountants who certify such statements, stating whether, in the course of their audit of the financial statements, they obtained any knowledge of a condition or event which constitutes a Default or Event of Default and the nature thereof.

     Section 5.10. Further Assurances. The Guarantor shall take all such further actions and execute and file or record, at its own cost and expense, all such further documents and instruments as the Bank may at any time reasonably determine may be necessary or advisable; and shall do, execute, acknowledge, deliver, record, file, re-file, record, register and re-register any and all such further acts, deeds, conveyances, estoppel certificates, transfers, certificates, assurances and other instruments as the Bank may reasonably require from time to time in order to carry out more effectively the purposes of this Guaranty Agreement or the Pledge Agreement.

     Section 5.11. Compliance with Agreements. Promptly and fully comply with all contractual obligations under all agreements, mortgages, indentures, leases and/or instruments to which any one or more of the Guarantor and its Subsidiaries is a party, whether such agreements, mortgages, indentures, leases or instruments are with the Bank or another Person, except where such failure to so comply would not have a Materially Adverse Effect.

     Section 5.12. Use of Proceeds. Cause the Debtor to use proceeds of the Revolving Loans solely to (i) acquire Eligible Receivables, (ii) repay Revolving Loans made under the Credit Agreement, (iii) pay to the Bank interest accrued on the Revolving Loans made under the Credit Agreement, (iv) pay to the Bank the fees described in Section 2.9 of the Credit Agreement, (v) pay costs, expenses and charges described in Section 9.3(a) of the Credit Agreement, and (vi) pay reasonable costs, expenses and charges of outside legal counsel to the Borrower, the Guarantor and each Eligible Seller incurred in connection with the preparation, negotiation and regulatory approval of the this Agreement, Credit Agreement, the Security Agreement, the Pledge Agreement, the Receivables Purchase Agreement and the Revolving Note.

     Section  5.13.  Compliance with Receivables Purchase
Agreement. To the extent permitted by law, cause each Eligible Seller to (a) upon thirty (30) days prior written request to the Debtor and the Guarantor by the Bank, hold in trust for the Debtor, in an Eligible Account separate from the other assets of such Eligible Seller, the portion of all Collections (as defined in the Receivables Purchase Agreement) which represents Assigned Commissions ("Collected Commissions"), (b) to pay over to the Debtor the Collected
Commissions not later than one (1) month after such amounts are received by the Eligible Seller, and (c) comply with all of the other terms and conditions of the Receivables Purchase Agreement.

     Section 5.14. Distributions. To the extent permitted by law, cause each of its Subsidiaries and Affiliates to make such Distributions to the Guarantor or the Debtor as may be necessary to assure timely payment of the Obligations.

          ARTICLE 6.  NEGATIVE COVENANTS.

     On and after the execution of this Guaranty Agreement, and until performance, payment and/or satisfaction in full of Revolving Note, amounts due under the Credit Agreement and all other Obligations, the Guarantor covenants and agrees that it shall not, and shall not permit any of its Subsidiaries to, unless the Bank otherwise consents in writing:

     Section 6.1.   Mergers and Consolidations.  Merge or
consolidate with any Person; provided that any Subsidiary (other than the Debtor) may merge into the Guarantor or any other Subsidiary, if after giving effect to such transaction, (a) the Guarantor or, in the event a Subsidiary is merging or consolidating with any Person other than the Guarantor, such Subsidiary is the corporation which survives such merger or acquisition, and (b) no Default or Event of Default would exist.

     Section 6.2. Stock of Subsidiaries, Etc. Pledge, assign, hypothecate, transfer, convey, sell or otherwise dispose of, encumber or grant any security interest in, or deliver to any other Person, any shares of capital stock of (a) the Insurance Subsidiaries or the Borrower, or permit any such Insurance Subsidiaries or the Borrower to issue any additional shares of its capital stock to any Person or (b) any other Person, any shares of capital stock of any other Subsidiary, or permit any such Subsidiary to issue any additional shares of its capital stock to any Person, other than the Guarantor or any Subsidiary.

     Section 6.3. Minimum Consolidated GAAP Net Worth. As of the end of any fiscal quarter, permit Consolidated GAAP Net Worth of the Guarantor and its Subsidiaries to be less than an amount equal to the sum (without giving effect to the increase or decrease to Consolidated
GAAP Net Worth attributable to the application of SFAS No. 115) of (a) $36,000,000 plus (b) 50% of any cumulative positive Net Income of the Guarantor and its Subsidiaries for each fiscal quarter following the fiscal quarter ending September 30, 1995 plus (c) the amount of paid-in capital resulting from any issuance by the Guarantor of its capital stock after the date of this Guaranty Agreement.

     Section 6.4. Minimum Interest Coverage. As of the end of each fiscal quarter, permit the Interest Coverage Ratio to be less than
2.00 to 1.00.

     Section 6.5. Investment Grade Assets. Permit total consolidated Investment of the Eligible Sellers in Investment Grade Securities, as of the end of any fiscal quarter, to be less than ninety five percent (95%) of the aggregate amount of Total Invested Assets.

     Section 6.6. Risk-Based Capital Ratio. As at any date, permit the Risk-Based Capital Ratio of any Insurance Subsidiary to be less than
(i) as of the fiscal year ending December 31, 1995, 200% and (ii) as of any fiscal year ending on and after December 31, 1996, 210%. In the event of any change after the date of this Guaranty Agreement in the NAIC Risk Based Capital (RBC) for Insurers Model Act or NAIC's interpretations thereof affecting the calculation of the Risk-Based Capital Ratio, (a) the Guarantor and the Bank agree to enter into good faith negotiations to amend this Guaranty Agreement in such respects as are necessary to conform this Section as a measurement of the sufficiency of the risk-based capital of each Insurance Subsidiary to substantially the same measurement as was effective prior to such change and (b) the Guarantor shall be deemed to be in compliance with this Section during the sixty (60) days following any such change if and to the extent that the Guarantor would have been in compliance therewith under said Act and interpretations as in effect immediately prior to such change, provided, however, if an amendment shall not be agreed upon within such sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of determining compliance with this Section until such amendment shall be agreed upon, compliance shall be determined in accordance with said Act and interpretations as in effect on the date hereof.

     Section 6.7.   Minimum A.M. Best Rating.  Permit the A.M.
Best Rating of any Insurance Subsidiary to be less than (a) at any time, "C++" or (b) for a period in excess of 12 consecutive months, "B-".

     Section 6.8.   Minimum Statutory Surplus of Insurance
Subsidiaries. As of the end of any fiscal quarter, permit the Statutory Surplus of any Insurance Subsidiary to be less than an amount equal to the sum of (a) the Annual Base Statutory Surplus for such Insurance Subsidiary as specified in Schedule 6.8 for the applicable fiscal year, plus (b) 50% of any cumulative positive Statutory Net Income for each fiscal quarter following the fiscal quarter ending September 30, 1995, minus (c) an amount equal to 5% of the Eligible Agent Collateral Value as of such date.

     Section 6.9. Credit and Collection Policy. Amend, modify or waive, in any material respects, any of its credit or collection policies with respect to any Eligible Receivables as in effect on the Closing Date.

     Section 6.10. Eligible Agent Contracts. Amend, modify or waive any provision of any Eligible Agent Contract, if such amendment, modification or waiver could reasonably be expected to adversely affect the likelihood of realization by the Bank of payment in full of any Eligible Receivable under such Eligible Agent Contract, or enter into any other agreement with any Eligible Agent Obligor, if the entering into such other agreement could reasonably be expected to adversely affect the likelihood of realization by the Bank of payment in full of any Eligible Receivable under any Eligible Agent Contract.

            ARTICLE 7.  MISCELLANEOUS.

     Section 7.1. Amendments and Waivers. No amendment or waiver of any provision of this Guaranty Agreement or the Pledge Agreement nor consent to any departure by the Guarantor therefrom, shall in any event be effective unless the same shall be in writing and signed by the Beneficiaries and the Guarantor, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of any Beneficiary to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right.

     Section 7.2.   Expenses; Indemnities.

(a) Unless otherwise agreed in writing, the Guarantor shall reimburse the Bank on demand for all reasonable costs, expenses and charges (including without limitation reasonable fees and charges of its attorneys) incurred by the Bank in connection with the preparation and negotiation of this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the Receivables Purchase Agreement and the Revolving Note. The Guarantor further agrees to pay on demand for all reasonable costs, expenses and charges (including without limitation, reasonable fees and charges of external legal counsel for the Bank) incurred in connection with the performance, modification and amendment of this Guaranty Agreement, the Pledge Agreement, the Security Agreement, the Receivables Purchase Agreement and the
Revolving Note. The Guarantor further agrees to pay on demand all reasonable costs and expenses (including reasonable counsel fees and expenses), if any, in connection with the enforcement, including without limitation the enforcement of judgments (whether through negotiations, legal proceedings or otherwise) of this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the
Receivables Purchase Agreement or the Revolving Note or any other document to be delivered under this Guaranty Agreement.

(b) The Guarantor hereby agrees to indemnify the Beneficiaries upon demand at any time, against any and all losses, costs or expenses which the Beneficiaries may at any time or from time to time sustain or incur as a consequence of any failure by the Guarantor to pay, punctually on the due date thereof, any amount payable by the Guarantor hereunder.
Such losses, costs or expenses may include, without limitation, (i) any costs incurred by the Bank in carrying funds to cover any overdue principal, overdue interest, or any other overdue sums payable by the Guarantor or (ii) any losses incurred or sustained by any Beneficiary in liquidating or reemploying funds acquired by such Beneficiary from third parties, except to the extent caused by such Beneficiary's gross negligence or willful misconduct.

     Section 7.3.   Successors and Assigns.  This Guaranty
Agreement shall be binding upon the Guarantor and its successors and assigns, and shall inure to the benefit of and be enforceable by the Bank, its successors and assigns, and each successive holder of the Revolving Note (collectively, the "Beneficiaries"). The Bank may furnish any information concerning the Guarantor or its Subsidiaries in the possession of the Bank from time to time to assignees of, and participants in, the Revolving Note (including prospective assignees and participants); ; provided that the Bank shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information in accordance with the provisions set forth in Section 7.3.

     Section 7.4. Notices. All notices, requests, demands and other communications provided for herein shall be in writing and shall be (i) hand delivered; (ii) sent by certified, registered or express United States mail, return receipt requested, or reputable next-day courier service; or
(iii) given by telex, telecopy, telegraph or similar means of electronic communication. All such communications shall be effective upon the receipt thereof. Notices shall be addressed to the Guarantor at the addresses set forth on the signature pages of this Guaranty Agreement and to the Bank at the address specified in Section 9.6 of the Credit Agreement, or to such other address as the Guarantor or the Bank shall theretofore have transmitted to the other party in writing by any of the means specified in this Section.

     Section 7.5. Setoff. The Guarantor agrees that, in addition to (and without limitation of) any right of setoff, banker's lien or counterclaim the Beneficiaries may otherwise have, the Beneficiaries shall be entitled, at their option, to offset balances (general or special, time or demand, provisional or final, and regardless of whether such balances are then due to the Guarantor) held by it for the account of the Guarantor at any of the Beneficiaries' offices, in Dollars or in any other currency, against any amount payable by the Guarantor under this Guaranty Agreement that is not paid when due, taking into account any applicable grace period, in which case it shall promptly notify the Guarantor thereof; provided that the Bank's failure to give such notice shall not affect the validity thereof.

     Section 7.6.   Jurisdiction; Immunities.

     (a) The Guarantor hereby irrevocably submits to the jurisdiction of any Connecticut State or United States Federal court sitting in Connecticut over any action or proceeding arising out of or relating to this Guaranty Agreement, the Security Agreement, the Pledge Agreement, the Guaranty Agreement, the Receivables Purchase
Agreement or the Revolving Note, and the Guarantor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Connecticut State or Federal court. The Guarantor irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Guarantor at its address specified in Section 7.4. The Guarantor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Guarantor further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Guarantor further agrees that any action or proceeding brought against the Bank shall be brought only in Connecticut State or United States Federal courts sitting in Connecticut.

     (b) Nothing in this Section shall affect the right of the Guarantor to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Guarantor or its Property in the courts of any other jurisdictions.

     Section 7.7.   Waiver of Rights to Subrogation and
Reimbursement.   Until the payment and performance in full of all
Obligations and any and all obligations of Debtor to the Beneficiaries, the Guarantor shall not exercise any rights against the Debtor arising as a result of payment by the Guarantor hereunder, by way of subrogation or otherwise, and will not prove any claim in competition with the Beneficiaries or their Affiliates in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature; the Guarantor will not claim any set-off or counterclaim against the Debtor in respect of any liability of the Guarantor to the Debtor and the Guarantor waives any benefit of any right to participate in any collateral which may be held by the Beneficiaries or any such Affiliate.

     Section 7.8. Subordination of Obligations to Guarantor. Any and all indebtedness and other obligations of the Debtor to the Guarantor (including without limitation any such obligations resulting from any rights of subrogation on the part of the Guarantor as a result of any payment by the Guarantor hereunder) shall during the term of this Guaranty Agreement be subordinated to the Obligations and to any other indebtedness of the Debtor to any or all of the Beneficiaries.

     Section 7.9. Table of Contents; Headings. Any table of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Guaranty Agreement.

     Section 7.10. Severability. The provisions of this Guaranty Agreement are intended to be severable. If for any reason any provision of this Guaranty Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

     Section 7.11. Governing Law. This Guaranty Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of Connecticut.

     Section 7.12.  Authorization of Third Parties to Deliver
Opinions, Etc. The Guarantor hereby authorizes and directs each Person whose preparation or delivery to the Bank of any opinion, report or other information is a condition or covenant under this Guaranty Agreement (including under Articles 3 and 5) to so prepare or deliver such opinion, report or other information for the benefit of the Beneficiaries. The Guarantor agrees to confirm such authorizations and directions provided for in this Section from time to time as may be requested by any Beneficiary.

     Section 7.13.  Guarantor's Waivers.  THE GUARANTOR
ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL
OF ITS CHOICE WITH RESPECT TO THIS GUARANTY
AGREEMENT AND THAT IT MAKES THE FOLLOWING
WAIVERS KNOWINGLY AND VOLUNTARILY:

     (a)  THE GUARANTOR IRREVOCABLY WAIVES TRIAL
     BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR
     PROCEEDING OR ANY MATTER ARISING IN
     CONNECTION WITH OR IN ANY WAY RELATED TO THE
     TRANSACTIONS CONTEMPLATED BY THIS GUARANTY
     AGREEMENT, THE PLEDGE AGREEMENT, THE CREDIT
     AGREEMENT, THE SECURITY AGREEMENT, THE
     REVOLVING NOTE OR ANY DOCUMENTS RELATED
     THERETO AND THE ENFORCEMENT OF ANY OF THE
     BENEFICIARIES' RIGHTS AND REMEDIES; AND

     (b)  THE GUARANTOR EXPRESSLY ACKNOWLEDGES
     THAT THE OBLIGATIONS GUARANTEED HEREBY ARE
     PART OF A COMMERCIAL TRANSACTION AS SUCH
     TERM IS USED AND DEFINED IN CHAPTER 903a OF THE
     CONNECTICUT GENERAL STATUTES AND
     VOLUNTARILY AND KNOWINGLY WAIVES ANY AND
     ALL RIGHTS WHICH ARE OR MAY BE CONFERRED
     UPON IT UNDER CHAPTER 903a OF SAID STATUTES (OR
     ANY OTHER STATUTE AFFECTING PREJUDGMENT
     REMEDIES) TO ANY NOTICE OR HEARING OR PRIOR
     COURT ORDER OR THE POSTING OF ANY BOND PRIOR
     TO ANY PREJUDGMENT REMEDY WHICH ANY
     BENEFICIARY MAY USE.

   [Remainder of page intentionally left blank]

    IN WITNESS WHEREOF, the Guarantor has caused this Guaranty Agreement to be duly executed on its behalf by an officer or other person thereunto duly authorized on the day and year first above written.


                   WESTBRIDGE CAPITAL CORP.


                   By: /s/ Patrick J. Mitchell
                      Name: Patrick J. Mitchell
                      Title: CFO

                   Address for Notices:

                   777 Main Street
                   Fort Worth, Texas 76102
                   Attn: Chief Financial Officer
                   Telecopier No.: (817) 878-3880

                   With a copy to:

                   Milbank, Tweed, Hadley & McCloy
                   1 Chase Manhattan Plaza
                   New York, NY 10005-1413
                   Attn: Jonathan R. Rod, Esq.
                   Telecopier No.: (212) 530-5219

                                                 SCHEDULE 4.2

    CORPORATE POWER AND AUTHORITY; NO CONFLICTS


                       NONE

                                                 SCHEDULE 4.4

                    LITIGATION


                  [See attached.]

                                                 SCHEDULE 4.9

                   Subsidiaries


                  [See attached]

                                                 SCHEDULE 4.14

                   PARTNERSHIPS


                       NONE

                                                 SCHEDULE 5.3

      EXCEPTIONS TO MAINTENANCE OF PROPERTIES

                       NONE

                                                 SCHEDULE 6.8

                  ANNUAL BASE STATUTORY SURPLUS


Insurance Subsidiary        1995        1996        1997        1998

NFL                       $14.0MM     $14.0MM     $14.0MM     $14.0MM

NFIC                      $ 8.0MM     $ 4.0MM     $ 3.0MM     $ 4.0MM

AIC                       $ 6.5MM     $ 6.5MM     $ 6.5MM     $ 6.5MM

                     EXHIBIT A


               OFFICER'S CERTIFICATE

             WESTBRIDGE CAPITAL CORP.


                  ______ __, 199

    Pursuant to Section 5.9(a)  of the Guaranty Agreement dated December
28, 1995 (the "Guaranty Agreement") by Westbridge Capital Corp. (the "Guarantor") in favor of Fleet National Bank of Connecticut (the "Bank") and its successors and assigns,

I, _______________, DO HEREBY CERTIFY on behalf of the Guarantor that:

    1. I am the duly elected, qualified and acting Chief Financial Officer of the Guarantor; and

    2. Attached hereto as Attachment 1 is a true and correct copy of the consolidated and consolidating GAAP financial statements of the Guarantor and its Subsidiaries as of the close of the fiscal [year/quarter] ending __________, 199_; and

    3. Attached hereto as Attachment 2 is a true and correct copy of the SAO Financial Statements of the NFL, NFIC and AIC as of the close of the fiscal [year/quarter] ending __________, 199_; and

    4    I have reviewed the Guaranty Agreement and Credit
         Agreement and the condition and transactions of the Guarantor and its Subsidiaries for the fiscal [year/quarter] ending _____, 199_, and to the best of my knowledge each of the Guarantor and the Debtor have observed and performed all of its covenants and other agreements, and satisfied every condition contained in the Guaranty Agreement, the Credit Agreement and the Revolving Note, and I have not obtained knowledge of any condition or event which constitutes a Default or an Event of Default, except as set forth on Attachment 3 attached hereto; and

    5 Attached hereto as Attachment 4 is true and correct information (with detailed calculations) establishing that the Guarantor was in compliance with the covenants set forth in the Credit
         Agreement during the fiscal [year/quarter] ending __________ ___, 199_; and


    6 Attached hereto as Attachment 5 is true and correct information (with detailed calculations) establishing the Risk-Based Capital calculations for NFL, NFIC and AIC as of the fiscal year ending __________ ___, 199_; and

Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Guaranty Agreement, pursuant to which this certificate is delivered.


    IN WITNESS WHEREOF, I have signed this certificate as of the date
hereof on behalf of                    .


                                  By:
                                      Print Name:
                                      Title: Chief Financial
Officer

             GAAP Financial Statements
               for the period ending
              _____________ __, 199_

             SAP Financial Statements
               for the period ending
              _____________ __, 199_

          Defaults and Events of Default







Note: If a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action proposed to be taken by the Guarantor or the Debtor with respect thereto as required.

          Risk-Based Capital Calculations
               for the period ending
              _____________ __, 199_

           Computations and Information
              Showing Compliance with
                Sections 6.3 to 6.8
                      of the
                Guaranty Agreement

Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Guaranty Agreement.

Section 6.3.  Minimum Consolidated GAAP Net Worth

1.  Consolidated GAAP Net Worth as of the Guarantor
the fiscal quarter  ending  ______________, 199__.            = ________________

2.  Consolidated positive Net Income of the
    Guarantor for each fiscal quarter following the fiscal quarter ending September 30, 1995 was:

    [Include data for each quarter, as applicable]

2a. The sum of the positive Net Income for each of
    the quarters set forth in Line 2 above                    = ________________

2b. 50% of line 2a                                            = ________________

3.  Paid-in capital resulting from any issuance by
    Guarantor of its capital stock                            = ________________

4.  The sum of $36,000,000 and line 2b and line 3             = ________________

5.  Line 1 is not less than line 4.

Section 6.4.  Minimum Interest Coverage.

1.  Available Dividends for the immediately
    preceding four fiscal quarters ending on
    [fill in ending date for  fiscal quarter]                = ________________


2.  Total cash and cash equivalents of the Guarantor
    and the Insurance Subsidiaries                           = ________________

3.  Dividends paid to the Guarantor by each
    Insurance Subsidiary for the immediately
    preceding four quarters ending on [fill in
    ending date for fiscal quarter]                           = ________________


4.  Total taxes paid by the Insurance Subsidiaries
    to the Guarantor pursuant to any intercorporate
    tax sharing agreement for the fiscal quarters
    (ending on [fill in ending date for fiscal quarter])      = ________________

5.  Consolidated GAAP EBIT of the Guarantor and Subsidiaries
    for the immediately preceding four fiscal quarters (ending
    on [fill in ending date for fiscal quarter])              = ________________

6.  The sum of lines 1, 2, 4 and line 5, less line 3          = ________________

7.  Interest Expense for the immediately succeeding
    four fiscal quarters                                      = ________________

8.  The ratio of line 6 to line 7                             = ___ : ___

7.  The ratio in line 5 is not less than 2.0  to 1.0.


Section 6.5.  Investment Grade Assets.

1.  Total consolidated Investment of  the Insurance
    Subsidiaries and HCO in Investment Grade Securities:      =________________

2.  Total Invested Assets:                                    =________________

3.  The ratio of line 1 to line 2:                            = ___ : ___

4.  The ratio in line 3 is at least .95 to 1.00.

Section 6.6.  Risk-Based Capital Ratio.




                                                 NFL          NFIC        AIC
                                             ___________|____________|__________
1. Adjusted Capital and Surplus as of the
fiscal [quarter/year] ending [_____,], 199_:
                                             ___________|____________|__________
2. Authorized Control Level RBC  as of the
fiscal year ending [_____,], 199_:
                                             ___________|____________|__________
3. The ratio of line 1 to line 2.
                                             ___________|____________|__________
4. The ratio in line 3 is at
least 2.0 to 1.0.
                                             ___________|____________|__________





Section 6.7.  Minimum Credit Ratings.




                                                  NFL         NFIC        AIC
                                             ___________|____________|__________
1. The A.M. Best Rating for each Insurance
Subsidiary:
                                             ___________|____________|__________
2. The effective date for each of the
above ratings is:
                                             ___________|____________|__________
3. The Ratings in line 1 are not less
than "C++", and if any is less than
"B-", such rating has not been in effect
for more than 12 consecutive months.
                                             ___________|____________|__________

Section 6.8.  Minimum Statutory Surplus of Insurance Subsidiaries




                                                 NFL         NFIC        AIC
                                              __________|____________|__________
1. Positive Statutory Capital and Surplus
of Insurance Subsidiary as of the fiscal
quarter ending ____ __, 199__                 __________ ____________ __________

2. Positive Statutory Net Income for each
fiscal quarter following the fiscal quarter
ending September 30, 1995 was:                __________ ____________ __________

    [Include data for each quarter, as applicable]

2a. The sum of positive Statutory Net Income
for each of the quarters set forth in
Line 2 above                                  __________ ____________ __________

2b. 50% of line 2a                            __________ ____________ __________

3. Contributions to surplus made by Debtor
to the Insurance Subsidiaries during each
fiscal quarter following the fiscal quarter
ending September 30, 1995 were:               __________ ____________ __________

    [Include data for each quarter, as applicable]

3a. The sum of the contributions to surplus
for each of the quarters                      __________ ____________ __________

4. Applicable Annual Base Statutory Surplus
from Schedule 6.8                             __________ ____________ __________

5. The sum of line 2b,  line 3a and line 4    __________ ____________ __________

6. Line 1 is not less than line 5.            __________ ____________ __________

                                                          Exhibit 10.20*


                   SECURITY AGREEMENT

     SECURITY AGREEMENT, dated as of December 28, 1995, made by Westbridge Funding Corporation (the "Debtor"), a Delaware corporation, for the benefit of Fleet
National Bank of Connecticut (the "Secured Party"), a national banking association, and its successors and assigns.

     PRELIMINARY STATEMENT. The Secured Party has entered into a Credit Agreement dated as of December
28, 1995 (the "Credit Agreement") with the Debtor.
Capitalized terms defined in the Credit Agreement and not otherwise defined herein are used herein as defined in the Credit Agreement.

     NOW, THEREFORE, in consideration of the premises and in order to induce the Secured Party to extend the financing contemplated by the Credit Agreement, the Debtor hereby agree as follows:

     Section 1.  Grant of Security.  The Debtor hereby
assigns and pledges to the Secured Party and hereby grants to the Secured Party a continuing security interest in, all of the Debtor's right, title and interest in and to the following assets (the
"Collateral"):

     (a) all Agent Receivables (as hereinafter defined) now owned or hereafter acquired by the Debtor wherever located,

     (b) the Assigned Commissions now or hereafter existing, and all of Debtor's rights in, to and under all other collateral security therefor and all guarantees thereof,

     (c) amounts deposited from time to time by any Eligible Seller in any deposit account maintained by such Eligible Seller in the name of the Debtor pursuant to the terms of the Receivables Purchase
     Agreement,

     (d) all other accounts, contract rights, chattel paper, instruments, general intangibles and other obligations of any kind now or hereafter acquired by the Debtor pursuant to the terms of the Receivables Purchase Agreement,

     (e) all rights now or hereafter existing in and to all security agreements, and other contracts securing or otherwise relating to any property described in clauses (a), (b), (c) and (d) above,

     (f)  the Receivables Purchase Agreement,

     (g) all moneys and property of any kind, now or at any time or times hereafter, in the possession or under the control of the Secured Party, any bank or a bailee of Secured Party or any bank, or otherwise;

     (h) all accessions, to, substitutions for and all replacements, products and proceeds of the property described in clauses (a), (b), (c), (d),
     (e), (f) and (g) above, including without limitation, proceeds or insurance policies insuring the Collateral; and

     (i) all books and records (including, without limitation, computer programs, printouts, and other computer materials and records) of the Debtor pertaining to any of the property described in clauses (a), (b), (c), (d), (e), (f), (g) and
     (h) above.

     Anything in the foregoing description of Collateral to the contrary notwithstanding, the Collateral shall not include any contract right the assignment of which, for collateral purposes, would require or cause a forfeiture of rights thereunder.

     "Agent Obligor" means an agent of an Eligible
Seller, including without limitation a general agent of an Eligible Seller and any other agent with whom said general agent has contracted, to whom such Eligible
Seller has advanced First-year Commissions.

     "Agent Receivable" means the obligation of an Agent Obligor to repay the principal amount of, and interest and other finance charges on, advances made by an Eligible Seller to such Agent Obligor with respect to First-year Commissions.


     Section 2.  Security for Obligations.  This
Agreement secures the payment and performance of all indebtedness, liabilities and obligations of any kind of the Debtor to the Secured Party, (whether directly as principal or maker or indirectly as guarantor, surety, endorser or otherwise), now or hereafter existing, due or to become due, howsoever incurred, arising or evidenced, whether of principal or interest or payment or performance, and all obligations of the Debtor now or hereafter existing under this Agreement
(all such obligations of the Debtor being collectively referred to as the "Obligations").

     Section 3.  Debtor Remain Liable.  Anything herein
to the contrary notwithstanding, (a) the Debtor shall remain liable under the contracts and agreements included in the Collateral to the extent set forth therein to perform all of its duties and obligations thereunder to the same extent as if this Agreement had not been executed, (b) the exercise by the Secured
Party of any of the rights hereunder shall not release the Debtor from any of its duties or obligations under the contracts and agreements included in the Collateral, and (c) the Secured Party shall not have any obligation or liability under the contracts and agreements included in the Collateral by reason of this Agreement, nor shall the Secured Party be obligated to perform any of the obligations or duties of the Debtor thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

     Section 4.  Representations and Warranties.  The
Debtor represents and warrants as follows:

          (a)  The chief places of business and chief
executive offices of the Debtor and the offices where the Debtor keeps its records concerning the Agent
Receivables, the Assigned Commissions, and all originals of all documents which evidence the Agent
Receivables, is at 777 Main Street, Fort Worth, Texas
76102. There is no chattel paper which evidences Agent
Receivables. No Agent Receivables are evidenced by a promissory note or other instrument;

          (b)  Except as acknowledged or authorized by
the Credit Agreement and except for the security interest created by this Agreement, the Debtor owns the Collateral free and clear of any lien, security interest, charge or encumbrance. No effective financing statement or other instrument similar in effect covering all or any part of the Debtor's right, title or interest in the Collateral is on file in any recording office, except such as may have been filed in favor of the Secured Party relating to this Agreement.
The Debtor has no trade names and has not had or operated under any other name during the last 5 years, except that prior to November 15, 1995 it was formerly known as "National Legal Services Company, Inc.";

          (c)  Except as acknowledged or authorized by
the Credit Agreement, this Agreement creates a valid first priority security interest in the Collateral, securing the payment of the Obligations, and all filings and other actions necessary or desirable to perfect and protect such security interest have been or will be duly taken; and

          (d)  No authorization, approval or other
action by, and no notice to or filing with, any governmental authority or regulatory body is required either (i) for the grant by the Debtor of the security interests granted hereby or for the execution, delivery or performance of this Agreement by the Debtor or (ii) for the perfection of or the exercise by the Secured
Party of its rights and remedies hereunder, except UCC financing statements on Form UCC-l which have been previously made or are being made in connection with this Agreement.

     Section 5.  Further Assurances.  (a) The Debtor
agrees from time to time, at its own expense, to promptly execute and deliver all further instruments and documents, and take all further action, that may be reasonably necessary or desirable or that the Secured
Party may request, in order to perfect and protect any security interest granted or purported to be granted hereby or to enable the Secured Party to exercise and enforce its rights and remedies hereunder with respect to any Collateral. Without limiting the generality of the foregoing, the Debtor will: (i) if any Agent
Receivable shall be evidenced by a promissory note or other instrument, deliver to the Secured Party and conditionally pledge to the Secured Party hereunder such note or instrument and accompanied by duly executed instruments of conditional transfer or assignment, all in form and substance satisfactory to the Secured Party, and (ii) execute and file such financing, or continuation statements, or amendments thereto, and such other instruments or notices, as may be necessary or desirable as the Secured Party may request, in order to perfect and preserve the security interests granted or purported to be granted hereby.

          (b)  The Debtor hereby authorizes the Secured
Party to file one or more financing or continuation statements and amendments thereto, relative to all or any part of the Collateral without the signature of the Debtor where permitted by law.

          (c)  The Debtor will furnish to the Secured
Party from time to time statements and schedules further identifying and describing the Collateral and such other reports in connection with the Collateral as the Secured Party may reasonably request, all in reasonable detail.

     Section 6.  Transfers and Other Liens.  Except as
otherwise provided in the Credit Agreement, the Debtor shall not:

          (a)  Sell, transfer (by operation of law or
otherwise) or otherwise dispose of any of the Collateral; or

          (b)  Create or suffer to exist any lien,
security interest or other charge or encumbrance upon or with respect to any of the Collateral to secure Debt of any person or entity, except for the security interest created by this Agreement or authorized pursuant to the Credit Agreement.

     Section 7.  Other Covenants.

          (a)   Without the prior written consent of
the Secured Party, the Debtor will not change the location of its chief executive office, its principal place of business, or the Collateral or any part thereof; provided, however, that Debtor may, upon not less than thirty days' prior written notice to the Secured Party, relocate its chief executive offices to any location in Texas or to any other jurisdiction in the United States in which the Uniform Commercial Code, as from time to time amended or revised, is then in effect (Texas and each such other jurisdiction being hereinafter called a "Permitted Jurisdiction");

          (b)   The Debtor will, with respect to each
and every relocation of Debtor's chief executive offices or any item(s) of the Collateral, take such action, at Secured Party's request and direction and at Debtor's expense as provided in Section 5 hereof (and including without limitation the preparation and filing where appropriate of new or amended financing statements), as may then be necessary or desirable to ensure the uninterrupted continuation of the Secured
Party's security interest in all of the Collateral with the same priority as it had prior to any such relocation.

          (c)   In addition to any other notices
required pursuant to this Agreement or the Credit
Agreement, the Debtor will promptly advise the Secured
Party in reasonable detail (i) of the assertion or imposition of any claim, lien, security interest or other encumbrance against any or all of the Collateral;
(ii) of any material adverse change in the composition of the Collateral; (iii) concerning the commencement of or any material development in any investigation of the Debtor, or any administrative or judicial proceeding against Debtor, by any governmental authority if such investigation or proceeding may result in the imposition of any Lien against the Collateral or any part thereof (whether or not any such Lien has then been claimed or asserted); and (iv) concerning any other event reasonably likely to have a material adverse effect on the aggregate value of the Collateral and/or on the perfection and/or priority of the Secured
Party's security interest therein.

     Section 8.  Secured Party Appointed Attorney-in-Fact.
The Debtor hereby irrevocably appoints the Secured Party the Debtor's attorney-in-fact, with full authority in the place and stead of the Debtor and in the name of the Debtor, the Secured Party or otherwise, from time to time in the Secured Party's discretion, to take any action and to execute any instrument which the Secured Party may deem necessary or advisable to accomplish the purposes of this Agreement, including, without limitation:

               (i)  to ask, demand, collect, sue for,
     recover, compound, receive and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral;

               (ii) to receive, endorse, and collect
     any drafts or other instruments, documents and chattel paper, in connection with Section 5(a) of this Agreement; and

               (iii)     to file any claims or take any
     action or institute any proceedings which the Secured Party may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of the Secured
     Party with respect to any of the Collateral.

So long as no Event of Default has occurred, the Secured Party agrees to give the Debtor five business days prior notice of its intention to exercise the power of attorney granted hereby.

     Section 9.  Secured Party May Perform.  If the
Debtor fails to perform any agreement contained herein, the Secured Party may upon notice to the Debtor, itself perform, or cause performance of, such agreement, and the expenses of the Secured Party incurred in connection therewith shall be payable by the Debtor pursuant to Section 12(b) herein.

     Section 10.  The Secured Party's Duties.  The
powers conferred on the Secured Party hereunder are solely to protect its interest in the Collateral and shall not impose any duty upon the Secured Party to exercise any such powers. Except for the safe custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, the Secured Party shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral.

     Section 11.  Remedies.  If any Event of Default
shall have occurred and be continuing:

          (a)  The Secured Party may exercise in
respect of the Collateral, in addition to other rights and remedies provided for herein or otherwise available, all the rights and remedies of a secured party on default under the Uniform Commercial Code (the
"Code") (whether or not the Code applies to the affected Collateral) and also may (i) require the Debtor to, and the Debtor hereby agrees that it will at its expense and upon request of the Secured Party forthwith, assemble all or part of the Collateral as directed by the Secured Party and make it available to the Secured Party at a place to be designated by the Secured Party which is reasonably convenient to both parties and (ii) without notice except as specified below, sell the Collateral or any part thereof in one or more parcels at public or private sale, at any of the Secured Party's offices or elsewhere, for cash, on credit or for future delivery, and upon such other terms as the Secured Party may deem commercially reasonable. The Debtor agrees that, to the extent notice of sale shall be required by law, at least ten days' notice to the Debtor of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification.
The Secured Party shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. The Secured Party may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

          (b)  All cash proceeds received by the
Secured Party in respect of any sale of, collection from, or other realization upon all or any part of the Collateral may, in the discretion of the Secured Party, be held by the Secured Party as collateral for, and/or then or at any time thereafter applied (after payment of any amounts payable to the Secured Party pursuant to
Section 12) in whole or in part by the Secured Party against, all or any part of the Obligations in such order as the Secured Party shall elect. Any surplus of such cash or cash proceeds held by the Secured Party and remaining after payment in full of all the Obligations shall be paid over to the Debtor or to whomsoever may be lawfully entitled to receive such surplus.

     Section 12.  Indemnity and Expenses.

          (a) The Debtor agrees to indemnify the
Secured Party from and against any and all claims, losses and liabilities arising out of or resulting from this Agreement (including, without limitation, enforcement of this Agreement), except claims, losses or liabilities resulting from the Secured Party's gross negligence or willful misconduct.

          (b)  The Debtor will upon demand pay to the
Secured Party the amount of any and all reasonable expenses, including the reasonable fees and disbursements of its counsel and of any experts and agents, which the Secured Party may incur in connection with (i) the exercise or enforcement of any of the rights hereunder or (ii) the failure by the Debtor to perform or observe any of the provisions hereof.

     Section 13.  Amendments, Etc.  No amendment or
waiver of any provision of this Agreement nor consent to any departure by the Debtor herefrom shall in any event be effective unless the same shall be in writing and signed by the Secured Party and the Debtor, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No release of any amount of Collateral shall be effective unless the same shall be in writing and signed by the Secured Party and the Debtor, and then such release shall be effective only in the specific instance and for the specific purpose for which given.

     Section 14.  Addresses for Notices.  All notices
and other communications provided for hereunder shall be in writing and mailed, telecopied, or telegraphed or delivered to the appropriate party hereto, addressed to it as stated on the signature page herein, or at such other address as shall be designated by such party in a written notice to each other party complying as to delivery with the terms of this Section. All such notices and other communications shall, when mailed, telecopied, or telegraphed, respectively, be effective when deposited in the mails, confirmed received by telecopy, or delivered to the telegraph company, respectively, addressed as aforesaid.

     Section 15.  Continuing Security Interest;
Transfer of Note; Conflicting Security Interests.  This
Agreement shall create a continuing security interest in the Collateral and shall (A) remain in full force and effect until payment in full of the Obligations,
(B) be binding upon the Debtor, its successors and assigns, and (C) inure to the benefit of the Secured
Party and its successors, transferees and assigns.
Without limiting the generality of the foregoing clause
(C), the Secured Party may assign or otherwise transfer the Revolving Note (or any substitute or replacement therefor) to any other person or entity with or without notice upon the occurrence of any event which constitutes an Event of Default or would constitute an Event of Default but for the requirement that notice be given or time elapse or both, and such other person or entity shall thereupon become vested with all the benefits in respect thereof granted to the Secured
Party herein or otherwise. Upon termination of the Commitment under the Credit Agreement and the payment in full of the Obligations, this Agreement and the security interest granted hereby shall terminate and all rights to the Collateral shall revert to the Debtor. Upon any such termination, the Secured Party will, at the Debtor's expense, deliver UCC termination statements and execute and deliver to the Debtor such documents as the Debtor shall reasonably request to evidence such termination. To the extent that there exist conflicting security interests in the Collateral that suggest a different priority than provided in this Agreement, this Agreement shall prevail.

     Section 16.  Governing Law; Terms.  This Agreement
shall be governed by and construed in accordance with the laws of the State of Connecticut, except as required by mandatory provisions of law and except to the extent that the validity or perfection of the security interest hereunder, or remedies hereunder, in respect of any particular Collateral are governed by the laws of a jurisdiction other than the State of Connecticut. Unless otherwise defined herein, or mandated by the preceding sentence, terms used in
Article 9 of the Code in the State of Connecticut are used herein as therein defined.

     IN WITNESS WHEREOF, the Debtor has caused this Agreement to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.


                    WESTBRIDGE FUNDING CORPORATION


                   By: /s/ Patrick J. Mitchell
                      Name: Patrick J. Mitchell
                      Title: CFO

                   Address for Notices:

                   777 Main Street
                   Fort Worth, Texas 76102
                   Attn: Chief Financial Officer
                   Telecopier No.: (817 -878-3880

                   With a copy to:

                   Milbank, Tweed, Hadley & McCloy
                   1 Chase Manhattan Plaza
                   New York, NY 10005-1413
                   Attn: Jonathan R. Rod, Esq.
                   Telecopier No.: (212) 530-5219


                   FLEET NATIONAL BANK OF CONNECTICUT

                   By: /s/ David A. Wilkie

                      Name: David A. Wilkie
                      Title: A.V.P.

                   Address for Notices:

                   Insurance Industry Department
                   777 Main Street, MSN 250
                   Hartford, CT 06115
                   Attn:  David Wilke
                   Telecopier No.: (860) 986-1264

                   With a copy to:

                   Richard C. MacKenzie, Esq.
                   Day, Berry & Howard
                   CityPlace I
                   Hartford, CT 06103-3499
                   Telecopier No.: (860) 275-0343



                                                              Exhibit 10.21*

                WESTBRIDGE CAPITAL CORP.

                10% SENIOR NOTE DUE 2002


$1,000,000.00                         December 22, 1995


          FOR VALUE RECEIVED, Westbridge Capital Corp., a Delaware corporation having its principal office at 777 Main Street, Fort Worth, Texas 76102 (the
"Company"), hereby promises to pay to the order of Martin E. Kantor, residing at 28 Shore Cliff Place,
Great Neck, New York 11023 (including any transferee of this Note, the "Holder"), on December 22, 2002 (the
"Maturity Date") the principal sum of one million dollars ($1,000,000.00), and to pay to the Holder interest on the unpaid principal amount of this Note as provided in Section 1.2 hereof. Capitalized terms used but not otherwise defined herein have the respective meanings given to such terms in Article V hereof.



                       ARTICLE I

                 PRINCIPAL AND INTEREST

          Section 1.1    Principal.  The entire unpaid
principal amount of this Note shall be paid on the Maturity Date. Promptly following the payment in full of this Note, the Holder shall surrender this Note to the Company for cancellation.

          Section 1.2    Interest.  Interest shall
accrue on the daily unpaid principal amount of this Note, for each day during the period from and including
December 22, 1995 (the "Commencement Date") to but excluding the date such Note shall be paid in full, at the rate of ten percent (10%) per annum (the "Interest
Rate"), and shall be payable as provided in this
Section 1.2.  On each six-month anniversary of the
Commencement Date (each, an "Interest Accrual Date") occurring on or prior to the third anniversary of the Commencement Date, the amount of such interest accrued to but excluding such Interest Accrual Date shall be added to the principal amount of this Note, and the principal amount of this Note as so increased shall thereafter bear interest as provided herein. On each Interest Accrual Date occurring after the third anniversary of the Commencement Date, the amount of such interest accrued to but excluding such Interest
Accrual Date shall be paid to the Holder. On the date on which the outstanding principal amount of this Note is paid in full and on each date on which any principal hereof is prepaid, the Company shall also pay the Holder interest accrued from and including the immediately preceding Interest Accrual Date to but excluding the date of such payment (in the case of prepayment hereof, only on the amount so prepaid).
Interest on this Note shall be computed on the basis of a year of 360 days consisting of twelve 30-day months.

          Section 1.3    Default Interest.  Without
duplication of any interest payable under Section 1.2 hereof, the Company hereby unconditionally promises to pay to the Holder interest on any principal or interest payable by the Company under this Note that shall not be paid in full when due (whether at stated maturity, by acceleration, upon prepayment or otherwise), for the period from and including the due date of such payment to but excluding the date the same is paid in full, at a rate per annum equal to the Interest Rate plus 2%, which interest shall be payable from time to time on demand of the Holder.


                       ARTICLE II

                PAYMENTS AND PREPAYMENTS

          Section 2.1    Payments Generally.  All
payments of principal and interest in respect of this Note shall be made by delivery to the Holder at the address written above, or such other address that the Holder provides to the Company, of a certified or official bank check payable in Dollars to the order of the Holder, not later than 12:00 p.m., New York time, on the date on which such payment shall become due
(each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day). If the due date of any payment in respect of this Note would otherwise fall on a day that is not a Business Day, such due date shall be extended to the next succeeding Business Day, and interest shall be payable on any principal so extended for the period of such extension. All amounts payable under this Note shall be paid free and clear of, and without reduction by reason of, any deduction, set-off or counterclaim.

          Section 2.2    Prepayment.  The Company may
at any time or from time to time, at its option, prepay this Note (in an amount up to but not exceeding the unpaid principal amount hereof), in whole or in part, without premium or penalty. Interest shall be payable in connection with any such prepayment as provided in
Section 1.2 hereof.


                      ARTICLE III

             REPAYMENT AT OPTION OF HOLDER

          Section 3.1    Repayment Option upon Death of
Holder. If the Holder is an individual, the Company shall prepay the outstanding principal amount of this Note (together with interest accrued hereon as provided in Section 1.2 hereof) within one (1) year after an Authorized Representative of such Holder has notified the Company of the death of the Holder; provided that the Company shall not be required to prepay this Note pursuant to this Section 3.1 unless the Company has received within six (6) months following the date of death of such Holder (i) a written request for prepayment signed by the Authorized Representative, which request shall set forth the date of death of the deceased Holder, (ii) this Note and (iii) evidence reasonably satisfactory to the Company of the authority of the Authorized Representative. Notwithstanding anything to the contrary contained in this Section 3.1, the Company shall not be required to make any payment pursuant to this Section 3.1 to the extent that (a) the Company is, or, after giving effect to such repayment would be, in default under any Senior Indebtedness or
(b) the Company is subject to any law, regulation, agreement or administrative directive preventing such payment. If the Company is permitted to defer payment of any amount otherwise due and payable pursuant to this Section 3.1 by reason of the existence of any condition referred to in clause (a) or (b) of the immediately preceding sentence, such payment shall be due and payable on the first Business Day on which such condition no longer exists, but in no event later than the Maturity Date.


                       ARTICLE IV

                   EVENTS OF DEFAULT

          Section 4.1 Event of Default.  "Event of
Default", wherever used herein, means any one of the following events (whatever the reason for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

          (a)  default in the payment of any interest
in respect of this Note within five (5) Business Days after it becomes due and payable; or

          (b)  default in the payment of the
outstanding principal amount of this Note at its Maturity Date; or

          (c)  a default with respect to the Indenture
or any other instrument evidencing indebtedness of the Company or any of its Subsidiaries which results in any indebtedness of the Company or any of its Subsidiaries of at least $1,000,000 becoming or being declared due and payable prior to its scheduled maturity date; or

          (d)  the entry of a decree or order by a
court having jurisdiction in the premises adjudging the Company or any of its Subsidiaries a bankrupt or insol-vent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company or any of its Subsidiaries under Federal bankruptcy law or any other applicable Federal or state law, or appointing a receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or any of its Subsidiaries or of any substantial part of the property of the Company or any of its Subsidiaries, or ordering the winding up or liquidation of the affairs of the Company or any of its Subsidiaries, and the continuance of any such decree or order unstayed and in effect for a period of sixty (60) consecutive days; or

          (e) the institution by the Company or any of its Subsidiaries of proceedings to be adjudicated a bankrupt or insolvent, or the consent by the Company or any of its Subsidiaries to the institution of bankruptcy or insolvency proceedings against it, or the filing by the Company or any of its Subsidiaries of a petition or answer or consent seeking reorganization or relief under Federal bankruptcy law or any other applicable Federal or state law, or the consent by the Company or any of its Subsidiaries to the filing of such petition or to the appointment of a receiver, liquidator, assignee, trustee, sequestrator or similar official of the Company or any of its Subsidiaries or of any substantial part of the property of the Company or any of its Subsidiaries, or the making by the Company or any of its Subsidiaries of an assignment for the benefit of creditors, or the admission by the Company or any of its Subsidiaries in writing of its inability to pay its debts generally as they become due, or the taking of corporate action by the Company or any of its Subsidiaries in furtherance of any such action; or

          (f)  a judgment or order for the payment of
at least $1,000,000 is rendered against the Company or any of its Subsidiaries and is not vacated, discharged, stayed or bonded pending appeal within sixty (60) days after notice of such judgment or order to the Company or any of its Subsidiaries.

          Section 4.2  Acceleration of Note.  If an
Event of Default occurs and is continuing, then and in every such case the Holder may declare the outstanding principal amount of this Note (including accrued interest as provided in Section 1.2 hereof) to be due and payable immediately, by a notice in writing to the Company, and upon any such declaration such principal shall become immediately due and payable.
Notwithstanding the foregoing, if an Event of Default referenced in paragraph (d) or paragraph (e) of this
Section 4.1 occurs, the outstanding principal amount of this Note (including accrued interest as provided in Section 1.2 hereof) shall automatically become due and payable immediately without any declaration or other action on the part of the Holder. At any time after the outstanding principal amount of this Note shall become immediately due and payable and before a judgment or decree for payment of the money due has been obtained, the Holder, by written notice to the Company, may rescind and annul an acceleration and its consequences.


                       ARTICLE V

                      DEFINITIONS

          Section 5.1    Definitions.  The following
terms shall have the meanings set forth below:

          "Authorized Representatives" of any Holder mean such Holder's executors, administrators or other legal representatives of an estate, trustees of a trust, custodians, conservators, guardians, attorneys-in-fact and other persons generally recognized as having legal authority to act on behalf of another.

          "Business Day" means a day other than
Saturday, Sunday or any day on which banks located in the State of New York or the State of Texas are authorized or obligated to close.

          "Commencement Date" has the meaning ascribed to it in Section 1.2.

          "Company" has the meaning ascribed to it in the forepart of this Note.

          "Dollars" and "$" means lawful money of the United States of America.

          "Event of Default" has the meaning ascribed to in Section 4.1

          "Holder" has the meaning ascribed to it in the forepart of this Note.

          "Indenture" means the Indenture dated as of February 15, 1995 by and between the Company and Liberty Bank and Trust Company of Oklahoma City,
National Association, trustee, as the same may be amended from time to time.

          "Interest Accrual Date" has the meaning
ascribed to it in Section 1.2.

          "Interest Rate" has the meaning ascribed to it in Section 1.2.

          "Maturity Date" has the meaning ascribed to it in the forepart of this Note.

          "Note" means this Promissory Note, as
modified and supplemented and in effect from time to time.

          "Senior Indebtedness" has the meaning
ascribed to such term in the Indenture.

          "Subsidiary" means any corporation or other entity in which the Company, directly or indirectly through Subsidiaries or otherwise, beneficially owns more than fifty percent (50%) of either the equity interests in, or the voting control of, such corporation or other entity.


                       ARTICLE VI

                     MISCELLANEOUS


          Section 6.1  Rank.  The Company expressly
acknowledges that the indebtedness evidenced by this Note constitutes Senior Indebtedness.

          Section 6.2    Delay or Omission Not Waiver.
No failure or delay on the part of the Holder in the exercise of any power, right or privilege hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or privilege preclude other or further exercise thereof or of any right, power or privilege. All rights and remedies existing hereunder are cumulative to, and not exclusive of, any rights or remedies otherwise available.

          Section 6.3    Governing Law.  This Note
shall be governed by, and construed in accordance with, the laws of the State of New York, without regard to the conflicts of laws principles thereof.

          Section 6.4    Successors.  All agreements of
the Company in this Note shall bind its successors and assigns.

          Section 6.5    Waivers.  The Company waives
demand, presentment for payment, notice of dishonor, protest, notice of protest and notice of non-payment of this Note.

          IN WITNESS WHEREOF, the Company has caused this Note to be duly executed by an authorized officer thereof as of the date and year first above written.

                              WESTBRIDGE CAPITAL CORP.



                              By: /s/ James W. Thigpen
                                Name:  James W. Thigpen
                                  Title: President and
                                         Chief Operating Officer

                                                             Exhibit 10.22*


THE SECURITIES REPRESENTED BY THIS CERTIFICATE MAY NOT
BE OFFERED FOR SALE, SOLD OR OTHERWISE DISPOSED OF
EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT
FILED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR
PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER SUCH
ACT.

VOID AT 5:00 P.M., NEW YORK TIME, ON DECEMBER 22, 2002,
OR IF NOT A BUSINESS DAY, AS DEFINED HEREIN, AT 5:00
P.M., NEW YORK TIME, ON THE NEXT FOLLOWING BUSINESS
DAY.

                                   WARRANT TO PURCHASE
                                   135,501 SHARES OF
COMMON STOCK

NO. 1


                  WARRANT TO PURCHASE
                      COMMON STOCK
                           OF
                WESTBRIDGE CAPITAL CORP.

        TRANSFER RESTRICTED -- SEE SECTION 5.02

          This certifies that, for good and valuable consideration, the receipt of which is hereby acknowledged, Martin E. Kantor and his permitted assigns is entitled to purchase from Westbridge Capital
Corp., a Delaware corporation (the "Company"), subject to the terms and conditions hereof, at any time on or after 9:00 A.M., New York time, on December 22, 1995, and before 5:00 P.M., New York time, on December 22,
2002 (or, if such day is not a Business Day (as defined below), before 5:00 P.M., New York time, on the next following Business Day), the number of fully paid and nonassessable shares of Common Stock stated above at the Exercise Price (as defined below); provided that this Warrant may not be exercised so long as the restrictions on exercise set forth in Section 2.01 hereof would prohibit such exercise. The Exercise
Price and the number of shares purchasable hereunder are subject to adjustment from time to time as provided in Article III.


                       ARTICLE I

          Section 1.01:  Definition of Terms.  As used
in this Warrant, the following capitalized terms shall have the following respective meanings:

          (a)  Board of Directors: The Board of
     Directors of the Company.

          (b)  Business Day:  A day other than a
     Saturday, Sunday or other day on which banks in the State of New York or the State of Texas are authorized or required by law to remain closed.

          (c)  Common Stock:  Common Stock, par value
     $.10 per share, of the Company.

          (d)  Common Stock Equivalents:  Securities
     that are convertible into or exercisable for shares of Common Stock.

          (e)  Demand Registration:  See Section 6.02.

          (f)  Exchange Act:  The Securities Exchange
     Act of 1934, as amended.

          (g)  Exercise Price:  $7.38 per Warrant
     Share, as such price may be adjusted from time to time pursuant to Article III.

          (h)  Expiration Date:  5:00 P.M., New York
     time, on December 22, 2002, or if such day is not a Business Day, the next succeeding day which is a Business Day.

          (i)  Holder:  A holder of Registrable
     Securities.

          (j)  25% Holders:  At any time at which a
     Demand Registration is requested, holders of Warrants and/or holders of Registrable Securities who have the right to acquire or hold, as the case may be, not less than 25% of the combined total of Warrant Shares issuable upon exercise of Warrants and Registrable Securities outstanding at the time such Demand Registration is requested.


          (k)  NASD:  National Association of
     Securities Dealers, Inc., and NASDAQ: NASD
     Automatic Quotation System.

          (l)  Note:  The 10% Senior Note due 2002 in
     the principal amount of $1,000,000.00 issued by the Company to Martin E. Kantor.

          (m)  Oppenheimer Warrant:  The Warrant to
     Purchase Common Stock of the Company expiring on April 12, 1999 issued by the Company to Oppenheimer & Co. Inc. in connection with the consummation of the transactions contemplated by the Preferred Stock Purchase Agreement.

          (n)  Person:  An individual, partnership,
     limited liability company, joint venture, corporation, trust, unincorporated organization or government or any department or agency thereof.

          (o)  Piggyback Registration:  See Section
     6.01.

          (p)  Preferred Stock Purchase Agreement:  The
     Preferred Stock Purchase Agreement dated as of
     April 1, 1994 by and among the Company and the purchasers named on the signature pages thereto, as the same may be amended from time to time.
          (q)  Prospectus:  Any prospectus included in
     any Registration Statement, as amended or supplemented by any prospectus supplement, with respect to the terms of the offering of any portion of the Registrable Securities covered by such Registration Statement and all other amendments and supplements to the Prospectus, including post-effective amendments and all material incorporated by reference in such Prospectus.

          (r)  Public Offering:  A public offering of
     any of the Company's securities pursuant to a registration statement under the Securities Act.

          (s)  Registration Expenses:  Any and all
     expenses incurred in connection with any registration or action incident to performance of or compliance by the Company with Article VI, including, without limitation, (i) all SEC, national securities exchange and NASD registration and filing fees, all listing fees and all transfer agent fees, (ii) all fees and expenses of complying with state securities or blue sky laws
     (including the fees and disbursements of counsel for the underwriters in connection with blue sky qualifications of the Registrable Securities),
     (iii) all printing, mailing, messenger and delivery expenses and (iv) all fees and disbursements of counsel for the Company and of its accountants, including the expenses of any special audits and/or "cold comfort" letters required by or incident to such performance and compliance, but excluding underwriting discounts and commissions, brokerage fees and transfer taxes, if any, and fees of counsel or accountants retained by the holders of Registrable Securities to advise them in their capacity as Holders.

          (t)  Registrable Securities:  Any Warrant
     Shares and/or other securities that may be or are issued or issuable by the Company upon exercise of any Warrant, including those which may thereafter be issued by the Company in respect of any such securities by means of any stock splits, stock dividends, recapitalizations, reclassifications or the like, and as adjusted pursuant to Article III;
     provided, however, that any particular security shall cease to be a Registrable Security when (i) a Registration Statement with respect to the sale of such security shall have become effective under the Securities Act and such security shall have been disposed of in accordance with such Registration Statement, or (ii) such security shall have been sold to the public pursuant to Rule 144 (or any successor provision) under the Securities Act.

          (u)  Registration Statement:  Any
     registration statement of the Company filed or to be filed with the SEC which covers any of the Registrable Securities pursuant to the provisions of this Warrant, including all amendments
     (including post-effective amendments) and supplements thereto, all exhibits thereto and all material incorporated therein by reference.

          (v)  SEC:  The Securities and Exchange
     Commission or any other federal agency at the time administering the Securities Act or the Exchange
     Act.

          (w)  Securities Act:  The Securities Act of
     1933, as amended.

          (x)  Transfer:  Any transfer, sale,
     assignment, pledge, encumbrance, hypothecation, conveyance or any other disposition of any Warrant, Warrant Share or any interest of either thereof.

          (y)  Warrant Shares:  Common Stock, Common
     Stock Equivalents and other securities purchased or purchasable upon exercise of the Warrants.

          (z)  Warrantholder:  The Person to whom this
     Warrant is originally issued, or any successor in interest thereto, or any assignee or transferee thereof, in whose name this Warrant is registered upon the books to be maintained by the Company for that purpose.

          (aa)  Warrants:  This Warrant and all other
     warrants that may be issued in its place.


                       ARTICLE II

            Duration and Exercise of Warrant

          Section 2.01:  Duration of Warrant.  The
Warrantholder may exercise this Warrant at any time and from time to time after 9:00 A.M., New York time, on December 22, 1995, and before 5:00 P.M., New York time, on the Expiration Date; provided that this Warrant may not be exercised unless (i) the restrictions on issuance of shares of Common Stock upon exercise of the Warrant set forth in section4.11(iv) of the Preferred Stock
Purchase Agreement shall have ceased to apply or shall have been waived, (ii) the holders of Common Stock have consented to the issuance of shares of Common Stock upon the exercise of this Warrant, if and to the extent required by the rules of the NYSE, and (iii) all applicable insurance laws and regulations have been satisfied or complied with in respect of the issuance of shares of Common Stock upon the exercise of this Warrant. If this Warrant is not exercised prior to the Expiration Date, it shall become void, and all rights hereunder shall thereupon cease.

          Section 2.02:  Exercise of Warrant.  (a) The
Warrantholder may exercise this Warrant, in whole or in part, as follows:

          (i)  The Warrantholder may exercise this
     Warrant, in whole or in part, by presentation and surrender of this Warrant to the Company at its principal executive offices or at the office of its stock transfer agent, if any, with the Subscription Form annexed hereto duly executed and accompanied by the full Exercise Price for each Warrant Share to be purchased, with the full
     Exercise Price payable, at the Warrantholder's option, (A) in cash or by check, (B) if the Warrantholder is the holder of the Note, by the Warrantholder agreeing to a reduction of the outstanding principal amount of the Note equal to the Exercise Price or (C) any combination of (A) and (B). In connection with any such reduction in the principal amount of the Note, the Warrantholder will present the Note to the Company for the purpose of permitting the Company to note any such reduction on the fare of the Note.

         (ii)  By presentation and surrender of this
     Warrant to the Company at its principal executive offices with a Cashless Exercise Form annexed hereto duly executed (a "Cashless Exercise"). In the event of a Cashless Exercise, the Warrantholder shall exchange its Warrant for that number of shares of Common Stock determined by multiplying the number of Warrant Shares by a fraction, the numerator of which shall be the difference between the current market price per share of Common Stock on the Business Day prior to the date of the Cashless Exercise and the Exercise
     Price, and the denominator of which shall be the then current market price per share of Common
     Stock.  For purposes of any computation under this
     Section 2.02(a)(ii), the current market price per share of Common Stock at the applicable date shall be determined pursuant to Section 3.01(f).

          (b)  Upon receipt of this Warrant, in the
case of Section 2.02(a)(i), with the Subscription Form duly executed and accompanied by payment of the aggregate Exercise Price for the Warrant Shares for which this Warrant is then being exercised, or, in the case of Section 2.02(a)(ii), with the Cashless Exercise
Form duly executed, the Company shall cause to be issued certificates for the total number of whole shares of Common Stock for which this Warrant is being exercised in such denominations as are requested for delivery to the Warrantholder, and the Company shall thereupon deliver such certificates to the Warrantholder. The Warrantholder shall be deemed to be the holder of record of the shares of Common Stock issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares of Common Stock shall not then be actually delivered to the Warrantholder. If at the time this Warrant is exercised, a Registration Statement is not in effect to register under the Securities Act the Warrant Shares issuable upon exercise of this Warrant, the Company may require the Warrantholder to make such representations, and may place such legends on certificates representing the Warrant Shares, as may be reasonably required in the opinion of counsel to the Company to permit the Warrant Shares to be issued without such registration.

          (c) In case the Warrantholder shall exercise this Warrant with respect to less than all of the Warrant Shares that may be purchased under this Warrant, the Company shall execute a new Warrant in the form of this Warrant for the balance of such Warrant
Shares and deliver such new Warrant to the Warrantholder.

          (d)  The Company shall pay any and all stock
transfer and similar taxes which may be payable in respect of the issue of this Warrant or in respect of the issue of any Warrant Shares.

          Section 2.03:  Reservation of Shares.  The
Company hereby agrees that at all times there shall be reserved for issuance and delivery upon exercise of this Warrant such number of shares of Common Stock or other shares of capital stock of the Company from time to time issuable upon exercise of this Warrant. All such shares shall be duly authorized, and when issued upon such exercise, shall be validly issued, fully paid and nonassessable, free and clear of all liens, security interests, charges and other encumbrances or restrictions on sale (other than under the Securities
Act or state securities or blue sky laws) and free and clear of all preemptive rights.

          Section 2.04:  Fractional Shares.  The
Company shall not be required to issue any fraction of a share of its capital stock in connection with the exercise of this Warrant, and in any case where the Warrantholder would, except for the provisions of this
Section 2.04, be entitled under the terms of this Warrant to receive a fraction of a share upon the exercise of this Warrant, the Company shall, upon receipt of the Exercise Price, issue the largest number of whole shares purchasable upon exercise of this Warrant. The Company shall not be required to make any cash or other adjustment in respect of such fraction of a share to which the Warrantholder would otherwise be entitled.

          Section 2.05:  Listing.  Prior to the
issuance of any shares of Common Stock upon exercise of this Warrant, the Company shall secure the listing of such shares of Common Stock upon each national securities exchange or automated quotation system, if any, upon which shares of Common Stock are then listed
(subject to official notice of issuance upon exercise of this Warrant) and shall maintain, so long as any other shares of Common Stock shall so be listed, such listing of all shares of Common Stock from time to time issuable upon the exercise of this Warrant; and the Company shall so list on each national securities exchange or automated quotation system, and shall maintain such listing of, any other shares of capital stock of the Company issuable upon the exercise of this Warrant if and so long as any shares of the same class shall be listed on such national securities exchange or automated quotation system.


                      ARTICLE III

          Adjustment of Shares of Common Stock
           Purchasable and of Exercise Price

          The Exercise Price and the number and kind of Warrant Shares shall be subject to adjustment from time to time upon the happening of certain events as provided in this Article III.

          Section 3.01:  Mechanical Adjustments.  (a)
If at any time prior to the exercise of this Warrant in full, the Company shall (i) declare a dividend or make a distribution on the Common Stock payable in shares of Common Stock, (ii) subdivide, reclassify or recapitalize outstanding Common Stock into a greater number of shares, or (iii) combine, reclassify or recapitalize its outstanding Common Stock into a smaller number of shares, the Exercise Price in effect at the time of the record date of such dividend, distribution, subdivision, combination or reclassification shall be adjusted by multiplying such Exercise Price by a fraction, the numerator of which is the number of shares of Common Stock outstanding immediately prior to such event and the denominator of which is the number of shares of Common Stock outstanding immediately after such event. Any adjustment required by this Section 3.01(a) shall be made successively immediately after the record date, in the case of a dividend or distribution, or the effective date, in the case of a subdivision, combination or reclassification.

          (b)  If at any time prior to the exercise of
this Warrant in full, the Company shall (i) issue or sell any Common Stock or Common Stock Equivalents without consideration or for consideration per share
(in cash, property or other assets) less than the current market price per share of the Common Stock on the date of such issuance or sale as determined pursuant to Section 3.01(f) or (ii) fix a record date for the issuance of subscription rights, options or warrants to all holders of Common Stock entitling them to subscribe for or purchase Common Stock (or Common
Stock Equivalents) at a price (or having an exercise or conversion price per share) less than the current market price of the Common Stock (as determined pursuant to Section 3.01(f)) on the record date described below, the Exercise Price shall be adjusted so that the Exercise Price shall equal the price determined by multiplying the Exercise Price in effect immediately prior to the date of such sale or issuance
(which date in the event of distribution to shareholders shall be deemed to be the record date set by the Company to determine shareholders entitled to participate in such distribution) by a fraction, the numerator of which shall be (i) the number of shares of Common Stock outstanding on the date of such issuance or sale, plus (ii) the number of additional shares of Common Stock which the aggregate consideration received by the Company upon such issuance or sale (plus the aggregate of any additional amount to be received by the Company upon the exercise of such subscription rights, options or warrants) would purchase at such current market price per share of the Common Stock; and the denominator of which shall be (i) the number of shares of Common Stock outstanding on the date of such issuance or sale, plus (ii) the number of additional shares of Common Stock offered for subscription or purchase (or into which the Common Stock Equivalents so offered are exercisable or convertible). Any adjustments required by this Section 3.01(b) shall be made immediately after such issuance or sale or record date, as the case may be. Such adjustments shall be made successively whenever such event may occur. To the extent that shares of Common Stock (or Common Stock
Equivalents) are not delivered after the expiration of such subscription rights, options or warrants, the Exercise Price shall be readjusted to the Exercise
Price which would then be in effect had the adjustments made upon the issuance of such rights, options or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or Common Stock
Equivalents) actually delivered.

          (c)  If at any time prior to the exercise of
this Warrant in full, the Company shall fix a record date for the issuance or making a distribution to all holders of Common Stock (including any such distribution to be made in connection with a recapitalization of the Common Stock or a consolidation or merger in which the Company is to be the continuing corporation) of (i) evidences of its indebtedness, (ii) any other securities of the Company or any cash, property or other assets (excluding a combination or reclassification referred to in Section 3.01(a), regular cash dividends or cash distributions paid out of net profits legally available therefor and in the ordinary course of business, or (iii) any subscription rights, options or warrants for Common Stock or Common
Stock Equivalents (excluding those referred to in Section 3.01(b)) (any such non-excluded event under clause (i), (ii) or (iii) being herein called a "Special Dividend"), the Exercise Price shall be decreased immediately after the record date for such Special Dividend to a price determined by multiplying the Exercise Price then in effect by a fraction, the numerator of which shall be the then current market price of the Common Stock (as determined pursuant to Section 3.01(f)) on such record date less the fair market value (as determined by the Board of Directors) of the evidences of indebtedness, securities or property, or of the other assets issued or distributed in such Special Dividend applicable to one share of Common Stock or of such subscription rights, options or warrants applicable to one share of Common Stock, and the denominator of which shall be such then current market price per share of Common Stock (as so determined). Any adjustment required by this
Section 3.01(c) shall be made successively whenever such a record date is fixed and in the event that such distribution is not made, the Exercise Price shall again be adjusted to be the Exercise Price that was in effect immediately prior to such record date.

          (d)  If at any time prior to the exercise of
this Warrant in full, the Company shall make a distribution to all holders of the Common Stock of stock of a subsidiary or securities convertible into or exercisable for such stock, then in lieu of an adjustment in the Exercise Price or the number of Warrant Shares purchasable upon the exercise of this Warrant, each Warrantholder, upon the exercise hereof at any time after such distribution, shall be entitled to receive from the Company, such subsidiary or both, as the Company shall determine, the stock or other securities to which such Warrantholder would have been entitled if such Warrantholder had exercised this Warrant immediately prior thereto, all subject to further adjustment as provided in this Article III, and the Company shall reserve, for the life of the Warrant, such securities of such subsidiary or other corporation; provided, however, that no adjustment in respect of dividends or interest on such stock or other securities shall be made during the term of this Warrant or upon its exercise.

          (e) Whenever the Exercise Price payable upon exercise of this Warrant is adjusted pursuant to one or more of paragraphs (a), (b) and (c) of this Section
3.01, the Warrant Shares issuable upon exercise of each Warrant shall simultaneously be adjusted by multiplying
(i) the number of Warrant Shares issuable immediately prior to such adjustment by (ii) the Exercise Price in effect immediately prior to such adjustment, and dividing the product so obtained by the Exercise Price as so adjusted.

          (f) For the purpose of any computation under this Section 3.01, the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices for twenty (20) consecutive trading days commencing 30 trading days before such date. The closing price for each day shall be the last sale price regular way or, in case no such reported sales take place on such day, the average of the last reported bid and asked prices regular way, in either case on the principal national securities exchange on which the Common Stock is admitted to trading or listed, or if not listed or admitted to trading on any such exchange, the representative closing bid price as reported by NASDAQ, or other similar organization if NASDAQ is no longer reporting such information, or if not so available, the fair market price as determined by the Board of Directors.

          (g)  No adjustment in the Exercise Price
shall be required unless such adjustment would require an increase or decrease of at least ten cents ($.10) in such price; provided, however, that any adjustments which by reason of this paragraph (g) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 3.01 shall be made to the nearest cent or to the nearest one-hundredth of a share, as the case may be. Notwithstanding anything in this Section
3.01 to the contrary, the Exercise Price shall not be reduced to less than the then existing par value of the Common Stock as a result of any adjustment made hereunder.

          (h)  In the event that at any time, as a
result of any adjustment made pursuant to Section 3.01, the Warrantholder thereafter shall become entitled to receive any shares of the Company other than Common
Stock, thereafter the number of such other shares so receivable upon exercise of any Warrant shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in Section 3.01(a).

          (i)  In the case of an issue of additional
Common Stock or Common Stock Equivalents for cash, the consideration received by the Company therefor, after deducting therefrom any discount or commission or other expenses paid by the Company for any underwriting of, or otherwise in connection with, the issuance thereof, shall be deemed to be the amount received by the Company therefor. The term "issue" shall include the sale or other disposition of shares held by or on account of the Company or in the treasury of the Company but until so sold or otherwise disposed of such shares shall not be deemed outstanding.

          Section 3.02:  Notice of Adjustment.
Whenever the number of Warrant Shares or the Exercise
Price is adjusted as herein provided, the Company shall prepare and deliver forthwith to the Warrantholder a certificate signed by its Chairman of the Board, President, any Vice President, Treasurer or Secretary, setting forth (x) the adjusted number of shares purchasable upon the exercise of this Warrant and the Exercise Price of such shares after such adjustment,
(y) a brief statement of the facts requiring such adjustment and (z) the computation by which such adjustment was made.

          Section 3.03:  No Adjustment for Dividends.
Except as provided in Section 3.01, no adjustment in respect of any cash dividends shall be made during the term of this Warrant or upon the exercise of this Warrant.

          Section 3.04:  Preservation of Purchase
Rights in Certain Transactions. In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock (other than a subdivision or a combination of the outstanding
Common Stock and other than a change in the par value of the Common Stock), or in case of any consolidation or merger of the Company with or into another corporation (other than a merger with a subsidiary in which the Company is the continuing corporation and that does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant), or in case of any sale, lease, transfer or conveyance to another corporation of the property and assets of the Company as an entirety or substantially as an entirety, the Company shall, as a condition precedent to such transaction, cause such successor or purchasing corporation, as the case may be, to execute with the Warrantholder an agreement granting the Warrantholder the right thereafter, upon payment of the Exercise Price in effect immediately prior to such action, to receive upon exercise of this Warrant the kind and amount of shares and other securities and property which he would have owned or have been entitled to receive after the happening of such reclassification, change, consolidation, merger, sale or conveyance had this Warrant been exercised immediately prior to such action. Such agreement shall provide for adjustments in respect of such shares of stock and other securities and property, which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article III. The provisions of this Section 3.04 shall similarly apply to successive reclassifications, capital reorganizations, consolidations, mergers, sales or conveyances.

          Section 3.05:  Form of Warrant After
Adjustments. The form of this Warrant need not be changed because of any adjustments in the Exercise
Price or the number or the kind of the Warrant Shares, and Warrants theretofore or thereafter issued may continue to express the same price and number and kind of shares as are stated in this Warrant, as initially issued.

          Section 3.06:  Treatment of Warrantholder.
Prior to due presentment for registration of transfer of this Warrant, the Company may deem and treat the Warrantholder as the absolute owner of this Warrant
(notwithstanding any notation of ownership or other writing hereon) for all purposes and shall not be affected by any notice to the contrary.


                       ARTICLE IV

               Other Provisions Relating
               to Rights of Warrantholder

          Section 4.01:  No Rights as Shareholders;
Notice to Warrantholders. Nothing contained in this Warrant shall be construed as conferring upon the Warrantholder or his or its transferees the right to vote or to receive dividends or to consent or to receive notice as a shareholder in respect of any meeting of shareholders for the election of directors of the Company or of any other matter, or any rights whatsoever as shareholders of the Company. The Company shall give notice to the Warrantholder by registered mail if at any time prior to the expiration or exercise in full of the Warrants, any of the following events shall occur:

          (a)  the Company shall authorize the payment
     of any dividend payable in any securities upon shares of Common Stock or authorize the making of any distribution (other than a cash dividend subject to the parenthetical set forth in Section
     3.01(c)) to all holders of Common Stock;

          (b) the Company shall authorize the issuance to all holders of Common Stock of any additional shares of Common Stock or Common Stock Equivalents or of rights, options or warrants to subscribe for or purchase Common Stock or Common Stock
     Equivalents or of any other subscription rights, options or warrants;

          (c) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation, merger or sale or conveyance of the property of the Company as an entirety or substantially as an entirety) shall be proposed;
     or

          (d)  a capital reorganization or
     reclassification of the Common Stock (other than a subdivision or combination of the outstanding
     Common Stock and other than a change in the par value of the Common Stock), or any consolidation or merger of the Company with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or change of Common Stock outstanding), or in the case of any sale or conveyance to another corporation of the property of the Company as an entirety or substantially as an entirety.

Such giving of notice shall be initiated at least 10
Business Days prior to the date fixed as a record date or effective date or the date of closing of the Company's stock transfer books for the determination of the shareholders entitled to such dividend, distribution or subscription rights, or for the determination of the shareholders entitled to vote on such proposed merger, consolidation, sale, conveyance, dissolution, liquidation or winding up. Such notice shall specify such record date or the date of closing the stock transfer books, as the case may be. Failure to provide such notice shall not affect the validity of any action taken in connection with such dividend, distribution or subscription rights, or proposed merger, consolidation, sale, conveyance, dissolution, liquidation or winding up.

          Section 4.02:  Lost, Stolen, Mutilated or
Destroyed Warrants. If this Warrant is lost, stolen, mutilated or destroyed, the Company may, on such terms as to indemnity or otherwise as it may in its discretion impose (which shall, in the case of a mutilated Warrant, include the surrender thereof), issue a new Warrant of like denomination and tenor as, and in substitution for, this Warrant.


                       ARTICLE V

                 Split-Up, Combination,
           Exchange and Transfer of Warrants

          Section 5.01:  Split-Up, Combination,
Exchange and Transfer of Warrants. Subject to the provisions of Section 5.02, this Warrant may be split up, combined or exchanged for another Warrant or Warrants containing the same terms to purchase a like aggregate number of Warrant Shares. If the Warrantholder desires to split up, combine or exchange this Warrant, he or it shall make such request in writing delivered to the Company and shall surrender to the Company this Warrant and any other Warrants to be so split up, combined or exchanged. Upon any such surrender for a split-up, combination or exchange, the Company shall execute and deliver to the person entitled thereto a Warrant or Warrants, as the case may be, as so requested. The Company shall not be required to effect any split-up, combination or exchange which will result in the issuance of a Warrant entitling the Warrantholder to purchase upon exercise a fraction of a share of Common Stock or a fractional Warrant. The
Company may require such Warrantholder to pay a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any split-up, combination or exchange of Warrants.

          Section 5.02:  Restrictions on Transfer.  (a)
This Warrant and the Warrant Shares shall not be Transferred, in whole or in part, unless the conditions specified in this Section 5.02 are satisfied. The
Warrantholder, by acceptance of this Warrant, agrees to be bound by the provisions of this Section 5.02.

     (b) Except as otherwise provided in this Section
5.02, each Warrant and each certificate for Warrant
Shares bear a legend containing the following words:

          THE SECURITIES REPRESENTED BY THIS
          CERTIFICATE MAY NOT BE OFFERED FOR SALE,
          SOLD OR OTHERWISE DISPOSED OF EXCEPT
          PURSUANT TO AN EFFECTIVE REGISTRATION
          STATEMENT FILED UNDER THE SECURITIES ACT
          OF 1933, AS AMENDED, OR PURSUANT TO AN
          EXEMPTION FROM REGISTRATION UNDER SUCH
          ACT.

The requirement that the above legends be placed upon certificates evidencing any Warrant or Warrant Shares shall cease and terminate upon the earliest of the following events: (i) when the Warrant Shares are sold in an underwritten public offering, (ii) when such Warrant or Warrant Shares are sold pursuant to Rule 144 under the Securities Act, (iii) when the Warrant or Warrant Shares are Transferred in any other transaction if the seller delivers to the Company an opinion of its counsel, which counsel and opinion shall be reasonably satisfactory to the Company, to the effect that such legend is no longer necessary in order to protect the Company against a violation by it of the Securities Act upon any sale or other disposition of such shares without registration thereunder. Upon the occurrence of such event, the Company, upon the surrender of certificates containing such legend, shall, at its own expense, deliver to the holder of any such Warrant or Warrant Shares as to which the requirement for such legend shall have terminated, one or more new certificates evidencing such Warrant or Warrant Shares not bearing such legend.



                       ARTICLE VI

        Registration Under the Securities Act

        Section 6.01:  Piggyback Registration.

          (a)  Right to Include Registrable Securities.
If at any time or from time to time after December 22, 1995, the Company proposes to register any of its equity securities under the Securities Act, whether or not for its own account (other than by a registration statement on Form S-4 or Form S-8 or other form which does not include substantially the same information as would be required in a form for the general registration of securities or would not be available for the Registrable Securities) (a "Piggyback
Registration"), it shall as expeditiously as possible give written notice to all Holders of its intention to do so and of their rights under this Section 6.01.
Such rights are referred to hereinafter as "Piggyback
Registration Rights." Upon the written request of any such Holder made within twenty (20) days after receipt of any such notice (which request shall specify the Registrable Securities intended to be disposed of by such Holder), the Company shall include in the Registration Statement the Registrable Securities which the Company has been so requested to register by the Holders thereof and the Company shall keep such Registration Statement in effect and maintain compliance with each Federal and state law or regulation for the period necessary for such Holder to effect the proposed sale or other disposition (but in no event for a period greater than ninety (90) days).

          (b)  Withdrawal of Piggyback Registration by
Company. If, at any time after giving written notice of its intention to register any securities in a Piggyback Registration but prior to the effective date of the related Registration Statement, the Company shall determine for any reason not to register such securities, the Company shall give written notice of such determination to each Holder and, thereupon, shall be relieved of its obligation to register any Registrable Securities in connection with such Piggyback Registration.

          (c)  Piggyback Registration of Underwritten
Public Offerings. If a Piggyback Registration involves an offering by or through underwriters, then, (i) all Holders requesting to have their Registrable Securities included in the Company's Registration Statement must sell their Registrable Securities to the underwriters selected by the Company on the same terms and conditions as apply to other selling shareholders and
(ii) any Holder requesting to have his or its Registrable Securities included in such Registration
Statement may elect in writing, not later than three
(3) Business Days prior to the effectiveness of the Registration Statement filed in connection with such registration, not to have his or its Registrable
Securities so included in connection with such registration.

          (d)  Payment of Registration Expenses for
Piggyback Registration.  The Company shall pay all
Registration Expenses in connection with each registration of Registrable Securities requested pursuant to a Piggyback Registration Right contained in this Section 6.01.

          (e)  Priority in Piggyback Registration.  If
a Piggyback Registration involves an offering by or through underwriters, the Company shall not be required to include Registrable Shares therein if and to the extent the underwriter managing the offering reasonably believes in good faith and advises each Holder requesting to have Registrable Securities included in the Company's Registration Statement that such inclusion would materially adversely affect such offering; provided that (i) subject to the provisions of Section 6.01 of the Oppenheimer Warrant, if other selling shareholders have requested registration of securities in the proposed offering, the Company will reduce or eliminate on a pro rata basis to all holders of the securities of the Company exercising Piggyback Registration Rights similar to those set forth herein in proportion to the respective number of shares they have requested to be registered, and (ii) in such event, such Holders may delay any offering by them of all Registrable Shares requested to be included or that portion of such Registrable Shares eliminated for such period, not to exceed sixty (60) days, as the managing underwriter shall request and the Company shall file such supplements and post-effective amendments and take such other action necessary to permit such Holders to make their proposed offering for a period of ninety (90) days following such period of delay.

          Section 6.02:  Demand Registration.

          (a)  Request for Registration.  If, at any
time subsequent to December 22, 1995, any 25% Holders request that the Company file a Registration Statement under the Securities Act, the Company as soon as practicable shall use its best efforts to file a Registration Statement with respect to all Registrable
Securities that it has been so requested to include and obtain the effectiveness thereof, and to take all other action necessary under any Federal or state law or regulation to permit the Registrable Securities that are then held and/or that may be acquired upon the exercise of the Warrants specified in the notice of the 25% Holders to be sold or otherwise disposed of, and the Company shall maintain such compliance with each such Federal and state law and regulation for the period necessary for such Holders to effect the proposed sale or other disposition (but in no event for more than ninety (90) days); provided, however, the Company shall be entitled to defer such registration for a period of up to ninety (90) days if and to the extent that its Board of Directors shall determine that such registration would interfere with a pending corporate transaction. The Company shall also promptly give written notice to all other holders of any Registrable Securities who or that have not made a request to the Company pursuant to the provisions of this paragraph (a) of its intention to effect any required registration and shall use its best efforts to effect as expeditiously as possible such registration of all other such Warrant Shares that are then held and/or that may be acquired upon the exercise of the Warrants, the Holder or holders of which have requested such registration, within fifteen (15) days after such notice has been given by the Company, as provided in the preceding sentence. The Company shall be required to effect a registration pursuant to this subsection
(a) on one occasion only, such registration being referred to herein as a "Demand Registration".

          (b)  Payment of Registration Expenses for
Demand Registration.  The Company shall pay all
Registration Expenses in connection with the Demand
Registration.

          (c)  Selection of Underwriters.  If any
Demand Registration is requested to be in the form of an underwritten offering, the managing underwriter, the co-manager (if any) and the independent pricer required under the rules of the NASD (if any) shall be selected and retained by the Company. Such selection shall be subject to the consent of the Holders who requested the Demand Registration, which consent shall not be unreasonably withheld. All fees and expenses (other than Registration Expenses otherwise required to be paid) of any managing underwriter, any co-manager or any independent underwriter or other independent pricer required under the rules of the NASD shall be paid for by such underwriters or by the Holders or holders whose shares are being registered.

          Section 6.03:  Buy-outs of Registration
Demand. In lieu of carrying out its obligations to effect a Piggyback Registration or Demand Registration of any Registrable Securities pursuant to this Article
VI, the Company may carry out such obligation by offering to purchase and purchasing such Registrable
Securities requested to be registered at an amount in cash per share equal to the difference between (a) 95% of the last sale price of the Common Stock on the day the request for registration is made and (b) the Exercise Price in effect on such day.

          Section 6.04:  Registration Procedures.  If
and whenever the Company is required to use its best efforts to take action pursuant to any Federal or state law or regulation to permit the sale or other disposition of any Warrant Shares that are then held or that may be acquired upon exercise of the Warrants in order to effect or cause the registration of any Registrable Securities under the Securities Act as provided in this Article VI, the Company shall, as expeditiously as practicable:

          (a)  furnish to each selling Holder of
     Registrable Securities and the underwriters, if any, without charge, as many copies of the Registration Statement, the Prospectus or the Prospectuses (including each preliminary prospectus) and any amendment or supplement thereto as they may reasonably request;

          (b) enter into such agreements (including an underwriting agreement) and take all such other actions reasonably required in connection therewith in order to expedite or facilitate the disposition of such Registrable Securities and in such connection, if the registration is in connection with an underwritten offering (i) make such representations and warranties to the underwriters in such form, substance and scope as are customarily made by issuers to underwriters in underwritten offerings and confirm the same if and when requested; (ii) obtain opinions of counsel to the Company and updates thereof (which counsel and opinions in form, scope and substance shall be reasonably satisfactory to the underwriters) addressed to the underwriters and the Holders covering the matters customarily covered in opinions requested in underwritten offerings and such other matters as may be reasonably requested by such underwriters; (iii) obtain "cold comfort" letters and updates thereof from the Company's accountants addressed to the underwriters, such letters to be in customary form and covering matters of the type customarily covered in "cold comfort" letters in connection with offerings;
     (iv) set forth in full in any underwriting agreement entered into the indemnification provisions and procedures of Section 6.05 hereof with respect to all parties to be indemnified pursuant to said Section; and (v) deliver such documents and certificates as may be reasonably requested by the underwriters to evidence compliance with clause (i) above and with any customary conditions contained in the underwriting agreement or other agreement entered into by the Company; the above shall be done at each closing under such underwriting or similar agreement or as and to the extent required thereunder;

          (c)  make available for inspection by one or
     more representatives of the Holders of Registrable
     Securities being sold, any underwriter
     participating in any disposition pursuant to such registration, and any attorney or accountant retained by such Holders or underwriter, all financial and other records, pertinent corporate documents and properties of the Company, and cause the Company's officers, directors and employees to supply all information reasonably requested by any such representatives, in connection with such, subject to customary confidentiality arrangements;
     and

          (d) otherwise use its best efforts to comply with all applicable Federal and state regulations, and take such other action as may be reasonably necessary or advisable to enable each such Holder and each such underwriter to consummate the sale or disposition in such jurisdictions or jurisdictions in which any such Holder or underwriter shall have requested that the Registrable Securities be sold; provided that the Company shall not be required (i) to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this paragraph (d) be obligated to be so qualified, (ii) to subject itself to taxation in any such jurisdiction solely by reason of such registration or qualification or
     (iii) to consent to general service of process in any jurisdiction.

Except as otherwise provided in this Agreement, the Company shall have sole control in connection with the preparation, filing, withdrawal, amendment or supplementing of each Registration Statement, the selection of underwriters, and the distribution of any preliminary prospectus included in the Registration
Statement, and may include within the coverage thereof additional shares of Common Stock or other securities for its own account or for the account of one or more of its other security holders.

          Each seller of Registrable Securities as to which any registration is being effected shall furnish to the Company such information regarding the distribution of such securities and such other information as may otherwise be required by the Securities Act to be included in such Registration
Statement.

          Section 6.05:  Indemnification.

          (a)  Indemnification by Company.  In
connection with each Registration Statement relating to disposition of Registrable Securities, the Company shall indemnify and hold harmless each Holder and each underwriter of Registrable Securities and each Person, if any, who controls such Holder or underwriter (within the meaning of Section 15 of the Securities Act or
Section 20 of the Exchange Act) against any and all losses, claims, damages and liabilities, joint or several (including any reasonable investigation, legal and other expenses incurred in connection with, and any amount paid in settlement of any action, suit or proceeding or any claim asserted), to which they, or any of them, may become subject under the Securities
Act, the Exchange Act or other Federal or state law or regulation, at common law or otherwise, insofar as such losses, claims, damages or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement, Prospectus or preliminary prospectus, or such amendment or supplement thereto, or arise out of or are based upon any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading; provided, however, that such indemnity shall not inure to the benefit of any Holder or underwriter (or any Person controlling such Holder or underwriter within the meaning of Section 15 of the Securities Act or Section 20 of the Exchange Act) on account of any losses, claims, damages or liabilities arising from the sale of the Registrable Securities if such untrue statement or omission or alleged untrue statement or omission was made in such Registration
Statement, Prospectus or preliminary prospectus, or such amendment or supplement, in reliance upon and in conformity with information furnished in writing to the Company by the Holder or underwriter specifically for use therein. The Company shall also indemnify selling brokers, dealer managers and similar securities industry professionals participating in the distribution, their officers and directors and each Person who controls such Persons (within the meaning of Section 15 of the Securities Act or Section 20 of the
Exchange Act) to the same extent as provided above with respect to the indemnification of the Holders of Registrable Securities, if requested. This indemnity agreement shall be in addition to any liability which the Company may otherwise have.

          (b)  Indemnification by Holder.  In
connection with each Registration Statement, each Holder shall indemnify, to the same extent as the indemnification provided by the Company in Section
6.05(a), the Company, its directors and each officer who signs the Registration Statement and each Person who controls the Company (within the meaning of Section
15 of the Securities Act and Section 20 of the Exchange
Act), but only insofar as such losses, claims, damages and liabilities arise out of or are based upon any untrue statement or omission or alleged untrue statement or omission which was made in the Registration Statement, the Prospectus or preliminary prospectus or any amendment thereof or supplement thereto, in reliance upon and in conformity with information furnished in writing by such Holder to the Company specifically for use therein. In no event shall the liability of any selling Holder of Registrable Securities hereunder be greater in amount than the dollar amount of the net proceeds received by such Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation. The
Company shall be entitled to receive indemnities from underwriters, selling brokers, dealer managers and similar securities industry professionals participating in the distribution, to the same extent as provided above, with respect to information so furnished in writing by such Persons specifically for inclusion in any Prospectus, Registration Statement or preliminary prospectus or any amendment thereof or supplement thereto.

          (c)  Conduct of Indemnification Procedure.
Any party that proposes to assert the right to be indemnified hereunder will, promptly after receipt of notice of commencement of any action, suit or proceeding against such party in respect of which a claim is to be made against an indemnifying party or parties under this Section, notify each such indemnifying party of the commencement of such action, suit or proceeding, enclosing a copy of all papers served. No indemnification provided for in Section
6.05(a) or 6.05(b) shall be available to any party who shall fail to give notice as provided in this Section
6.05(c) if the party to whom notice was not given was unaware of the proceeding to which such notice would have related and was prejudiced by the failure to give such notice, but the omission so to notify such indemnifying party of any such action, suit or proceeding shall not relieve it from liability that it may have to any indemnified party for contribution or otherwise than under this Section. In case any such action, suit or proceeding shall be brought against any indemnified party and it shall notify the indemnifying party of the commencement thereof, the indemnifying party shall be entitled to participate in, and, to the extent that it shall wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel reasonably satisfactory to such indemnified party, and after notice from the indemnifying party to such indemnified party of its election so to assume the defense thereof and the approval by the indemnified party of such counsel, the indemnifying party shall not be liable to such indemnified party for any legal or other expenses, except as provided below and except for the reasonable costs of investigation previously incurred by such indemnified party in connection with the defense thereof. The indemnified party shall have the right to employ its counsel in any such action, but the fees and expenses of such counsel shall be at the expense of such indemnified party unless (i) the employment of counsel by such indemnified party has been authorized in writing by the indemnifying parties, (ii) the indemnified party shall have reasonably concluded, based on advice of counsel, that there may be a conflict of interest between the indemnifying parties and the indemnified party in the conduct of the defense of such action (in which case the indemnifying parties shall not have the right to direct the defense of such action on behalf of the indemnified party) or (iii) the indemnifying parties shall not have employed counsel to assume the defense of such action within a reasonable time after notice of the commencement thereof, in each of which cases the fees and expenses of counsel shall be at the expense of the indemnifying parties. An indemnifying party shall not be liable for any settlement of any action, suit, proceeding or claim effected without its written consent.

          (d)  Contribution.  In connection with each
Registration Statement relating to the disposition of Registrable Securities, if the indemnification provided for in subsection (a) hereof is unavailable to an indemnified party thereunder in respect of any losses, claims, damages or liabilities referred to therein, then the Company shall, in lieu of indemnifying such indemnified party, contribute to the amount paid or payable by such indemnified party as a result of such losses, claims, damages or liabilities. The amount to be contributed by the Company hereunder shall be an amount which is in the same proportionate relationship to the total amount of such losses, claims, damages or liabilities as the total net proceeds from the offering
(before deducting expenses) of the Registrable
Securities bears to the total price to the public
(including underwriters' discounts) for the offering of the Registrable Securities covered by such registration.

          (e)  Specific Performance.  The Company and
the Holder acknowledge that remedies at law for the enforcement of this Section 6.05 may be inadequate and intend that this Section 6.05 shall be specifically enforceable.


                      ARTICLE VII

                     Other Matters

          Section 7.01:  Amendments and Waivers.  The
provisions of this Warrant, including the provisions of this sentence, may not be amended, modified or supplemented, and waiver or consents to departures from the provisions hereof may not be given unless the Company has obtained the written consent of holders of at least a majority of the outstanding Registrable
Securities. Holders shall be bound by any consent authorized by this Section whether or not certificates representing such Registrable Securities have been marked to indicate such consent.

          Section 7.02:  Counterparts.  This Warrant
may be executed in any number of counterparts and by the parties hereto in separate counterparts, each of which so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

          Section 7.03:  Governing Law.  This Warrant
shall be governed by and construed in accordance with the laws of the State of New York without regard to the conflict of laws principles thereof.

          Section 7.04:  Severability.  In the event
that any one or more of the provisions contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable, the validity, legality and enforceability of any such provisions in every other respect and of the remaining provisions contained herein shall not be affected or impaired thereby.

          Section 7.05:  Attorneys' Fees.  In any
action or proceeding brought to enforce any provisions of this Warrant, or where any provisions hereof or thereof is validly asserted as a defense, the successful party shall be entitled to recover reasonable attorneys' fees and disbursements in addition to its costs and expenses and any other available remedy.

          Section 7.06:  Computations of Consent.
Whenever the consent or approval of Holders of a specified percentage of Registrable Securities is required hereunder, Registrable Securities held by the Company or its affiliates (other than the original
Warrantholder and other than subsequent Holders if such subsequent Holders are deemed to be such affiliates solely by reason of their holdings of such Registrable
Securities) shall not be counted in determining whether such consent or approval was given by the Holders of such required percentage.

          Section 7.07:  Notice.  Any notices or
certificates by the Company to the Holder and by the Holder to the Company shall be deemed delivered if in writing and delivered in person or by registered mail
(return receipt requested), if to the original Holder, addressed to him at 28 Shore Cliff Place, Great Neck,
New York 11023, or, if the original Holder has designated by notice in writing to the Company any other address, to such other address, or, if to a subsequent Holder, to such address as appears on the books of the Company or such other address Holder shall have designated by notice in writing to the Company, and if to the Company, addressed to it at Westbridge
Capital Corp., 777 Main Street, Fort Worth, Texas
76702. The Company may change its address by written notice to the Holder.

          IN WITNESS WHEREOF, this Warrant has been duly executed by the Company under its corporate seal as of December 22, 1995.



                              WESTBRIDGE CAPITAL CORP.


                                 By: /s/James W. Thigpen   _
                                 Name:  James W.Thigpen
                                 Title:  President and Chief
                                         Operating Officer


Attest: /s/ Michael D. Norris
            Secretary

                       ASSIGNMENT

(To be executed only upon assignment of Warrant
Certificate)

          For value received, hereby sells, assigns and transfers unto the within Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint attorney, to transfer said Warrant Certificate on the books of the within-named Company with respect to the number of Warrants set forth below, with full power of substitution in the premises:


          Name (s) of
          Assignees (s)       Address        No. of Warrants







And if said number of Warrants shall not be all the Warrants represented by the Warrant Certificate, a new
Warrant Certificate is to be issued in the name of said undersigned for the balance remaining of the Warrants represented by said Warrant Certificate

Dated:  __________ _____, _______





                                   Note: The above
                                   signature should
                                   correspond exactly
                                   with the name on the
                                   face of this Warrant
                                   Certificate.

                   SUBSCRIPTION FORM
        (To be executed upon exercise of Warrant
            pursuant to Section 2.02(a)(i))

          The undersigned hereby irrevocably elects to exercise the right of purchase represented by the within Warrant Certificate for, and to purchase thereunder shares of Common Stock, as provided for therein. To the extent applicable, the undersigned herewith makes payment, in cash or by check or by reduction in the principal amount of the Note or a combination thereof, in full of the Exercise Price thereof ($________ in the aggregate).


          Please issue a certificate or certificates for such Common Stock in the name of, and pay any cash for any fractional share to:

                              Name
                              (Please Print Name,
                              Address and Social
                              Security Number)



                              Signature


NOTE: The above signature should respond exactly with the name on the first page of this Warrant Certificate or with the name of the assignee appearing in the assignment form above.


          And if said number of shares shall not be all the shares purchasable under the within Warrant
Certificate, a new Warrant Certificate is to be issued in the name of said undersigned for the balance remaining of the shares purchasable thereunder rounded up to the next higher number of shares.

                 CASHLESS EXERCISE FORM

        (To be executed upon exercise of Warrant pursuant to Section 2.02(a)(ii))

          The undersigned hereby irrevocably elects to exchange its Warrant for such shares of Common Stock pursuant to the Cashless Exercise provisions of the within Warrant Certificate, as provided for in Section
2.02(a)(ii) of such Warrant Certificate.

          Please issue a certificate or certificates for such Common Stock in the name of, and pay cash for fractional share to:


                              Name
                                   (Please Print Name,
                              Address and Social
                              Security Number)



                              Signature_______________________

NOTE:   The above signature should correspond exactly
with the name on the first page of this Warrant
Certificate or with the name of the assignee appearing in the assignment form above.


          And if said number of shares shall not be all the shares exchangeable or purchasable under the within Warrant Certificate, a new Warrant Certificate is to be issued in the name of the undersigned for the balance remaining of the shares purchasable rounded up to the next higher number of shares.



                                                 Exhibit 21


              SUBSIDIARIES OF WESTBRIDGE CAPITAL CORP.


                                                                 Percentage
     Subsidiary                                                   Ownership


 1.  National Foundation Life Insurance Company (Delaware)              100%

 2.  American Insurance Company of Texas (Texas)                        100%

 3.  National Financial Insurance Company (Texas)                       100%

 4.  Westbridge Funding Corporation (Delaware)
   (Formerly National Legal Services Company, Inc.)                     100%

 5.  Foundation Financial Services, Inc. (Nevada)                       100%

 6.  Westbridge Marketing Corporation (Delaware)                        100%

 7.  Westbridge Printing Services, Inc. (Delaware)                      100%

 8.  Flex-Plan Systems, Inc. (Delaware)                                 100%

 9.  Westbridge Financial Corp. (Delaware)                              100%

10.  Precision Dialing Services, Inc. (Delaware)                        100%

11.  Westbridge National Life Insurance Company (Arizona)               100%

12.  LifeStyles Marketing Group, Inc. (Delaware)                         51%

13.  Senior Benefits, LLC (Arizona)                                      50%

14.  American Senior Security Plans, LLC (Delaware)                      50%

15.  Health Care-One Insurance Agency, Inc.   (California)               50%

                                                          Exhibit 24



                 CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (No. 33-55192) of Westbridge Capital Corp. and its subsidiaries of our report dated March 29, 1996, appearing on page 43 of this Form 10-K.






  /s/ Price Waterhouse, LLP

PRICE WATERHOUSE LLP
Fort Worth, Texas
March 29, 1996