Form 10-Q
period 1996-03-31
WESTBRIDGE CAPITAL CORP
filed 1996-05-15
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 1996

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

     Indicate, by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Common Stock - Par Value $.10      5,993,458 Shares Outstanding at May 10, 1996

                                                                       Form 10-Q

Company or group of companies for which report is filed:

                                             WESTBRIDGE CAPITAL CORP.

This quarterly report, filed pursuant to Rule 13a-13 and 15d-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

                                                                              Page(s)

PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements

       1. Consolidated Balance Sheets at March 31, 1996, December 31, 1995
          and March 31, 1995.                                                  3-4

       2. Consolidated Statements of Operations for the Three Months Ended
          March 31, 1996 and 1995.                                              5

       3. Consolidated Statements of Cash Flows for the Three Months Ended
          March 31, 1996 and 1995.                                              6

       4. Notes to Consolidated Financial Statements.                           7

    Item 2 - Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                             8-12

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                                  13

    Item 6 - Exhibits and Reports on Form 8-K                                   13

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS


                                                March 31,  December 31,  March 31,
                                                   1996       1995        1995
                                               (Unaudited)  (Audited)  (Unaudited)
                                               ----------   --------- -----------
Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $80,544, $83,160
       and $11,187)                             $ 81,975   $ 86,780   $ 11,051
     Held-to-maturity, at amortized cost
       (market value $0, $0, and $77,806)           --         --       80,113
   Equity securities, at market                      506        539        470
   Investment in Freedom Holding Company,
     on the equity basis                           6,220      6,173      5,915
   Mortgage loans on real estate                     625        639        749
   Investment real estate                            141        141        141
   Policy loans                                      278        285        287
   Short-term investments                         14,721     14,946      6,609
                                                 -------    -------    -------
       Total Investments                         104,466    109,503    105,335

Cash                                               1,534      2,013      1,010
Accrued investment income                          1,486      1,711      1,703
Receivables from agents, net of allowance
   for doubtful accounts                          20,805     16,706      9,239
Deferred policy acquisition costs                 63,373     56,977     61,610
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                    1,534      1,590      1,490
Other assets                                      13,880     12,499      9,974
                                                 -------    -------    -------
       Total Assets                             $207,078   $200,999   $190,361
                                                 =======    =======    =======


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                         March 31,    December 31,  March 31,
                                                        (Unaudited)    (Audited)   (Unaudited)

                                                           1996          1995         1995
                                                        ---------    ----------   -----------
Liabilities:

   Policy Liabilities and Accruals:

     Future policy benefits                              $  49,154    $  46,620    $  63,200
     Claims                                                 38,415       39,063       40,355
                                                            ------       ------      -------
                                                            87,569       85,683      103,555

Accumulated policyholders' funds                               380          373          362
Other liabilities                                           12,849       11,226        7,870
Deferred income taxes                                        6,412        5,841        2,968
Notes payable                                               18,044       15,807          -
Senior subordinated notes, net of unamortized
   discount, due 2002                                       19,285       19,264       19,206
                                                           -------      -------      -------
     Total Liabilities                                     144,539      138,194      133,961
                                                           -------      -------      -------
Redeemable Preferred Stock                                  20,000       20,000       20,000
                                                           -------      -------      -------
Stockholders' Equity:
   Common stock, ($.10 par value, 30,000,000
     shares authorized; 5,993,458, 5,992,458
     and 5,949,758 shares issued)                              599          599          595
   Capital in excess of par value                           29,210       29,208       29,125
   Unrealized appreciation of investments carried
     at market value, net of tax                             1,165        2,593           45
   Retained earnings                                        11,735       10,575        6,805
                                                            ------       ------       ------
                                                            42,709       42,975       36,570
Less - Aggregate of shares held in treasury and
   investment by affiliate in Westbridge Capital Corp.
   common stock (28,600 at March 31, 1996,
   December 31, 1995 and March 31, 1995), at cost             (170)        (170)        (170)
                                                            ------       ------       ------
     Total Stockholders' Equity                             42,539       42,805       36,400
                                                            ------       ------       ------
       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity                  $ 207,078    $ 200,999    $ 190,361
                                                           =======      =======      =======

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        (In thousands, except share data)

                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             1996          1995
                                                           ------------------

Revenues:

   Premiums:

     First-year                                        $    14,400   $     5,959
     Renewal                                                21,010        21,975
                                                            ------        ------
                                                            35,410        27,934

   Net investment income                                     2,116         1,820
   Fee and service income                                    1,775           432
   Net realized gains (losses) on investments                   85           (61)
   Other income                                                  2             6
                                                            ------        ------
                                                            39,388        30,131
                                                            ------        ------
Benefits, Claims and Expenses:
   Benefits and claims                                      21,914        16,328
   Amortization of deferred policy acquisition costs         4,329         2,890
   Commissions                                               1,937         3,099
   General and administrative expenses                       6,566         5,052
   Taxes, licenses and fees                                  1,343         1,080
   Interest expense                                            951           720
                                                            ------        ------
                                                            37,040        29,169
                                                            ------        ------
Income before income taxes, equity in earnings of
   Freedom Holding Company and extraordinary item            2,348           962
Provision for income taxes                                     822           327
Equity in earnings of Freedom Holding Company                   47            89
                                                            ------        ------
Income before extraordinary item                             1,573           724
Extraordinary loss from early extinguishment of debt           -             407
                                                            ------        ------
      Net Income                                       $     1,573   $       317
                                                            ======        ======
Preferred Stock Dividends                                      413           413
                                                            ------        ------
Income (loss) applicable to common stockholders        $     1,160   $       (96)
                                                            ======        ======
Earnings Per Common Share:
   Primary:

     Income before extraordinary item                  $       .19   $       .06
   Extraordinary item                                          -            (.08)
                                                              ----          ----
     Net Earnings (loss)                               $       .19   $      (.02)
                                                              ====          ====
  Fully Diluted:

   Income before extraordinary item                    $       .19   $       .10
   Extraordinary item                                          -            (.06)
                                                              ----          ----
     Net Earnings                                      $       .19   $       .04
                                                              ====          ====
Weighted Average Shares Outstanding:

   Primary                                               6,105,000     5,125,000
   Fully diluted                                         8,483,000     7,444,000




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                              Three Months Ended
                                                                                   March 31,

                                                                              -------------------
                                                                               1996          1995
                                                                              -------------------
Cash Flows From Operating Activities:

   Net income (loss) applicable to common stockholders                       $  1,160    $    (96)
   Adjustments to reconcile net income to cash provided by
     (used for) operating activities:
       Increase (decrease) in policy liabilities and accruals                   1,886        (725)
       Amortization of deferred policy acquisition costs                        4,329       2,890
       Additions to deferred policy acquisition costs                         (10,725)     (5,846)
       Increase (decrease) in deferred income taxes                               571        (263)
       Depreciation expense                                                       131         111
       Increase in receivables from agents                                     (4,099)     (1,886)
       Increase in other assets                                                (1,381)       (377)
       Equity in earnings of Freedom Holding Company                              (47)         30
       Increase (decrease) in other liabilities                                 1,630        (808)
       Other, net                                                                 863         382
                                                                               ------      ------
       Net Cash Used For Operating Activities                                  (5,682)     (6,588)
                                                                               ------      ------
Cash Flows From Investing Activities:
   Proceeds From Investments Sold:
     Fixed maturities, classified as held-to-maturity, called or matured          -           248
     Fixed maturities, classified as available-for-sale, called or matured      4,588          13
     Fixed maturities, classified as available-for-sale, sold                   1,033         952
     Short-term investments, sold or matured                                   43,979       2,934
     Other investments, sold or matured                                            72          24
   Cost of investments acquired                                               (46,633)     (3,207)
   Additions to leasehold improvements and equipment, net of retirements          (75)       (386)
                                                                               ------      ------
       Net Cash Provided By Investing Activities                                2,964         578
                                                                               ------      ------
Cash Flows From Financing Activities:
   Retirement of senior subordinated debentures, at par                           -       (25,000)
   Issuance of notes payable                                                    2,237         -
   Issuance of subordinated notes                                                 -        19,200
   Issuance of common stock                                                         2       9,949
                                                                               ------      ------
       Net Cash Provided By Financing Activities                                2,239       4,149
                                                                               ------      ------
       Decrease In Cash During Period                                            (479)     (1,861)

       Cash At Beginning Of Period                                              2,013       2,871
                                                                               ------      ------
       Cash At End Of Period                                                 $  1,534    $  1,010
                                                                               ======      ======
Supplemental Disclosures Of Cash Flow Information:
   Cash Paid During The Periods For:

     Interest                                                                $    896    $  1,778
     Income taxes                                                            $      2    $      3


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), and American Insurance Company of Texas ("AICT"), Westbridge's primary insurance subsidiaries, are involved in various claims and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

NOTE 3 - EARNINGS PER SHARE

Primary Income Before Extraordinary Item. Calculated by dividing income before extraordinary item, less preferred stock dividends, by primary weighted average shares outstanding. Primary weighted average shares outstanding do not assume the conversion to Common Stock of the Series A Preferred Stock.

Fully Diluted Income Before Extraordinary Item. Calculated by dividing income before extraordinary item by fully diluted weighted average shares outstanding. The preferred stock dividend is not deducted from income for the fully diluted calculation, but the fully diluted average shares outstanding number is larger. The fully diluted calculation assumes the conversion of the Series A Preferred Stock to Common Stock at the beginning of the period. Were such a conversion to occur, (a) preferred dividends would not be paid, and are therefore not deducted from earnings for the calculation and, (b) there would be a greater number of shares of Common Stock outstanding as a result of the conversion.

At March 31, 1996, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

NOTE 4 - SUBSEQUENT EVENT

On May 2, 1996, the Company agreed to purchase the remaining 60% of Freedom Holding Company ("FHC") for $6.3 million, bringing total ownership of FHC to 100%. FHC is the parent company of Freedom Life Insurance Company of America ("FLICA"), a Mississippi domiciled insurer. FLICA principally offers Cancer and Specified Disease Products and is licensed in thirty-four states.

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

* National Financial Insurance Company ("NFIC") and its wholly-owned subsidiary, American Insurance Company of Texas ("AICT") - These companies were acquired by the Company in April, 1994. NFIC and AICT are engaged in the sale of new policies and the administration of blocks of insurance business which are substantially similar to the business administered by NFL.

* Freedom Holding Company ("FHC") - The Company owns a 40% interest in FHC, which in turn, owns 100% of Freedom Life Insurance Company of America ("FLICA"). FLICA is engaged primarily in the sale of Cancer and Specified Disease Products. The Company agreed to purchase the remaining 60% of FHC on May 2, 1996 for $6.3 million in cash. The purchase is subject to customary terms and conditions, including regulatory approval. The acquisition will not have a material effect on the Company's revenues or net earnings.

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

* American Senior Security Plans, LLC ("ASSP") - ASSP is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFIC. ASSP was formed in November, 1994. The Company holds a 100% ownership interest in ASSP.

* Health Care-One Insurance Agency, Inc. ("HCO") - HCO is an insurance marketing joint venture which derives fee income in the form of commissions on sales of HMO products and PPO products, for non-affiliated companies. HCO was formed in September, 1995. The Company holds a 50% ownership interest in HCO.

The Company has purchased several significant blocks of business over the past four years. Generally, as a result of the acquisition of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums and net investment income, and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired businesses run off.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                      Three Months Ended
                                           March 31,
                                      ------------------
                                        1996      1995
                                      ------------------
Company-Issued Policies:
   First-year premiums                $14,382   $ 5,922
   Renewal premiums                    10,165     8,700
                                       ------    ------
      Total Company-issued policies    24,547    14,622
                                       ------    ------
Acquired Policies:
   American Integrity                   2,226     2,881
   Life and Health                        478       552
   Dixie National Life                    774       927
   NFIC and AICT                        7,385     8,952
                                       ------    ------
      Total acquired policies          10,863    13,312
                                       ------    ------
        Total Premiums                $35,410   $27,934
                                       ======    ======

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 1996  Compared  With Three Months Ended March 31,
1995

PREMIUMS. Premiums increased from $27.9 million to $35.4 million for the first quarter of 1996, an increase of $7.5 million or 26.9%. The increase was attributable to first-year and renewal premiums on Company-issued policies increasing $8.4 million and $1.5 million, respectively, offset by decreases in premiums from acquired policies of $2.4 million.

The increase in first-year premiums was primarily due to increases of $2.0 million in Medicare Supplement premiums produced by SBL for NFL, $3.2 million in Medical Expense premiums produced by LMG for NFL and $3.4 million, in Medicare Supplement and Medical Expense premiums produced by non-affiliated agencies for NFIC and AICT.

Renewal premiums decreased $1.0 million, or 4.5%, as a result of lower premiums from acquired policies offsetting higher renewal premiums from Company-issued policies. Decreases in renewal premium consisted of $655,000 on policies acquired from American Integrity Insurance Company and $1.6 million on policies acquired from NFIC and AICT due to policy lapses or cancellations. Offsetting these decreases, in part, were increases in renewal premiums of $1.0 million in Medicare Supplement premiums produced by SBL for NFL and $583,000 in Cancer and Specified Disease premiums reinsured by NFL from FLICA.

NET INVESTMENT INCOME. Net investment income increased $300,000, or 16.7%, from $1.8 to $2.1 million. The increase was attributable to $400,000 of interest charged in the first quarter of 1996 on receivables from agents, which was not present in the prior year period.

FEE AND SERVICE INCOME. Fee and service income increased from $432,000 to $1.8 million, an increase of $1.4 million. The increase was primarily due to increases of $503,000 for telemarketing service fees to non-affiliated companies and $839,000 for commission fees earned by HCO from non-affiliated companies. Sales of telemarketing services to non-affiliated companies began during the second quarter of 1995. HCO began operations during the fourth quarter of 1995.

BENEFITS AND CLAIMS. Benefits and claims increased $5.6 million, or 34.4%, from $16.3 million to $21.9 million. The increase can be attributed to increases of $1.0 million for Cancer and Specified Disease Products directly issued by NFL, $1.8 million for Medicare Supplement Products marketed by SBL for NFL, $1.5 million for Medical Expense Products marketed by LMG for NFL, and $687,000 for policies acquired in the purchase of NFIC and AICT and $690,000 from NFIC and AICT Company-issued policies also consisting principally of Medicare Supplement and Medical Expense Products.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Amortization of DPAC increased from $2.9 million to $4.3 million, an increase of $1.4 million or 48.3%. The increase was attributable to those product lines producing the largest new sales growth, specifically an increase of $889,000 from Medicare Supplement Products marketed by SBL, and an increase of $502,000 from Medical Expense Products marketed by LMG.

COMMISSIONS. Commissions decreased $1.2 million, or 38.7%, from $3.1 million to $1.9 million. Before elimination of intercompany revenues and expenses in consolidation, commissions decreased $539,000, or 18.0%, in NFL and $202,000, or 27.0%, in NFIC and AICT while commissions increased $485,000 in HCO, which began operations in the fourth quarter of 1995, and $1.0 million in LMG. An increase of $1.5 million in commissions from NFL to LMG was eliminated in consolidation. Additionally, other increases in commissions between the Company's insurance subsidiaries and agency subsidiaries, totaling $509,000, were eliminated in consolidation.

Commission expense decreased in the insurance subsidiaries despite higher premium revenues. This resulted from a shift in the mix of business to products having low ultimate commission rates. These low ultimate commission rates primarily result from the Company's policy of not paying commissions on future premium rate increases on most lines of business currently produced.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $1.5 million, or 29.4%, from $5.1 million to $6.6 million principally due to costs associated with expanding marketing operations and servicing a growing base of policyholders.

TAXES, LICENSES AND FEES. Taxes, licenses and fees increased $300,000, or 27.3%, from $1.1 million to $1.4 million. The increase was primarily due to the increase in collected premiums and the associated premium taxes.

INTEREST EXPENSE. Interest expense increased $231,000, or 32.1%, from $720,000 to $951,000, primarily due to $354,000 of interest expense associated with a revolving line of credit which was not present in the comparable 1995 period. Offsetting this increase was a $123,000 decrease in interest expense stemming from the redemption of $25,000,000 par, 11.7% senior subordinated debentures in the first quarter of 1995, in conjunction with the issuance of $20,000,000 principal 11.0% senior notes, also in the first quarter of 1995.

PROVISION FOR INCOME TAXES. The provision for income taxes increased from $327,000 to $822,000, an increase of $495,000. The increase resulted from an increase to pre-tax income of $1.3 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

WESTBRIDGE. Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the outstanding capital stock of NFL and NFIC, of which it is the sole stockholder. NFL also owns a 40% interest in FHC. On May 2, 1996, the Company, through NFL, agreed to purchase the remaining 60% of FHC for $6.3 million in cash, subject to customary terms and conditions, including regulatory approval. Upon obtaining regulatory approval, the purchase price will be paid by NFL from cash generated by the sale of short-term investments. AICT is a wholly-owned subsidiary of NFIC. Westbridge's primary potential sources of funds are dividends from its insurance subsidiaries, advances due and dividends from marketing subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock, funding cash flow requirements of marketing subsidiaries, and taxes. The Senior Subordinated Notes mature in March, 2002 and the Series A Preferred Stock is subject to mandatory redemption in April, 2004.

Dividend payments from Westbridge's principal insurance subsidiaries, NFL, NFIC and AICT are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment.

As of December 31, 1995, NFL had negative earned surplus as a result of historical losses. For the foreseeable future, NFL has agreed to seek the approval of the Delaware Insurance Commissioner prior to making any dividend payments. As of December 31, 1995, AICT had the ability to pay to NFIC, without prior regulatory approval, $835,000 in dividends, none of which has been paid. As of December 31, 1995, NFIC had the ability to pay Westbridge, without prior regulatory approval, $994,000 in dividends, none of which has been paid.

Westbridge believes that its near-term cash requirements, including interest payments on the Senior Subordinated Notes and dividend payments on the Series A Preferred Stock will be met through operating cash flows, repayments of advances due and dividends from marketing subsidiaries, and payments relating to the surplus certificate.

INSURANCE SUBSIDIARIES. The primary sources of cash for the insurance subsidiaries are premiums, income on investment assets and fee and service income. Additional cash is periodically provided from the sale of short-term investment assets and could, if necessary, be provided through the sale of long-term investment assets. The insurance subsidiaries also receive cash from the sale of agent receivables to Westbridge Funding Corporation ("WFC"), a wholly-owned subsidiary of Westbridge, under a Receivables Purchase Agreement. Discontinuance of such sales to WFC would result in reduced liquidity and decreases in statutory capital and surplus of the insurance subsidiaries. The insurance subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses and taxes.

CONSOLIDATED. A significant portion of the Company's premiums for the three months ended March 31, 1996 related to policies obtained through closed blocks of insurance business including the NFIC and AICT acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancellations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies.

Net cash used for operations aggregated $5.7 million in the three months ended March 31, 1996, compared to $6.6 million for the first three months of 1995. The decline in the amount of net cash used for operations is the result of larger increases to cash inflows, principally from premiums, relative to the increases in cash outflows, principally from deferred policy acquisition costs and receivables from agents associated with higher levels of new business production in 1996 when compared to 1995.

Net cash provided by investing activities for the three months ended March 31, 1996, totaled $3.0 million, compared to net cash provided by investing activities of $578,000 in the same 1995 period. Investing activities contributed some funding for operating activities during the first three months of 1996, while financing activities provided substantially all funding to support operating activities for the comparable 1995 period.

Net cash provided by financing activities was $2.2 million for the three months ended March 31, 1996, compared to $4.1 million for the prior year period. During the first three months of 1996, the Company, through WFC, made a draw of approximately $2.2 million on its $20 million revolving line of credit which is secured by receivable balances from insurance agents. Through March 31, 1996, total outstanding borrowings under the line of credit were approximately $17.1 million. The Company and WFC are subject to certain provisions and covenants under the line of credit, including requiring bank approval prior to paying any dividend from WFC to Westbridge. For the comparable 1995 period, a total of $29.1 million of cash was provided by the issuance of 1,500,000 shares of Common Stock and $20.0 million principal amount of Senior Subordinated Notes, due

2002. Also in the 1995 first quarter, $25.0 million of cash was disbursed to retire, prior to maturity, the 11.7% Senior Subordinated Debentures due 1996.

The Company believes that its near-term cash requirements will be met through a combination of operating, investing, and financing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating, investing, and financing cash flows. The Company has established an agent balance financing facility which will be used to finance additional marketing growth. Additional capital may be necessary to consummate future growth through acquisitions. There can be no assurance that opportunities for future acquisitions will arise or that additional capital to consummate such acquisitions will be available.

The Company had no significant high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of March 31, 1996, and it is the Company's policy not to invest more than 5% of its holdings in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. Such changes should not impact the Company's ability to meet its future policyholder benefit obligations.

                                    PART II

Item 1 - Legal Proceedings

         (See Part I - Note 2 to the Consolidated Financial Statements).

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.1 - Employment Contract of Martin E. Kantor Exhibit
              10.2 - Employment Contract of James W. Thigpen Exhibit 10.3 - Employment Contract of Stephen D. Davidson Exhibit 10.4 - Employment Contract of Margie Megless Exhibit 10.5 - Employment Contract of Michael Norris Exhibit 10.6 - Employment Contract of Patrick Mitchell Exhibit 10.7 - Employment Contract of Dennis Weverka

              Exhibit 27 - Financial Data Schedule, (included in electronic filing only).

         (b)  Reports on Form 8-K

              No Form 8-K was required to be filed during the period.

                                                                       Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        WESTBRIDGE CAPITAL CORP.

                             /s/ Patrick J. Mitchell
                             -----------------------
                                 Patrick J. Mitchell
                                 Vice President, Chief Financial
                                 Officer and Treasurer
                                (On Behalf of the Registrant and as
                                 Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
May 14, 1996

                                                                    Exhibit 10.1

                              EMPLOYMENT AGREEMENT

                  This Agreement (this "Agreement"), dated as of April 1, 1996, is made by and among Westbridge Capital Corp., a Delaware corporation, having its principal offices at 777 Main Street, Fort Worth, Texas 76102 (the "Corporation"), National Foundation Life Insurance Company, a Delaware corporation, having its principal offices at 777 Main Street, Fort Worth, Texas 76102 ("NFL"), and Mr. Martin E. Kantor (the "Executive"), residing at 28 Shore Cliff

Place, Great Neck, New York 11023.

                                    Recitals

     1. The Corporation and NFL each desire to retain the Executive as a director of the Corporation and NFL and to employ him as the Chairman of the Board and the Chief Executive Officer of the Corporation and NFL, and to enter into an agreement embodying the terms of those relationships.

     2. The Executive is willing to serve as a director of the Corporation and NFL and is willing to serve as the Chairman of the Board and the Chief Executive Officer of the Corporation and NFL on the terms set forth herein.

                                    Agreement

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, and other good and valuable consideration, the Corporation, NFL and the Executive hereby agree as follows.

     1. Definitions.

     1.1 "Affiliate" means any person or entity controlling, controlled by or under common control with the Corporation.

     1.2 "Annual Compensation" means the Executive's highest Base Salary and Annual Bonus during the Term of Employment.

     1.3 "Board" means the Board of Directors of the Corporation.

     1.4 "Cause" means (a) the Executive is convicted of a felony involving actual dishonesty as against the Corporation or NFL, or (b) the Executive, in carrying out his duties and responsibilities under this Agreement, voluntarily engages in conduct which is demonstrably and materially injurious to the Corporation or NFL, monetarily or otherwise, unless such act, or failure to act, was believed by the Executive in good faith to be in the best interests of the Corporation or NFL.

     1.5 "Date of Termination" means (a) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination or, if later, the date specified therein (in no event, however, shall such date be later than sixty days after the date of actual receipt of such notice), as the case may be, and (b) in all other cases, the actual date on which the Executive's employment terminates during the Term of Employment.

     1.6 "Disability" means the Executive's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Executive and the Corporation. If the Executive and the Corporation cannot agree as to such an independent medical physician, each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.

     1.7 "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Executive, (a) the Executive is assigned any duties or responsibilities inconsistent in any material respect with the scope of the duties or responsibilities associated with the Executive's titles or positions, as set forth and described in Section 4 of this Agreement; (b) the Executive suffers a reduction in the duties, responsibilities or effective authority associated with his titles and positions, as set forth and described in Section 4 of this Agreement; (c) the Executive is not appointed to, or is removed from, the offices or positions provided for in Section 4 of this Agreement; (d) the Executive's compensation is decreased by the Corporation or NFL, or the Executive's benefits under employee benefit or health or welfare plans or programs of the Corporation or NFL are in the aggregate materially decreased (unless such decrease is attributable to or part of a plan or program implementing a general reduction in such benefits for substantially all of the Corporation's and NFL's senior executives, or unless there is substituted reasonably comparable benefits); (e) the Corporation and NFL fail to obtain the full assumption of this Agreement by a successor entity in accordance with
Section 11.2 of this Agreement; (f) the Corporation and NFL fail to use their reasonable best efforts to maintain, or cause to be maintained, adequate directors and officers liability insurance coverage for the Executive; (g) the Corporation or NFL purport to terminate the Executive's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement; or (h) there occurs a Change in Control.

     1.8 "Term of Employment" has the meaning ascribed to it in Section 3.

     1.9 "Change in Control" means (a) the acquisition, after the date of this Agreement, by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (A) the outstanding shares of common stock, par value $.10 per share, of the Corporation (the "Common Stock"), or (B) the combined voting power of the voting securities of the Corporation entitled to vote generally in the election of directors (the "Voting Securities"); provided, however, that the following acquisitions shall not constitute a

Change in Control: (x) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Corporation or NFL, or (y) any acquisition by any corporation if, immediately following such acquisition, more than 80% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors) is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or (b) individuals who, on the date of this Agreement, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date of this Agreement whose election, or nomination for election by the Corporation's shareholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act) or other actual or threatened solicitation of proxies or consents; or (c) approval by the shareholders of the Corporation of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation, more than 80% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or (d) approval by the shareholders of the Corporation of
(i) a complete liquidation or dissolution of the Corporation, or (ii) the sale or other disposition of all or substantially all of the assets of the Corporation or NFL, other than to a direct or indirect wholly-owned subsidiary of the Corporation. For purposes of this Agreement and without limiting the generality of the preceding sentence, the sale or other disposition by the Corporation of more than 50% of the common stock or the voting securities (entitled to vote generally in the election of directors) of NFL shall be deemed to constitute a sale or other disposition of substantially all the assets of the Corporation.

     2. Employment. Subject to the terms and provisions set forth in this Agreement, the Corporation hereby agrees to use its best efforts to cause the Executive to be a director of the Corporation, and shall appoint or elect the Executive as a director of NFL, during the Term of Employment and each of the Corporation and NFL agrees during the Term of Employment to employ the Executive as the Chairman of the Board and Chief Executive Officer of each of the Corporation and NFL, and the Executive hereby accepts such employment and directorships.

     3. Term of Employment. The term of employment under this Agreement shall commence on April 1, 1996 (the "Commencement Date") and, unless earlier terminated under Section 6 below or extended pursuant to the next sentence, shall terminate on the fifth anniversary of the Commencement Date (the "Term of Employment"). On such fifth and each succeeding anniversary, the Term of Employment shall automatically be extended for an additional one year period unless, not later than six months prior to any such anniversary, either party to this Agreement shall have given notice to the other that the Term of Employment shall not be extended or further extended beyond its then automatically extended term, if any.

     4. Positions, Responsibilities and Duties.

     4.1 Positions. During the Term of Employment, the Executive shall be employed and serve as the Chairman of the Board and Chief Executive Officer of each of the Corporation and NFL and, if elected by the Corporation's shareholders, he shall be a director of the Corporation. The Executive, during the Term, shall also be appointed or elected as, and during such time shall be, a director of NFL. In such positions, the Executive shall have the duties, responsibilities and authority normally associated with the office and position of director (if and when elected in the case of the Corporation), chairman of the board and chief executive officer of a publicly-traded corporation. The Executive shall report solely and directly to the Board and all officers and other senior employees of the Corporation and NFL shall report solely and directly to the Executive or the Executive's designees. The Executive shall perform his duties and responsibilities hereunder from such location or locations, and at such time or times, as the Executive shall determine from time to time in his sole discretion. Notwithstanding the above, the Executive shall not be required to perform any duties and responsibilities which would be likely to result in a non-compliance with or violation of any applicable law or regulation.

     4.2 Duties. During the Term of Employment, the Executive shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement, including, without limitation, establishing both short and long-range strategic growth plans for the Corporation and NFL, and achieving the Corporation's and NFL's financial targets; provided, however, that the Executive shall be allowed, to the extent such activities do not substantially interfere with the performance by the Executive of his duties and responsibilities hereunder, to (a) manage the Executive's personal, financial and legal affairs, and (b) serve on corporate, civic or charitable boards or committees.

     5. Compensation and Other Benefits.

     5.1 Base Salary. During the Term of Employment, the Executive shall receive a base salary of no less than US $468,000 per annum ("Base Salary") payable in equal semi- monthly installments. Such Base Salary shall be reviewed annually for increase (but, except as provided in the penultimate sentence of this Section 5.1, not decrease) in the sole discretion of the Board or the Executive Committee of the Board; provided, however, that such Base Salary shall in any event be increased as of January 1 of each calendar year at a rate equal to the percentage increase in the consumer price index as reported by the United States Department of Labor for the immediately preceding calendar year. The Executive's Base

Salary may only be reduced pursuant to a plan or program implementing a general proportionate reduction in the base salary rate of substantially all of the Corporation's and NFL's senior executives. Such increased (or decreased) Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

     5.2 Short-term Incentive. For each fiscal year of the Corporation (and in addition to the Base Salary), the Executive shall be eligible to receive an annual cash bonus ("Annual Bonus") determined by the Executive Committee of the Board. Such Annual Bonus shall be payable to the Executive at such time as such bonuses or similar bonuses are paid to other members of the Corporation's or NFL's senior management.

     5.3 Other Incentive and Savings Plans. During the Term of Employment, the Executive shall be entitled to participate as of the Commencement Date in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs maintained by the Corporation and NFL from time to time for the benefit of senior executives and/or other employees.

     5.4 Welfare Benefit Plans. During the Term of Employment, the Executive, the Executive's spouse, if any, and their eligible dependents, if any, shall be entitled to participate as of the Commencement Date in and be covered under all the welfare benefit plans or programs maintained by the Corporation and NFL from time to time including, without limitation, all medical, hospitalization, dental, disability, life, accidental death and dismemberment and travel accident insurance plans and programs.

     5.5 Long-Term Incentive Plan. In addition to Section 5.3, the Executive shall be entitled to participate in a long-term incentive plan or program, which plan or program shall provide an award opportunity ("LTIP Award") based on the achievement of reasonable corporate objectives determined in good faith by the Corporation or NFL. An LTIP Award may be in the form of performance shares, performance units, stock options, restricted stock, or other types of awards deemed appropriate by the Board, the Executive Committee or such other committees of the Board.

     5.6 Expense Reimbursement. During the Term of Employment, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing his duties and responsibilities hereunder.

     6. Termination.

     6.1 Termination Due to Death or Disability. Upon 30 days prior written notice to the Executive, the Corporation may terminate the Executive's employment hereunder due to Disability. In the event of the Executive's death or a termination of the Executive's employment by the Corporation due to Disability, the Executive, his estate or his legal representative, as the case may be, shall be entitled to:

(a) (i) in the case of death, (x) Base Salary continuation at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination for a period of three months after the date of death, plus (y) a death benefit in an amount equal to three times the Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination less any amounts paid to the Executive's beneficiary(ies) pursuant to the group and/or other corporate life insurance policies maintained by the Corporation or NFL, and (ii) in the case of Disability, Base Salary continuation for 36 months after the Date of Termination;

(b) any Base Salary accrued or any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

(c) a pro rata Annual Bonus payment for the calendar year in which death or Disability occurs;

(d) reimbursement for all expenses incurred, but not yet paid prior to such death or Disability;

(e) immediate and accelerated vesting of all restricted stock grants previously awarded to the Executive under any plan or program maintained or established by the Corporation and/or NFL;

(f) repayment, within thirty business days after the Date of Termination, of the outstanding principal amount (and any accrued, but unpaid, interest through the date of repayment) of any loans or other advances made by the Executive to the Corporation, NFL or any Affiliate of either such entity;

(g) in the case of death, any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation; and (h) in the case of Disability,

(i) continuation of the Executive's health and welfare benefits (as described in Section 5.4 of this Agreement) at the level in effect (as provided for by Section 5.4) on the Date of Termination through the end of the three year period following the termination of the Executive's employment due to Disability (or the Corporation and/or NFL shall provide the economic equivalent thereof), and (ii) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation and NFL.

6.2 Termination by the Corporation for Cause. The Corporation may terminate the Executive's employment hereunder for Cause as provided in this Section 6.2. If the Corporation terminates the Executive's employment hereunder for Cause, the Executive shall be entitled to:

(a)  Base Salary continuation at the rate in effect (as provided for by Section
     5.1 of this Agreement) at the time of such termination through the Date of Termination;

(b) any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

(c) reimbursement for all expenses incurred, but not yet paid prior to such termination of employment; and

(d) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation and NFL.

     In any case described in this Section 6.2, the Executive shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Corporation intends to terminate the Executive's employment hereunder for Cause. Such written notice, given in accordance with Section 6.6 of this Agreement, shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Executive's employment for Cause. The Executive shall be given the opportunity within 30 calendar days after the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and the Executive shall be given 30 business days after such meeting to correct such act or failure to act. Upon failure of the Executive, as determined by the Board, within such latter 30 day period, to correct such act or failure to act, or if the Executive fails to meet with the Board after being provided an opportunity to do so, the Executive's employment by the Corporation shall automatically be terminated under this
Section 6.2 for Cause as of the date determined under Section 1.5 of this Agreement.

     6.3 Termination Without Cause or Termination For Good Reason. Upon 30 days prior written notice to the affected party, the Corporation may terminate the Executive's employment hereunder without Cause and the Executive may terminate his employment hereunder for Good Reason. If the Corporation terminates the Executive's employment hereunder without Cause, other than due to death or Disability, or if the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

(a) a lump sum payment equal in amount to three times the sum of (i) the Executive's Base Salary (as provided for by Section 5.1 of this Agreement), and (ii) the highest Annual Bonus awarded to the Executive, such lump sum amount to be paid within fifteen calendar days after the Date of Termination;

(b) any Base Salary accrued or Annual Bonus and/or LTIP Award earned but not yet paid as of the Date of Termination;

(c) reimbursement for all expenses incurred, but not yet paid prior to such termination of employment;

(d) continuation of the health and welfare benefits of the Executive (as described in Section 5.4 of this Agreement), including, without limitation, life insurance benefits, at the level in effect (as provided for by Section
     5.4 of this Agreement) on the Date of Termination through the end of the three year period following such termination of employment (or the Corporation and/or NFL shall provide the economic equivalent thereof);

(e) immediate and accelerated vesting of all restricted stock grants previously awarded to the Executive under any plan or program maintained or established by the Corporation and/or NFL;

(f) repayment, within thirty business days after the Date of Termination, of the outstanding principal amount (and any accrued, but unpaid, interest through the date of repayment) of any loans or other advances made by the Executive to the Corporation, NFL or any Affiliate of either such entity; and

(g) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans or programs of the Corporation and NFL.

     6.4 Voluntary Termination. The Executive may effect, upon 30 days prior written notice to the Corporation, a Voluntary Termination of his employment hereunder. A "Voluntary Termination" shall mean a termination of employment by the Executive on his own initiative other than (a) a termination due to death or Disability, or (b) a termination for Good Reason. A Voluntary Termination shall not be a breach of this Agreement. If the Executive's employment hereunder is so terminated, the Executive shall be entitled to:

     (a) his Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) at the time of such termination through the Date of Termination;

     (b) any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

     (c) reimbursement for expenses incurred, but not yet paid prior to the Date of Termination;

     (d) repayment, within thirty business days after the Date of Termination, of the outstanding principal amount (and any accrued, but unpaid, interest through the date of repayment) of any loans or other advances made by the Executive to the Corporation, NFL or any Affiliate of either such entity;

     (e) continuation of the health and welfare benefits of the Executive (as described in Section 5.4 of this Agreement), including, without limitation, life insurance benefits, at the level in effect (as provided for by Section 5.4 of this Agreement) on the Date of Termination through the end of the three-year period following such termination of employment (or the Corporation and/or NFL shall provide the economic equivalent thereof); and

     (f) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable employee benefit plans or programs maintained by the Corporation and NFL.

     6.5 No Mitigation; No Offset. In the event of any termination of employment under this Section 6, the Executive shall be under no obligation to seek other employment and there shall be no offset against any amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that the Executive may obtain. Any amounts due under this
Section 6 are in the nature of severance payments, or liquidated damages, or both, and are not in the nature of a penalty.

     6.6 Notice of Termination. Any termination by the Corporation for Cause or by the Executive for Good Reason shall be communicated by a notice of termination to the other party hereto given in accordance with Section 13.3 of this Agreement (the "Notice of Termination"). The Notice of Termination shall be given, in the case of a termination for Cause, within 90 business days after a director of the Corporation (excluding the Executive) has actual knowledge of the events giving rise to such purported termination, and in the case of a termination by the Executive for Good Reason, within 180 days of the Executive's having actual knowledge of the events giving rise to such termination. Such notice shall (a) indicate the specific termination provision in this Agreement relied upon, (b) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (c) if the termination date is other than the date of receipt of such notice, specify the date on which the Executive's employment is to be terminated (which date shall not be earlier than the date on which such notice is actually given).

     6.7 Certain Other Payments. Notwithstanding any other provisions of this Agreement, in the event that any payment or benefit received or to be received by the Executive in connection with a Change in Control or the termination of the Executive's employment, whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation or any of its subsidiaries (all such payments and benefits being hereinafter called the "Total Payments") would subject the Executive to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any successor section thereto (the "Excise Tax"), and if, and only if, such Total Payments less the Excise Tax is less than the maximum amount of the Total Payments which could be payable to the Executive without the imposition of the Excise Tax, then and only then, and only to the extent necessary to eliminate the imposition of the Excise Tax (and after taking into account any reduction in the Total Payments provided by reason of Section 280G of the Code in any such other plan, arrangement or agreement), (A) any cash payments hereunder shall first be reduced (if necessary, to zero), and (B) all other non-cash payments hereunder shall next be reduced. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the Date of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Corporation's independent auditors and reasonably acceptable to the Executive does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, including by reason of section 280G(b)(4)(A) of the Code, (iii) all payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4)(B) of the Code or are otherwise not subject to disallowance as deductions under Code Section 280G, in the opinion of the tax counsel referred to in clause (ii); and (iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

     6.8 Payment. Except as otherwise provided in this Agreement, any payments to which the Executive shall be entitled to under this Section 6, including, without limitation, any economic equivalent of any benefit, shall be made as promptly as possible following the Date of Termination. If the amount of any payment due to the Executive cannot be finally determined with 90 days after the Date of Termination, such amount shall be estimated on a good faith basis by the Corporation and/or NFL and the estimated amount shall be paid no later than 90 days after such Date of Termination. As soon as practicable thereafter, the final determination of the amount due shall be made and any adjustment requiring a payment to or from the Executive shall be made as promptly as practicable.

     7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided or maintained by the Corporation and/or NFL and/or any Affiliate and for which the Executive may qualify, nor shall anything herein limit or otherwise prejudice such rights as the Executive may have under any other existing or future agreements with the Corporation, NFL and/or any Affiliate of either, including, without limitation, any stock option agreements or plans. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plans or programs of the Corporation, NFL and/or any Affiliate of either at or subsequent to the Date of Termination shall be payable in accordance with such plans or programs.

     8. Full Settlement. The Corporation's and NFL's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Corporation and/or NFL may have against the Executive or others.

     9. Legal Fees and Other Expenses. In the event that a claim for payment or benefits under this Agreement is disputed, the Executive shall be reimbursed for all attorney fees and expenses incurred by the Executive in pursuing such claim, provided that the Executive is successful as to at least part of the disputed claim by reason of litigation, arbitration or settlement. In addition, the Executive shall be paid or reimbursed for all legal fees and expenses incurred by the Executive in connection with the review, preparation and negotiation of this Agreement and/or any other agreements or plans referenced herein.

     10. Confidential Information and Nonsolicitation.

     10.1 Confidential Information. The Executive shall not, during the Term of Employment and thereafter, without the prior express written consent of the Corporation, disclose any confidential information, knowledge or data relating to the Corporation, NFL or any Affiliate of either and their respective businesses, which (a) was obtained by the Executive in the course of the Executive's employment with the Corporation and NFL, and (b) which is not information, knowledge or data otherwise in the public domain (other than by reason of a breach of this provision by the Executive), unless required to do so by a court of law or equity or by any governmental agency or other authority. In no event shall an asserted violation of this Section 10.1 constitute a basis for delaying or withholding the payment of any amounts otherwise payable to the Executive under this Agreement.

     10.2 No Solicitation. The Executive hereby agrees that, if his employment hereunder is terminated by the Corporation for Cause or by the Executive under
Section 6.4 of this Agreement, he shall not, for eighteen months after the Date of Termination, directly or indirectly, divert, solicit or take away the patronage of (a) any customers or agents of the Corporation, NFL or any Affiliate of either as of the relevant Date of Termination, or (b) any prospective customers or agents of the Corporation or any Affiliate whose business the Corporation and/or NFL was actively soliciting on the relevant Date of Termination, and with which the Executive had business contact while employed by the Corporation and NFL. The Executive agrees that, under the circumstances and conditions described above and for the same period of time, the Executive shall not, directly or indirectly, induce or solicit any employees or agents of the Corporation, NFL or any Affiliate of either to leave or terminate their employment or agency relationship with the Corporation or NFL. The Corporation and NFL agrees that (i) any announcement made by the Executive, at any press conference or in any press release or through individual notices, shall not, in and of itself, constitute an attempt directly or indirectly to induce, divert, solicit or take away customers or employees, (ii) any such announcement creates no presumption with respect to any such inducement, diversion, solicitation or taking, and (iii) in all cases both the burden of production of evidence and the ultimate burden of persuasion with respect to any allegations or claims that this Section 10.2 has been breached or violated by the Executive shall be borne by the Corporation and NFL.

     11. Successors.

     11.1 The Executive. This Agreement is personal to the Executive and, without the prior express written consent of the Corporation, shall not be assignable by the Executive, except that the Executive's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order. This Agreement shall inure to the benefit of and be enforceable by the Executive's heirs, beneficiaries and/or legal representatives.

     11.2 The Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation, NFL and their respective successors and assigns. The Corporation shall require any successor to all or substantially all of its or NFL's business and/or assets, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Corporation and NFL would be required to perform if no such succession had taken place.

     12. Indemnification. The Corporation agrees that if the Executive is made a party or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that he is or was a director or officer of the Corporation, NFL and/or any Affiliate of either or is or was serving at the request of the Corporation, NFL and/or any Affiliate as a director, officer, member, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, whether or not the basis of such Proceeding is alleged action in an official capacity as a director, officer, member, employee or agent while serving as a director, officer, member, employee or agent, he shall be indemnified and held harmless by the Corporation and NFL to the fullest extent authorized by applicable law, as the same exists or may hereafter be amended, against all Expenses incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if the Executive has ceased to be an officer, director or agent, or is no longer employed by the Corporation and/or NFL and shall inure to the benefit of his heirs, executors and administrators.

     13. Miscellaneous.

     13.1 Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, applied without reference to principles of conflict of laws.

     13.2 Amendments. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     13.3 Notices. All notices and other communications hereunder shall be in writing and shall be given by hand-delivery to the other parties or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

         If to the Executive:                        Mr. Martin E. Kantor
                                                     28 Shore Cliff Place
                                                     Great Neck, New York  11023

         If to the Corporation:                      Westbridge Capital Corp.
                                                     777 Main Street
                                                     Fort Worth, Texas 76102
                                                     Attention: General Counsel

         If to NFL:                                  National Foundation Life
                                                       Insurance Company

                                                     777 Main Street
                                                     Fort Worth, Texas 76102
                                                     Attention: General Counsel

         with a copy, in any case, to:               Robert S. Reder, Esq.

                                                     Milbank, Tweed, Hadley
                                                       & McCloy

                                                     1 Chase Manhattan Plaza
                                                     New York, NY  10005

or to such other address as any party hereto shall have furnished to the others in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

     13.4 Withholding. The Corporation and/or NFL may withhold from any amounts payable under this Agreement such federal, state or local income taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     13.5 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     13.6 Captions. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.

     13.7 Beneficiaries/References. The Executive shall be entitled to select (and change) a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Executive's death, and may change such election, in either case by giving the Corporation or NFL written notice thereof. In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his beneficiary(ies), estate or other legal representative(s).

     13.8 Entire Agreement. This Agreement contains the entire agreement between the parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect thereto.

     13.9 Representations. The Corporation and NFL each represents and warrants that it is fully authorized and empowered to enter into this Agreement. The Executive represents and warrants that the performance of the Executive's duties under this Agreement will not violate any agreement between the Executive and any other person, firm, partnership, corporation, or organization.

     13.10 Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Executive's Term of employment hereunder for any reason to the extent necessary to the intended provision of such rights and the intended performance of such obligations.

     13.11 Arbitration of Disputes. In the event that any disputes of any kind arise under or with respect to this Agreement, the Executive, NFL and the Corporation agree to submit any such dispute to binding arbitration in the State of New York in accordance with the rules of the American Arbitration Association then in effect.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and the Corporation and NFL have each caused this Agreement to be executed in its name on its behalf, and attested to by their respective Secretaries, all as of the day and year first above written.

                            Westbridge Capital Corp.

Attest:                              By:      ________________________
                                     Name:    ________________________
                                     Title:   ________________________

- --------------------

                                     National Foundation Life Insurance Company

Attest:                              By:      ________________________
                                     Name:    ________________________
                                     Title:   ________________________

- --------------------

                                            ----------------------------------
                                                              Martin E. Kantor

Tax\20632_3

                                                                    Exhibit 10.2

                              EMPLOYMENT AGREEMENT

     This Agreement (this "Agreement"), dated as of April 1, 1996, is made by and among Westbridge Capital Corp., a Delaware corporation, having its principal offices at 777 Main Street, Fort Worth, Texas 76102 (the "Corporation"), National Foundation Life Insurance Company, a Delaware corporation, having its principal offices at 777 Main Street, Fort Worth, Texas 76102 ("NFL"), and Mr. James W. Thigpen (the "Executive"), residing at 3605 Ridglea

Country Club Drive, Fort Worth, Texas 76116 .

                                    Recitals

     1. The Corporation and NFL each desire to retain the Executive as a director of the Corporation and NFL and to employ him as the President and the Chief Operating Officer of the Corporation and NFL, and to enter into an agreement embodying the terms of those relationships.

     2. The Executive is willing to serve as a director of the Corporation and NFL and is willing to serve as the President and the Chief Operating Officer of the Corporation and NFL on the terms set forth herein.

                                    Agreement

     NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, and other good and valuable consideration, the Corporation, NFL and the Executive hereby agree as follows.

     1. Definitions.

     1.1 "Affiliate" means any person or entity controlling, controlled by or under common control with the Corporation.

     1.2 "Annual Compensation" means the Executive's highest Base Salary and Annual Bonus during the Term of Employment.

     1.3 "Board" means the Board of Directors of the Corporation.

     1.4 "Cause" means (a) the Executive is convicted of a felony involving actual dishonesty as against the Corporation or NFL, or (b) the Executive, in carrying out his duties and responsibilities under this Agreement, voluntarily engages in conduct which is demonstrably and materially injurious to the Corporation or NFL, monetarily or otherwise, unless such act, or failure to act, was believed by the Executive in good faith to be in the best interests of the Corporation or NFL.

     1.5 "Date of Termination" means (a) in the case of a termination for which a Notice of Termination is required, the date of actual receipt of such Notice of Termination or, if later, the date specified therein (in no event, however, shall such date be later than sixty days after the date of actual receipt of such notice), as the case may be, and (b) in all other cases, the actual date on which the Executive's employment terminates during the Term of Employment.

     1.6 "Disability" means the Executive's inability to render, for a period of six consecutive months, services hereunder by reason of permanent disability, as determined by the written medical opinion of an independent medical physician mutually acceptable to the Executive and the Corporation. If the Executive and the Corporation cannot agree as to such an independent medical physician, each shall appoint one medical physician and those two physicians shall appoint a third physician who shall make such determination.

     1.7 "Good Reason" means and shall be deemed to exist if, without the prior express written consent of the Executive, (a) the Executive is assigned any duties or responsibilities inconsistent in any material respect with the scope of the duties or responsibilities associated with the Executive's titles or positions, as set forth and described in Section 4 of this Agreement; (b) the Executive suffers a reduction in the duties, responsibilities or effective authority associated with his titles and positions, as set forth and described in Section 4 of this Agreement; (c) the Executive is not appointed to, or is removed from, the offices or positions provided for in Section 4 of this Agreement; (d) the Executive's compensation is decreased by the Corporation or NFL, or the Executive's benefits under employee benefit or health or welfare plans or programs of the Corporation or NFL are in the aggregate materially decreased (unless such decrease is attributable to or part of a plan or program implementing a general reduction in such benefits for substantially all of the Corporation's and NFL's senior executives, or unless there is substituted reasonably comparable benefits); (e) the Corporation and NFL fail to obtain the full assumption of this Agreement by a successor entity in accordance with
Section 11.2 of this Agreement; (f) the Corporation and NFL fail to use their reasonable best efforts to maintain, or cause to be maintained, adequate directors and officers liability insurance coverage for the Executive; or (g) the Corporation or NFL purport to terminate the Executive's employment for Cause and such purported termination of employment is not effected in accordance with the requirements of this Agreement.

     1.8 "Term of Employment" has the meaning ascribed to it in Section 3.

     2. Employment. Subject to the terms and provisions set forth in this Agreement, the Corporation hereby agrees to use its best efforts to cause the Executive to be a director of the Corporation, and shall appoint or elect the Executive as a director of NFL, during the Term of Employment and each of the Corporation and NFL agrees during the Term of Employment to employ the Executive as the President and Chief Operating Officer of each of the Corporation and NFL, and the Executive hereby accepts such employment and directorships.

     3. Term of Employment. The term of employment under this Agreement shall commence on April 1, 1996 (the "Commencement Date") and, unless earlier terminated under Section 6 below or extended pursuant to the next sentence, shall terminate on the fifth anniversary of the Commencement Date (the "Term of Employment"). On such fifth and each succeeding anniversary, the Term of Employment shall automatically be extended for an additional one year period unless, not later than six months prior to any such anniversary, either party to this Agreement shall have given notice to the other that the Term of Employment shall not be extended or further extended beyond its then automatically extended term, if any.

     4. Positions, Responsibilities and Duties.

     4.1 Positions. During the Term of Employment, the Executive shall be employed and serve as the President and Chief Operating Officer of each of the Corporation and NFL and, if elected by the Corporation's shareholders, he shall be a director of the Corporation. The Executive, during the Term, shall also be appointed or elected as, and during such time shall be, a director of NFL. In such positions, the Executive shall have the duties, responsibilities and authority normally associated with the office and position of director (if and when elected in the case of the Corporation), president and chief operating officer of a publicly-traded corporation. The Executive shall report to the chief executive officer of the Corporation and NFL, respectively (the "CEOs"), and to the Board. All other officers and other senior employees of the Corporation and NFL shall report to the Executive or the Executive's designees with and subject to the approval of the CEOs and the Board. The Executive shall perform his duties and responsibilities hereunder at the Corporation's principal offices. Notwithstanding the above, the Executive shall not be required to perform any duties and responsibilities which would be likely to result in a non-compliance with or violation of any applicable law or regulation.

     4.2 Duties. During the Term of Employment, the Executive shall use his best efforts to perform faithfully and efficiently the duties and responsibilities contemplated by this Agreement, including, without limitation, establishing both short and long-range strategic growth plans for the Corporation and NFL, and achieving the Corporation's and NFL's financial targets; provided, however, that the Executive shall be allowed, to the extent such activities do not substantially interfere with the performance by the Executive of his duties and responsibilities hereunder, to (a) manage the Executive's personal, financial and legal affairs, and (b) serve on corporate, civic or charitable boards or committees.

     5. Compensation and Other Benefits.

     5.1 Base Salary. During the Term of Employment, the Executive shall receive a base salary of no less than US $380,000 per annum ("Base Salary") payable in equal semi- monthly installments. Such Base Salary shall be reviewed annually for increase (but, except as provided in the penultimate sentence of this Section 5.1, not decrease) in the sole discretion of the Board or the Executive Committee of the Board; provided, however, that such Base Salary shall in any event be increased as of January 1 of each calendar year at a rate equal to the percentage increase in the consumer price index as reported by the United States Department of Labor for the immediately preceding calendar year. The Executive's Base Salary may only be reduced pursuant to a plan or program implementing a general proportionate reduction in the base salary rate of substantially all of the Corporation's and NFL's senior executives. Such increased (or decreased) Base Salary shall then constitute the "Base Salary" for purposes of this Agreement.

     5.2 Short-term Incentive. For each fiscal year of the Corporation (and in addition to the Base Salary), the Executive shall be eligible to receive an annual cash bonus ("Annual Bonus") determined by the Executive Committee of the Board. Such Annual Bonus shall be payable to the Executive at such time as such bonuses or similar bonuses are paid to other members of the Corporation's or NFL's senior management.

     5.3 Other Incentive and Savings Plans. During the Term of Employment, the Executive shall be entitled to participate as of the Commencement Date in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs maintained by the Corporation and NFL from time to time for the benefit of senior executives and/or other employees.

     5.4 Welfare Benefit Plans. During the Term of Employment, the Executive, the Executive's spouse, if any, and their eligible dependents, if any, shall be entitled to participate as of the Commencement Date in and be covered under all the welfare benefit plans or programs maintained by the Corporation and NFL from time to time including, without limitation, all medical, hospitalization, dental, disability, life, accidental death and dismemberment and travel accident insurance plans and programs.

     5.5 Long-Term Incentive Plan. In addition to Section 5.3, the Executive shall be entitled to participate in a long-term incentive plan or program, which plan or program shall provide an award opportunity ("LTIP Award") based on the achievement of reasonable corporate objectives determined in good faith by the Corporation or NFL. An LTIP Award may be in the form of performance shares, performance units, stock options, restricted stock, or other types of awards deemed appropriate by the Board, the Executive Committee or such other committees of the Board.

     5.6 Expense Reimbursement. During the Term of Employment, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in performing his duties and responsibilities hereunder.

     6. Termination.

     6.1 Termination Due to Death or Disability. Upon 30 days prior written notice to the Executive, the Corporation may terminate the Executive's employment hereunder due to Disability. In the event of the Executive's death or a termination of the Executive's employment by the Corporation due to Disability, the Executive, his estate or his legal representative, as the case may be, shall be entitled to:

     (a) (i) in the case of death, (x) Base Salary continuation at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination for a period of three months after the date of death, plus (y) a death benefit in an amount equal to three times the Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) on the Date of Termination less any amounts paid to the Executive's beneficiary(ies) pursuant to the group and/or other corporate life insurance policies maintained by the Corporation or NFL, and (ii) in the case of Disability, Base Salary continuation for 36 months after the Date of Termination;

     (b) any Base Salary accrued or any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

     (c) a pro rata Annual Bonus payment for the calendar year in which death or Disability occurs;

     (d) reimbursement for all expenses incurred, but not yet paid prior to such death or Disability;

     (e) immediate and accelerated vesting of all restricted stock grants previously awarded to the Executive under any plan or program maintained or established by the Corporation and/or NFL;

     (f) in the case of death, any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation; and

     (g) in the case of Disability, (i) continuation of the Executive's health and welfare benefits (as described in Section 5.4 of this Agreement) at the level in effect (as provided for by Section 5.4) on the Date of Termination through the end of the three year period following the termination of the Executive's employment due to Disability (or the Corporation and/or NFL shall provide the economic equivalent thereof), and (ii) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation and NFL.

     6.2 Termination by the Corporation for Cause. The Corporation may terminate the Executive's employment hereunder for Cause as provided in this Section 6.2. If the Corporation terminates the Executive's employment hereunder for Cause, the Executive shall be entitled to:

     (a) Base Salary continuation at the rate in effect (as provided for by Section 5.1 of this Agreement) at the time of such termination through the Date of Termination;

     (b) any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

     (c) reimbursement for all expenses incurred, but not yet paid prior to such termination of employment; and

     (d) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Corporation and NFL.

     In any case described in this Section 6.2, the Executive shall be given written notice authorized by a vote of at least a majority of the members of the Board that the Corporation intends to terminate the Executive's employment hereunder for Cause. Such written notice, given in accordance with Section 6.6 of this Agreement, shall specify the particular act or acts, or failure to act, which is or are the basis for the decision to so terminate the Executive's employment for Cause. The Executive shall be given the opportunity within 30 calendar days after the receipt of such notice to meet with the Board to defend such act or acts, or failure to act, and the Executive shall be given 30 business days after such meeting to correct such act or failure to act. Upon failure of the Executive, as determined by the Board, within such latter 30 day period, to correct such act or failure to act, or if the Executive fails to meet with the Board after being provided an opportunity to do so, the Executive's employment by the Corporation shall automatically be terminated under this
Section 6.2 for Cause as of the date determined under Section 1.5 of this Agreement.

     6.3 Termination Without Cause or Termination For Good Reason. Upon 30 days prior written notice to the affected party, the Corporation may terminate the Executive's employment hereunder without Cause and the Executive may terminate his employment hereunder for Good Reason. If the Corporation terminates the Executive's employment hereunder without Cause, other than due to death or Disability, or if the Executive terminates his employment for Good Reason, the Executive shall be entitled to:

     (a) a lump sum payment equal in amount to three times the sum of (i) the Executive's Base Salary (as provided for by Section 5.1 of this Agreement), and
(ii) the highest Annual Bonus awarded to the Executive, such lump sum amount to be paid within fifteen calendar days after the Date of Termination;

     (b) any Base Salary accrued or Annual Bonus and/or LTIP Award earned but not yet paid as of the Date of Termination;

     (c) reimbursement for all expenses incurred, but not yet paid prior to such termination of employment;

     (d) continuation of the health and welfare benefits of the Executive (as described in Section 5.4 of this Agreement), including, without limitation, life insurance benefits, at the level in effect (as provided for by Section 5.4 of this Agreement) on the Date of Termination through the end of the three year period following such termination of employment (or the Corporation and/or NFL shall provide the economic equivalent thereof);

     (e) immediate and accelerated vesting of all restricted stock grants previously awarded to the Executive under any plan or program maintained or established by the Corporation and/or NFL; and

     (f) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans or programs of the Corporation and NFL.

     6.4 Voluntary Termination. The Executive may effect, upon 30 days prior written notice to the Corporation, a Voluntary Termination of his employment hereunder. A "Voluntary Termination" shall mean a termination of employment by the Executive on his own initiative other than (a) a termination due to death or Disability, or (b) a termination for Good Reason. A Voluntary Termination shall not be a breach of this Agreement. If the Executive's employment hereunder is so terminated, the Executive shall be entitled to:

     (a) his Base Salary at the rate in effect (as provided for by Section 5.1 of this Agreement) at the time of such termination through the Date of Termination;

     (b) any Annual Bonus or LTIP Award earned but not yet paid as of the Date of Termination;

     (c) reimbursement for expenses incurred, but not yet paid prior to the Date of Termination;

     (d) continuation of the health and welfare benefits of the Executive (as described in Section 5.4 of this Agreement), including, without limitation, life insurance benefits, at the level in effect (as provided for by Section 5.4 of this Agreement) on the Date of Termination through the end of the three-year period following such termination of employment (or the Corporation and/or NFL shall provide the economic equivalent thereof); and

     (e) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable employee benefit plans or programs maintained by the Corporation and NFL.

     6.5 No Mitigation; No Offset. In the event of any termination of employment under this Section 6, the Executive shall be under no obligation to seek other employment and there shall be no offset against any amounts due the Executive under this Agreement on account of any remuneration attributable to any subsequent employment that the Executive may obtain. Any amounts due under this
Section 6 are in the nature of severance payments, or liquidated damages, or both, and are not in the nature of a penalty.

     6.6 Notice of Termination. Any termination by the Corporation for Cause or by the Executive for Good Reason shall be communicated by a notice of termination to the other party hereto given in accordance with Section 13.3 of this Agreement (the "Notice of Termination"). The Notice of Termination shall be given, in the case of a termination for Cause, within 90 business days after a director of the Corporation (excluding the Executive) has actual knowledge of the events giving rise to such purported termination, and in the case of a termination by the Executive for Good Reason, within 180 days of the Executive's having actual knowledge of the events giving rise to such termination. Such notice shall (a) indicate the specific termination provision in this Agreement relied upon, (b) set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and (c) if the termination date is other than the date of receipt of such notice, specify the date on which the Executive's employment is to be terminated (which date shall not be earlier than the date on which such notice is actually given).

     6.7 Certain Other Payments. Notwithstanding any other provisions of this Agreement, in the event that any payment or benefit received or to be received by the Executive in connection with the termination of the Executive's employment, whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation or any of its subsidiaries (all such payments and benefits being hereinafter called the "Total Payments") would subject the Executive to the excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any successor section thereto (the "Excise Tax"), and if, and only if, such Total Payments less the Excise Tax is less than the maximum amount of the Total Payments which could be payable to the Executive without the imposition of the Excise Tax, then and only then, and only to the extent necessary to eliminate the imposition of the Excise Tax (and after taking into account any reduction in the Total Payments provided by reason of Section 280G of the Code in any such other plan, arrangement or agreement), (A) any cash payments hereunder shall first be reduced (if necessary, to zero), and (B) all other non-cash payments hereunder shall next be reduced. For purposes of this limitation (i) no portion of the Total Payments the receipt or enjoyment of which the Executive shall have effectively waived in writing prior to the Date of Termination shall be taken into account, (ii) no portion of the Total Payments shall be taken into account which in the opinion of tax counsel selected by the Corporation's independent auditors and reasonably acceptable to the Executive does not constitute a "parachute payment" within the meaning of section 280G(b)(2) of the Code, including by reason of section 280G(b)(4)(A) of the Code, (iii) all payments shall be reduced only to the extent necessary so that the Total Payments (other than those referred to in clauses (i) or (ii)) in their entirety constitute reasonable compensation for services actually rendered within the meaning of section 280G(b)(4)(B) of the Code or are otherwise not subject to disallowance as deductions under Code
Section 280G, in the opinion of the tax counsel referred to in clause (ii); and
(iv) the value of any non-cash benefit or any deferred payment or benefit included in the Total Payments shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code.

     6.8 Payment. Except as otherwise provided in this Agreement, any payments to which the Executive shall be entitled to under this Section 6, including, without limitation, any economic equivalent of any benefit, shall be made as promptly as possible following the Date of Termination. If the amount of any payment due to the Executive cannot be finally determined with 90 days after the Date of Termination, such amount shall be estimated on a good faith basis by the Corporation and/or NFL and the estimated amount shall be paid no later than 90 days after such Date of Termination. As soon as practicable thereafter, the final determination of the amount due shall be made and any adjustment requiring a payment to or from the Executive shall be made as promptly as practicable.

     7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive or other plan or program provided or maintained by the Corporation and/or NFL and/or any Affiliate and for which the Executive may qualify, nor shall anything herein limit or otherwise prejudice such rights as the Executive may have under any other existing or future agreements with the Corporation, NFL and/or any Affiliate of either, including, without limitation, any stock option agreements or plans. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plans or programs of the Corporation, NFL and/or any Affiliate of either at or subsequent to the Date of Termination shall be payable in accordance with such plans or programs.

     8. Full Settlement. The Corporation's and NFL's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any circumstances, including, without limitation, any set-off, counterclaim, recoupment, defense or other right which the Corporation and/or NFL may have against the Executive or others.

     9. Legal Fees and Other Expenses. In the event that a claim for payment or benefits under this Agreement is disputed, the Executive shall be reimbursed for all attorney fees and expenses incurred by the Executive in pursuing such claim, provided that the Executive is successful as to at least part of the disputed claim by reason of litigation, arbitration or settlement. In addition, the Executive shall be paid or reimbursed for all legal fees and expenses incurred by the Executive in connection with the review, preparation and negotiation of this Agreement and/or any other agreements or plans referenced herein.

     10. Confidential Information and Nonsolicitation.

     10.1 Confidential Information. The Executive shall not, during the Term of Employment and thereafter, without the prior express written consent of the Corporation, disclose any confidential information, knowledge or data relating to the Corporation, NFL or any Affiliate of either and their respective businesses, which (a) was obtained by the Executive in the course of the Executive's employment with the Corporation and NFL, and (b) which is not information, knowledge or data otherwise in the public domain (other than by reason of a breach of this provision by the Executive), unless required to do so by a court of law or equity or by any governmental agency or other authority. In no event shall an asserted violation of this Section 10.1 constitute a basis for delaying or withholding the payment of any amounts otherwise payable to the Executive under this Agreement.

     10.2 No Solicitation. The Executive hereby agrees that, if his employment hereunder is terminated by the Corporation for Cause or by the Executive under
Section 6.4 of this Agreement, he shall not, for eighteen months after the Date of Termination, directly or indirectly, divert, solicit or take away the patronage of (a) any customers or agents of the Corporation, NFL or any Affiliate of either as of the relevant Date of Termination, or (b) any prospective customers or agents of the Corporation or any Affiliate whose business the Corporation and/or NFL was actively soliciting on the relevant Date of Termination, and with which the Executive had business contact while employed by the Corporation and NFL. The Executive agrees that, under the circumstances and conditions described above and for the same period of time, the Executive shall not, directly or indirectly, induce or solicit any employees or agents of the Corporation, NFL or any Affiliate of either to leave or terminate their employment or agency relationship with the Corporation or NFL. The Corporation and NFL agrees that (i) any announcement made by the Executive, at any press conference or in any press release or through individual notices, shall not, in and of itself, constitute an attempt directly or indirectly to induce, divert, solicit or take away customers or employees, (ii) any such announcement creates no presumption with respect to any such inducement, diversion, solicitation or taking, and (iii) in all cases both the burden of production of evidence and the ultimate burden of persuasion with respect to any allegations or claims that this Section 10.2 has been breached or violated by the Executive shall be borne by the Corporation and NFL.

     11. Successors.

     11.1 The Executive. This Agreement is personal to the Executive and, without the prior express written consent of the Corporation, shall not be assignable by the Executive, except that the Executive's rights to receive any compensation or benefits under this Agreement may be transferred or disposed of pursuant to testamentary disposition, intestate succession or pursuant to a domestic relations order. This Agreement shall inure to the benefit of and be enforceable by the Executive's heirs, beneficiaries and/or legal representatives.

     11.2 The Corporation. This Agreement shall inure to the benefit of and be binding upon the Corporation, NFL and their respective successors and assigns. The Corporation shall require any successor to all or substantially all of its or NFL's business and/or assets, whether direct or indirect, by purchase, merger, consolidation, acquisition of stock, or otherwise, by an agreement in form and substance satisfactory to the Executive, expressly to assume and agree to perform this Agreement in the same manner and to the same extent as the Corporation and NFL would be required to perform if no such succession had taken place.

     12. Indemnification. The Corporation agrees that if the Executive is made a party or is threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative (a "Proceeding"), by reason of the fact that he is or was a director or officer of the Corporation, NFL and/or any Affiliate of either or is or was serving at the request of the Corporation, NFL and/or any Affiliate as a director, officer, member, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, whether or not the basis of such Proceeding is alleged action in an official capacity as a director, officer, member, employee or agent while serving as a director, officer, member, employee or agent, he shall be indemnified and held harmless by the Corporation and NFL to the fullest extent authorized by applicable law, as the same exists or may hereafter be amended, against all Expenses incurred or suffered by the Executive in connection therewith, and such indemnification shall continue as to the Executive even if the Executive has ceased to be an officer, director or agent, or is no longer employed by the Corporation and/or NFL and shall inure to the benefit of his heirs, executors and administrators.

     13. Miscellaneous.

     13.1 Applicable Law. This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, applied without reference to principles of conflict of laws.

     13.2 Amendments. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

     13.3 Notices. All notices and other communications hereunder shall be in writing and shall be given by hand-delivery to the other parties or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

If to the Executive:                        Mr. James W. Thigpen
                                            3605 Ridglea Country Club Drive
                                            Fort Worth, Texas 76116

If to the Corporation:                      Westbridge Capital Corp.

                                            777 Main Street
                                            Fort Worth, Texas 76102
                                            Attention: General Counsel

If to NFL:                                  National Foundation Life
                                            Insurance Company

                                            777 Main Street
                                            Fort Worth, Texas 76102
                                            Attention: General Counsel

with a copy, in any case, to:               Robert S. Reder, Esq.

                                            Milbank, Tweed, Hadley
                                            & McCloy

                                            1 Chase Manhattan Plaza
                                            New York, NY 10005

or to such other address as any party hereto shall have furnished to the others in writing in accordance herewith. Notices and communications shall be effective when actually received by the addressee.

     13.4 Withholding. The Corporation and/or NFL may withhold from any amounts payable under this Agreement such federal, state or local income taxes as shall be required to be withheld pursuant to any applicable law or regulation.

     13.5 Severability. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

     13.6 Captions. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect.

     13.7 Beneficiaries/References. The Executive shall be entitled to select (and change) a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Executive's death, and may change such election, in either case by giving the Corporation or NFL written notice thereof. In the event of the Executive's death or a judicial determination of his incompetence, reference in this Agreement to the Executive shall be deemed, where appropriate, to refer to his beneficiary(ies), estate or other legal representative(s).

     13.8 Entire Agreement. This Agreement contains the entire agreement between the parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the parties with respect thereto.

     13.9 Representations. The Corporation and NFL each represents and warrants that it is fully authorized and empowered to enter into this Agreement. The Executive represents and warrants that the performance of the Executive's duties under this Agreement will not violate any agreement between the Executive and any other person, firm, partnership, corporation, or organization.

     13.10 Survivorship. The respective rights and obligations of the parties hereunder shall survive any termination of this Agreement or the Executive's Term of employment hereunder for any reason to the extent necessary to the intended provision of such rights and the intended performance of such obligations.

     13.11 Arbitration of Disputes. In the event that any disputes of any kind arise under or with respect to this Agreement, the Executive, NFL and the Corporation agree to submit any such dispute to binding arbitration in the State of New York in accordance with the rules of the American Arbitration Association then in effect.

     IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and the Corporation and NFL have each caused this Agreement to be executed in its name on its behalf, and attested to by their respective Secretaries, all as of the day and year first above written.

                            Westbridge Capital Corp.

Attest:                     By:      _________________________________
                            Name:    _________________________________

____________________        Title:   _________________________________

                   National Foundation Life Insurance Company

Attest:                     By:      _________________________________
                            Name:    _________________________________

___________________         Title:   _________________________________

                                      ---------------------------------------
                                                   James W. Thigpen

Tax\29352_3

                                                                    Exhibit 10.3

                               EMPLOYMENT CONTRACT

         By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Stephen D. Davidson, referred to in this Agreement as Employee, of 2420 Stadium Drive, Fort Worth, Texas 76109, who accepts employment of the following terms and conditions:

                                    ARTICLE 1

                               TERM OF EMPLOYMENT

     1.01 By this Agreement, the Employer employs the Employee, and the Employee accepts employment with the Employer, for a period of five (5) years beginning the 1st day of January, 1996; however, this Agreement may be terminated earlier, as provided in Article 9, below.

                                    ARTICLE 2

                                  COMPENSATION

                               BASIC COMPENSATION

     2.01 As compensation for all services rendered under this Agreement, the Employee shall be paid by the Employer a minimum salary of $250,000 per year, payable in equal semi-monthly installments of $10,417 on the first and fifteenth days of each month during the period of employment. The amount paid is to be prorated for any partial employment period.

                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

     3.01 The Employee is employed as President of Employer's wholly owned subsidiary, Westbridge Marketing, Inc., and shall work at the office of Employer and its subsidiary located at 777 Main Street, Fort Worth, Texas 76102. The Employee shall perform all duties commonly discharged by company presidents. Additionally, the Employee is required to perform other duties of a similar nature as may be required from time to time by the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 1

     3.02 The Employee shall devote his entire productive time, ability, attention, and energies to the business of the Employer during the term of this Agreement. During such time, the Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of the Employer.

                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           NON-COMPETITION BY EMPLOYEE

     4.01 During the term of this Agreement, the Employee shall not, directly or indirectly, either as an employee, employer, consultant, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries. Furthermore, on termination by the Employee of this Agreement, the Employee expressly agrees not to engage or participate, directly or indirectly, in the establishment or recruitment of any insurance agents or marketers of insurance or health maintenance organization products who are affiliated with Employer, or any of its subsidiaries, or otherwise solicit such agents or marketers for the purposes of competition with the insurance policies or health maintenance organization products offered for sale by Employer, or any of its subsidiaries. Employee further agrees that upon such termination by the Employee, for a period of one (1) year, he will not engage or participate, directly or indirectly, in any insurance marketing or health maintenance organization marketing business located within a radius of ten miles of any city or town in which Employer, or any of its subsidiaries, have sold or participated in the sale of any insurance policy or health maintenance organization product during the term of this Agreement.

                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    BENEFITS

     5.01 The Employer agrees to include the Employee as a participant and/or recipient of all employment benefits provided to the senior officers of the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 2

                                     BONUSES

     5.02 In addition to the Employee's salary provided in paragraph 2.01 of this Agreement, the Employer may, in its sole discretion choose to pay the Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, the Employee shall not be entitled to any portion of the bonus for the employment year of termination.

                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                BUSINESS EXPENSES

     6.01 The Employee is authorized to incur reasonable business expenses for promoting the business of the Employer, including expenditures for entertainment, gifts, and travel. The Employer will reimburse the Employee for all such expenses upon the Employee's presentation and itemized account of such expenditures.

                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  TRADE SECRETS

     7.01 During the term of employment, the Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by the Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of the Employer, and/or any of its subsidiaries. The Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of the Employer, and/or any of its subsidiaries, whether or not prepared by the Employee, shall remain the exclusive property of the Employer and shall not be removed from the premises of the Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 3

                          RETURN OF EMPLOYER'S PROPERTY

     7.02 On the termination of employment or whenever requested by the Employer, the Employee shall immediately deliver to the Employer all property in the Employee's possession or under the Employee's control belonging to the Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of the Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.

                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      INDEMNIFICATION OF LOSSES OF EMPLOYEE

     8.01 The Employer shall indemnify the Employee for all losses sustained by the Employee as a direct result of the discharge of his duties required by this Agreement.

                               WORKING CONDITIONS

     8.02 The Employer will provide the Employee with a private office, secretarial and stenographic services, and any other facilities and services as are suitable to the Employee's position or required for the performance of his duties.

                                    ARTICLE 9

                                   TERMINATION

                           TERMINATION BY EITHER PARTY

     9.01 This Agreement may be terminated by either party by giving seven (7) days' written notice of termination to the other party. Such termination shall not prejudice any remedy that the terminating party may have at law or in equity under this Agreement.

                      EFFECT OF TERMINATION ON COMPENSATION

     9.02 In the event of termination of this Agreement by the Employer prior to the completion of the term of employment specified in Article 1 for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 4
compensation earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to the following lump sum severance payment:

                    (a) A lump sum payment payable on the effective date of such termination in the amount of the sum of the total compensation paid in the preceding year (salary and cash bonuses); and

                    (b) Provided the difference between the market value on the date of such termination of the stock of Employer and the purchase price of any exercised and unexercised stock options owned by the Employee ("Potential Employee Stock Profit") plus the lump sum payment payable under paragraph 9.02(a) above is less than $400,000, then, and in that event, an additional lump sum payment will be paid by the Employer to the Employee on the effective date of such termination. The amount of such additional lump sum payment under this paragraph will be the amount of $400,000 minus both the Potential Employee Stock Profit and the lump sum payment payable under paragraph 9.02(a) above.

     9.03 In the event of termination of this Agreement by the Employee prior to the completion of the term of employment specified in Article 1, the Employee shall be entitled to the compensation earned but not paid to the Employee (salary and cash bonuses) prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. The Employee shall be entitled to no further compensation after the date of such termination. Provided, however, if the Employee terminates this Agreement prior to the completion of the term of employment specified in Article 1 and within six (6) months after the termination or resignation of either Martin Kantor or James Thigpen from their current respective corporate offices of Employer, then, and in that event, Employee shall be entitled to all of the compensation set forth in paragraph 9.02.

                EFFECT OF CONTINUATION OF EMPLOYMENT BEYOND TERM

     9.04 In the event the Employee continues in the employ of the Employer beyond the term of this Agreement as set forth in Article 1, such continuation of employment shall be deemed an extension of this Agreement for a term of twelve (12) months only. During the term of this extension, all terms and conditions of this Agreement shall remain in full force and effect.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 5

                                   ARTICLE 10

                               GENERAL PROVISIONS

                                     NOTICES

     10.01 All notices or other communications required under this Agreement may be effected either by personal delivery in writing or by certified mail, return receipt requested. Notice shall be deemed to have been given when delivered or mailed to the parties at their respective addresses as set forth above or when mailed to the last address provided in writing to the other party by the addressee.

                              ENTIRETY OF AGREEMENT

     10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of the Employee by the Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

                           EXECUTED at Fort Worth, Texas on January _____, 1996.

                                    EMPLOYER

                            Westbridge Capital Corp.

                                    By:      ______________________________
                                             James W. Thigpen, President

                                    EMPLOYEE

                                    -----------------------------------
                                            Stephen D. Davidson

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 6

                                                                    Exhibit 10.4
                            WESTBRIDGE CAPTIAL CORP.

                      EMPLOYMENT CONTRACT OF MARGIE MEGLESS

     By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Margie Megless, referred to in this Agreement as Employee, of Fort Worth, Texas, who accepts employment of the following terms and conditions:

                                    ARTICLE 1

                               TERM OF EMPLOYMENT

     1.01 By this Agreement, the Employer employs the Employee, and the Employee accepts employment with the Employer, for an indefinite term.

                                    ARTICLE 2

                                  COMPENSATION

                               BASIC COMPENSATION

     2.01 As compensation for all services rendered under this Agreement, the Employee shall be paid by the Employer a salary to be determined year to year by the Employer which shall be payable in equal semi-monthly installments on the first and fifteenth days of each month during the period of employment. The amount paid is to be prorated for any partial employment period.

                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

     3.01 The Employee is employed as Vice President and shall work at the office of Employer located at 777 Main Street, Fort Worth, Texas 76102. The Employee shall perform all duties commonly discharged by company vice presidents. Additionally, the Employee is required to perform other duties of a similar nature as may be required from time to time by the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 1

     3.02 The Employee shall devote her entire productive time, ability, attention, and energies to the business of the Employer during the term of this Agreement. During such time, the Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of the Employer.

                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           NON-COMPETITION BY EMPLOYEE

     4.01 During the term of this Agreement, the Employee shall not, directly or indirectly, either as an employee, employer, consultant, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries.

                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    BENEFITS

     5.01 The Employer agrees to include the Employee as a participant and/or recipient of all employment benefits provided to the senior officers of the Employer.

                                     BONUSES

     5.02 In addition to the Employee's salary provided in paragraph 2.01 of this Agreement, the Employer may, in its sole discretion choose to pay the Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, the Employee shall not be entitled to any portion of the bonus for the employment year of termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 2

                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                BUSINESS EXPENSES

     6.01 The Employee is authorized to incur reasonable business expenses for promoting the business of the Employer, including expenditures for entertainment, gifts, and travel. The Employer will reimburse the Employee for all such expenses upon the Employee's presentation and itemized account of such expenditures.

                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  TRADE SECRETS

     7.01 During the term of employment, the Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by the Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of the Employer, and/or any of its subsidiaries. The Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of her employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of the Employer, and/or any of its subsidiaries, whether or not prepared by the Employee, shall remain the exclusive property of the Employer and shall not be removed from the premises of the Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of the Employer.

                          RETURN OF EMPLOYER'S PROPERTY

     7.02 On the termination of employment or whenever requested by the Employer, the Employee shall immediately deliver to the Employer all property in the Employee's possession or under the Employee's control belonging to the Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of the Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 3

                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      INDEMNIFICATION OF LOSSES OF EMPLOYEE

     8.01 The Employer shall indemnify the Employee for all losses sustained by the Employee as a direct result of the discharge of her duties required by this Agreement.

                               WORKING CONDITIONS

     8.02 The Employer will provide the Employee with a private office, secretarial and stenographic services, and any other facilities and services as are suitable to the Employee's position or required for the performance of her duties.

                                    ARTICLE 9

                                   TERMINATION

                           TERMINATION BY EITHER PARTY

     9.01 This Agreement may be terminated, with or without cause, by either party by giving seven (7) days' written notice of termination to the other party. Such termination shall not prejudice any remedy that the terminating party may have at law or in equity under this Agreement.

                      EFFECT OF TERMINATION ON COMPENSATION

     9.02 In the event of termination of this Agreement by the Employer for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to compensation earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to the following severance payment:

                    The sum of the Employee's  salary (excluding any bonus paid)

               in the  preceding  calendar  year  payable in equal  semi-monthly installments on the first and fifteenth days of each month following the month of such termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 4

     9.03 In the event of termination of this Agreement by the Employee, the Employee shall be entitled to the salary earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. The Employee shall be entitled to no further compensation after the date of such termination.

                                   ARTICLE 10

                               GENERAL PROVISIONS

                                     NOTICES

     10.01 All notices or other communications required under this Agreement may be effected either by personal delivery in writing or by certified mail, return receipt requested. Notice shall be deemed to have been given when delivered or mailed to the parties at their respective addresses as set forth above or when mailed to the last address provided in writing to the other party by the addressee.

                              ENTIRETY OF AGREEMENT

     10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of the Employee by the Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

                     EXECUTED at Fort Worth, Texas on ___________________, 1996.

                                EMPLOYER

                                Westbridge Capital Corp.

                                By:      ______________________________
                                         James W. Thigpen, President

                                EMPLOYEE

                                    -----------------------------------
                                             Margie Megless

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 5

                                                                    Exhibit 10.5
                            WESTBRIDGE CAPITAL CORP.

                      EMPLOYMENT CONTRACT OF MICHAEL NORRIS

     By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Michael Norris, referred to in this Agreement as Employee, of Fort Worth, Texas, who accepts employment of the following terms and conditions:

                                    ARTICLE 1

                               TERM OF EMPLOYMENT

     1.01 By this Agreement, the Employer employs the Employee, and the Employee accepts employment with the Employer, for an indefinite term.

                                    ARTICLE 2

                                  COMPENSATION

                               BASIC COMPENSATION

     2.01 As compensation for all services rendered under this Agreement, the Employee shall be paid by the Employer a salary to be determined year to year by the Employer which shall be payable in equal semi-monthly installments on the first and fifteenth days of each month during the period of employment. The amount paid is to be prorated for any partial employment period.

                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

     3.01 The Employee is employed as Vice President and shall work at the office of Employer located at 777 Main Street, Fort Worth, Texas 76102. The Employee shall perform all duties commonly discharged by company senior vice presidents. Additionally, the Employee is required to perform other duties of a similar nature as may be required from time to time by the Employer.

     3.02 The Employee shall devote his entire productive time, ability, attention, and energies to the business of the Employer during the term of this Agreement. During such time, the Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 1

                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           NON-COMPETITION BY EMPLOYEE

     4.01 During the term of this Agreement, the Employee shall not, directly or indirectly, either as an employee, employer, consultant, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries.

                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    BENEFITS

     5.01 The Employer agrees to include the Employee as a participant and/or recipient of all employment benefits provided to the senior officers of the Employer.

                                     BONUSES

     5.02 In addition to the Employee's salary provided in paragraph 2.01 of this Agreement, the Employer may, in its sole discretion choose to pay the Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, the Employee shall not be entitled to any portion of the bonus for the employment year of termination.

                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                BUSINESS EXPENSES

     6.01 The Employee is authorized to incur reasonable business expenses for promoting the business of the Employer, including expenditures for entertainment, gifts, and travel. The Employer will reimburse the Employee for all such expenses upon the Employee's presentation and itemized account of such expenditures.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 2

                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  TRADE SECRETS

     7.01 During the term of employment, the Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by the Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of the Employer, and/or any of its subsidiaries. The Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of the Employer, and/or any of its subsidiaries, whether or not prepared by the Employee, shall remain the exclusive property of the Employer and shall not be removed from the premises of the Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of the Employer.

                          RETURN OF EMPLOYER'S PROPERTY

     7.02 On the termination of employment or whenever requested by the Employer, the Employee shall immediately deliver to the Employer all property in the Employee's possession or under the Employee's control belonging to the Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of the Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.

                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      INDEMNIFICATION OF LOSSES OF EMPLOYEE

     8.01 The Employer shall indemnify the Employee for all losses sustained by the Employee as a direct result of the discharge of his duties required by this Agreement.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 3

                               WORKING CONDITIONS

     8.02 The Employer will provide the Employee with a private office, secretarial and stenographic services, and any other facilities and services as are suitable to the Employee's position or required for the performance of his duties.

                                    ARTICLE 9

                                   TERMINATION

                           TERMINATION BY EITHER PARTY

     9.01 This Agreement may be terminated, with or without cause, by either party by giving seven (7) days' written notice of termination to the other party. Such termination shall not prejudice any remedy that the terminating party may have at law or in equity under this Agreement.

                      EFFECT OF TERMINATION ON COMPENSATION

     9.02 In the event of termination of this Agreement by the Employer for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to compensation earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to the following severance payment:

                  The sum of the Employee's salary (excluding any bonus paid) in the preceding calendar year payable in equal semi-monthly installments on the first and fifteenth days of each month following the month of such termination.

     9.03 In the event of termination of this Agreement by the Employee, the Employee shall be entitled to the salary earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. The Employee shall be entitled to no further compensation after the date of such termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 4

                                   ARTICLE 10

                               GENERAL PROVISIONS

                                     NOTICES

     10.01 All notices or other communications required under this Agreement may be effected either by personal delivery in writing or by certified mail, return receipt requested. Notice shall be deemed to have been given when delivered or mailed to the parties at their respective addresses as set forth above or when mailed to the last address provided in writing to the other party by the addressee.

                              ENTIRETY OF AGREEMENT

     10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of the Employee by the Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

                    EXECUTED at Fort Worth, Texas on ____________________, 1996.

                               EMPLOYER

                               Westbridge Capital Corp.

                               By:      ______________________________
                                        James W. Thigpen, President

                               EMPLOYEE

                                   -----------------------------------
                                              Michael Norris

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 5

                                                                    Exhibit 10.6
                            WESTBRIDGE CAPITAL CORP.

                     EMPLOYMENT CONTRACT OF PATRICK MITCHELL

     By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Patrick Mitchell, referred to in this Agreement as Employee, of Fort Worth, Texas, who accepts employment of the following terms and conditions:

                                    ARTICLE 1

                               TERM OF EMPLOYMENT

     1.01 By this Agreement, the Employer employs the Employee, and the Employee accepts employment with the Employer, for an indefinite term.

                                    ARTICLE 2

                                  COMPENSATION

                               BASIC COMPENSATION

     2.01 As compensation for all services rendered under this Agreement, the Employee shall be paid by the Employer a salary to be determined year to year by the Employer which shall be payable in equal semi-monthly installments on the first and fifteenth days of each month during the period of employment. The amount paid is to be prorated for any partial employment period.

                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

     3.01 The Employee is employed as Chief Financial Officer, Vice President, and Treasurer and shall work at the office of Employer located at 777 Main Street, Fort Worth, Texas 76102. The Employee shall perform all duties commonly discharged by company chief financial officers, vice presidents, and treasurers. Additionally, the Employee is required to perform other duties of a similar nature as may be required from time to time by the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 1

     3.02 The Employee shall devote his entire productive time, ability, attention, and energies to the business of the Employer during the term of this Agreement. During such time, the Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of the Employer.

                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           NON-COMPETITION BY EMPLOYEE

     4.01 During the term of this Agreement, the Employee shall not, directly or indirectly, either as an employee, employer, consultant, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries.

                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    BENEFITS

     5.01 The Employer agrees to include the Employee as a participant and/or recipient of all employment benefits provided to the senior officers of the Employer.

                                     BONUSES

     5.02 In addition to the Employee's salary provided in paragraph 2.01 of this Agreement, the Employer may, in its sole discretion choose to pay the Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, the Employee shall not be entitled to any portion of the bonus for the employment year of termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 2

                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                BUSINESS EXPENSES

     6.01 The Employee is authorized to incur reasonable business expenses for promoting the business of the Employer, including expenditures for entertainment, gifts, and travel. The Employer will reimburse the Employee for all such expenses upon the Employee's presentation and itemized account of such expenditures.

                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  TRADE SECRETS

     7.01 During the term of employment, the Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by the Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of the Employer, and/or any of its subsidiaries. The Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of the Employer, and/or any of its subsidiaries, whether or not prepared by the Employee, shall remain the exclusive property of the Employer and shall not be removed from the premises of the Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of the Employer.

                          RETURN OF EMPLOYER'S PROPERTY

     7.02 On the termination of employment or whenever requested by the Employer, the Employee shall immediately deliver to the Employer all property in the Employee's possession or under the Employee's control belonging to the Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of the Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 3

                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      INDEMNIFICATION OF LOSSES OF EMPLOYEE

     8.01 The Employer shall indemnify the Employee for all losses sustained by the Employee as a direct result of the discharge of his duties required by this Agreement.

                               WORKING CONDITIONS

     8.02 The Employer will provide the Employee with a private office, secretarial and stenographic services, and any other facilities and services as are suitable to the Employee's position or required for the performance of his duties.

                                    ARTICLE 9

                                   TERMINATION

                           TERMINATION BY EITHER PARTY

     9.01 This Agreement may be terminated, with or without cause, by either party by giving seven (7) days' written notice of termination to the other party. Such termination shall not prejudice any remedy that the terminating party may have at law or in equity under this Agreement.

                      EFFECT OF TERMINATION ON COMPENSATION

     9.02 In the event of termination of this Agreement by the Employer for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to compensation earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to the following severance payment:

                  The sum of the Employee's salary (excluding any bonus paid) in the preceding calendar year payable in equal semi-monthly installments on the first and fifteenth days of each month following the month of such termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 4

     9.03 In the event of termination of this Agreement by the Employee, the Employee shall be entitled to the salary earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. The Employee shall be entitled to no further compensation after the date of such termination.

                                   ARTICLE 10

                               GENERAL PROVISIONS

                                     NOTICES

     10.01 All notices or other communications required under this Agreement may be effected either by personal delivery in writing or by certified mail, return receipt requested. Notice shall be deemed to have been given when delivered or mailed to the parties at their respective addresses as set forth above or when mailed to the last address provided in writing to the other party by the addressee.

                              ENTIRETY OF AGREEMENT

     10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of the Employee by the Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

                   EXECUTED at Fort Worth, Texas on _____________________, 1996.

                            EMPLOYER

                            Westbridge Capital Corp.

                            By:      ______________________________

                            James W. Thigpen, President

                            EMPLOYEE

                                -----------------------------------
                                Patrick Mitchell

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 5

                                                                    Exhibit 10.7

                            WESTBRIDGE CAPITAL CORP.

                      EMPLOYMENT CONTRACT OF DENNIS WEVERKA

     By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Dennis Weverka, referred to in this Agreement as Employee, of Fort Worth, Texas, who accepts employment of the following terms and conditions:

                                    ARTICLE 1

                               TERM OF EMPLOYMENT

     1.01 By this Agreement, the Employer employs the Employee, and the Employee accepts employment with the Employer, for an indefinite term.

                                    ARTICLE 2

                                  COMPENSATION

                               BASIC COMPENSATION

     2.01 As compensation for all services rendered under this Agreement, the Employee shall be paid by the Employer a salary to be determined year to year by the Employer which shall be payable in equal semi-monthly installments on the first and fifteenth days of each month during the period of employment. The amount paid is to be prorated for any partial employment period.

                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

     3.01 The Employee is employed as Vice President and shall work at the office of Employer located at 777 Main Street, Fort Worth, Texas 76102. The Employee shall perform all duties commonly discharged by company vice presidents. Additionally, the Employee is required to perform other duties of a similar nature as may be required from time to time by the Employer.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 1

     3.02 The Employee shall devote his entire productive time, ability, attention, and energies to the business of the Employer during the term of this Agreement. During such time, the Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of the Employer.

                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           NON-COMPETITION BY EMPLOYEE

     4.01 During the term of this Agreement, the Employee shall not, directly or indirectly, either as an employee, employer, consultant, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries.

                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    BENEFITS

     5.01 The Employer agrees to include the Employee as a participant and/or recipient of all employment benefits provided to the senior officers of the Employer.

                                     BONUSES

     5.02 In addition to the Employee's salary provided in paragraph 2.01 of this Agreement, the Employer may, in its sole discretion choose to pay the Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, the Employee shall not be entitled to any portion of the bonus for the employment year of termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 2

                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                BUSINESS EXPENSES

     6.01 The Employee is authorized to incur reasonable business expenses for promoting the business of the Employer, including expenditures for entertainment, gifts, and travel. The Employer will reimburse the Employee for all such expenses upon the Employee's presentation and itemized account of such expenditures.

                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  TRADE SECRETS

     7.01 During the term of employment, the Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by the Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of the Employer, and/or any of its subsidiaries. The Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of the Employer, and/or any of its subsidiaries, whether or not prepared by the Employee, shall remain the exclusive property of the Employer and shall not be removed from the premises of the Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of the Employer.

                          RETURN OF EMPLOYER'S PROPERTY

     7.02 On the termination of employment or whenever requested by the Employer, the Employee shall immediately deliver to the Employer all property in the Employee's possession or under the Employee's control belonging to the Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of the Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 3

                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      INDEMNIFICATION OF LOSSES OF EMPLOYEE

     8.01 The Employer shall indemnify the Employee for all losses sustained by the Employee as a direct result of the discharge of his duties required by this Agreement.

                               WORKING CONDITIONS

     8.02 The Employer will provide the Employee with a private office, secretarial and stenographic services, and any other facilities and services as are suitable to the Employee's position or required for the performance of his duties.

                                    ARTICLE 9

                                   TERMINATION

                           TERMINATION BY EITHER PARTY

     9.01 This Agreement may be terminated, with or without cause, by either party by giving seven (7) days' written notice of termination to the other party. Such termination shall not prejudice any remedy that the terminating party may have at law or in equity under this Agreement.

                      EFFECT OF TERMINATION ON COMPENSATION

     9.02 In the event of termination of this Agreement by the Employer for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to compensation earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by the Employee upon the Employer, the Employee shall be entitled to the following severance payment:

                  The sum of the Employee's salary (excluding any bonus paid) in the preceding calendar year payable in equal semi-monthly installments on the first and fifteenth days of each month following the month of such termination.

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 4

     9.03 In the event of termination of this Agreement by the Employee, the Employee shall be entitled to the salary earned but not paid to the Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. The Employee shall be entitled to no further compensation after the date of such termination.

                                   ARTICLE 10

                               GENERAL PROVISIONS

                                     NOTICES

     10.01 All notices or other communications required under this Agreement may be effected either by personal delivery in writing or by certified mail, return receipt requested. Notice shall be deemed to have been given when delivered or mailed to the parties at their respective addresses as set forth above or when mailed to the last address provided in writing to the other party by the addressee.

                              ENTIRETY OF AGREEMENT

     10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of the Employee by the Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

                     EXECUTED at Fort Worth, Texas on ___________________, 1996.

                              EMPLOYER

                              Westbridge Capital Corp.

                              By:      ______________________________
                                        James W. Thigpen, President

                              EMPLOYEE

                                  -----------------------------------
                                 Dennis Weverka

- -----------------------------------------------------------------
EMPLOYMENT CONTRACT - PAGE 5