Form 10-Q
period 1996-06-30
WESTBRIDGE CAPITAL CORP
filed 1996-08-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Indicate, by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Common Stock - Par Value $.10   5,993,458 Shares Outstanding at August 13, 1996

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

                                                                                        PAGE(S)
PART I - FINANCIAL INFORMATION

        Item 1 - FINANCIAL STATEMENTS

               1.     Consolidated Balance Sheets at June 30, 1996, December 31, 1995
                      and June 30, 1995.                                                   3-4

               2.     Consolidated Statements of Operations for the Three and Six Months
                      Ended June 30, 1996 and 1995.                                          5

               3.     Consolidated Statements of Cash Flows for the Three and Six Months
                      Ended June 30, 1996 and 1995.                                        6-7

               4.     Notes to Consolidated Financial Statements.                            8

        Item 2 -      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS                                                      9-14

PART II - OTHER INFORMATION

        Item 1 - LEGAL PROCEEDINGS                                                          15

        Item 4 - RESULTS OF VOTES OF SECURITY HOLDERS                                       15

        Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                                        15-16

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS

                                              June 30,   December 31,  June 30,
                                                 1996        1995       1995
                                             (UNAUDITED)   (AUDITED) (UNAUDITED)

Investments:
  Fixed Maturities:
    Available-for-sale, at market value
      (amortized cost $86,383, $83,160
      and $11,149)                              $ 86,563   $ 86,780   $ 11,617
    Held-to-maturity, at amortized cost
      (market value $0, $0, and $78,024)            --         --       76,882
  Equity securities, at market                     1,747        539        547
  Investment in Freedom Holding Company,
    on the equity basis                             --        6,173      6,001
  Mortgage loans on real estate                      609        639        732
  Investment real estate                             141        141        141
  Policy loans                                       273        285        289
  Short-term investments                          10,067     14,946      3,192
                                                --------   --------   --------
      Total Investments                           99,400    109,503     99,401

Cash                                               3,585      2,013         92
Accrued investment income                          1,823      1,711      1,771
Receivables from agents, net of allowance
  for doubtful accounts                           20,128     16,706     11,150
Deferred policy acquisition costs                 73,395     56,977     48,214
Leasehold improvements and equipment, at
  cost, net of accumulated depreciation and
  amortization                                     1,503      1,590      1,576
Other assets                                      14,771     12,499     12,383
                                                --------   --------   --------
      Total Assets                              $214,605   $200,999   $174,587
                                                ========   ========   ========





The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                       June 30,   December 31,    June 30,
                                                         1996         1995         1995
                                                     (UNAUDITED)   (AUDITED)    (UNAUDITED)

Liabilities:
  Policy Liabilities and Accruals:
    Future policy benefits                             $  55,267    $  46,620    $  45,412
    Claims                                                38,527       39,063       39,248
                                                       ---------    ---------    ---------
                                                          93,794       85,683       84,660

Accumulated policyholders' funds                             381          373          360
Other liabilities                                         12,691       11,226        9,134
Deferred income taxes                                      6,849        5,841        3,326
Notes payable                                             18,538       15,807         --
Senior subordinated notes, net of unamortized
  discount, due 2002                                      19,306       19,264       19,225
                                                       ---------    ---------    ---------
    Total Liabilities                                    151,559      138,194      116,705
                                                       ---------    ---------    ---------
Redeemable Preferred Stock                                20,000       20,000       20,000
                                                       ---------    ---------    ---------

Stockholders' Equity:
  Common stock, ($.10 par value, 30,000,000
    shares authorized; 5,993,458, 5,992,458
    and 5,950,258 shares issued)                             599          599          595
  Capital in excess of par value                          29,210       29,208       29,126
  Unrealized appreciation of investments carried
    at market value, net of tax                               87        2,593          520
  Retained earnings                                       13,320       10,575        7,811
                                                       ---------    ---------    ---------
                                                          43,216       42,975       38,052
Less - Aggregate of shares held in treasury and
  investment by affiliate in Westbridge Capital Corp.
  common stock (28,600 at June 30 1996,
  December 31, 1995 and June 30, 1995), at cost             (170)        (170)        (170)
                                                       ---------    ---------    ---------
    Total Stockholders' Equity                            43,046       42,805       37,882
                                                       ---------    ---------    ---------
      Total Liabilities, Redeemable Preferred
        Stock and Stockholders' Equity                 $ 214,605    $ 200,999    $ 174,587
                                                       =========    =========    =========



The accompanying notes are an integral part of these financial statements.

                                   WESTBRIDGE CAPITAL CORP.
                             CONSOLIDATED STATEMENT OF OPERATIONS

                       (In thousands, except per share data, unaudited)

                                                    Three Months Ended      Six Months Ended
                                                         June  30,               June 30,
                                                      1996       1995        1996       1995
                                                      ----       ----        ----       ----
                                                         (UNAUDITED)           (UNAUDITED)
Revenues:
   Premiums:
     First-year                                      $ 16,480   $  7,497    $ 30,880   $ 13,456
     Renewal                                           22,560     21,379      43,570     43,354
                                                     --------   --------    --------   --------
                                                       39,040     28,876      74,450     56,810
   Net investment income                                2,191      1,764       4,307      3,584
   Fee and service income                               2,014        458       3,789        890
   Net realized gain (loss) on investments                116        (11)        201        (72)
   Other income                                             3         (1)          5          5
                                                     --------   --------    --------   --------
                                                       43,364     31,086      82,752     61,217
                                                     --------   --------    --------   --------
Benefits, claims and expenses:
   Benefits and claims                                 22,632     17,181      44,546     33,509
   Amortization of deferred policy
     acquisition costs                                  6,026      3,058      10,355      5,948
   Commissions                                          1,809      2,715       3,746      5,814
   General and administrative expenses                  7,133      4,559      13,699      9,611
   Taxes, licenses and fees                             1,721        986       3,064      2,066
   Interest expense                                     1,013        570       1,964      1,290
                                                     --------   --------    --------   --------
                                                       40,334     29,069      77,374     58,238
                                                     --------   --------    --------   --------
Income before income taxes, equity
   in earnings of Freedom Holding
   Company and extraordinary item                       3,030      2,017       5,378      2,979
Provision for income taxes                              1,060        686       1,882      1,013
Equity in Freedom Holding Company                          27         87          74        176
                                                     --------   --------    --------   --------
Income before extraordinary item                        1,997      1,418       3,570      2,142
                                                     --------   --------    --------   --------

Extraordinary loss from early
   extinguishment of debt                                --         --          --          407
                                                     --------   --------    --------   --------
        Net income                                   $  1,997   $  1,418    $  3,570   $  1,735
                                                     ========   ========    ========   ========

Preferred stock dividends                                 412        412         825        825
                                                     --------   --------    --------   --------
Income applicable to common stockholders             $  1,585   $  1,006    $  2,745   $    910
                                                     ========   ========    ========   ========

Earnings per common share:
   Primary:
     Income before extraordinary item                $    .26   $    .17    $    .45   $    .24
     Extraordinary item                                  --         --          --          (08)
                                                     --------   --------    --------   --------
        Net earnings                                 $    .26   $    .17    $    .45   $    .16
                                                     ========   ========    ========   ========
   Fully diluted:
     Income before extraordinary item                $    .23   $    .17    $    .42   $    .27
     Extraordinary item                                  --         --          --         (.05)
                                                     --------   --------    --------   --------
        Net earnings                                 $    .23   $    .17    $    .42   $    .22
                                                     ========   ========    ========   ========

Weighted average shares outstanding:

     Primary                                            6,113      6,079       6,109      5,602
     Fully diluted                                      8,532      8,457       8,508      7,951



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)

                                                                 Three Months Ended        Six Months Ended
                                                                      JUNE 30,                  JUNE 30,
                                                              -----------------------    ---------------------
                                                               1996             1995        1996        1995
                                                              -----------------------    ---------------------
Cash Flows From Operating Activities:
   Income applicable to common stockholders                      $  1,585    $  1,006    $  2,745    $    910
   Adjustments to reconcile net income to cash
     used for operating activities:
        Increase (decrease) in policy liabilities and accruals      1,513        (895)      3,399      (1,620)
        Amortization of deferred policy acquisition costs           6,026       3,058      10,355       5,948
        (Increase) in deferred income taxes                          (313)        358         258          95
        Additions to deferred policy acquisition costs            (11,153)     (5,662)    (21,878)    (11,508)
        Depreciation expense                                          130         123         261         234
        Increase (decrease) in receivables from agents                911      (1,911)     (3,188)     (3,797)
        Increase in other assets                                     (891)     (2,409)     (2,272)     (2,786)
        Equity in earnings of Freedom Holding Company                 (27)        (86)        (74)        (56)
        Increase (decrease) in other liabilities                     (475)       (748)      1,155      (1,556)
        Other, net                                                   (113)       (259)        750         123
                                                                 --------    --------    --------    --------

        Net Cash Used For Operating Activities                     (2,807)     (7,425)     (8,489)    (14,013)
                                                                 --------    --------    --------    --------

Cash Flows From Investing Activities:
   Acquisition of Freedom Holding Company (net of cash
     acquired of $2,366)                                           (3,970)       --        (3,970)       --
   Proceeds From Investments Sold:
     Fixed maturities, classified as held-to-maturity,
        called or matured                                            --           271        --           519
     Fixed maturities, classified as available-for-sale,
        called or matured                                             600          64       5,188          77
     Fixed maturities, classified as available-for-sale, sold      29,430       2,987      30,463       3,939
     Short-term investments, sold or matured                       12,020       7,596      55,999      10,530
     Other investments, sold or matured                               183          14         255          38
   Cost of investments acquired                                   (33,800)     (4,217)    (80,433)     (7,424)
   Additions to leasehold improvements and equipment,
     net of retirements                                               (99)       (209)       (174)       (595)
                                                                 --------    --------    --------    --------

        Net Cash Provided By Investing Activities                   4,364       6,506       7,328       7,084
                                                                 --------    --------    --------    --------

Cash Flows From Financing Activities:
   Retirement of senior subordinated debentures, at par              --          --          --       (25,000)
   Issuance of notes payable                                          494        --         2,731        --
   Issuance of subordinated notes                                    --          --          --        19,200
   Issuance of common stock                                          --             1           2       9,950
                                                                             --------    --------    --------

        Net Cash Provided By Financing Activities                     494           1       2,733       4,150
                                                                 --------    --------    --------    --------
        Increase (Decrease) In Cash During Period                   2,051        (918)      1,572      (2,779)
        Cash At Beginning Of Period                                 1,534       1,010       2,013       2,871
                                                                 --------    --------    --------    --------

        Cash At End Of Period                                    $  3,585    $     92    $  3,585    $     92
                                                                 ========    ========    ========    ========

Supplemental Disclosures Of Cash Flow Information:
   Cash Paid During The Periods For:

     Interest                                                    $    721    $    560    $  1,617    $  2,338
     Income taxes                                                $     30    $    325    $     32    $    328




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

The Company purchased the outstanding capital stock of an insurance holding company in the second quarter of 1996 for a cash purchase price of $6.3 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

        Assets                                   $13,542,000
        Liabilities                              $ 5,780,000

Adjustments to reconcile net income to cash used for operating activities in the Company's Consolidated Statements of Cash Flows exclude increases relating to the acquired assets and liabilities of FHC. Accordingly, these adjustments do not correspond to the changes in the related line items on the Company's Consolidated Balance Sheets.

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries, are involved in various claims and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

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

At June 30, 1996, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

NOTE 4 - ACQUISITION OF FREEDOM HOLDING COMPANY

On May 31, 1996, the Company completed the acquisition of the 60% of Freedom Holding Company ("FHC") it did not already own. FHC is a holding company which owns 100% of FLICA, a Mississippi domiciled insurer licensed in 34 states. The purchase price was $6.3 million in cash, and was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 40% investment in FHC using the equity method. Beginning June 1, 1996, the results of operations of FHC have been reflected in the Company's Consolidated Statements of Income and Cash Flows. The present value of future profits associated with the purchase are being amortized in relation to premium revenues over the remaining life of the business. The acquisition did not have a material pro-forma impact on operations.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND COMPARABILITY OF PERIODS

Westbridge, through its subsidiaries and affiliated companies, principally underwrites and sells specialized health insurance products to supplement medical expense coverage usually provided by employers and government programs. The Company's insurance subsidiaries and affiliates include the following:

      * National Foundation Life Insurance Company ("NFL") - A wholly-owned subsidiary of the Company which is engaged primarily in the sale of accident and health insurance.

      * National Financial Insurance Company ("NFIC") and its wholly-owned subsidiary, American Insurance Company of Texas ("AICT") - These companies were acquired by the Company in April, 1994. NFIC and AICT are engaged in the sale of new policies and the administration of blocks of insurance business which are substantially similar to the business of NFL.

      * Freedom Holding Company ("FHC") and its wholly-owned subsidiary, Freedom Life Insurance Company of America ("FLICA") - The Company held a 40% interest in FHC until May 1996, at which time the Company acquired the remaining 60% of FHC. FLICA is engaged primarily in the sale of Cancer and Specified Disease Products.

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

The Company also derives revenue through fee and service income from other insurance related activities. The Company's primary marketing subsidiaries include the following:

      * LifeStyles Marketing Group, Inc. ("LMG") - LMG is an insurance marketing joint venture which derives fee income in the form of commissions on sales of Medical Expense Products primarily for NFL but also for non-affiliated insurance carriers. LMG is 51% owned by the Company.

      * Senior Benefits, LLC ("SBL") - SBL is an insurance marketing subsidiary which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFL. SBL was formed in November, 1993. The Company held a 50% ownership interest in SBL until June 1996, at which time the company exercised an option in the joint venture agreement to acquire the remaining 50% of SBL.

      * American Senior Security Plans, LLC ("ASSP") - ASSP is an insurance marketing subsidiary which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFIC. ASSP was formed in November, 1994. The Company held a 50% ownership interest in ASSP until April 1996, at which time the Company acquired the remaining 50% of ASSP.

      * Health Care-One Insurance Agency, Inc. ("HCO") - HCO is an insurance marketing joint venture which derives fee income in the form of commissions on sales of HMO products and PPO products, for non-affiliated companies. HCO was formed in September, 1995. The Company holds a 50% ownership interest in HCO.

The Company has purchased several significant blocks of business over the past four years. Generally, as a result of the acquisition of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums and net investment income, and experiences higher expenses in the form of benefits and claims, amortization of deferred policy acquisition costs ("DPAC"), commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired businesses run off.

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.

                                   THREE MONTHS ENDED  SIX MONTHS ENDED
                                        JUNE 30,           JUNE 30,
                                     1996     1995      1996      1995
                                  ------------------  ------------------
Company-Issued Policies:
   First-year premiums             $16,433   $ 7,534   $30,833   $13,456
   Renewal premiums                 12,009     9,071    22,174    17,771
                                   -------   -------   -------   -------
   Total Company-issued policies    28,442    16,605    53,007    31,227
                                   -------   -------   -------   -------

 Acquired Policies:
   American Integrity                2,114     2,399     4,340     5,280
   Life and Health                     464       569       942     1,121
   Dixie National Life                 752       886     1,526     1,813
   FLICA                               388      --         388      --
   NFIC and AICT                     6,880     8,417    14,247    17,369
                                   -------   -------   -------   -------
   Total acquired policies          10,598    12,271    21,443    25,583
                                   -------   -------   -------   -------

     Total Premiums                $39,040   $28,876   $74,450   $56,810
                                   =======   =======   =======   =======



RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SAME PERIODS ENDED JUNE 30, 1995

PREMIUMS. Premiums increased from $28.9 million to $39.0 million for the second quarter of 1996, an increase of $10.1 million or 34.9%. This increase was attributable to first-year and renewal premiums on Company-issued policies increasing $8.9 million and $2.9 million, or 118.7% and 31.9%, respectively, offset by decreases in premiums from acquired policies of $1.7 million or 13.8%.

Premiums increased $17.6 million or 31%, for the first six months of 1996, from $56.8 million to $74.3 million. This increase is attributable to first-year and renewal premiums on Company-issued policies increasing $17.3 million and $4.4 million, or 128.1% and 24.9%, respectively, offset by decreases in premiums from acquired policies of $4.2 million or 16.4%.

The increase in first-year premiums for the second quarter was primarily due to increases of $1.3 million, or 46.4%, in Medicare Supplement premiums produced by SBL for NFL, $3.4 million, or 147.8%, in Medical Expense premiums produced by LMG for NFL and $4.5 million in Medicare Supplement and Medical Expense premiums produced by non-affiliated agencies for NFIC and AICT.

The increase in first-year premiums for the first six months of 1996 when compared to the same period in 1995, was principally due to increases of $3.3 million, or 63.5%, in Medicare Supplement premiums produced by SBL for NFL, $6.6 million, or 161%, in Medical Expense premiums produced by LMG for NFL and $8 million in Medicare Supplement and Medical Expense premiums produced by non-affiliated agencies for NFIC and AICT.

The increase in renewal premiums for the second quarter of 1996 was primarily due to increases in Medicare Supplement premiums marketed by SBL for NFL of $1.8 million, Medicare Supplement and Medical Expense premiums marketed by non-affiliated agencies for NFIC and AICT of $621,000 and Cancer and Specified Disease premiums reinsured by NFL from FLICA of $657,000. These increases were offset in part by decreases in renewal premium from acquired policies of $1.6 million or 18.8% from the NFIC and AICT block of business and $285,000 from the American Integrity Insurance Company block of business.

For the first six months of 1996, renewal premiums increased $216,000 as a result of $4.4 million in higher premiums from Company-issued policies offsetting $4.2 million in lower premiums from acquired policies. Decreases in renewal premium consisted primarily of $3.3 million on polices acquired from NFIC and AICT and $940,000 on policies acquired from American Integrity Insurance Company. Offsetting these decreases, in part, were increases in Medicare Supplement premiums marketed by SBL for NFL of $2.9 million, and Cancer and Specified Disease premiums reinsured by NFL from FLICA of $1.3 million.

NET INVESTMENT INCOME. Net investment income increased $400,000, or 22.2%, for the second quarter of 1996 from $1.8 million to 2.2 million. The increase was attributable to $385,000 of interest charged on receivables from agents, which was not present in the prior year period.

Net investment income increased $700,000, or 19.4%, for the first six months of 1996 from $3.6 million to $4.3 million. The increase was attributable to $780,000 of interest charged on receivables from agents, which was not present in the prior year period.

FEE AND SERVICE INCOME. Fee and service income increased from $458,000 to $2.0 million in the second quarter of 1996, an increase of $1.5 million. The increase is primarily due to $1.2 million of commission fees earned by HCO from non-affiliated companies and $343,000 for telemarketing services to non-affiliated companies. HCO began operations during the fourth quarter of 1995. Sales of telemarketing services to non-affiliated companies began during the third quarter of 1995.

Fee and service income increased $2.9 million for the first six months of 1996 from $890,000 to $3.8 million. The increase was primarily due to $2.0 million of commission fees earned by HCO, which began operations during the fourth quarter of 1995, from non-affiliated companies. Additionally, $847,000 was provided by sales of telemarketing services to non-affiliated companies.

BENEFITS AND CLAIMS. Benefits and claims increased $5.4 million, or 31.4%, from $17.2 million to $22.6 million in the second quarter of 1996 when compared to the second quarter of 1995. Benefits and claims from Company-issued policies increased $7.0 million, or 90.9%, offset by decreases in benefits and claims from acquired business of $1.6 million, or 16.8%. Reflective of the increase in premiums, benefits and claims increased $2.1 million, or 87.5%, from Medicare Supplement Products marketed by SBL for NFL, $2.2 million, or 115.8%, from Medical Expense Products marketed by LMG for NFL and $2.5 million from Medicare Supplement and Medical Expense Products marketed by non-affiliated agencies for NFIC and AICT. Benefit and claims decreased $900,000, or 37.5 %, from policies purchased from American Integrity Insurance Company and $700,000, or 11.5%, from policies purchased from NFIC and AICT.

Benefits and claims increased from $33.5 million to $44.5 million in the first six months of 1996, an increase of $11.0 million, or 32.8%. Benefits and claims from Company-issued policies increased $12.2 million, or 81.9%, offset by decreases from acquired policies of $1.2 million, or 6.5%. The increases in benefits and claims can be attributed to $1.2, or 66.7%, from Cancer and Specified Disease Products directly issued by NFL, $3.9 million, or 79.6%, from Medicare Supplement Products produced by SBL for NFL, $3.6 million, or 90%, from Medical Expense Products produced by LMG for NFL and $3.2 million from Medicare Supplement and Medical Expense Products for NFIC and AICT. These increases were offset, in part, by decreases from acquired policies, principally $1.2 million, or 28.6%, from policies acquired from American Integrity Insurance Company.

COMMISSIONS. Commissions decreased $900,000, or 33.3%, in the second quarter of 1996 from $2.7 million to $1.8 million. Before elimination of intercompany revenue and expense in consolidation, commissions decreased $500,000, or 18.5%, in NFL and 376,000, or 45.8%, in NFIC and AICT. Offsetting these decreases were increases in commissions of $900,000, or 81.8%, in LMG and $700,000 in HCO, which began operations in the fourth quarter of 1995. An increase of $1.3 million in commissions paid to LMG from NFL was eliminated in consolidation along with an increase of $700,000 in commissions paid to SBL by NFL.

For the first six months of 1996, commissions decreased $2.1 million or 36.2%. Before elimination of inter-company revenue and expense in consolidation, commissions decreased $1 million, or 17.5%, in NFL and $578,000, or 36.9 %, in NFIC and AICT. Offsetting these decreases were increases in commissions of $1.9 million, or 95%, in LMG and $1.2 million in HCO, which began operations in the fourth quarter of 1995. An increase of $2.8 million in commissions paid to LMG from NFL and $1.3 million in commissions paid to SBL from NFL were eliminated in consolidation.

The declining trend in commissions expense compared to the prior year periods, is the result of a higher mix of products with lower ultimate commission rates.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Amortization of DPAC increased from $3.1 million to $6 million in the second quarter of 1996, an increase of $2.9 million, or 93.5%. The increase was primarily attributable to $1.4 million from Medical Expense Products marketed by LMG for NFL and $1.2 million for products underwritten by NFIC and AICT, comprised of a $1.6 million increase from Company-issued Medicare Supplement and Medical Expense Products offset by a decrease of $438,000 in amortization from policies acquired from NFIC and AICT.

Amortization of DPAC increased $4.5 million, or 76.3%, from $5.9 million to $10.4 million for the first six months of 1996 when measured against the comparable period of 1995. This increase was primarily due to $872,000, or 147.5%, from Medicare Supplement Products marketed by SBL for NFL, $1.9 million, or 135.7%, from Medical Expense Products marketed by LMG for NFL, $1.1 million from products underwritten by NFIC and AICT, comprised of a $2.6 million increase from Company-issued Medicare Supplement and Medical Expense Products offset by a decrease of $1.5 million in amortization from policies acquired from NFIC and AICT, and $414,000, or 70.3% from Cancer and Specified Disease Products directly written by NFL.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $2.5 million, or 54.3%, from $4.6 million to $7.1 million in the second quarter of 1996 as a result of costs associated with expanding marketing operations and servicing a growing base of policyholders.

Similarly, general and administrative expenses increased in the first six months of 1996 from $9.6 million to $13.7 million, an increase of $4.1 million or 42.7% due to expansion of marketing operations and policyholder count.

Included in general and administrative expenses for the quarter and six-months ended June 30, 1996, is approximately $627,000 of expenses related to the acquisition of the remaining interest in ASSP and SBL.

TAXES, LICENSES AND FEES. Taxes, licenses and fees increased $700,000, or 70.0%, from $1 million to $1.7 million in the second quarter of 1996. The increase is primarily due to growth in premium revenues along with examination fees paid to state insurance departments.

For the first six months of 1996, taxes, licenses and fees increased $1 million, or 47.6%, from $2.1 million to $3.1 million again primarily as a result of increases in premiums coupled with examination fees paid to state insurance departments.

INTEREST EXPENSE. Interest expense increased in the second quarter of 1996 from $570,000 to $1 million, an increase of $430,000, or 75.4% due to interest of $415,000 associated with a revolving line of credit which was not present in the comparable 1995 period.

Interest expense increased during the first months of 1996 from $1.3 million to $2 million, an increase of $700,000, or 53.8%. This increase is primarily due to $769,000 of interest associated with a revolving line of credit which was not present in the comparable 1995 period.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $374,000, or 54.5 %, from $686,000 to $1,060,000 in the second quarter of 1996 as a result of pre-tax income increasing $953,000.

The provision for income taxes increased $900,000, or 90%, from $1 million to $1.9 million for the first six months of 1996. This increase is primarily due to pre-tax income increasing $2.3 million.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

WESTBRIDGE. Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the outstanding capital stock of NFL, NFIC, and FHC of which it is the sole stockholder. AICT is a wholly-owned subsidiary of NFIC, and FHC owns 100% of FLICA. Westbridge's primary sources of funds are advances due and dividends from marketing subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock, working capital requirements for its marketing subsidiaries, and taxes. The Senior Subordinated Notes mature in March, 2002 and the Series A Preferred Stock is subject to mandatory redemption in April, 2004.

Dividend payments from Westbridge's principal insurance subsidiaries, NFL, NFIC, AICT and FLICA are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. FLICA is domiciled in Mississippi. Under Mississippi Insurance Regulations, an insurer domiciled in Mississippi may pay dividends limited to the lesser of 10% of statutory capital and surplus or 100% of statutory net income for the preceding year, unless prior written approval of the Commissioner is obtained.

As of December 31, 1995, NFL had negative earned surplus as a result of historical losses. For the foreseeable future, NFL has agreed to seek the approval of the Delaware Insurance Commissioner prior to making any dividend payments. During 1996, AICT has the ability to pay to NFIC, without prior regulatory approval, $835,000 in dividends, none of which has been paid. During 1996, NFIC has the ability to pay Westbridge, without prior regulatory approval, $994,000 in dividends, none of which has been paid. FLICA is precluded from making dividend payments in 1996 without prior approval from the Insurance Commissioner due to net losses on a statutory basis in 1995.

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

The Insurance Subsidiaries and other subsidiaries of Westbridge advance a percentage of first year commissions payable to agents for policies sold by such agents. In order to finance these advances, Westbridge's wholly-owned subsidiary Westbridge Funding Corporation ("WFC") entered into a credit agreement dated as of December 28, 1995 with Fleet National Bank (the "Credit Agreement") which provides WFC with a two-year $20 million revolving loan facility, the proceeds of which are used by WFC to purchase receivables evidencing agent advances. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In addition, through an agreement with Fleet National Bank dated December 28, 1995, Westbridge has guaranteed WFC's obligations under the Credit Agreement and has agreed, subject to regulatory approval, to pledge all of the issued and outstanding shares of the capital stock of NFL, NFIC and WFC as collateral for its guaranty. As of June 30, 1996 $17.6 million was outstanding under the Credit Agreement. The termination date of the current agent receivable financing program is January 7, 1998.

CONSOLIDATED. A significant portion of the Company's premiums for the six months ended June 30, 1996 related to policies obtained through closed blocks of insurance business including the NFIC and AICT acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancellations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies.

Net cash used for operations was $8.5 million in the first six months of 1996 and $14 million for the comparable 1995 period. The decline in the amount of net cash used for operations is the result of larger increases to cash inflows, principally from premiums, relative to the increases in cash outflows, principally from deferred policy acquisition costs and receivables from agents associated with higher levels of new business production in 1996 when compared to 1995.

Net cash provided by investing activities for the six months ended June 30, 1996, totaled $7.3 million, compared to net cash provided by investing activities of $7.1 million in the comparable 1995 period. Proceeds from investment activity for the six months of both 1996 and 1995 were utilized to fund operating cash outflows with 1996 investment proceeds accounting for a greater percentage of such funding in comparison to the investment proceeds in 1995.

Net cash provided by financing activities was $2.7 million for the six months ended June 30, 1996, compared to $4.1 million for the prior year period. The Company, through WFC, made net draws, including repayments of previous amounts borrowed, of $2.7 million on the $20 million revolving loan facility during the first six months of 1996. The outstanding balance was $17.6 million at June 30, 1996. The Company and WFC are subject to certain provisions and covenants under the line of credit, including obtaining bank approval prior to paying any dividend from WFC to Westbridge. For the comparable 1995 period, $29.1 million was provided by the issuance of 1,500,000 shares of Common Stock and $20 million principal amount of Senior Subordinated Notes, due 2002. Also in the first six months of 1995, $25 million was disbursed to retire at par value, prior to maturity, the 11.7% Senior Subordinated Debentures due 1996. The cash inflows from financing activities were utilized to fund operations for the six months ended June 30, 1996 and 1995.

The Company believes that its near-term cash requirements will be met through a combination of operating, investing, and financing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating, investing, and financing cash flows. The Company has established an agent balance financing facility which will be used to finance additional marketing growth. Additional capital may be necessary to consummate future growth. There can be no assurance that opportunities for additional capital or for future growth will arise. In addition, the ability of the company to issue new policies will be limited by risk based capital guidelines as followed by various insurance regulators.

The Company had less than 2% of its fixed maturity investments held in high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of June 30, 1996, and it is the Company's policy not to invest more than 5% of its holdings in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio. Such changes should not impact the Company's ability to meet its future policyholder benefit obligations.

                                                                         PART II

Item 1 - LEGAL PROCEEDINGS

         (See Part I - Note 2 to the Consolidated Financial Statements).

Item 4 - RESULTS OF VOTES OF SECURITY HOLDERS

         DATE OF MEETING

         The Annual Meeting of the Stockholders of Westbridge Capital Corp. was held on Thursday, May 30, 1996.

         MATTERS SUBJECT TO VOTE

         (1)     Election of three directors of Westbridge Capital Corp.

         (2) Ratification of the selection by the Board of Directors of Price Waterhouse LLP as independent accountants.

         (3)     Approval of the Westbridge Capital Corp. 1996 Restricted Stock
                 Plan.

         RESULTS OF BALLOTING

         (1) In connection with the election of directors for the Company, 5,093,710 shares were voted "FOR" each of those persons nominated, with 720,535 shares voting "WITHHOLD AUTHORITY" in connection with their election.

         (2) Regarding the selection of independent accountants, 5,797,945 shares were voted "FOR", 10,284 shares were voted "AGAINST", and 6,016 shares were voted "ABSTAINED".

         (3) In connection with the approval of the 1996 Restricted Stock Plan, 5,029,796 shares were voted "FOR", with 771,879 shares voting "AGAINST", and 12,570 shares were voted "ABSTAINED".

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)     EXHIBITS

               10.25- Master General  Agent's  Contract by and between  American
                    Insurance Company of Texas and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.26- Master General  Agent's  Contract by and between  National
                    Financial Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of June, 1995, (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.27- Master General  Agent's  Contract by and between  National
                    Foundation Life Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.28- Master General  Agent's  Contract by and between  American
                    Insurance Company of Texas and Cornerstone National Marketing Corporation effective, as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.29- Master General  Agent's  Contract by and between  National
                    Financial Insurance Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.30- Master General  Agent's  Contract by and between  National
                    Foundation Life Insurance Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.30 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.31- Master  General  Agent's  Contract by and between  Freedom
                    Life Insurance Company of America and John P. Locke, d.b.a. 1ST MILLION, dated the 31st day of May, 1996, (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

               10.33- Form of Pledge Agreement between  Westbridge Capital Corp.
                    and Fleet National Bank of Connecticut, (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

         (b)     REPORTS ON FORM 8-K

                 No Form 8-K was required to be filed during the period.

                                                                       FORM 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     WESTBRIDGE CAPITAL CORP.

                                     /S/ PATRICK J. MITCHELL
                                     Patrick J. Mitchell
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer
                                     (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
August 14, 1996