Form 10-Q
period 1996-09-30
WESTBRIDGE CAPITAL CORP
filed 1996-11-15
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate, by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Common Stock - Par Value $.10                6,044,994 Shares Outstanding
                                             at November 13, 1996

                                                                     FORM 10-Q

Company or group of companies for which report is filed:

                            WESTBRIDGE CAPITAL CORP.

This quarterly report, filed pursuant to Rule 13a-13 and 15d-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:

                                                                                       PAGE(S)

PART I - FINANCIAL INFORMATION

        ITEM 1 - FINANCIAL STATEMENTS

          1.   Consolidated  Balance Sheets at September 30, 1996,  December 31,
               1995 and September 30, 1995.                                               3-4

          2.   Consolidated  Statement  of  Operations  for the  Three  and Nine
               Months Ended September 30, 1996 and 1995.                                    5

          3.   Consolidated  Statements  of Cash  Flows  for the  Three and Nine
               Months Ended September 30, 1996 and 1995.                                  6-7

          4.   Notes to Consolidated Financial Statements.                                8-9

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                10-16


PART II - OTHER INFORMATION

        ITEM 1 - LEGAL PROCEEDINGS                                                         17

        ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                                          17



PART I  -  FINANCIAL INFORMATION

         ITEM 1 - FINANCIAL STATEMENTS

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                     ASSETS



                                                  Sep 31    Dec 30,    Sep 30,
                                                   1996       1995       1995

                                                --------   --------   --------
                        (UNAUDITED) (AUDITED) (UNAUDITED)

Investments:

  Fixed Maturities:
    Available-for-sale, at market value

      (amortized cost $90,541, $83,160

      and $11,052)                              $ 91,022   $ 86,780   $ 11,571
    Held-to-maturity, at amortized cost
      (market value $0, $0, and $77,442)            --         --       76,026
  Equity securities, at market                     1,594        539        538
  Investment in Freedom Holding Company,

    on the equity basis                             --        6,173      6,086
  Mortgage loans on real estate                      671        639        654
  Investment real estate                            --          141        141
  Policy loans                                       271        285        282
  Short-term investments                           9,070     14,946      3,154
                                                --------   --------   --------
      Total Investments                          102,628    109,503     98,452

Cash                                               7,499      2,013        105
Accrued investment income                          1,589      1,711      1,546
Receivables from agents, net of allowance
  for doubtful accounts                           18,434     16,706     13,360
Deferred policy acquisition costs                 78,701     56,977     52,435
Leasehold improvements and equipment, at
  cost, net of accumulated depreciation and

  amortization                                     1,403      1,590      1,583
Other assets                                      14,348     12,499     11,826
                                                --------   --------   --------
      Total Assets                              $224,602   $200,999   $179,307
                                                ========   ========   ========

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                  September 30,       December 31,     September 30,
                                                       1996               1995               1995

                                                   (Unaudited)         (AUDITED)         (UNAUDITED)

Liabilities:

  Policy Liabilities and Accruals:

    Future policy benefits                      $        56,039    $        46,620    $        46,217
    Claims                                               39,935             39,063             37,755
                                                ---------------    ---------------    ---------------
                                                         95,974             85,683             83,972

Accumulated policyholders' funds                            379                373                367
Other liabilities                                        19,841             11,226             13,619
Deferred income taxes                                     7,732              5,841              2,814
Notes payable                                            16,220             15,807               --
Senior subordinated notes, net of unamortized
  discount, due 2002                                     19,328             19,264             19,244
                                                ---------------    ---------------    ---------------
    Total Liabilities                                   159,474            138,194            120,016
                                                ---------------    ---------------    ---------------
Redeemable Preferred Stock                               20,000             20,000             20,000
                                                ---------------    ---------------    ---------------

Stockholders' Equity:

  Common stock, ($.10 par value, 30,000,000
    shares authorized; 6,020,729, 5,992,458

    and 5,986,458 shares issued)                            602                599                599
  Capital in excess of par value                         29,184             29,208             29,124
  Unrealized appreciation of investments carried
    at market value, net of tax                             334              2,593                544
  Retained earnings                                      15,178             10,575              9,194
                                                ---------------    ---------------    ---------------
                                                         45,298             42,975             39,461
Less - Aggregate of shares held in treasury and investment by affiliate in
Westbridge Capital Corp. common stock (28,600 at September 30, 1996, December
31, 1995 and September 30, 1995),

at cost                                                    (170)              (170)              (170)
                                                ---------------    ---------------    ---------------
    Total Stockholders' Equity                           45,128             42,805             39,291
                                                ---------------    ---------------    ---------------
      Total Liabilities, Redeemable Preferred

        Stock and Stockholders' Equity          $       224,602    $       200,999    $       179,307
                                                ===============    ===============    ===============

The accompanying notes are an integral part of these financial statements.

                                   WESTBRIDGE CAPITAL CORP.
                             CONSOLIDATED STATEMENT OF OPERATIONS

                       (In thousands, except per share data, unaudited)


                                         Three Months Ended           Nine Months Ended
                                            SEPTEMBER 30,                SEPTEMBER 30,

                                       ------------------------      ---------------------
                                            1996         1995          1996         1995
                                       ------------------------      ---------------------
Revenues:

   Premiums:

     First-year                           $16,059       $ 9,653       $ 46,939      $23,109
     Renewal                               24,629        20,901         68,199       64,255
                                           ------        ------       --------       ------
                                           40,688        30,554        115,138       87,364
   Net investment income                    2,283         1,722          6,590        5,306
   Fee and service income                   2,451           666          6,240        1,556
   Net realized gain (loss) on
     investments                              (28)           37            173          (35)
   Other income                               (11)           (1)            (6)           4
                                        ----------   ----------     ----------   ----------
                                           45,383        32,978        128,135       94,195
                                           ------       -------        -------       ------
Benefits, claims and expenses:

   Benefits and claims                     24,244        17,128         68,790       50,637
   Amortization of deferred policy
     acquisition costs                      6,221         2,789         16,576        8,737
   Commissions                              2,506         2,825          6,252        8,639
   General and administrative expenses      6,235         6,085         19,934       15,696
   Taxes, licenses and fees                 1,431           991          4,495        3,057
   Interest expense                         1,253           568          3,217        1,858
                                          -------      --------      ---------      -------
                                           41,890        30,386        119,264       88,624
                                           ------        ------        -------       ------
Income before income taxes, equity

   in earnings of Freedom Holding

   Company and extraordinary item           3,493         2,592          8,871        5,571
Provision for income taxes                  1,223           881          3,105        1,894
Equity in Freedom Holding Company               -            85             74          261
                                         --------      --------       --------      -------
Income before extraordinary item            2,270         1,796          5,840        3,938
Extraordinary loss from early
   extinguishment of debt                       -             -              -          407
                                         --------      --------     ----------      -------
        Net income                        $ 2,270       $ 1,796        $ 5,840      $ 3,531
                                           ======        ======         ======       ======

Preferred stock dividends                     412           413          1,237        1,238
                                          -------       -------         ------       ------
Income applicable to common stockholders  $ 1,858       $ 1,383        $ 4,603      $ 2,293
                                           ======        ======         ======       ======

Earnings per common share:
   Primary:

     Income before extraordinary item     $   .30       $   .23        $   .75     $    .47
     Extraordinary item                         -             -              -         (.07)
                                         --------      --------       --------      -------
        Net earnings                      $   .30       $    23        $   .75     $    .40
                                           ======        ======         ======      =======
   Fully diluted:

     Income before extraordinary item     $   .27       $   .21        $   .69     $    .49
     Extraordinary item                         -             -              -         (.05)
                                          -------      --------       --------      -------
        Net earnings                      $   .27       $   .21        $   .69     $    .44
                                           ======        ======         ======      =======

Weighted average shares outstanding:

     Primary                                6,138         6,063          6,119        5,756
     Fully diluted                          8,535         8,441          8,517        8,114

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)
                                   (Unaudited)


                                                                              Three Months Ended        Nine Months Ended
                                                                                 SEPTEMBER 30,             SEPTEMBER 30,

                                                                           -----------------------     ---------------------
                                                                              1996          1995        1996          1995
                                                                           -----------------------     ----------------------
 Cash Flows From Operating Activities:

   Income applicable to common stockholders                                 $   1,858    $   1,383    $   4,603    $   2,293
   Adjustments to reconcile net income to cash
     used for operating activities:

        Increase (decrease) in policy liabilities and accruals                  2,040         (688)       5,439       (2,308)
        Amortization of deferred policy acquisition costs                       6,221        2,789       16,576        8,737
        Increase (decrease) in deferred income taxes                            1,305         (512)       1,563         (417)
        Additions to deferred policy acquisition costs                        (12,661)      (9,010)     (34,539)     (20,518)
        Depreciation expense                                                      117          126          378          360
        (Increase) decrease in receivables from agents                          3,136       (2,210)         (52)      (6,007)
        Increase in other assets                                                2,505          557          233       (2,229)
        (Increase) decrease in other liabilities                               (3,352)       6,491       (2,197)       4,935
        Other, net                                                               (831)          81         (155)         148
                                                                            ---------    ---------    ---------    ---------
        Net Cash Provided By (Used For) Operating Activities                      338         (993)      (8,151)     (15,006)
                                                                            ---------    ---------    ---------    ---------
Cash Flows From Investing Activities:

   Acquisition of Freedom Holding Company                                        --           --         (3,970)        --
   Proceeds From Investments Sold:
     Fixed maturities, classified as held-to-maturity,

        called or matured                                                        --            873         --          1,392
     Fixed maturities, classified as available-for-sale,
        called or matured                                                       1,206           94        6,394          171
     Fixed maturities, classified as available-for-sale, sold6,857               --         37,320        3,939
     Short-term investments, sold or matured                                   74,056           84      130,055       10,614
     Other investments, sold or matured                                           299           86          554          124
   Cost of investments acquired                                               (84,847)        --       (165,280)      (7,424)
   Additions to leasehold improvements and equipment,
     net of retirements                                                           (17)        (133)        (191)        (728)
                                                                            ---------    ---------    ---------    ---------
        Net Cash Provided By (Used For) Investing Activities                   (2,446)       1,004        4,882        8,088
                                                                            ----------   ---------    ---------    ---------
Cash Flows From Financing Activities:

   Retirement of senior subordinated debentures, at par                          --           --           --        (25,000)
   Proceeds from reinsurance treaty                                             8,418         --          8,418         --
   Issuance of notes payable                                                    1,625         --          4,356         --
   Repayment of notes payable                                                  (3,998)        --         (3,998)        --
   Issuance of subordinated notes                                                --           --           --         19,200
   Issuance of common stock                                                       102          148          104       10,098
   Purchase and cancellation of common stock                                     (125)        (146)        (125)        (146)
                                                                            ---------    ---------    ---------    ---------
        Net Cash Provided By Financing Activities                               6,022            2        8,755        4,152
                                                                            ---------    ---------    ---------    ---------
        Increase (Decrease) In Cash During Period                               3,914           13        5,486       (2,766)
        Cash At Beginning Of Period                                             3,585           92        2,013        2,871
                                                                            ---------    ---------    ---------    ---------
        Cash At End Of Period                                               $   7,499    $     105    $   7,499    $     105
                                                                            =========    =========    =========    =========
Supplemental Disclosures Of Cash Flow Information:
   Cash Paid During The Periods For:

     Interest                                                               $   1,019    $     554    $   2,636    $   2,892
     Income taxes                                                           $    --              $       322$32    $     650


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

The Company purchased the remaining outstanding capital stock of an insurance holding company that it did not already own, in the second quarter of 1996 for a cash purchase price of $6.3 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

        Assets                                   $13,542,000
        Liabilities                             $  5,780,000

Adjustments to reconcile net income to cash used for operating activities in the Company's Consolidated Statements of Cash Flows exclude increases relating to the acquired assets and liabilities of Freedom Holding Company. Accordingly, these adjustments do not correspond to the changes in the related line items on the Company's Consolidated Balance Sheets.

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited Consolidated Financial Statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries, are involved in various claims and other business related disputes. In the opinion of management, the disposition of these matters will not affect the Company's consolidated financial position.

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

At September 30, 1996, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,378,120 additional shares of Common Stock upon conversion.

NOTE 4 - ACQUISITION OF FREEDOM HOLDING COMPANY

On May 31, 1996, the Company completed the acquisition of the 60% of Freedom Holding Company ("FHC") it did not already own. FHC is a holding company which owns 100% of FLICA, a Mississippi domiciled insurer licensed in 34 states. FLICA is the primary asset of FHC. The purchase price was $6.3 million in cash, and was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 40% investment in FHC using the equity method. Beginning June 1, 1996, the results of operations of FHC have been reflected in the Company's Consolidated Statements of Income and Cash Flows. The present value of future profits associated with the purchase are being amortized in relation to premium revenues over the remaining life of the business. At the time of the acquisition, the Company, through an insurance subsidiary, reinsured the majority of business underwritten by FLICA. The acquisition did not have a material pro-forma impact on operations.

NOTE 5 - REINSURANCE AGREEMENT WITH REASSURANCE COMPANY OF HANNOVER

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") effective July 1, 1996 on the inforce Cancer, Heart and Intensive Care business. The Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash during the quarter, which is repaid, inclusive of interest at 12.5%, as statutory profits emerge from the reinsured block of business. For the three month period ended September 30, 1996, the repayment due approximated $1.0 million. The ceding allowance payable at September 30, 1996, totaled $9.5 million. The Company must maintain in trust, investments with a fair market value equal to 90% of the active life reserves on the reinsured business, which at September 30, 1996, approximated $14.6 million. Upon repayment of the initial ceding commission, profits on the block of business will be shared on a 50/50 quota share basis. The Agreement is subject to recapture at anytime at the option of the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

        AND RESULTS OF OPERATIONS

OVERVIEW AND COMPARABILITY OF PERIODS

Westbridge, through its subsidiaries and affiliated companies, principally underwrites and sells specialized health insurance products to supplement medical expense coverage usually provided by employers and government programs. The Company's insurance subsidiaries and affiliates include the following:

      * National Foundation Life Insurance Company ("NFL") - A wholly-owned subsidiary of the Company, which is engaged primarily in the sale of accident and health insurance.

      * National Financial Insurance Company ("NFIC") and its wholly-owned subsidiary, American Insurance Company of Texas ("AICT") - These companies were acquired by the Company in April 1994. NFIC and AICT are engaged in the sale of new policies and the administration of blocks of insurance business that are similar to the business of NFL.

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

The Company also derives revenue through fee and service income from other insurance related activities. The Company's primary marketing subsidiaries include the following:

     * LifeStyles Marketing Group, Inc. ("LMG") - LMG is an insurance marketing joint venture, which derives fee income in the form of commissions on sales of Medical Expense Products primarily for NFL but also for non-affiliated insurance carriers. LMG is 51% owned by the Company.

     * Senior Benefits, LLC ("SBL") - SBL is an insurance marketing subsidiary, which derives fee income in the form of commissions on sales of Medicare Supplement Products for NFL. SBL was formed in November, 1993. The Company held a 50% ownership interest in SBL until June 1996, at which time the company exercised an option in the joint venture agreement to acquire the remaining 50% of SBL.

     * American Senior Security Plans, LLC ("ASSP") - ASSP is an insurance marketing subsidiary, which derives fee income as commissions on sales of Medicare Supplement Products for NFIC. ASSP was formed in November 1994. The Company held a 50% ownership interest in ASSP until April 1996, at which time the Company acquired the remaining 50% of ASSP.

     * Health Care-One Insurance Agency, Inc. ("HCO") - HCO is an insurance marketing joint venture, which derives fee income as commissions on sales of HMO Products and PPO Products, for non- affiliated companies. HCO was formed in September 1995. The Company holds a 50% ownership interest in HCO.

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

The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated.


                                               Three Months Ended      Nine Months Ended
                                                  SEPTEMBER 30,          SEPTEMBER 30,

                                              ------------------      -------------------
                                                1996       1995        1996        1995
                                              ------------------      -------------------
      Company-Issued Policies:

         First-year premiums                  $16,050    $  9,292     $ 46,883     $22,748
         Renewal premiums                      14,314       9,251       36,488      27,022
                                               ------     -------      -------      ------
         Total Company-issued policies         30,364      18,543       83,371      49,770
                                               ------      ------      -------      ------

       Acquired Policies:

         American Integrity                     2,029       2,351        6,369       7,631
         Life and Health                          446         506        1,388       1,627
         Dixie National Life                      730         822        2,256       2,635
         FLICA                                  1,117           -        1,505           -
         NFIC and AICT                          6,002       8,332       20,249      25,701
                                              -------     -------     --------      ------
         Total acquired policies               10,324      12,011       31,767      37,594
                                               ------      ------     --------      ------

           Total Premiums                     $40,688     $30,554     $115,138     $87,364
                                               ======      ======      =======      ======

RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO

SAME PERIODS ENDED SEPTEMBER 30, 1995

PREMIUMS. Premiums increased from $30.6 million to $40.7 million for the third quarter of 1996, an increase of $10.1 million or 33%. This increase was attributable to first-year and renewal premiums on Company-issued policies increasing $6.8 million and $5.0 million or 73% and 54%, respectively, offset by decreases in premiums from acquired policies of $1.7 million or 14%.

Premiums increased $27.7 million or 32%, for the first nine months of 1996, from $87.4 million to $115.1 million. This increase is attributable to first-year and renewal premiums on Company-issued policies increasing $24.1 million and $9.5 million or 106% and 35%, respectively, offset by decreases in premiums from acquired policies of $5.8 million or 15%.

The increase in first-year premiums for the third quarter of 1996 was primarily due to premiums on Companyissued policies increasing $6.5 million or 143%, for Medical Expense Products and $1.0 million or 32% for Medicare Supplement Products. These increases were offset, in part, by a decrease in first-year premium of $1.1 million from products underwritten by FLICA, and reinsured by NFL, prior to the purchase of FLICA by the Company.

The increase in first-year premiums for the first nine months of 1996 when compared to the same period in 1995, was principally due to increases from Company-issued policies of $20.4 million or 210% from Medical Expense Products, and $5.2 million or 59% from Medicare Supplement Products. These increases were offset, in part, by a decrease in first-year premiums of $1.9 million or 56% from Cancer and Specified Disease Products reinsured with FLICA prior to the purchase of FLICA by the Company.

Renewal premiums for the third quarter of 1996 increased primarily due to Company-issued premiums increasing $1.7 million or 59% for Medical Expense Products, $2.8 million or 184% for Medicare Supplement Products, and $0.6 million or 13% for Cancer and Specified Disease Products. These increases were offset, in part, by a decrease in renewal premiums from acquired policies of $1.3 million or 11%, comprised of a $1.1 million increase in premiums from policies acquired in the recent purchase of FLICA, offset by a decrease in premiums of $2.4 million from all other acquired blocks of business.

The increase in renewal premiums for the nine months ended September 30, 1996 is primarily attributable to premiums on Company-issued policies increasing $2.3 million or 25% from Medical Expense Products, $5.6 million or 166% from Medicare Supplement Products, and $1.5 million or 11% from Cancer and Specified Disease Products. These increases were offset, in part, by decreased renewal premiums from acquired policies of $5.5 million or 15%, comprised of a $1.4 million increase in premiums from policies acquired in the recent purchase of FLICA, offset by decreases in premiums of $6.9 million from all other acquired blocks of business.

NET INVESTMENT INCOME. Net investment income increased $0.6 million or 35%, for the third quarter of 1996 from $1.7 million to $2.3 million. The increase was attributable to $0.3 million of interest charged on receivables from agents, which was not present in the prior year period with the remaining increase due to a combination of higher investment asset base and yield.

Net investment income increased $1.3 million or 25%, for the first nine months of 1996 from $5.3 million to $6.6 million. The increase was attributable to $1.1 million of interest charged on receivables from agents, which was not present in the prior year period.

FEE AND SERVICE INCOME. Fee and service income increased from $0.7 million to $2.5 million in the third quarter of 1996, an increase of $1.8 million. The increase is primarily due to $1.5 million of commission fees earned by HCO from non-affiliated companies and an increase of $0.3 million in fees for telemarketing services to non-affiliated companies. HCO began operations during the fourth quarter of 1995. Sales of telemarketing services to non-affiliated companies began during the third quarter of 1995.

Fee and service income increased $4.6 million for the first nine months of 1996 from $1.6 million to $6.2 million. The increase was primarily due to $3.5 million of commission fees from non-affiliated companies earned by HCO, which began operations during the fourth quarter of 1995. Additionally, sales of telemarketing services to non-affiliated companies, which began during the third quarter of 1995, increased $1.0 million.

BENEFITS AND CLAIMS. Benefits and claims increased $7.1 million or 42%, from $17.1 million to $24.2 million in the third quarter of 1996 when compared to the third quarter of 1995. Reflective of the increase in premiums, benefits and claims on Company-issued policies increased $4.0 million or 91%, for Medical Expense Products, and $3.1 million or 76% for Medicare Supplement Products. Additionally, benefits and claims from acquired policies of NFIC and AICT increased $1.9 million this quarter due to a non-recurring decrease in claim reserves of approximately $3.6 million during the third quarter of 1995. The claim reserve decrease resulted from settlement administration to mitigate benefits on Disability Income policies currently in benefit status. Excluding the aforementioned claim reserve adjustment of 1995, benefits and claims expense for the acquired NFIC and AICT products decreased $1.7 million in the third quarter of 1996, compared to the comparable 1995 period. These increases were offset, in part, by a decrease of $1.3 million related to products underwritten by FLICA, principally Cancer and Specified Disease Products. The decrease is the result of lower claim reserves due to favorable claim experience. Also, benefits and claims decreased $0.4 million or 19%, on the block of business acquired from American Integrity Insurance Company.

Benefits and claims increased from $50.6 million to $68.8 million in the first nine months of 1996, an increase of $18.2 million or 36%. Consistent with the increase in premiums, benefits and claims from Company-issued policies increased $9.4 million or 100%, on Medical Expense Products, and $7.6 million or 76% on Medicare Supplement Products. Increases from acquired business were $0.5 million for the policies recently acquired through the FLICA purchase, and $2.0 million for policies acquired in the NFIC and AICT acquisition. The increase in benefits and claims from acquired policies of NFIC and AICT stems from a decrease of approximately $3.6 million in claims reserves in the third quarter of 1995, due to mitigation efforts on Disability Income Products currently in benefit status. Excluding the aforementioned claim reserve adjustment of 1995, benefits and claims expense for the acquired NFIC and AICT products decreased $1.6 million for the first nine months of 1996, in relation to the comparable 1995 period. Offsetting these increases, in part, were decreases of $0.4 million on Company-issued policies for Cancer and Specified Disease Products, primarily due to lower claim reserves as a result of favorable claim experience, and $1.5 million or 24%, from Medicare Supplement Products acquired from American Integrity Insurance Company.

COMMISSIONS. Commissions decreased $0.3 million or 11%, in the third quarter of 1996 from $2.8 million to $2.5 million. Before elimination of inter-company revenue and expense in consolidation, commissions decreased $0.7 million or 28%, in NFL and $0.2 million or 24%, in NFIC and AICT. Offsetting these decreases were increases in commissions of $0.7 million or 54%, in LMG and $1.1 million in HCO, which began operations in the fourth quarter of 1995. An increase of $0.8 million in commissions paid to LMG from NFL was eliminated in consolidation along with an increase of $0.4 million in commissions paid to SBL by NFL.

For the first nine months of 1996, commissions decreased $2.3 million or 27%. Before elimination of inter-company revenue and expense in consolidation, commissions decreased $1.7 million or 24%, in NFL and $0.8 million or 33%, in NFIC and AICT. Offsetting these decreases were increases in commissions of $2.6 million or 79%, in LMG and $2.3 million in HCO, which began operations in the fourth quarter of 1995. An increase of $3.5 million in commissions paid to LMG from NFL and $1.6 million in commissions paid to SBL from NFL were eliminated in consolidation.

AMORTIZATION OF DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Amortization of DPAC increased from $2.8 million to $6.2 million in the third quarter of 1996, an increase of $3.4 million or 121%. The increase is a reflection of the large volume of new business sales over the last twelve months. Amortization related to Company-issued NFL products, including products originally reinsured with FLICA, increased $2.3 million or 124%. In addition, amortization related to Company-issued NFIC and AICT products, increased $1.1 million and amortization related to policies acquired in the recent purchase of FLICA, totaled $0.2 million.

Amortization of DPAC increased $7.9 million or 91%, from $8.7 million to $16.6 million for the first nine months of 1996. This increase is the result of the increase in new business premiums during the last twelve months. Amortization of DPAC from Company-issued products of NFL, including policies originally reinsured with FLICA, increased $5.4 million or 96%, from $5.6 million to $11.0 million. Amortization of DPAC from Company-issued products of NFIC and AICT increased $2.1 million, from $0.2 million to $2.3 million. Amortization of DPAC on policies acquired from the recent acquisition of FLICA accounted for $0.3 million.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.1 million or 2%, from $6.1 million to $6.2 million in the third quarter of 1996.

General and administrative expenses increased in the first nine months of 1996 from $15.7 million to $19.9 million, an increase of $4.2 million or 27% due to expansion of marketing operations and policyholder count. Included in general and administrative expenses for the nine months ended September 30, 1996 is approximately $0.6 million of expenses related to the acquisition of the remaining interest in ASSP and SBL.

TAXES, LICENSES AND FEES. Taxes, licenses and fees increased $0.4 million or 40%, from $1.0 million to $1.4 million in the third quarter of 1996. The increase is primarily due to growth in premium revenues along with state levied fees for examinations and guaranty fund assessments.

For the first nine months of 1996, taxes, licenses and fees increased $1.4 million or 45%, from $3.1 million to $4.5 million, again primarily as a result of increases in premiums coupled with state levied fees for examinations and guaranty fund assessments.

INTEREST EXPENSE. Interest expense increased in the third quarter of 1996 from $0.6 million to $1.3 million, an increase of $0.7 million or 117%, due to interest of $0.5 million associated with a revolving line of credit which was not present in the comparable 1995 period, and $0.2 million of interest associated with a reinsurance treaty that was effective July 1, 1996, see NOTE 5 to the Consolidated Financial Statements.

Interest expense increased during the first nine months of 1996 from $1.9 million to $3.2 million, an increase of $1.3 million or 68%. This increase is primarily due to $1.1 million of interest associated with a revolving line of credit which was not present in the comparable 1995 period, and $0.2 million of interest associated with a reinsurance treaty which was also not present in the comparable 1995 period, see NOTE 5 to the Consolidated Financial Statements.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $0.3 million or 33%, from $0.9 million to $1.2 million in the third quarter of 1996 as a result of pre-tax income increasing $0.8 million.

The provision for income taxes increased $1.2 million or 63%, from $1.9 million to $3.1 million for the first nine months of 1996. This increase is primarily due to pre-tax income increasing $3.1 million.

FINANCIAL CONDITION - LIQUIDITY AND CAPITAL RESOURCES

WESTBRIDGE. Westbridge is a holding company which conducts its principal operations through its insurance subsidiaries. Westbridge's primary assets consist of the outstanding capital stock of NFL, NFIC, and FHC of which it is the sole stockholder. AICT is a wholly-owned subsidiary of NFIC, and FHC owns 100% of FLICA. Westbridge's primary sources of funds are advances due and dividends from marketing subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement between Westbridge and its subsidiaries. Westbridge's obligations consist primarily of interest payments on the Senior Subordinated Notes, dividends on the Series A Preferred Stock, working capital requirements for its marketing subsidiaries, and taxes. The Senior Subordinated Notes mature in March 2002 and the Series A Preferred Stock is subject to mandatory redemption in April 2004.

Dividend payments from Westbridge's principal insurance subsidiaries, NFL, NFIC, AICT and FLICA are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business." Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. FLICA is domiciled in Mississippi. Under Mississippi Insurance Regulations, an insurer domiciled in Mississippi may pay dividends limited to the lesser of 10% of statutory capital and surplus or 100% of statutory net income for the preceding year, unless they obtain prior written approval of the Commissioner.

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

Westbridge believes that its near-term cash requirements, including interest on the Senior Subordinated Notes and dividend payments on the Series A Preferred Stock will be met through operating cash flows, repayments of advances due, dividends from marketing subsidiaries, and payments relating to the surplus certificate.

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

The insurance subsidiaries and other subsidiaries of Westbridge advance a percentage of first-year commissions payable to agents for policies sold by such agents. In order to finance these advances, Westbridge's wholly-owned subsidiary WFC entered into a Credit Agreement dated as of December 28, 1995, with Fleet National Bank (the "Credit Agreement") which provides WFC with a two-year $20.0 million revolving loan facility, the proceeds of which are used by WFC to purchase receivables evidencing agent advances. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In addition, through an agreement with Fleet National Bank dated December 28, 1995, Westbridge has guaranteed WFC's obligations under the Credit Agreement and has pledged all of the issued and outstanding shares of the capital stock of NFL, NFIC and WFC as collateral for its guaranty. As of September 30, 1996 $15.2 million was outstanding under the Credit Agreement. The termination date of the current agent receivable financing program is December 28, 1997.

Effective July 1, 1996, NFL and FLICA entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement which provided $8.4 million in cash, from ceding commissions, and increased statutory surplus levels for the respective companies. NFL and FLICA are obligated to repay the ceding commission, along with related interest, from statutory profits on the business reinsured.

CONSOLIDATED. A significant portion of the Company's premiums for the nine-months ended September 30, 1996 related to policies obtained through closed blocks of insurance business including the NFIC and AICT acquisition. Renewal premiums from these closed blocks of business will decline over time due to policy run-off resulting from lapses and cancellations. In order to offset such run-off, the Company must issue new policies through its existing general agency networks or through new agency networks, or acquire additional policies.

Net cash used for operations was $8.2 million in the first nine months of 1996 and $15 million for the comparable 1995 period. The decrease in the amount of net cash used for operations is the result of larger increases to cash inflows, principally from premiums, relative to the increases in cash outflows, principally from deferred policy acquisition costs associated with higher levels of new business production in 1996, when compared to 1995. Additionally, initial sales began moderating in the second quarter of 1996 thus allowing earned commission to materially exceed new advances to agents and thereby reducing what had been a negative cash flow in 1995.

Net cash provided by investing activities for the nine months ended September 30, 1996, totaled $4.9 million, compared to net cash provided by investing activities of $8.1 million in the comparable 1995 period. Proceeds from investment activity for the first nine months of both 1996 and 1995 were utilized to fund operating cash outflows.

Net cash provided by financing activities was $8.8 million for the nine months ended September 30, 1996, compared to $4.2 million for the prior year period. The Company, through WFC, made net draws, including repayments of previous amounts borrowed, of $0.4 on a $20.0 million revolving loan facility during the first nine months of 1996. The loan facility is secured by receivables from insurance agents and the outstanding balance totaled $15.2 million at September 30, 1996. The Company and WFC are subject to certain provisions and covenants under the loan facility, including obtaining bank approval prior to paying any dividend from WFC to Westbridge. This loan facility was not available to the Company at September 30, 1995. Additional financing has been provided, through NFL and FLICA, by a 90% Coinsurance Funds Withheld Reinsurance Agreement, effective July 1, 1996. The reinsurance agreement grants an initial ceding commission of $10.5 million, of which $8.4 million was received September 30, 1996. Quarterly repayment of the ceding commission, which totaled approximately $1.0 million in the third quarter, along with interest at 12.5% per annum, will be made from 90% of the statutory profits on the business reinsured. The Company has given no representations or warranties to the reinsurer concerning the future performance of the business reinsured. Subsequent to the repayment of the ceding commission, profits will be shared on a 50/50 quota share basis. The Company must maintain a trust comprised of investment assets with a market value equal to 90% of the active life reserves on the business reinsured, which approximated $14.6 million at September 30, 1996. The adequacy of the amount of assets in trust will be reviewed quarterly and adjusted as needed. The reinsurance agreement is subject to recapture at any time at the option of the Company. For the comparable 1995 period, $29.1 million was provided by the issuance of 1,500,000 shares of Common Stock and $20.0 million principal amount of Senior Subordinated Notes, due 2002. Also in the first nine months of 1995, $25.0 million was disbursed to retire at par value, prior to maturity, the 11.7% Senior Subordinated Debentures, due 1996. The cash inflows from financing activities were utilized to fund operations for the nine months ended September 30, 1996 and 1995.

The Company believes that its near-term cash requirements will be met through a combination of operating, investing, and financing cash flows. The Company anticipates that its longer-term cash requirements for the operation of the business will also be met through a combination of operating, investing, and financing cash flows. The Company has established an agent balance financing facility which will be used to finance additional marketing growth, and has consummated a reinsurance treaty that provides capital for operating needs along with increased statutory surplus levels for NFL and FLICA. Additional capital may be necessary to continue future growth. There can be no assurance that opportunities for additional capital or for future growth will arise. In addition, the ability of the Company to issue new policies will be limited by risk based capital guidelines as enforced by various insurance regulators.

The Company had less than 3.2% of its fixed maturity investments held in high-yield, unrated or less than investment grade corporate debt securities in its investment portfolio as of September 30, 1996, and it is the Company's policy not to invest more than 5% of its holdings in such assets. Changes in interest rates may affect the market value of the Company's investment portfolio.

PART II  - OTHER INFORMATION

         ITEM 1  LEGAL PROCEEDINGS

                 (See PART I - NOTE 2 to the Consolidated Financial Statements).

         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  EXHIBITS

                    10.34-Reinsurance Agreement between National Foundation Life
                         Insurance Company & Freedom Life Insurance Company of America and Reassurance Company of Hannover, effective

                         July 1, 1996.

                    10.35-Pledge  Agreement  dated as of July 25,  1996  between
                         Westbridge Capital Corp. and Fleet National Bank.

                    10.36-Pledge  Agreement  dated as of July 25,  1996  between
                         Westbridge Capital Corp. and Fleet National Bank.

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

                                                        WESTBRIDGE CAPITAL CORP.

                                                         /S/ PATRICK J. MITCHELL

                                                             Patrick J. Mitchell

                                       Executive Vice President, Chief Financial
                                                           Officer and Treasurer

                                      (On Behalf of the Registrant as authorized
                                     Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
November 14, 1996

                                                                   EXHIBIT 10.34

                              REINSURANCE AGREEMENT

                                     BETWEEN

                   NATIONAL FOUNDATION LIFE INSURANCE COMPANY

                                        &
                    FREEDOM LIFE INSURANCE COMPANY OF AMERICA

                                 777 Main Street
                             FORT WORTH, TEXAS 76109

           (Referred to collectively in this Agreement as the Company)

                                       AND

                         REASSURANCE COMPANY OF HANNOVER
                       800 N. Magnolia Avenue, Suite 1000

                             ORLANDO, FLORIDA 32803
                (Referred to in this Agreement as the Reinsurer)

                                                      COINSURANCE FUNDS WITHHELD

REVISED 10/14/96                                 FORMER REFERENCE NO: HA-9606-5M
                                                   NEW REFERENCE NO:  HA-9650-1F

                                TABLE OF CONTENTS

                             Coinsurance Funds Withheld

        Article I            Reinsurance Definition

        Article II           Liability

        Article III          Plan and Amount of Reinsurance

        Article IV           Accounting and Payments

        Article V            Claims

        Article VI           General Provisions

        Article VII          Recapture

        Article VIII         Arbitration

        Article IX           Reinsurer's Right of Notice of Unusual Practices

        Article X            Treasury Regulation Section 1.848-2(g)(8)
                              Joint Election

        Article XI           Duration of Agreement

        Article XII          Insolvency

        Article XIII         Representations and Warranties

        Article XIV          Letters of Credit

        Article XV           Execution

        Schedule A           Business Reinsured

        Schedule B           Reinsurance Forms

        Schedule C           Experience Refund Calculation

        Schedule D           Expense Allowances

                                       (i)

                            TABLE OF CONTENTS CONT'D

        Exhibit I            Security Agreement and Asset Trust Agreement

        Exhibit II           Investment Guidelines/Eligible Investments

        Appendix I           Projection Model

                                      (ii)

                  TREATY SYNOPSIS OF COINSURANCE FUNDS WITHHELD

                              REINSURANCE AGREEMENT

                                     BETWEEN

                   NATIONAL FOUNDATION LIFE INSURANCE COMPANY

                                        &
                    FREEDOM LIFE INSURANCE COMPANY OF AMERICA

                                       AND

                         REASSURANCE COMPANY OF HANNOVER

        The Treaty document which follows details a Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") between National Foundation Life Insurance Company (NFL) & Freedom Life Insurance Company of America (FLICA), NFL's wholly owned subsidiary, and the Reassurance Company of Hannover (RCH) to be effective July 1, 1996. The Treaty provides NFL with a $10.5 million Initial Ceding Allowance on the Company's inforce Cancer, Intensive Care and Heart business as of the Effective Date. The reinsurance is on a 90/10 quota-share basis on the Company's retained business with RCH accepting all of the inherent morbidity risks on its 90%. Provisions of the treaty are in conformity with the Life and Health Reinsurance Agreement Model Regulation and provide for the repayment of the Initial Ceding Allowance out of the statutory profits on the Business Reinsured. Other important aspects of the Agreement are as follows:

* The form of the treaty is Quota Share Coinsurance Funds Withheld which implies under this Agreement that the Reinsurer has assumed all of the risks inherent on its proportionate share of the business to include (on a contingent basis) the adequacy of the active life reserves which are held in trust by the Company.

* Accumulated profits in excess of the Initial Ceding Allowance will be shared on a 50/50 quota-share basis between the Companies and RCH once the Initial Ceding Allowance is repaid plus interest at the rate of 12 1/2% per annum on the outstanding balance.

*       The Agreement is drafted to conform to reserve credit regulations:

        (a) The renewal Expense Allowances are adequate to cover the Companies actual expenses, with respect to the Business Reinsured,

        (b) the Companies cannot be deprived of surplus or assets except as contemplated in the regulations,

        (c) there is no requirement for the Companies to reimburse RCH for negative experience under the Agreement, unless they exercise their right to recapture.

                                      (iii)

       (d) there is no provision for recapture, other than as specifically outlined in Article VII,

       (e) all forms of risk related to the Business Reinsured are permanently transferred subject to the recapture provisions of

               Article VII,

       (f)     quarterly settlements are required, and ...

       (g) there are no representations or warranties given concerning the future performance of the Business Reinsured.

* RCH is an approved reinsurer in Delaware and Mississippi. However, a Letter of Credit (LOC) in the amount deemed necessary by the parties to this Agreement will be provided to allow the Company(ies) to take credit for statutory reserves in states where RCH is neither licensed nor approved.

                                      (iv)

                      COINSURANCE FUNDS WITHHELD AGREEMENT

        This Coinsurance Funds Withheld Agreement (the "Agreement") is entered into as of the date below written by and between the National Foundation Life Insurance Company, a Delaware insurer, and Freedom Life Insurance Company of America, a Mississippi insurer (collectively referred to herein as the "Company"), and Reassurance Company of Hannover, a Florida reinsurer (the "Reinsurer").

        The Company and the Reinsurer mutually agree to reinsure in accordance with the terms and conditions set forth hereinafter. This Agreement is solely between the Company and the Reinsurer, and performance of the obligations of each party under this Agreement shall be rendered solely to the other party. In no instance shall anyone other than the Company, or the Reinsurer (and/or their duly appointed and mutually recognized successors or assigns) have any rights under this Agreement.

        This Agreement with its attached Schedules and Exhibits shall constitute the Entire Agreement between the parties with respect to the Business Reinsured hereunder, and there are no understandings between the parties other than as expressed in the Agreement. Any change or modification to the Agreement shall be null and void unless made by an amendment which is signed by both parties.

                                    ARTICLE I

                             REINSURANCE DEFINITION

        1.1 BUSINESS REINSURED. The Company agrees to cede to the Reinsurer on a quota-share basis, and the Reinsurer agrees to assume from the Company, on a Coinsurance Funds Withheld basis, 90% of the retained obligations of the Company as specified in Schedule A, except as provided for under Section 1.2 hereof. Under all circumstances the Reinsurer's liability hereunder shall not include any amounts awarded in judgement against the Company, or any other person, firm, corporation or entity by a court of competent jurisdiction in excess of the policy benefit losses, whether in the form of punitive damages, attorneys fees, costs of litigation, or other extracontractual liabilities.

        The Reinsurer's liability under this Agreement shall be limited to indemnification of the Company.

        1.2 OTHER REINSURANCE COVERAGE. If there is applicable reinsurance on an excess or other basis coincident with the Business Reinsured under this Agreement, the Reinsurer's liability for such amounts shall be reduced to the extent of the other benefits provided under those agreements. Termination and/or recapture of any treaty(ies) directly impacting this Agreement will be subject to mutual agreement prior to termination and/or recapture of those treaty(ies). Other reinsurance inforce not impacting this Agreement is specifically excluded from consideration.

                                                              ..END OF ARTICLE I

                                   ARTICLE II

                                    LIABILITY

        The liability of the Reinsurer on any reinsurance under this Agreement begins on July 1, 1996, the Effective Date. The liability of the Reinsurer will continue in accordance with the terms and conditions of this Agreement, and will end at the same time as that of the Company, or recapture, whichever is earlier.

                                                            ...END OF ARTICLE II

                                   ARTICLE III

                         PLAN AND AMOUNT OF REINSURANCE

        3.1 The Health Business Reinsured hereunder and outlined in Schedule A shall be on a Coinsurance Funds Withheld basis in a manner consistent with the risks inherent in the policy forms ceded by the Company. Under the terms of the Agreement the Reinsurer assumes all of the inherent risks of the Business Reinsured. The assets backing the active life reserves are to be retained in Trust by the Company, in accordance with the provisions of Exhibit I, subject to the terms and conditions outlined in Article VI, paragraph 6.4, and the provisions of Schedule C, as they impact the distribution of earnings thereon. The Reinsurer's amount at risk shall be limited to the risks on those policies retained by the Company as of the Effective Date and now ceded under this Agreement.

        3.2 Reductions and terminations of the Company's policies, riders or benefits shall reduce or terminate the amount reinsured under this Agreement in a corresponding amount as of the same date, taking into account any changes in Other Reinsurance Coverage as called for by pertinent treaty language.

        3.3 Reinstatement by the Company under its regular rules of policies, riders or benefits which were reduced, terminated or lapsed, shall automatically reinstate the reinsurance thereon for the amount that would have been in force if the insurance had not been so reduced, terminated or lapsed.

                                                           ...END OF ARTICLE III

                                   ARTICLE IV

                             ACCOUNTING AND PAYMENTS

        4.1 INITIAL REINSURANCE TRANSACTION. As a condition precedent to the Company's and the Reinsurer's liability hereunder, the Company shall on, or shortly after the execution date, transfer to the Reinsurer a net amount of assets equal to 90% of the statutory unearned premium reserves and the Reinsurer shall pay the Company an amount equal to the Initial Ceding Allowance contained in Schedule D and as adjusted under paragraph 4.7. Such amounts shall be reflective of the Effective Date of July 1, 1996.

        4.2 SUBSEQUENT REINSURANCE PREMIUMS. Amounts due subsequent to the initial reinsurance transaction shall be paid to the Reinsurer when determined in accordance with paragraph 4.3 below. If the amount of net reinsurance premiums set forth on any statement is a negative amount, the Reinsurer shall pay to the Company an amount equal to such negative amount within fifteen (15) days after the Reinsurer's receipt from the Company of such a Statement.

        4.3 PAYMENT OF REINSURANCE. The accounting shall be on a calendar quarter basis for all items. The initial accounting period shall run from the Effective Date to the end of the first quarter in which the Effective Date falls. The final accounting period shall run from the end of the preceding calendar quarter end until the termination of this Agreement. Accounting reports shall be submitted to the Reinsurer by the Company not later than 30 days after the end of each accounting period. Such reports shall include information on the amount of reinsurance premiums, commissions, expenses, claims, and any other items required for NAIC statutory accounting on the policies reinsured for the preceding accounting period. The monthly "premium and loss" report shall reflect all transactions for the accounting period as stated above with the exception of statutory reserves which shall be reported on a quarterly basis. Annual accounting reports necessary to the filing of the Reinsurer's Annual Statement blank and its Federal Income Tax return shall be submitted to the Reinsurer by the Company at the request of the Reinsurer within 30 days after the end of a calendar year. In addition, the Company shall provide, on a timely basis, an Actuarial Certification satisfactory to the Reinsurer of the liability included herein. This information will be supplied coincident with the annual accounting information. The Company will also support any cash flow testing and/or other regulatory requirements inherent in the assumption of these liabilities by the Reinsurer.

        4.4 ASSOCIATED RIDERS. If any riders are reinsured under this Agreement, premiums and their related commissions will be paid in accordance with the Company's contractual obligations at the inception of this Agreement.

                                                         ARTICLE IV CONTINUES...

        4.5 PAYMENTS. The payments due under this Agreement from the Company to the Reinsurer, shall be a condition precedent to the liability of the Reinsurer. The Reinsurer shall have the right to terminate the reinsurance on risks for which payments are in default by giving ninety (90) days written notice of termination to the Company. At the close of the last day of the ninety-day notice period, all of the Reinsurer's liability for risks subject to the termination notice, plus for the risk on which premiums went into default during the ninety-day notice period, shall terminate and the Agreement shall be subject to the terminal accounting provisions of Article VII.

        Notwithstanding termination of reinsurance as provided for by this provision, the Company shall continue to be liable to the Reinsurer for all unpaid premiums earned by the Reinsurer under this Agreement (see Section 7.3).

        The Company may reinstate such terminated reinsurance by paying in full, prior to expiration of the ninety (90) day termination notice, all unpaid premiums (with interest from the due date consistent with the provisions of 4.17) for the reinsurance which was in force prior to its termination. The effective date of reinstatement shall be the day the Reinsurer receives all required premiums. However, there shall be no reinstatement on any risk on which the Company incurred a claim for insurance after the reinsurance terminated.

        4.6    PROCEDURE FOR PAYMENT.

          a)   FIRST  YEAR AND  RENEWAL  BUSINESS.  On or before  the  thirtieth
               (30th)  day after  --------------------------------  the close of each quarter, the Company will submit to the Reinsurer a statement of account, substantially in accordance with Schedule B showing the premium(s) due on reinsurance effected in the preceding month(s) and any other pertinent data mutually agreed upon by the parties hereto. If a statement shows that a net reinsurance balance is due the Reinsurer, the Company will include with the statement a payment for the amount(s) due. Likewise, should the statement show a net reinsurance balance due the Company, the Reinsurer shall remit the amount due within fifteen (15) days after receipt of the statement.

          b) ADJUSTMENTS. If any change is made to the Company's policy and/or rates that affects the reinsurance, the Company will provide written notice, on a form mutually agreed upon, to the Reinsurer. If an adjustment to the premium is to be made, and a refund is due the Company, it will be included as an adjustment to the regular quarterly statement prepared for the Reinsurer. Policy fees, if any, are not pro-rated or refunded on termination.

                                                         ARTICLE IV CONTINUES...

        4.7 Placing Reinsurance in Effect. To effect reinsurance with respect to policies in force on the Effective Date of this Agreement, the Company shall settle with the Reinsurer on the date of execution of this Agreement the initial reinsurance premium described in Section 4.8 hereunder. In addition, the Company shall place in trust assets whose market value equals the statutory active life reserves as of June 30, 1996 (the "Funds Withheld") held by the Company as of the settlement date. The Company agrees to maintain a Trust Account in an amount at least equal to the Funds Withheld which will be "trued-up" on a quarterly basis coincident with the quarterly reporting. The account shall be governed by a Trust Account in a form, and with a financial institution, acceptable to the Reinsurer, and the Company attests that such assets in the Trust Account shall be free and clear of any liens, security interests or adverse claims prior to their deposit to the Trust Account.

Such Trust Agreement shall be maintained and funded by the Company according to its terms during the life of this Treaty. If this condition is not met by the Company on the dates specified, this Agreement shall be void as of its Effective Date.

The Company shall be in default of the Trust Agreement if:

        (a) it fails to make any required deposit as required by the Reinsurance Agreement or the Trust Agreement concerning the Authorized Investments in the Trust Account, or the Company unilaterally seeks to terminate the Trust Agreement without the prior written consent of the Reinsurer;

        (b) it fails to perform any of its financial obligations under the Agreement, or to comply with the provisions of the Investment Guidelines of the Reinsurance Agreement as contained in Exhibit II, or...

        (c) it fails to pay the Reinsurer any amount due and owing under the Reinsurance Agreement.

        The following remedies shall be available hereunder in the event that the Reinsurer notifies the Trustee of the Trust Agreement and the Company in writing that an event of default, as outlined above, has occurred and the Company has not cured such default to the Reinsurer's satisfaction within twenty
(20) days of receiving notice of such default from the Reinsurer.

The remedies are as follows:

        (a) The Reinsurer, at its sole discretion, may convert the form of reinsurance from coinsurance funds withheld to 100% coinsurance. If the Company fails to transfer assets with a market value equal to the active life reserves to the Reinsurer on or before the effective date of the conversion to coinsurance on the portion of the policies reinsured under the Reinsurance Agreement, the Reinsurer may require the

                                                         ARTICLE IV CONTINUES...

               Trustee to apply to the Fund towards the satisfaction of such reserve obligation of the Company to the Reinsurer.

        (b) The Reinsurer may in writing (i) require the Trustee to sell any or all of the assets in the Fund and pay all proceeds of such a sale to the Reinsurer, up to an amount having a market value equal to the active life reserves as of the date of transfer or,
               (ii) require the Trustee to transfer any or all of the assets in the Fund to the Reinsurer up to an amount having a market value equal to the active life reserves, or (iii) a combination of (i) and (ii).

        (c) The Reinsurer shall ensure that the Trustee will not sell more assets in the fund than is necessary to pay the amount required hereunder, plus any amount necessary to pay estimated costs, charges, and fees of sale, or other similar amounts payable hereunder.

        (d) The Trustee shall be authorized in writing by the Reinsurer to execute such documents and give such notices as may reasonably be necessary to conduct the sale and/or transfer of any assets necessary to comply with the Reinsurer's directions.

        (e) Neither the Trustee nor the Company may bid, or become a purchaser at any asset sale, without the Reinsurer's prior approval.

        (f) After deducting from the proceeds of the sale of assets the costs and expenses incurred in the conduct thereof, including the fees and charges of the Trustee and reasonable attorney's fees, the Reinsurer shall ensure that the Trustee shall pay to the Reinsurer, from the net sales proceeds, only amounts up to the amount owed by the Company to the Reinsurer equal to the active life reserves. The Reinsurer shall have the right to offset any deficiency between the amount owed and the amount paid to it by the Trustee against its obligations to the Company under this Reinsurance Agreement, or pursue any other remedy necessary to collect such deficiency.

        (g) The Reinsurer shall ensure that the Trustee, under the Reinsurer's direction, shall furnish the Company and the Reinsurer with an accounting of the disposition of all proceeds of asset sales, including the identity and amount of all expenses and fees, the identity of each recipient of the sale proceeds and the respective amounts paid; and the amount of proceeds payable to the Reinsurer after deduction of allowable expenses.

        Should the Company become subject to the terms of Article VI, paragraph 6.4, the nature of the Trust Agreement and the Experience Refund Calculation contained in Schedule C will change

                                                         ARTICLE IV CONTINUES...

as of that event as will amounts due as periodic settlement. This change in Treaty form from Coinsurance Funds Withheld to Coinsurance will require an amendment to the Treaty and the Trust Agreement to reflect the change in status of the Asset Account and each party's obligations under the reconfigured Agreement. The Reinsurer will thereafter credit interest earned on the trust assets to the reinsurance accounting of the Agreement in an amount equal to the actual net investment earnings on the assets in the Trust Account, including capital gains and losses, adjusted for any changes in the Company's Interest Maintenance Reserve (IMR). In addition, the change in the statutory active life reserves will also be a part of the Experience Refund Calculation. Unless, and until, the change in status occurs, the Company will retain the investment earnings on the Funds Withheld Account and be responsible for the adequacy of the active life reserves. Also, once the LCF as determined by Schedule C has become zero, the interest on the assets and the change in reserves will revert to the sole benefit of the Company and not be a part of the ongoing Experience Refund accounting effective at the beginning of the quarter following the reporting period in which the LCF becomes zero.

        The Company shall not change the method or assumptions used to calculate the statutory active life reserves without the written consent of the Reinsurer, unless an increase to such reserves shall be required by law or regulation.

        The initial premium described in Paragraph 4.8 below, shall be paid on a net basis as an offset to the Initial Ceding Allowance granted in Schedule D. The net settlement due as of the settlement date shall reflect interest accrued from the Effective Date at a rate of 7% per annum. The amount due under this Agreement from the Effective Date to the initial settlement date (if after the Effective Date) shall include all amounts due under the accounting for Schedule C, and shall be recognized by the Company as an amount owing under the Agreement.

        4.8 PAYMENTS BY THE COMPANY: The initial reinsurance premium payable pursuant to Section 4.7 above (if payable on or before the Effective Date) shall be an amount equal to the Statutory Unearned Premium Reserves as of the Effective Date.

        4.9 BENEFITS. The Reinsurer shall pay the Company its proportionate share of the gross amounts of all benefits paid by the Company, but net of benefits attributable to the portions of the policies reinsured hereunder which are receivable under other reinsurance agreements with respect to the portions of the policies reinsured hereunder.

        4.10 POLICY EXPENSE AND COMMISSION ALLOWANCES. The Reinsurer shall pay the Company the Initial Ceding Allowance as defined in Schedule D. The Reinsurer shall also pay its share of the Overhead Expense Allowances, Premium Taxes, Trust Expenses and Commission Allowances as defined in Schedule D.

                                                         ARTICLE IV CONTINUES...

        4.11 EXPERIENCE REFUND. The Reinsurer shall be obligated to the Company under the experience refund formula as determined in accordance with Schedule C.

        4.12 EXPENSES. The Reinsurer shall bear no part of the expenses incurred in connection with the policies reinsured hereunder, except as otherwise provided in Paragraph 4.10.

        4.13  ACCOUNTING FOR AMOUNTS DUE REINSURER OR COMPANY

               1) Except as otherwise specifically provided herein, all amounts due to be paid to either the Reinsurer or the Company shall be determined on a net basis as of the last day of each accounting period and shall be due and payable as of such date. If such amounts cannot be determined as of such date on an exact basis, such payments may be paid on an estimated basis within thirty (30) days of the end of the accounting period, if owed by the Company, and within fifteen (15) days after receiving the accounting reflecting the Negative Balance, if owed by the Reinsurer. Any final adjustments are to be made within 3 months after the end of such accounting period with provision for loss of interest to the party affected.

               2) Any payment which either the Company or the Reinsurer shall be obligated to pay to the other may be paid net of any amount which is then due and unpaid under this Agreement. The Company and the Reinsurer shall each reconcile the reinsurance transactions hereunder as prescribed in Schedule B at the end of each calendar quarter.

        4.14 ELECTRONIC DATA TRANSMISSION. If the Company chooses to report its reinsurance transactions via electronic media, the Company shall consult with the Reinsurer to determine the appropriate reporting format. Should the Company subsequently desire to make changes in the data format or the code structure, the Company shall communicate such changes to the Reinsurer prior to the use of such changes in reports to the Reinsurer.

        4.15 OTHER ADJUSTMENTS. Other payment adjustments made in the normal course of business will be shared between the Company and the Reinsurer in proportion to the amount of liability of each at the time of issue. Exceptions to normal operating procedures will be discussed with the Reinsurer prior to any action being taken.

        4.16 CURRENCY. The reinsurance premiums and the reinsurance benefits under this Agreement shall be payable in the lawful money of the United States.

                                                         ARTICLE IV CONTINUES...

4.17 INTEREST ON LATE PAYMENTS. Subject to the reporting requirements of this Agreement, should any payment not be made within the specified period, the party to whom the payment is owed can elect to charge interest on such payment at the rate of .75% per month.

                                                            ...END OF ARTICLE IV

                                    ARTICLE V

                                     CLAIMS

SETTLEMENT OF CLAIMS

        5.1 Except as otherwise specifically set forth herein, the Reinsurer's liability to the Company for the reinsurance benefits shall follow the Company's liability for such amounts of benefits under the terms of its policies. The Reinsurer shall only be liable for claims incurred after the Effective Date. The claims incurral date used in establishing claim reserve liabilities shall be determined in a manner consistent with that used by the Company immediately prior to the Effective Date. Any change in such methodology shall be subject to mutual agreement.

        5.2 The Company shall investigate and settle or defend all claims or losses. If a contest or compromise results in a reduced claim settlement, then the Company and the Reinsurer shall participate in proportion to their respective net liabilities before the reduction.

        The Reinsurer will accept the good faith decision of the Company in settling the claim and shall pay the reinsurance benefit amounts in effect when the company settles with the claimant, including a proportionate share of any interest paid to the claimant subject only to the limitations set forth below.

        If the Company, in good faith, pays benefits for alternative services or goods in order to reduce long term claim exposure, then the Reinsurer will participate proportionately in such benefits provided the Reinsurer has been advised or consulted with in accordance with 5.3 and 5.4 below.

        5.3 The Reinsurer will reimburse the Company for its proportionate share of reasonable legal expenses incurred in the defense of a claim only if the Reinsurer has been informed in writing in advance of the Company's intent to incur such expenses and the Reinsurer has agreed in writing to participate in such expenses. If the Company proposes to defend a claim with respect to which the Reinsurer does not agree to participate in the defense the Reinsurer shall pay its proportionate share of the loss and the loss adjustment expenses incurred prior to the Reinsurer's decision not to so participate. Such amounts paid to the Company shall fully discharge the Reinsurer's obligation hereunder with respect to such claim.

CONTESTED CLAIMS

        5.4 The Company will advise the Reinsurer in writing of any litigation involving reinsurance under this Agreement, and may advise the Reinsurer of its intention to deny a claim or associated claims, or contest policies reinsured under this Agreement.

                                                          ARTICLE V CONTINUES...

        5.5 "Extra-Contractual Obligations" shall mean any award made by a court of competent jurisdiction against the Company which is not within the coverage granted by any insurance or reinsurance contract made between the parties in dispute.

        The Reinsurer shall have no liability with respect to Extra-Contractual Obligations which shall include, but not be limited to, the following:

        (a)    any   assumption   of   liability   of  the  Company  by  way  of
               participation in any mutual scheme designed specifically to cover Extra-Contractual Obligations; or

        (b) the fraud of a director, officer, employee, or duly appointed agent of the writing Company acting individually or collectively, or in collusion with an individual or corporation, or with any other organizations or party involved in the presentation, defense or settlement of any claim.

                                                              ..END OF ARTICLE V

                                   ARTICLE VI

                               GENERAL PROVISIONS

        6.1 COMPANY FORMS AND RATES. The Company shall make available to the Reinsurer on an as-needed basis, a copy of its applications, policy and rider forms, premium and reserve tables (if any), and any and all other forms or tables needed for proper handling of reinsurance under this Agreement. It will advise the Reinsurer of any changes or new forms it may adopt.

        6.2 ADMINISTRATION BY THE COMPANY OF THE BUSINESS REINSURED. In return for the payment of the Overhead Expense Allowances as set forth in Schedule D, the Company agrees to perform all usual and customary servicing functions to include, but not limited to, the following:

        1) All usual and customary policy related customer services for the insureds, owners, beneficiaries, agents and/or other interested persons; including but not limited to, address changes, beneficiary changes, ownership changes, providing policy related information, reinstatements and providing duplicate policies. All such services provided shall meet or exceed standards of service deemed usual and customary in the insurance industry.

        2) File maintenance and administration, including systems maintenance and administration.

        3) Billing and collection of premiums. All premiums collected on behalf of the Business Reinsured shall be held by the Company in a fiduciary capacity.

        4) Maintenance of the Business Reinsured's financial data in such form, and communicated at such intervals to the Reinsurer, as outlined above (see Article I), so as to allow the Reinsurer to meet any and all reporting requirements it may have.

        5) Payments of agents' commissions related to the Business Reinsured. The Company shall be financially responsible for all such commissions due on premiums collected after the Effective Date.

        6) The timely filing of rate increases to maintain the viability of the Business Reinsured. Both the Company and the Reinsurer mutually recognize that rate monitoring and filing for increases, where needed, are essential to maintaining the profitability of the Business Reinsured. The Company's customary practice has been to monitor the need for rate increases on a monthly basis.

                                                         ARTICLE VI CONTINUES...

               The Reinsurer shall have the right to request that the Company file for rate increases should loss ratios justify such action. If the Company fails to file within 60 days of the Reinsurer's request, or fails to diligently pursue the granting of such increases with regulatory authorities, the Expense Allowances provided for under Schedule D shall be reduced according to the provisions of that treaty schedule. Such allowance reduction will be effective the first calendar quarter after the later of (a) the end of such 60 day period, or (b) 30 days after the Reinsurer notifies the Company that, in its opinion, such increases are not being diligently pursued. If the Company disagrees with the Reinsurer, and the parties are unable to amicably resolve their dispute on the handling of the actions to be taken, the Company shall be entitled to arbitrate the disagreement under Article VIII of the Treaty.

        In the event the Reinsurer considers that the Company has failed to perform the usual and customary service functions outlined above, or has become financially impaired to the point that regulatory supervision is imminent (subject to the provisions below), the Reinsurer may secure other facilities to perform such functions.

        The Reinsurer shall first provide the Company with written notice of its intent to find an alternative service facility and its reasons for requesting such a change. If the Company fails to remedy the situation within ninety (90) days, then, and only then, shall the Reinsurer have the right to proceed with the change to an alternate service facility.

        Should such a transfer occur, the Company shall surrender the service function to the new carrier, or servicing center, and in turn aid in the effective and efficient conversion of the servicing function to the new facility. Once effected, the Company shall forfeit all right to future compensation for such functions.

     6.3 REINSURANCE CONDITIONS. The reinsurance is subject to the same limitations and conditions as the insurance under the policy or policies assumed by the Company on which reinsurance is based.

     6.4 FORM OF THE AGREEMENT. While this Agreement is in effect, the Companies party to this Agreement (collectively referred to herein as the "Company") shall maintain for annual regulatory reporting purposes a minimum of 100% of Company Action Level (CAL) risk based capital (RBC). Should either Company's RBC fall below this required level, the form of this Agreement will change to coinsurance, and the assets in the Trust Account shall transfer to the books of the Reinsurer. The Trust Account will be amended as of the Effective Date of such change to reflect that the Reinsurer is now the Grantor of the Trust.

                                                         ARTICLE VI CONTINUES...

        The Company agrees to provide the Reinsurer with a quarterly calculation of its RBC. Such quarterly analysis shall be subject to timely review and good faith discussion by the Reinsurer and the Company so as to determine whether a change in the form of the Reinsurance Agreement to a coinsurance basis is warranted. If so, such change will become effective within 30 days of the decision, and the Company will transfer to the account of the Reinsurer, assets, and accrued interest thereon, at market value in an amount equal to the statutory active life reserves held by the Company as of the date of transfer. Coincident with this event, Schedule C of this Agreement will be amended to incorporate the investment earnings and change in active life reserves into the Experience Refund calculation. Likewise, the Trust Agreement will be amended to reflect the revised disposition of the assets in the Trust Account.

        6.5 ERRORS AND OMISSIONS. It is understood and agreed that if non-payment of premiums, within the time specified, or failure to comply with any terms of this contract is shown to be unintentional, and the result of misunderstanding or oversight on the part of either the Company or the Reinsurer, both the Company and the Reinsurer shall be restored to the positions they would have occupied had no such error or oversight occurred upon payment of the overlooked amount.

        6.6 INSPECTION. The Reinsurer may inspect, at the Home Office of the Company and at any reasonable time, the original papers and any other books or documents relating to or affecting the reinsurance under the Reinsurance Agreement.

        6.7 OFFSET PROVISION. Any debts or credits liquidated or unliquidated, in favor of, or against, either the Reinsurer or the Company, with respect to this Agreement only, shall be set-off, and only the balance shall be allowed or paid.

        6.8 SEVERABILITY. In the event that any of the provisions herein contained shall be declared or adjudicated invalid or unenforceable, such declaration or adjudication shall in no manner affect or impair the validity or the enforceability of the other and remaining provisions which shall remain in full force and effect as though such invalid or unenforceable provisions or clauses had not been herein included or made a part of this Agreement. The Company and the Reinsurer agree to resolve the invalid or unenforceable provision within 30 days after such declaration.

                                                            ...END OF ARTICLE VI

                                   ARTICLE VII

                          RECAPTURE AND/OR TERMINATION

        7.1 RECAPTURE. Business Reinsured under this Agreement is eligible for recapture. If the Company elects to exercise its recapture option, such recapture is subject to the terms and conditions as outlined in the Experience Refund provisions of Schedule C.

        7.2 OTHER RECAPTURE FOR FAILURE TO MAKE PAYMENT. Upon the failure by the Reinsurer to pay the Company any Negative Amounts due the Company pursuant to
Section 4.2 hereof, the Company may, at its option and in its sole discretion recapture the particular Reinsured Policies for which the Reinsurer has failed to pay such Negative Amounts; provided, however, that the Company's option may only be exercised by the Company by delivering to the Reinsurer thirty (30) days prior written notice of the Company's intent to exercise the Company's option and the Reinsurer shall be entitled to cure such nonpayment of any Negative Amounts. Regardless of the Company's exercise of the Company's option, the Reinsurer shall remain liable to the Company for all unpaid Negative Amounts due to the Company hereunder.

        7.3  PAYMENTS UPON TERMINATION OF REINSURANCE FOR NONPAYMENT.

               1) In the event that this Agreement or any portion of the policies reinsured hereunder is terminated for nonpayment by either party to this Agreement, pursuant to any provision hereof, a terminal accounting and settlement shall take place with respect to such terminated reinsurance.

               2) The terminal accounting date for any such termination shall be the effective date of a notice of termination given under this Agreement or such other date as shall be mutually agreed to in writing.

               3) The terminal accounting period shall be the period commencing on the first day of the calendar quarter in which any termination is effective and ending on the terminal accounting date for such termination.

               4) The terminal accounting and settlement shall involve a calculation of the terminal unearned premium reserve liability then held by the Reinsurer for the portion of the policies reinsured hereunder, and a calculation of a terminal experience refund, as described in paragraph 7 below. Each of these items shall be computed only with respect to the portion of the policies reinsured hereunder then being terminated.

                                                        ARTICLE VII CONTINUES...

               5) The Reinsurer shall pay as an amount allowed on surrender to the Company an amount equal to the Reinsurer's share of the appropriate reserves outstanding. Unearned Premium Reserves will be determined on a statutory basis, whereas active life and claim reserves will be determined on a basis consistent with historical practices used by the Company (see Article VI regarding change in Form of the Agreement) on the day immediately prior to the terminal accounting date with respect to the portion of the reinsurance hereunder then being terminated.

               6) The Reinsurer's liability for reserves on the reinsurance being terminated hereunder, shall terminate on the terminal accounting date, and the Reinsurer shall be obligated to pay such amount to the Company net of the amounts due the Reinsurer from the experience account.

               7) A terminal experience refund shall be computed for the terminal accounting period on the portion of the reinsurance hereunder then being terminated. Such terminal experience refund shall be computed in a manner consistent with Schedule C. If the terminal experience refund is positive, such positive amount shall be paid by the Reinsurer to the Company. If the terminal experience is negative, the absolute value of such negative amount shall be paid by the Company to the Reinsurer. The Reinsurer may offset any amount due it under this provision against the reserve transfer required under 5)

                      above.

               8) In the event that subsequent to the terminal accounting and settlement as above provided, an adjustment is made with respect to any amount taken into account pursuant to Schedule C, a supplementary accounting shall take place pursuant to Paragraph 4 of this section. Any amount owed to the Reinsurer or the Company by reason of such supplementary accounting shall be paid promptly upon the completion thereof.

                                                           ...END OF ARTICLE VII

                                  ARTICLE VIII

                                   ARBITRATION

        8.1 AGREEMENT. All differences between the Company and the Reinsurer on which an agreement cannot be reached, will be decided by arbitration. The arbitrators will determine the interpretation of the Agreement in accordance with usual business and reinsurance practices, rather than by strict technicalities.

        8.2 METHOD. Three arbitrators will decide any differences. They must be active or retired officers of life insurance companies, or reinsurance companies, employed by other than the two parties to the Agreement, or have been previously so employed in such a capacity in an insurance or reinsurance company. In no event may an employee - past or present - of either party or its affiliates serve as an arbitrator.

        Each party will choose one member of the arbitration panel and, once selected, these two members will choose the third member. If the two arbitration panel members chosen fail to agree on the selection of the third member of the panel, the choice will be left to the American Arbitration Association.

        Each Company will submit its case in writing to the arbitration panel within one month of the date the panel is finally established, and the parties to the Agreement are required to make their arbitrator nominee known to the other party within 30 days of the announced dispute.

        It shall be the function of the arbitration panel to determine settlement of the differences between the parties based on the evidence presented, their experience and knowledge of the subject matter, and on the basis of usual and customary practice rather than to act solely on the basis of evidence as would be admissible in a court of law. The majority decision of the panel will be deemed to be the decision of the panel. The Reinsurer and the Company agree to accept the interpretation of the panel as binding upon both parties to the Agreement.

        The costs of arbitration will be shared equally by the parties to the Agreement, unless the arbitrators decide otherwise.

        The arbitration will be held at the times and places agreed upon by the arbitrators and their decision shall be rendered within 45 days after they are impanelled.

                                                         ... END OF ARTICLE VIII

                                   ARTICLE IX

                REINSURER'S RIGHT OF NOTICE OF UNUSUAL PRACTICES

        9.1 In providing reinsurance facilities to the Company under this Agreement, the Reinsurer has granted the Company considerable authority with respect to binding power, reinstatements, claim settlements, and the general administration of the reinsurance account. To facilitate transactions, the Reinsurer has required the minimum amount of information and documentation possible, reflecting its utmost faith and confidence in the Company. Where the Company does engage in exceptional or uncustomary practices for the Company, the Company agrees to advise the Reinsurer in writing, and receive a written acceptance of, said practices from the Reinsurer before assigning any liability to the Reinsurer with respect to any Business Reinsured affected by such practices.

                                                            ...END OF ARTICLE IX

                                   ARTICLE X

            TREASURY REGULATION SECTION 1.848-2(G)(8) JOINT ELECTION

        The Company and the Reinsurer hereby agree to the following pursuant to
Section 1.848- 2(g)(8) of the Income Tax Regulations issued December 1992, under
Section 848 of the Internal Revenue Code of 1986, as amended. This election shall be effective for the taxable year ended December 31, 1996 and for all subsequent taxable years for which this Agreement remains in effect unless such election is terminated by mutual written agreement of the parties hereto with the consent, if required, of the Commissioner of the Internal Revenue Service.

        10.1. The term "party" will refer to either the Company or the Reinsurer as appropriate.

        10.2. The terms used in this Article are defined by reference to Treasury Regulation Section 1.848-2 in effect as of December 29, 1992. The term "net consideration: will refer to either net consideration as defined in Treasury Regulation Section 1.848-2(f).

        10.3. Both parties agree to identify this Agreement as one for which the joint election under Treasury Regulation Section 1.848-2(g)(8) has been made in a schedule attached to their respective federal income tax returns for the taxable period ended December 31, 1996.

        10.4. The party with the positive net consideration for this Agreement for each taxable year will capitalize specified policy acquisition expenses with respect to this Agreement without regard to the general deductions limitation of
Section 848(c)(1).

        10.5. Both parties agree to exchange information pertaining to the amount of net consideration under this Agreement each year to ensure consistency or as otherwise required by the Internal Revenue Service.

        10.6. The Company will submit a schedule to the Reinsurer by July 1st of each year of its calculation of the net consideration for the preceding calendar year. This schedule of calculations will be accompanied by a statement signed by an officer of the Company stating that the Company will report such net consideration in its tax return for the preceding calendar year.

        10.7. The Reinsurer may contest such calculation by providing an alternative calculation to the Company in writing within 30 days of the Reinsurer's receipt of the Company's calculation. If the Reinsurer does not so notify the Company, the Reinsurer will report the net consideration as determined by the Company in the Reinsurer's tax return for the previous year.

                                                          ARTICLE X CONTINUES...

        10.8. If the Reinsurer contests the Company's calculation of the net consideration, the parties will act in good faith to reach an agreement as to the correct amount within thirty (30) days of the date the Reinsurer submits its alternative calculation. If the Company and the Reinsurer reach agreement on an amount of net consideration, each party shall report such amount in their respective tax returns for the previous calendar year.

                                                             ...END OF ARTICLE X

                                   ARTICLE XI

                              DURATION OF AGREEMENT

        This Agreement is unlimited in duration, but may be amended in writing by the mutual consent of the Company and the Reinsurer if signed by both parties. Existing reinsurance will remain in force until termination of the Company's policies on which the reinsurance is based, in accordance with the terms of this Agreement.

        At the end of any accounting period, this Agreement shall automatically terminate if none of the policies hereunder are in force. At such termination, a final experience refund calculation shall be made; if the result is greater than zero, the Reinsurer shall pay such amount to the Company, and if the result is less than zero, no payment shall be made to the Reinsurer.

        The termination of the Agreement or of the reinsurance in effect under this Agreement, pursuant to any provision hereof, shall not extend to, or affect any of the rights or obligations of the Company and the Reinsurer applicable to the period prior to the effective date of such termination. Such right or obligation shall include, but not be limited to, the payment of any amount owed by reason of supplementary accounting as set forth in Article VII, Paragraph 8.

                                                           ... END OF ARTICLE XI

                                   ARTICLE XII

                                   INSOLVENCY

        12.1  INSOLVENCY OF THE COMPANY.

          a) The portion of any risk or obligation assumed by the Reinsurer, when such portion is ascertained, shall be payable on demand of the Company, at the same time as the Company shall pay its net retained portion of such risk or obligation, with reasonable provision for verification before payment, and the reinsurance shall be payable by the Reinsurer, on the basis of the liability of the Company under the contract, or contracts, reinsured without diminution because of the insolvency of the Company.

          b) In the event of the insolvency and the appointment of a conservator, liquidator or statutory successor for the Company, such portion shall be payable to such conservator, liquidator, or statutory successor, immediately upon demand, with reasonable provision for verification, on the basis of claims allowed against the insolvent company by any court of competent jurisdiction, or by any conservator, liquidator, or statutory successor of the Company, to allow such claims without diminution because of such insolvency or because such conservator, liquidator, or statutory successor has failed to pay all, or a portion, of any claims.

          c) All expenses incurred by the Reinsurer under Section 12.1(b) hereof shall be borne and paid by the Company, subject to court approval, as part of the expense of insolvency proceedings, whether liquidation or rehabilitation. Any claim amounts which are reduced as a result of the Reinsurer's action under Section 12.1(a) hereof shall be shared between the Reinsurer and the Company pro-rata.

          d) Upon the Company's Insolvency, the Reinsurer, with the consent of the Receiver of the Company, may designate a company acceptable to the Receiver to directly assume the reinsured policies and acquire the Company's rights under this Agreement. The reserve transfer to such company from the Company which is party to this Agreement shall be reduced to reflect an Initial Ceding Allowance on the Company's share determined in a manner consistent with the Initial Ceding Allowance originally provided under this Agreement.


                                                        ARTICLE XII CONTINUES...

               The reserve transfer shall be calculated to include any additional or claim reserves established by the Company on all the reinsured policies, as well as the unearned premium reserve on the Company's retained share of the reinsured policies. The reserve transfer and the Allowance shall be subject to mutual agreement by the Receiver and the Reinsurer.

        12.2  INSOLVENCY OF REINSURER

               a) If the Reinsurer shall, during the term of this Agreement, be unable to pay its debts as they become due, or the amount of its liabilities shall exceed the Value of its assets, or the Reinsurer shall otherwise be deemed insolvent, and a liquidator, rehabilitator, receiver or other statutory successor be appointed to the Reinsurer, the Company may draw on the Letter of Credit provided under Article XIV for any amount due under this Agreement plus an amount equal to the appropriate reserves (see Article VI) on the Business Reinsured, less any outstanding LCF as determined under Schedule D.

























                                                           ...END OF ARTICLE XII

                                  ARTICLE XIII

                         REPRESENTATIONS AND WARRANTIES

        THE COMPANY REPRESENTS AND WARRANTS TO THE REINSURER AS FOLLOWS:

        13.1 THE MACKEEN REPORT: The Company provided to Mr. Duncan MacKeen, Consulting Actuary and principal of MacKeen & Hull, Inc. all information requested for the purpose of preparing the Actuarial Analysis of the Company upon which the Reinsurer relied in evaluating the block of Business Reinsured. Such historical information represented true and correct copies of, or excerpts from, the Company's books and records.

        Since such dates, there have been no material adverse changes to the business, financial condition and/or other circumstances of, or involving the business to be reinsured by the Company with the Reinsurer which would make such provided information materially inaccurate. A complete and correct copy of the MacKeen Report information has been provided to the Reinsurer.

        13.2 STATUTORY RESERVES: The Statutory Unearned Premium Reserves on the Business Reinsured were approximately $2.1 million as of June 30, 1996, and this amount is not anticipated to materially change as of the Effective Date or the initial settlement date, whichever is later.

        13.3 PREMIUM INFORCE: The premium inforce on the Business Reinsured was approximately $30.7 million as of June 30, 1996, and this amount is also not anticipated to materially change as of the Effective Date, or the initial settlement date, whichever is later.

                                                          ...END OF ARTICLE XIII

                                   ARTICLE XIV

                                LETTERS OF CREDIT

14.1 To the extent that the Reinsurer is not an admitted reinsurer, and in order for the Company to be able to take credit for statutory reserves for the portion of policies reinsured hereunder, the Reinsurer hereby agrees to apply for and secure delivery to the Company a clean, irrevocable, and unconditional Letter of Credit in an amount at least equal to the Reinsurer's liability under this Agreement.

The Letter of Credit shall be in such a form as will comply with applicable regulations such that the Company would be able to take credit on its financial statement filed with the appropriate State Insurance Departments for the Business Reinsured hereunder. The terms and conditions of the Letter of Credit shall comply with all requirements of said authorities, including but not limited to, the following:

        The Letter of Credit shall be issued for an initial period of not less than one year and shall automatically extend for an additional period of at least one year at each and every expiry date, unless and until, the Company has received at least 30 days prior notice from the issuing bank (at least 60 days prior notice from a confirming bank) by certified mail, registered mail, or receipted hand delivery of its intention not to extend said Letter of Credit.

The Company and the Reinsurer agree that the Letters of Credit provided by the Reinsurer pursuant to the provisions of this Agreement, may be drawn upon at any time, notwithstanding any other provisions in this Agreement, and shall be utilized by the Company, or its successors, in interest only for one or more of the following:

        (i) to reimburse the Company for the Reinsurer's share of premiums returned to the owners of policies reinsured under this Agreement on account of cancellations of such policies.

        (ii) to reimburse the Company for the Reinsurer's share of surrenders and benefits or losses paid by the Company under the terms and provisions of the policies reinsured under this Agreement only if they have not already been paid by the Reinsurer.

         (iii) to fund an account with the Company in an amount at least equal to the deduction, for reinsurance ceded, from the Company's liabilities for policies ceded under this Agreement. Such amount shall include, but not be limited to reserves for claims and losses incurred, and unearned premium reserves, and

                                                        ARTICLE XIV CONTINUES...

        (iv) to pay any other amounts the Company claims are due under this Agreement.

The Company agrees to return to the Reinsurer any amounts withdrawn from such Letters of Credit which are in excess of the actual amounts required for (i),
(ii) and (iii), or in the case of (iv), above, any amounts that are subsequently determined not to be due.

All of the foregoing shall be applied without diminution because of insolvency on the part of the Company or the Reinsurer.

                                                           ...END OF ARTICLE XIV

                                   ARTICLE XV

                                    EXECUTION

In witness of the above, this Agreement is signed in duplicate at the dates and places indicated, with an effective date of JULY 1, 1996.

NATIONAL FOUNDATION LIFE INSURANCE COMPANY

FORT WORTH, TEXAS

Date:

By:               /S/ PATRICK J. MITCHELL

Title:            S.V.P. & TREASURER

Witness:          /S/ DEBRA G. SHADE

FREEDOM LIFE INSURANCE COMPANY OF AMERICA

FORTH WORTH, TEXAS

Date:

By:               /S/ PATRICK J. MITCHELL

Title:            S.V.P. & TREASURER

Witness:          /S/ DEBRA G. SHADE

REASSURANCE COMPANY OF HANNOVER

ORLANDO, FLORIDA

Date:              SEPTEMBER 30, 1996

By:                /S/ CRAIG M. BALDWIN

Title:             V.P. & ACTUARY

Witness:            /S/ JEAN M. FAY

                                                            .. END OF ARTICLE XV

                                   SCHEDULE A

                               BUSINESS REINSURED

The Business Reinsured under this Agreement shall be 90% (the Reinsurer's Share) of the retained portion of the benefits payable on all policies, certificates, riders and/or supplemental benefits and inforce as of the Effective Date, and as outlined below.


COMPANY        POLICY FORM          TYPE           DESCRIPTION


NFL            1904                 CANCER         Cancer Scheduled
NFL            1910                 CANCER         Cancer Scheduled (Ark)
NFL            1911                 CANCER         Cancer Indemnity
NFL            1916                 CANCER         Cancer Schedule - Under Age 65 (Arkansas)
NFL            2000 CABH            CANCER         Beverly Hills Cancer and Other Dread Disease
NFL            CASH                 CANCER         Cancer, Accident, Stroke and Heart Attack
NFL            CC-90                CANCER         Cancer, Acc., Stroke and Heart Attack -Elkins
NFL            CC-90CV              CANCER         Cancer, Accident, Stroke and Heart Attack
NFL            CSD-89               CANCER         Cancer & Specified Disease Policy
NFL            CSD-92               CANCER         Cancer & Specified Disease Policy
NFL            ED3000               CANCER         Elkins Delux Cancer
NFL            ED4000-588           CANCER         Cancer & Specified Disease Policy
NFL            FDD-687              CANCER         Cancer & Specified Disease Policy
NFL            LSMCS-93             CANCER         Cancer & Specified Disease Policy
NFL            1902                 CANCER         Cancer Scheduled
NFL            1914-65              CANCER         Cancer Scheduled 65 and Older
NFL            EHI-88               CANCER         $100 Per Day Hospital Indemnity
NFL            EHIR-88              CANCER         $100 Per Day Hospital Indemnity
NFL            FHCB-87              CANCER         Hospital Confinement Rider
NFL            L-SAR 1/87           CANCER         Stroke/Accident Rider; $100 Per Day
NFL            PE CAN END           CANCER         Cancer Scheduled Endorsement
NFL            RFICU-87             CANCER         ICU Rider
NFL            RFLT-87              CANCER         First Occurrence Rider
NFL            RFO-89               CANCER         First Occurrence Rider
NFL            RFO-92               CANCER         First Occurrence Rider
NFL            RFRP-87              CANCER         Return Of Premium Rider
NFL            RFRP-89              CANCER         Return Of Premium Rider
NFL            RHCB-89              CANCER         Hospital Confinement Rider
NFL            RHS-93               CANCER         Heart Attack And Stroke Rider
NFL            RICU-89              CANCER         ICU Rider
NFL            RICU-92              CANCER         ICU Rider
NFL            RSA-88               CANCER         Heart Attack and Stroke Rider
NFL            RSHA-88              CANCER         Heart Attack and Stroke Rider
NFL            RSHA-92              CANCER         Heart Attack and Stroke Rider

                                                         SCHEDULE A CONTINUES...


COMPANY       POLICY FORM          TYPE           DESCRIPTION


NFL            SHA-87 CA            CANCER         Heart Attack and Stroke Policy/Rider
NFL            SHA-89               CANCER         Heart Attack and Stroke Policy/Rider
NFL            ROPCAN               CANCER         Return Of Premium Rider For Cash Policy
NFL            NFL-1002-SC          CANCER         Hospital Intensive Care
NFL            NFL-1003-SC          CANCER         Cancer & Specified Disease Policy
NFL            NFL-1004-SC          CANCER         Cancer Treatment Policy
NFL            NFL-DDCR-4           CANCER         Dread Disease Benefit Rider
NFL            NFL-FOR-1            CANCER         First Occurrence Of Cancer Rider
NFL            NFL-RP-1             CANCER         Return Of Premium Rider
NFL            1909                 HEART          Heart Attack Indemnity
NFL            1913                 HEART          Heart Attack Scheduled
NFL            1915                 HEART          Heart Attack Scheduled
NFL            PE HA END            HEART          Heart Attack Indemnity Johnny Bench
NFL            HA 1917              HEART          Heart Attack Scheduled Endorsement
NFL            1912                 ICU            ICU Indemnity
NFL            1918 ARK             ICU            Arkansas Only ICU Policy
NFL            1918 11/85           ICU            ICU Policy - Other States Than Arkansas
DIXIE          CP-1-DDCR-4          CANCER         Dread Disease Benefit Rider
DIXIE          CP-1FOR-1            CANCER         First Occurrence Of Cancer Rider
DIXIE          CP-1001-SC           CANCER         Cancer Treatment Policy
DIXIE          CP-1001A-SC          CANCER         Cancer Treatment Policy
DIXIE          CP-1003-SC           CANCER         Cancer & Specified Disease Policy
DIXIE          CP-1004-SC           CANCER         Cancer Treatment Policy
DIXIE          CP-1005-SC           CANCER         Cancer Benefit Policy
DIXIE          IC-1001-SC           ICU            Hospital Intensive Care Unit
DIXIE          IC-1002-SC           ICU            Hospital Intensive Care Unit
DIXIE          ABP500-SC            CANCER         Accidental Death Benefit
DIXIE          RP-AH-1              CANCER         Return Of Premium Rider
PARAMONT       CC-90ACQ             CANCER         Cancer, Accident, Stroke and Heart Attack
FLIC           ADB                  FLIC 50%       Accidental Death Benefit
FLIC           CASH                 FLIC 50%       Cancer, Acc., Stroke and Heart Attack
FLIC           CASH 86              FLIC           Cancer, Acc., Stroke and Heart Attack Non-Reins.
FLIC           CSH 12P              FLIC 50%       Cancer, Stroke and Heart Attack - 12 Pay
FLIC           CSH LIFE             FLIC 50%       Cancer, Stroke and Heart Attack
FLIC           FDIA                 FLIC 50%       First Diagnosis Benefit Rider
FLIC           FDPL                 FLIC 50%       First Diagnosis Policy
FLIC           HIP                  FLIC 50%       Hospital Indemnity Policy
FLIC           HIP 12P APP1/93      FLIC 50%       Hospital Indemnity Policy -12 Pay
FLIC           FD ROP-95            FLIC 90%       Return Of Premium Rider For FD-95
FLIC           FD-95                FLIC 90%       Cancer First Diagnosis Policy
FLIC           GC1                  FLIC 50%       Cancer First Diagnosis Policy
FLIC           PLAN #C100           FLIC 90%       Cancer First Diagnosis Policy

                                                         SCHEDULE A CONTINUES...


COMPANY       POLICY FORM          TYPE           DESCRIPTION


FLIC           PLAN #C200           FLIC 90%       Cancer First Diagnosis Policy
FLIC           PLAN #C500           FLIC 90%       Cancer First Diagnosis Policy
FLIC           RTC-95               FLIC 90%       Radiation & Chemo Rider For FD-95 Policy
FLIC           HRT-4/94             FLIC 50%       First Diagnosis Heart
FLIC           SRV-95               FLIC           Cancer Survivor Policy

                                                            ...END OF SCHEDULE A

                                   SCHEDULE B

                                REINSURANCE FORMS

                                SCHEDULE B/PART A

                                 POLICY EXHIBIT

                 Reinsured under coinsurance with the Reinsurer

                                                                 Number of

                                                                 POLICIES

        Beginning of Period

        Less Lapses During the Period =

        In Force at the End of Period

                                                         SCHEDULE B CONTINUES...

                                SCHEDULE B/PART B

                        SUMMARY OF MONETARY TRANSACTIONS

INITIAL ACCOUNTING PERIOD

        1.     DUE REINSURER

               Unearned Premium Reserves

        2.     DUE THE COMPANY

               Initial Ceding Allowance

               Due REINSURER/COMPANY = 1 less 2

SUBSEQUENT ACCOUNTING PERIODS

        3.     DUE REINSURER

                 Premiums Incurred During The Period(= paid + chg in due & adv.)

                 Additional Consideration Equal To Increase In Active Life Reserve Less Experience Refund

        4.     DUE REINSURED

                  Benefits Incurred During The Period (= paid + chg in accr.
                      claims)

                  Commission Allowances
                  Overhead Expense Allowances
                  Premium Taxes
                  Trust Maintenance Expenses

                  Funds Withheld Adjustment, defined as (i) - (ii), where:
                      (i)   =Funds Withheld at the end of the period
                      (ii)  =Funds Withheld at the beginning of the period

               DUE REINSURER - total of 3. less total of 4.

                                                            ...END OF SCHEDULE B

                                   SCHEDULE C

                          EXPERIENCE REFUND CALCULATION

At the end of each quarter, an experience refund will be calculated on the Business Reinsured. If positive, this experience refund will be payable to the Company by the Reinsurer. Should the Company elect to exercise its recapture option, the Company shall be liable for repayment of the then outstanding LBF as defined below, in addition to an amount sufficient to assure the Reinsurer of a 15% return per annum on its investment from the Effective Date, with such calculation to include $75,000 of acquisition expenses. The calculation will also include a provision for target surplus in the amount of 200% of the statutorily recognized Authorized Control Level RBC. The RBC shall be deemed to be equal to 8% of the higher of a) the prior year's premium collected, or b) the premium inforce at the end of the year, or the date of termination, whichever is applicable.

Define the following for the Business Reinsured:

     P = Premiums collected, plus the change in due and advance premiums, during the quarter, and experience refunds under other reinsurance treaties, net of any reinsurance premiums for the Reinsurer's Share of the Business Reinsured

     I = Net Investment income, to be based on the Reinsurer's quarterly net portfolio rate, shall include any realized capital gains or losses, increased or decreased by any decrease or increase to an allocated share of the Interest Maintenance Reserve (IMR) arising from the realized gains or losses reflected in the accounting for the rate applied in this Agreement to the beginning unearned premium and claim reserves held for the Business Reinsured.

     R = Statutory Unearned Premium Reserve and Claim Reserve increases for the quarter

     B = Policyholder Benefits paid during the quarter, net of any reinsurance benefits recovered under other reinsurance treaties for the subject block of business

     C    = Commission allowances incurred during the quarter

     A    = Overhead Expense Allowances incurred during the quarter

     T    = Premium Taxes

     M    = Trust Maintenance Expenses

     LBF  = Loss Brought Forward from prior quarter end

(Note: The initial value for LBF will be the Initial Ceding Allowance as set forth in Schedule D increased by $75,000.)

                                                         SCHEDULE C CONTINUES...

Then:

     N    = Net gain during the quarter = P + I - R - B - C - A - T - M

     ER = Experience Refund for the quarter, defined as: = 50%[N - {1.125.25 x LBF}] , but not less than zero, and...

     LCF = Loss Carried Forward from current quarter end (= LBF for next quarter), defined as: = {1.125.25 x LBF} - N, but not less than zero.

                                                            ...END OF SCHEDULE C

                                   SCHEDULE D

                               EXPENSE ALLOWANCES

        THE INITIAL CEDING ALLOWANCE shall be $10,500,000.

        THE COMMISSION ALLOWANCES shall be the contractual commissions actually paid on the policies reinsured consistent with the commission scales described for the business contained in the MacKeen Report.

        THE EXPENSE ALLOWANCES: In conjunction with the quarterly accounting, a proportionate share of the following allowances will be credited to the Company at the start of each quarter in the premium/claim calculation based on the number of policies and/or certificates inforce and/or applicable premium at the start of the quarter.

        Expense Allowances are as follows:

        Overhead Expense Allowance                Collected Premium     15%
        Premium Taxes                             Collected Premium       3%
        Trust Maintenance Expenses                As Incurred

        The Commission Allowances, Overhead Expense Allowances, Trust Maintenance Expenses, and Premium Taxes shall be adjusted pro-rata to reflect the Reinsurer's proportionate share of the Business Reinsured. In addition, should the LBF as defined in Schedule C at the end of 30 treaty months be greater than 110% of that projected (see attached Appendix I), or not be zero at the end of 60 treaty months, the above Maintenance Expense percentage will be reduced annually by 2% as of the next quarterly reporting period for each calendar year following. Such reduction shall not reduce the Maintenance Expense allowance below 8%.

        When the LBF is equal to zero, the full Maintenance Expense allowance will be payable, unless the Experience Refund calculation again results in an LBF. Should such an event occur the Maintenance Expense allowance will revert to the previously reduced amount level as of the next quarterly reporting period, and remain so until the LBF is again equal to zero.

        In the event that the reduction provisions of Paragraph 6.2, 6) become effective, the Maintenance Expense allowance shall be cumulatively reduced 2% per annum as of the next quarterly reporting period, but not below 8%, until the requirements of paragraph 6.2, 6) are met, after which the full Maintenance Expense allowance shall be restored, subject to the provisions of the above paragraphs.

                                                            ...END OF SCHEDULE D

                                    EXHIBIT I

                    ---------------------------------------

                             SECURITY AGREEMENT AND
                              ASSET TRUST AGREEMENT

                     --------------------------------------

                                     BETWEEN

                   NATIONAL FOUNDATION LIFE INSURANCE COMPANY

                                        &
                    FREEDOM LIFE INSURANCE COMPANY OF AMERICA

                                       OF

                                FORT WORTH, TEXAS

                                       AND

                         REASSURANCE COMPANY OF HANNOVER

                                       OF

                                ORLANDO, FLORIDA

                                       AND

                               FLEET NATIONAL BANK

                                   AS TRUSTEE


                                TABLE OF CONTENTS

                                                                                PAGE

RECITALS                                                                         40

Section 1      Deposit of Assets to the Trust Account                            41

Section 2      Withdrawal of Assets from the Trust Account                       41

Section 3      Redemption, Investment and Substitution of Assets                 42

Section 4      The Income Account                                                43

Section 5      Right to Vote Assets                                              44

Section 6      Additional Rights and Duties of the Trustees                      44

Section 7      The Trustee's Compensation, Expenses and Indemnification          45

Section 8      Resignation of the Trustee                                        46

Section 9      Termination of the Trust Account                                  46

Section 10     Definitions                                                       47

Section 11     Notices                                                           47

Section 12     General Provisions                                                48

Section 13     Execution                                                         50

EXHIBIT A      Fee Schedule                                                      51

EXHIBIT B      NFL and FLICA Trust Account Assets                                52

                             SECURITY AGREEMENT AND

                              ASSET TRUST AGREEMENT

        SECURITY AGREEMENT AND ASSET TRUST AGREEMENT, dated as of September 30, 1996 (the "Agreement"), among National Foundation Life Insurance Company, an insurance company organized and existing under the laws of the state of Delaware, and Freedom Life Insurance Company of America, an insurance company organized and existing under the laws of the state of Mississippi, (collectively referred to herein as the "Company"), and Reassurance Company of Hannover, an insurance company organized and existing under the laws of Florida (the "Reinsurer"), and Fleet National Bank, a banking corporation and a member of the Federal Reserve System (the "Trustee"). (The Company, the Reinsurer and the Trustee are hereinafter each sometimes referred to individually as a "Party" and collectively as the "Parties").

                                   WITNESSETH:

        WHEREAS, the Company and the Reinsurer have entered into a reinsurance agreement ("Reinsurance Agreement"), effective July 1, 1996, which requires the establishment of a trust account; and

        WHEREAS, the Trustee is a member of the Federal Reserve System which is not the Parent, a Subsidiary or an Affiliate of the Company or the Reinsurer and which has been granted authority to operate with fiduciary powers; and

        WHEREAS, the Company desires to segregate certain of its assets in a trust account by transferring to the Trustee for deposit to two separate trust accounts (collectively referred to herein as the "Trust Accounts". One account will contain the assets of National Foundation Life Insurance, the "NFL Trust Accounts", the second being for the assets of Freedom Life Insurance Company of America, the "FLICA Trust Account"), and

        WHEREAS, the Trustee has agreed to act as Trustee hereunder, and to hold such assets in trust in the Trust Account for the benefit of the Company as owner of the reversionary interest in the Assets and to create and grant a security interest in those Assets in favor of the Reinsurer in order to secure the Company's obligations to the Reinsurer under the Reinsurance Agreement; and

        WHEREAS, this Agreement is made for the purpose of setting forth the duties and powers of the Trustee with respect to the Trust Account.

        NOW, THEREFORE, for and in consideration of the premises and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Parties hereby agree as follows:

                SECTION 1: DEPOSIT OF ASSETS TO THE TRUST ACCOUNT

1.1 The Company shall establish a trust account designated as the NFL Trust Account and a trust account designated as the FLICA Trust Account. The assets in each of the NFL Trust Account and the FLICA Trust Account, and any investment held as part of each Trust Account, shall be held and administered as a trust by the Trustee solely for the benefit of the Company and as security for the Reinsurer under the Reinsurance Agreement. The Trust Account shall be subject to withdrawal solely as provided herein.

1.2 Within 30 days of the execution of this Agreement, the Company shall transfer to the Trustee for deposit into each of the NFL Trust Account and the FLICA Trust Account, the assets as required in the Reinsurance Agreement, and may transfer to the Trustee, for deposit to the Trust Accounts, such other assets as it may from time to time desire (each of such assets actually received into each of the trust accounts is herein referred to individually as an "Asset" and all of such Assets collectively are referred to as the "Assets"). The Assets shall consist only of Eligible Investments as defined in Exhibit II of the Reinsurance Agreement. The Trustee shall have no responsibility for determining whether any Asset is an Eligible Investment. (Attached as Exhibit B is a list of the assets to be transferred into the NFL and FLICA Trust Accounts.)

1.3 This Agreement is a security agreement under the Uniform Commercial Code ("UCC") as enacted and in effect in the State of Florida, and this Agreement shall be governed by and construed in accordance with the laws of the State of Florida to the extent it relates to the UCC. The Company hereby grants a security interest in the Assets, and any proceeds thereof, to the Reinsurer, as security for the Company's obligations under the Reinsurance Agreement. The Assets in which the security interest in favor of the Reinsurer is granted shall be held by the Trustee, as bailee and custodian for the Reinsurer, as secured party, and for the benefit of the Company as owner of the Assets. UCC-1 financing statements shall be executed by the Company and any other necessary party or parties and shall be filed by the Reinsurer in the manner specified by law or as the Reinsurer may reasonably request. To the extent permitted by law, the Company authorizes the Reinsurer to file one or more financing statements with respect to the Assets signed only by the Reinsurer or the Trustee, as the case may be, and to file a carbon, photograph or other reproduction of this Agreement or of any financing statement. The Company and the Trustee shall comply with directions from the Reinsurer which the Reinsurer certifies comply with UCC requirements to create, preserve, perfect and validate the Reinsurer's security interest hereunder and the first lien priority thereof and to enable the Reinsurer to exercise and enforce its rights, remedies, privileges and powers hereunder and under the UCC as enacted and in effect in the state of Florida; and non-compliance with applicable UCC requirements shall not limit or impair such rights, remedies, privileges and powers of the Reinsurer.

             SECTION 2: WITHDRAWAL OF ASSETS FROM THE TRUST ACCOUNT

2.1 The Company shall have the right, at any time and from time to time, to withdraw from the Trust Accounts, upon written notice to the Trustee, any Assets in excess of the Assets required to be held in each of the NFL Trust Account and the FLICA Trust Account by the Reinsurance Agreement. Such notice shall identify the Assets to be delivered from each of the NFL Trust Account and the FLICA Trust Account. The Company may receive the excess Assets itself, or may designate a third party (the "Designee") to whom such excess Assets shall be delivered. The

Company need present no statement or document in addition to a prior written notice ordering a withdrawal of such excess Assets, which written notice shall designate the specific Assets which are to be withdrawn and the Trustee is entitled to treat any such designated Assets as excess Assets which may be withdrawn; said right of withdrawal or any other provision of this Agreement is not subject to any conditions or qualifications not contained in this Agreement. Upon receipt of such notice the Trustee shall without further inquiry, and pursuant to the written direction of the Company deliver physical custody of such Assets as are designated in the notice to or for the account of the Company, or such Designee as specified; provided, however, if the Reinsurer has given written notice to the Trustee that the Company has not paid any amount due and owing by the Company to the Reinsurer under the terms of the Reinsurance Agreement, and such claim(s) remain(s) unresolved, the Trustee shall not deliver assets except to the extent that the asset's value exceeds such claim.

2.2 If the Company has failed to pay any amount due and owing by the Company to the Reinsurer under the terms of the Reinsurance Agreement, the Reinsurer will present evidence of this to the Trustee in writing and either, (a) require the Trustee to sell any or all of the Assets in either the NFL Trust Account or the FLICA Trust Account, as so identified in the Reinsurer's notice, and pay all net proceeds of such sale to the Reinsurer up to an amount ([the Amount Owed]), designated by the Reinsurer to be equal to the amount owed by the Company; (b) require the Trustee to transfer any or all of the Assets identified by the Reinsurer to the Reinsurer (to be held by the Reinsurer subject to its security interest granted hereunder) up to an amount such that the fair market value of the transferred assets at the close of business on the second Business Day preceding the transfer shall equal the Amount Owed, or; (c) require the Trustee to perform a combination of the preceding. The Trustee need not require any additional evidence of the Amount Owed and without making additional inquiry shall comply with the requirements set forth in said notices whether or not a default has actually occurred. The Trustee shall be held harmless in complying with the directions of the Reinsurer under the order to pay the Reinsurer the proceeds necessary to settle the Amount Owed, and is under no obligation to determine the validity of the evidence provided. The Trustee shall furnish the Company and the Reinsurer with an accounting of the disposition of all proceeds of sale, including the identity and amount of all expenses and fees, the identity of each recipient of sale proceeds and the respective amounts paid; and the amount of proceeds payable to the Reinsurer after deduction of fees and expenses. In addition to the rights and remedies specifically delineated in this Section, the Reinsurer shall have all of the rights and remedies granted to a secured party under the UCC as enacted and in effect in the State of Florida.

2.3 Other than as provided in Section 2 and Section 3 of this Agreement, the Trustee shall allow no substitution or withdrawal of any Asset from either the NFL Trust Account or the FLICA Trust Account. The fair market value of the assets will be determined by Conseco Capital Management ("CCM").

                      SECTION 3: REDEMPTION, INVESTMENT AND
                             SUBSTITUTION OF ASSETS

3.1 The Trustee shall surrender for payment all maturing Assets and all Assets called for redemption and deposit the proceeds of any such payment to the trust account to which the Asset is credited.

3.2 From time to time, at the written order and direction of the Company, the Trustee shall invest, purchase, sell or exchange Assets in the Trust Account in Eligible Securities as directed in writing by the Company. If any funds are uninvested and no instructions concerning their investment have been received, the Trustee shall invest the same in an interest bearing money market account with the Trustee's banking division. The Trustee shall be entitled to rely on the written investment instructions from the Company and the Trustee shall have no duty to monitor the Company's compliance with investment policy set forth in
Exhibit II attached hereto, including, but not limited to, determining whether the investment is an Eligible Investment. Furthermore, the Trustee shall have no responsibility for the Company's failure to comply with the attached Investment Guidelines.

3.3 From time to time, at the written order of the Company, the Trustee may accept substitutions of Eligible Investments (as defined in Exhibit II of the Reinsurance Agreement) for other Eligible Investments held in the Trust Accounts.

3.4 Any instruction or order concerning such investments or substitutions of securities shall be referred to herein as an "Investment Order". The Trustee shall execute Investment Orders and settle securities transactions by the agent or broker designated by the Company.

3.5 The Trustee shall have no duty to make investment recommendations concerning the Assets or to determine whether they are "Eligible Investments", and shall have the absolute right to regard as "Eligible Investments" any Assets which are designated in an Investment Order for purchase or receipt by the Trustee for so long as the Trustee continues to hold the same hereunder, whether or not they are in fact "Eligible Investments".

3.6 The Trustee shall have no duty to give notice or take other action if the value of the Assets falls below the value required by the Reinsurance Agreement or by any other agreement between the Company and the Reinsurer.

3.7 The Company and the Reinsurer acknowledge that the Trustee shall not be responsible for any losses in value from investments made pursuant to the written direction of the Company.

                          SECTION 4: THE INCOME ACCOUNT

4.1 All payments of interest and dividends actually received in respect of Assets in the Trust Account shall be deposited by the Trustee in the separate accounts established and maintained by the Company (the "Income Account"). The timing and amounts of these deposits by the Trustee will be at the written direction of the Company. The Company shall have the right to withdraw funds from the Income Account at any time. Amounts withdrawn from the NFL Trust Account will be deposited into the NFL Income Account. Amounts withdrawn from the FLICA Trust Account will be deposited into the FLICA Income Account.

                         SECTION 5: RIGHT TO VOTE ASSETS

5.1 The Trustee shall forward all annual and interim stockholder reports and all proxies and proxy materials relating to the Assets in the Trust Account to the Company. The Company shall have the full and unqualified right to vote any Assets in the Trust Account.

             SECTION 6: ADDITIONAL RIGHTS AND DUTIES OF THE TRUSTEE

6.1 The Trustee shall notify the Company and the Reinsurer in writing of each deposit to, or withdrawal from, the Trust Account via monthly transaction statements.

6.2 Before accepting any Asset for deposit to the Trust Account, the Trustee shall determine that such Asset (i) has been transferred to the Trustee or its designated custodian with any necessary endorsement in favor of the Trustee as Trustee in the case of instruments and other physical certificates, or has been issued or registered in the name of the Trustee or its designated custodian in the case of any other type of Asset; (ii) such Asset has been identified on the pertinent books and records of the Trustee as being held as bailee and custodian for the Reinsurer as secured party, and as Trustee for the benefit of the Company as the owner of the reversionary interest in the Assets; and (iii) such Asset has been deposited with, transferred to, or issued or registered in the name of the Trustee, or its designated custodian, recognizing the security interest in favor of the Reinsurer hereunder and the interest of the Company as the owner of the reversionary interest in the Assets in the event that this Agreement is terminated pursuant to Section 9 hereof.

6.3 The Trustee shall receive all Assets and cause them to be held in a safe place in the United States.

6.4 The Trustee shall accept, open and immediately forward to the Company all mail directed to the Company in care of the Trustee.

6.5 The Trustee shall furnish to the Company and the Reinsurer a statement of all Assets in the NFL Trust Account and the FLICA Trust Account upon the inception of such trust accounts, and a monthly statement will provided thereafter. The monthly statement shall include a transaction statement listing each deposit to, or withdrawal from, either or both of the NFL Trust Account and the FLICA Trust Account.

6.6 Upon the request of the Company or the Reinsurer, the Trustee shall promptly permit the parties, their respective agents, employees, independent auditors and insurance department examiners to examine, audit, excerpt, transcribe and copy, during the Trustee's normal business hours, any books, documents, papers and records relating to the NFL Trust Account and the FLICA Trust Account, or the Assets.

6.7 The Trustee is authorized to follow and rely upon all instructions given by officers named in incumbency certificates furnished to the Trustee from time to time by the Company and the Reinsurer, and by attorneys-in-fact acting under written authority furnished to the Trustee by the Company, including, without limitation, instructions given by letter, facsimile transmission, telegram, teletype, cablegram or electronic media, if the Trustee believes such instructions, and any related incumbency certificate or written authorization to be genuine and to have been signed, sent or presented by the proper party or parties. The Trustee shall not incur any liability to anyone resulting from actions taken by the Trustee in reliance in good faith on such instructions. The Trustee shall not incur any liability in executing instructions (i) from an attorney-in-fact prior to receipt by it of notice of the revocation of the written authority of the attorney-in-fact or (ii) from any officer of the Company named in an incumbency certificate delivered hereunder prior to receipt by it of a more current certificate.

6.8 The duties and obligations of the Trustee shall only be such as are specifically set forth in this Agreement, as it may from time to time be amended, and no implied duties or obligations shall be read into this Agreement against the Trustee. The Trustee shall only be liable for its own gross negligence, willful misconduct or lack of good faith.

6.9 The Trustee is not a party to the Reinsurance Agreement or any other agreement between the Company and the Reinsurer and shall not be deemed to be responsible for the Company, the Reinsurer or the Trustee complying with any provisions of any such Agreement, of any provisions of the Florida Insurance Code, or of other provisions of Florida law pertaining to any such Agreements. Any references herein to any such Agreement(s) between the Company and the Reinsurer, or to such law, shall not be deemed to impose any additional responsibilities or obligations on the Trustee.

6.10 The Trustee may confer with counsel of its own choice in relation to matters arising under this Agreement and shall have full and complete authorization from the other Parties hereunder for any action taken or suffered by it under this Agreement or under any transaction contemplated hereby in good faith and in accordance with the opinion of such counsel, and the reasonable fees of such counsel shall be an expense payable under Section 7.2 hereof.

                 SECTION 7: THE TRUSTEE'S COMPENSATION, EXPENSES
                               AND INDEMNIFICATION

7.1 The Company shall pay the Trustee, as compensation for its services under this Agreement, a fee as set forth in Exhibit A and as such Exhibit may from time to time be amended.

7.2 The Company shall pay or reimburse the Trustee for all of the Trustee's expenses and disbursements in connection with its duties under this Agreement (including reasonable attorney's fees and expenses), except any such expense or disbursement as may arise from the Trustee's gross negligence, willful misconduct or lack of good faith.

7.3 The Company also hereby indemnifies the Trustee for, and holds it harmless against, any loss, liability, costs or expenses (including attorney's fees and expenses) incurred or made without gross negligence, willful misconduct or lack of good faith on the part of the Trustee, arising out of, or in connection with, the performance of its obligations in accordance with the provisions of this Agreement, including any loss, liability, costs or expenses arising out of, or in connection with, the status of the Trustee and its nominee as the holder of record of the Assets. The Company hereby acknowledges that the foregoing indemnities shall survive the resignation of the Trustee or the termination of this Agreement.

7.4 The Company and the Reinsurer agree that the Trustee may charge the Assets for any expenses not reimbursed promptly by the Company, or any indemnification not paid, as provided in this Section 7, and the Trustee shall have a lien on the Assets securing payment thereof.

                      SECTION 8: RESIGNATION OF THE TRUSTEE

8.1 The Trustee may resign at any time by giving not less than 90 days' prior written notice thereof to the Company and the Reinsurer, such resignation to become effective on the acceptance of appointment by a successor trustee and the transfer to such successor trustee of all Assets in the Trust Account in accordance with paragraph 8.2. If no successor Trustee shall have accepted such appointment within 90 days from the time notice is given, the Trustee may at any time thereafter either liquidate the Assets and pay the cash into court, paying all expenses thereof from the Assets, or petition a court of competent jurisdiction for the appointment of a successor trustee.

8.2 Upon receipt of the Trustee's notice of resignation, the Company shall appoint a successor trustee. Any successor trustee shall be a bank that is a member of the Federal Reserve System and shall not be a Parent, a Subsidiary or an Affiliate of the Company or the Reinsurer. Upon the acceptance of the appointment as trustee hereunder by a successor trustee and the transfer to such successor trustee of all Assets in the Trust Account, the resignation of the Trustee shall become effective. Thereupon, such successor trustee shall succeed to and become vested with all the rights, powers, privileges and duties of the previous Trustee, and the previous Trustee shall be discharged from any future duties and obligations under this Agreement.

                   SECTION 9: TERMINATION OF THE TRUST ACCOUNT

9.1 The Trust Account and this Agreement may be terminated after (a) the Company and the Reinsurer have given the Trustee written notice of their intention to terminate the Trust Account (the "Notice of Intention"), and (b) the Trustee has given the Company and the Reinsurer the written notice specified in paragraph
9.2. The Notice of Intention shall specify the date on which the notifying Party intends the Trust Account to terminate (the "Proposed Date").

9.2 Within 10 Business Days following receipt by the Trustee of the Notice of Intention, the Trustee shall give written notification (the "Termination Notice") to the Company and the Reinsurer of the date (the "Termination Date") on which the Trust Account shall terminate. The Termination Date shall be (a) the Proposed Date (or if not a Business Day, the next Business Day thereafter), if the Proposed Date is at least 30 days, but no more than 45 days, subsequent to the date the Termination Notice is given: (b) 30 days subsequent to the date the Termination Notice is given (or if not a Business Day, the next Business Day thereafter), if the Proposed Date is fewer than 30 days subsequent to the date the Termination Notice is given; or (c) 45 days subsequent to the date the Termination Notice is given (or if not a Business Day, the next Business Day thereafter), if the Proposed Date is more than 45 days subsequent to the date the Termination Notice is given.

9.3 This Agreement automatically terminates upon the termination of the Reinsurance Agreement.

9.4 On the Termination Date, the Trustee shall transfer to the Company any Assets remaining in the Trust Accounts, at which time all liability of the Trustee with respect to such Assets shall cease.

                             SECTION 10: DEFINITIONS

Except as the context shall otherwise require, the following terms shall have the following meanings for all purposes of this Agreement (the definitions to be applicable to both the singular and the plural forms of each term defined if both such forms of such terms are used in this Agreement):

10.1 The term "Affiliate" with respect to any corporation shall mean a corporation which directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, such corporation. The term "control" (including the related terms "controlled by" and "under common control with") shall mean the ownership, directly or indirectly, of more than fifty percent (50%) of the voting stock of a corporation.

10.2 The term "Business Day" shall mean any day on which the offices of the Trustee are open for business.

10.3 The term "person" shall mean and include an individual, a corporation, a partnership, an association, a trust, an unincorporated organization or a government or political subdivision thereof.

10.4 The term "Parent" shall mean any institution that, directly or indirectly, controls another institution.

10.5 The term "Subsidiary" shall mean an institution controlled, directly or indirectly, by another institution.

                               SECTION 11: NOTICES

11.1 Unless otherwise provided in this Agreement, all notices, directions, requests, demands, acknowledgments and other communications required or permitted to be given or made under the terms hereof shall be in writing and shall be deemed to have been duly given or made (a) (i) when delivered personally, (ii) when made or given by prepaid telex, telegraph or telecopier, or (iii) in the case of mail delivery, upon the expiration of three (3) days after any such notice, direction, request, demand, acknowledgment or any other communication shall have been deposited in the United States mail for transmission by first class mail, postage prepaid, or upon receipt thereof, whichever shall first occur, (provided, however, that no notice to the Trustee shall be effective until it is actually received by the officer named below as the person attending to its duties) and (b) when addressed as follows:

        If to the Company:

        Mr. Patrick Mitchell

        National Foundation Life Insurance Company &
        Freedom Life Insurance Company of America
        777 Main Street

        Fort Worth, Texas 76109

        If to the Reinsurer:

        Mr. Dennis D. Braziel
        Reassurance Company of Hannover
        800 North Magnolia Avenue

        Suite 1000
        Orlando, FL  32803

        If to the Trustee:

        Fleet National Bank
        Attn: Corporate Trust Department
        One Federal Street

        MAOF-3101

        Boston, Massachusetts 02110-2010
        Fax #: (617) 346-5501

        Each Party may from time to time designate a different address for notices, directions, requests, demands, acknowledgments and other communications by giving written notice of such change to the other Parties. All notices, directions, requests, demands, acknowledgments and other communications relating to the termination of the Trust Account shall be in writing and may not be made or given by prepaid telex, telegraph or telecopier.

                         SECTION 12: GENERAL PROVISIONS

12.1 Governing Law. Except as provided for in Section 1.3, this Agreement shall be subject to and governed by the laws of the State of New York.

12.2 Successors and Assigns. No Party may assign this Agreement or any of its rights or obligations hereunder, whether by merger, consolidation, sale of all or substantially all of its assets, liquidation, dissolution or otherwise, except as expressly permitted by Section 8 of this Agreement.

12.3 Severability. In the event that any provision of this Agreement shall be declared invalid or unenforceable by any regulatory body or court having jurisdiction, such invalidity or unenforceability shall not affect the validity or enforceability of the remaining portions of this Agreement.

12.4 Entire Agreement. This Agreement constitutes the entire Trust agreement among the Parties, and there are no understandings or agreements, conditions or qualifications relative to this Agreement which are not fully expressed in this Agreement.

12.5 Amendments. This Agreement may be modified or otherwise amended, and the observance of any term of this Agreement may be waived, if such modification, amendment or waiver is in writing and signed by all of the Parties.

12.6 Headings. The headings of the Sections and the Table of Contents have been inserted for convenience of reference only, and shall not be deemed to constitute a part of this Agreement.

                              SECTION 13: EXECUTION

13.1 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall constitute an original, but such counterparts together shall constitute one and the same Agreement.

        IN WITNESS WHEREOF, the parties hereby have caused this Agreement to be executed and delivered by their respective officers thereunto duly authorized as the date first above written.

                      NATIONAL FOUNDATION LIFE INSURANCE COMPANY
                      FEDERAL TAX ID #: 73-1187572

                             By:     /S/ PATRICK J. MITCHELL

                                    Name

                                     S.V.P. & TREASURER

                                    Title

                      FREEDOM LIFE INSURANCE COMPANY OF AMERICA
                      FEDERAL TAX ID #: 61-1080236

                             By:     /S/ PATRICK J. MITCHELL

                                    Name

                               S.V.P. & TREASURER

                                    Title

                      REASSURANCE COMPANY OF HANNOVER
                      FEDERAL TAX ID #:  59-285-9797

                             By:     /S/ DENNIS D. BRAZIEL

                                    Name

                        SENIOR VICE PRESIDENT & TREASURER

                                    Title

                      FLEET NATIONAL BANK

                             As Trustee

                             By:     /S/ CHI MA

                                    Name

                            ASSISTANT VICE PRESIDENT

                                    Title

                                    EXHIBIT A

                                  FEE SCHEDULE

        Acceptance Fee:                                 $2,500
        Annual Administration Fee:

               Freedom (FLICA Trust Account)              $3,000
               National (NFL Trust Account)               $5,500

        Investment Fees:

               Sweep Fees                                 40 Basis Points
               Direct Investments (Purchases/Sale)        $25 per investment
               Substitutions                              $25 per security

        Wire Fees:                                        $15 per wire
        Distribution Fee:                                 $50 per distribution

                                   EXHIBIT II

                                INVESTMENT POLICY

I.      GENERAL

        These investment guidelines are developed under the premise that the Reinsurer and the Company will continue to depend upon a steady, secure and calculable income generated by its invested assets to meet cash flow needs, thus necessitating a well balanced, low risk portfolio. However, growth is also important in order to guarantee maintenance of principal and to increase the future value of the portfolio. The purpose of these investment guidelines is to assure and secure a steady investment income stream while allowing for growth within the portfolio.

        The basic underlying strategy will, therefore, be a core portfolio of buy and hold positions, as well as, a percentage of trading vehicles in order to better take advantage of market cycles. Appreciation in the core portfolio will be recognized from time to time if considered advantageous by the Investment Committee.

II.     OBJECTIVES

        The following objectives, ranked by priority, should be accomplished:

        1. The investments should be secured. To provide safety of principal and interest, investment instruments have to be of high quality.

        2. The maturity of the investments should be matched with the expected future liquidity needs in order to avoid realized capital losses.

        3.     A high return on investment on an after tax basis.

        4. The portfolio has to be well diversified by category as well as by issuer.

III.    INVESTMENT RESTRICTIONS

        1. All executed investment transactions have to comply with the regulatory restrictions imposed by the Florida Insurance Laws and any other applicable regulatory requirements. The attached exhibit of eligible investments specified by the Florida Statutes form an integral part of these guidelines.

        2. All investment transactions must be reviewed, approved and ratified by the Company on a quarterly basis.

        3. Investments in real estate, acquisition of stocks representing an equity interest of 5% or more, and capital contributions to subsidiaries require the prior approval of the Reinsurer.

        4. Investments will be denominated in US-$ only. Investments in foreign currencies or in debt instruments located outside the United States require the prior written approval of the Reinsurer.

        5. Investments must be listed with the SVO of the NAIC. If a given security is not listed at the time of purchase, the Company is responsible for applying for listing prior to the current quarter's end.

        6. No MBS derivatives (defined as inverse-floaters, interest only strips and/or residuals) will be permitted in the portfolio.

        7. It is recognized by the Company and the Reinsurer that the Investment Guidelines pertain to a mix of assets characteristic of the Reinsurer's aggregate portfolio and are intended as an overall guide to investment. The Company and the Reinsurer agree to consult on the mix of assets to assure that the portfolio associated with this Treaty is in reasonable compliance with the Reinsurer's aggregate portfolio guidelines.

IV.     PORTFOLIO GUIDELINES

        1.     DURATION

               Portfolio duration must equal liability duration + .5 years (liability duration to be determined through a duration/convexity study to be performed by the Company). Current liability duration is assumed to be approximately 5.

        2.     CONVEXITY

               Portfolio convexity should be maximized to a level as close as possible to that of the liabilities, not to fall below -1.0.

        3.     CREDIT

               Overall portfolio credit quality must be equal to or greater than Aa2/AA. Individual securities must be rated at least investment grade (Baa3/BBB) with no more than 10% overall permitted in the BBB (NAIC 2) category. At least 40% of the portfolio must be invested in U.S. Government, U.S. Government guaranteed or U.S. Government Agency issues with at least 20% invested in U.S.

               Treasury securities.

               An exception to this shall be the convertible securities which shall have a minimum average quality of BBB- and up to 25% of the allocation may be rated BB or NAIC3.

        4.     LIQUIDITY

               At least 50% of the portfolio must be invested in highly liquid securities defined as follows:

               *      U.S. Treasury Bonds
               *      U.S. Agency Debentures
               *      GNMA Pass-Through Pools
               *      FNMA, FHLMC Pass-Through Pools

V.      DIVERSIFICATION

               No more than 40% of the portfolio will be permitted in any one of the following categories:

               *      U.S. Government Agency Debentures

               * Mortgage Backed Securities (CMOs and pass-through pools combined)

               *      Corporate Bonds

               No more than 20% of the portfolio will be permitted in any of the following categories:

               *      Municipal Bonds
               *      Private Placement Bonds

               No more than 15% of the portfolio will be permitted in any of the following categories:

               *      Preferred Stocks
               *      Asset Backed Securities

               * Convertible Securities (both bond and preferred stocks), with no more than 5% of convertible allocation permitted in any one issue.

               No more than 10% of the portfolio will be permitted in short term securities with a minimum of 1% required as defined below. (No one issuer should exceed $5,000,000.)

               *      Certificates of Deposit
               *      Money Market Funds
               *      Commercial Paper (A1/P1 rated)
               *      Repurchase Agreements
               *      Time Deposits

VI.     EXECUTION OF PORTFOLIO TRANSACTIONS

        The management of the Company is hereby vested with the authority to execute purchases and sales of investments within the objectives and restrictions referenced herein. The management of the Company is responsible for monitoring the existing security holdings, for implementing proper internal control procedures and for accurate recording of all investment transactions.

VII.    PERFORMANCE MEASUREMENTS

        The yield on the invested portfolio should be targeted to exceed a minimum of 6%.

                                                                   EXHIBIT 10.35

                                PLEDGE AGREEMENT

        This PLEDGE AGREEMENT dated as of July 25, 1996 (this "Pledge Agreement") is between WESTBRIDGE CAPITAL CORP., a Delaware corporation ("Pledgor"), and FLEET NATIONAL BANK, a national banking association, formerly known as Fleet National Bank of Connecticut ("Pledgee"). Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement dated as of December 28, 1995 between Westbridge Funding Corporation ("WFC") and Pledgee, as amended from time to time (as so amended, the "Credit Agreement"), shall have the meaning assigned to them therein.

                                    RECITALS:

        1. Pledgor owns, on and as of the date on which this Pledge Agreement is executed and delivered, 100% of the issued and outstanding shares of the capital stock of WFC, a Delaware corporation, which shares (including any certificates and/or other tangible evidences thereof) are more specifically described in ATTACHMENT A hereto.

        2. Pursuant to the Credit Agreement, the Pledgee has agreed, on certain terms and conditions to make one or more revolving loans to WFC in an aggregate principal amount not to exceed $20,000,000 (the "Revolving Loans"), which Revolving Loans are evidenced by a single promissory note in favor of the Pledgee in the principal amount of $20,000,000 (the "Revolving Note"), due and payable in accordance with the terms of the Credit Agreement.

        3. Pursuant to the Guaranty Agreement dated as of December 28, 1995 by Pledgor in favor of the Pledgee (said Guaranty Agreement as currently in effect and as from time to time amended, modified or supplemented being herein called the "Financing Agreement"), Pledgor has (i) guaranteed the full and punctual payment and performance by WFC of its obligations under the Credit Agreement and the Revolving Note and (ii) agreed to execute and deliver this Pledge Agreement.

        NOW, THEREFORE, in consideration of such financing and for other good and valuable consideration, receipt of which is hereby acknowledged, Pledgor and Pledgee agree as follows:

        1. PLEDGE AND DELIVERY. (a) To secure the prompt and complete payment and performance when due of the Obligations (as defined in Section 1(b) hereof), Pledgor hereby pledges, assigns and delivers to Pledgee, and grants Pledgee a continuing security interest in, all of the following property and rights and interests in property (all such property, rights and interests being hereinafter collectively called the "Pledged Collateral"):

               (i) all issued and outstanding shares of the capital stock of WFC (the "Pledged Subsidiary") described in ATTACHMENT A hereto, and any additional shares of the capital stock of any

HART01-84516-1
18916-18650
August 27, 1996
class or series of the Pledged Subsidiary which Pledgor may at any time and from time to time hereafter purchase or otherwise acquire, together with the certificates and/or other instruments or writings representing them (such shares, certificates and other writings being hereinafter collectively called the "Pledged Shares");

               (ii) (A) all shares and other securities and all warrants, rights and options (such shares, securities, warrants, rights and options together with the certificates and/or other instruments or writings representing them being hereinafter collectively called the "Additional Pledged Securities") and (B) all money and other property, at any time and from time to time received or receivable by or distributed or distributable to Pledgor from the issuer of any or all of the Pledged Shares (whether in the ordinary course of such issuer's business or representing or resulting from cash or stock dividends, stock splits or reclassifications, the recapitalization, reorganization, merger, consolidation, disposition of assets, liquidation or dissolution of such issuer, the exercise by Pledgor of warrants, rights or options, or any other action or cause) in exchange or substitution for or otherwise in respect of any or all of the Pledged Shares or earlier-issued Additional Pledged Securities; and

               (iii)  all proceeds of any or all of the foregoing.

        (b) As used herein, the term "Obligations" shall mean all indebtedness, liabilities and obligations of any kind of Pledgor to Pledgee (whether directly as principal or maker or indirectly as guarantor, surety, endorser or otherwise), now or hereafter existing, due or to become due, howsoever incurred, arising or evidenced, whether of principal or interest or payment or performance, and all obligations of the Pledgee now or hereafter existing under this Pledge Agreement.

        (c) Prior to the execution and delivery hereof by Pledgee, Pledgor shall have delivered to Pledgee, and Pledgee by such execution and delivery shall acknowledge its prior receipt of, the certificate(s) and/or other instruments and documents evidencing all of the Pledged Shares, Additional Pledged Securities and all other items of the Pledged Collateral then owned by Pledgor. Pledgor agrees that it shall immediately deliver to Pledgee any and all of the Pledged Shares, Additional Pledged Securities and other Pledged Collateral (including any and all certificates and/or other instruments or documents representing each item thereof) which it acquires in any way at any time after such execution and delivery. Upon delivery to Pledgee, each item of the Pledged Collateral shall be accompanied by, as appropriate, (i) undated, duly executed stock powers endorsed by Pledgor either in blank or to Pledgee in a manner which Pledgee deems satisfactory, and/or (ii) such other instruments or documents as Pledgee shall reasonably request.

     2.  PLEDGOR'S  REPRESENTATIONS,   WARRANTIES  AND  COVENANTS.  (a)  Pledgor
represents and warrants that: (i) Pledgor has the right, power and authority to execute, deliver and perform this

HART01-84516-1
18916-18650
August 27, 1996

Pledge Agreement and to pledge, assign, deliver, transfer and grant a security interest in the Pledged Collateral; (ii) this Pledge Agreement constitutes the legal, valid and binding obligation of Pledgor, enforceable against Pledgor in accordance with its terms except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally (regardless of whether such enforceability is considered in a proceeding in equity or at law); (iii) Pledgor has good title to all of the Pledged Shares and is the legal record and beneficial owner of each of the Pledged Shares (and will have good title to and be the legal record and beneficial owner of each other item of Pledged Collateral, including any Additional Pledged Securities), free and clear of all encumbrances except Pledgee's security interest hereunder; (iv) each of the Pledged Shares and Additional Pledged Securities is, or will be when acquired by Pledgor and pledged hereunder, duly and validly issued and fully paid and non-assessable, and there are no restrictions on the transfer of any thereof other than such restrictions as appear on the certificates or other instruments or writings representing them, or as are referred to in clause (ii) above or otherwise may be imposed under applicable law; (v) no action other than the delivery of each item of the Pledged Collateral to, and its continued possession by, Pledgee or any of its agents or nominees is necessary to maintain a perfected, first-priority security interest in such item in favor of Pledgee; and (vi) no authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency are necessary for the execution, delivery or performance by the Pledgor of this Pledge Agreement or for the validity or enforceability hereof.

        (b) Pledgor covenants and agrees that it will at its expense (i) defend both its own rights and interests and Pledgee's rights and security interest in and to the Pledged Collateral against the claims and demands of all other persons and (ii) execute and deliver to Pledgee such further conveyances, agreements, assignments, instruments and other writings, and take such further action, as Pledgee may request in order to obtain the full benefit of this Pledge Agreement, the Pledged Collateral, and the rights, powers and remedies granted to Pledgee hereunder. Pledgor further covenants and agrees that until all Obligations have been satisfied and this Pledge Agreement has been terminated, Pledgor will not without Pledgee's prior written consent sell, assign, transfer, exchange or otherwise temporarily or permanently dispose of any item of the Pledged Collateral, or offer or contract to do so, and will not without such consent create, incur, assume or permit to exist any security interest, pledge, claim or other charge or encumbrance on or with respect to any such item other than the security interest granted to Pledgee hereunder.

        3. NAMES IN WHICH PLEDGED SHARES AND ADDITIONAL PLEDGED SECURITIES MAY BE REGISTERED. Upon the occurrence of any Pledgor Default (as defined in Section 9 hereof), Pledgee shall be entitled to hold any or all of the Pledged Shares and Additional Pledged Securities in its own name, the name(s) of one or more of its nominees or the name of Pledgor endorsed or assigned in blank or in favor of Pledgee. With respect to any of the Pledged Shares and/or Additional Pledged Securities which Pledgee wishes to hold in its own name or the name of any nominee in accordance with this Section 3, Pledgee (acting in its own name and capacity or as Pledgor's attorney-in-fact

HART01-84516-1
18916-18650
August 27, 1996
pursuant to the power of attorney granted to Pledgee in Section 5 hereof) may have such Pledged Shares and Additional Pledged Securities registered accordingly on the books of the issuer(s) thereof, and Pledgor shall cooperate fully with Pledgee in causing such issuer(s) to effect such transfer and registration.

        4. VOTING RIGHTS; DISTRIBUTIONS, ETC. (a) Subject to Section 4(c), Pledgor shall be entitled to exercise any and all voting and/or consensual rights and powers accruing to an owner of the Pledged Shares and Additional Pledged Securities for any purpose not inconsistent with (A) the provisions of this Pledge Agreement and the Financing Agreement and (B) the preservation of the value of and Pledgee's security interest in the Pledged Collateral.

        (b) Subject to Section 4(c), Pledgor shall be entitled to receive and retain all cash dividends, interest and other cash distributions payable in respect of the Pledged Collateral to the extent that such distributions are permitted by law.

        (c) Upon the occurrence and during the continuance of a Pledgor Default, Pledgor may thereafter continue to exercise any and all voting and consensual rights and powers until such time as Pledgee shall notify Pledgor in writing that Pledgee intends to assume and, exercise the same, and all powers described in Section 4(b) to receive the dividends, interest and other cash distributions described in such Section shall cease, and all such rights shall thereupon become vested in Pledgee.

        (d) Upon the occurrence and during the continuance of a Pledgor Default, Pledgee may, in its own name and capacity or as Pledgor's attorney-in-fact, collect, receive, endorse and deposit all Additional Pledged Securities, money, cash proceeds, instruments and any and all other property which is or may at any time become payable in respect of any or all of the Pledged Collateral and which Pledgee is or may become entitled to receive under subsection (a) or (b) of this
Section 4. All such property so received by Pledgee may be retained by Pledgee as additional Pledged Collateral, and (i) all money and other cash proceeds so received may be applied by Pledgee to payment of the Obligations in such order as Pledgee may elect, whether or not a Pledgor Default shall then be continuing, and (ii) during the continuance of a Pledgor Default, all other property so received may be sold or otherwise disposed of by Pledgee as provided in Section 10 hereof and the proceeds thereof applied as also provided in such Section 10. Any and all money and other property received by Pledgor contrary to the provisions of this Section 4 shall be held by Pledgor in trust for Pledgee, shall be segregated by Pledgor from Pledgor's other funds and property and shall promptly be delivered to Pledgee in exactly the form received by Pledgor, except for any necessary endorsements.

     5. PLEDGEE APPOINTED AS PLEDGOR'S ATTORNEY-IN-FACT. Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact with full power in Pledgor's place and stead, in Pledgor's name or its own name and at Pledgor's expense, to execute, endorse and deliver any and all agreements, assignments, pledges, instruments and any other writings, and to take any and all other actions,

HART01-84516-1
18916-18650
August 27, 1996
which Pledgee may deem necessary or desirable to carry out the terms and effect the purposes of this Pledge Agreement and to exercise fully its rights and remedies hereunder. Pledgee may delegate any or all of such power to any of its officers, directors, employees, agents, nominees, stockholders and other representatives (hereinafter collectively called "Representatives") and to have any such Representative(s) exercise any such delegated power as substitute(s) for Pledgee. Pledgor hereby ratifies all that Pledgee and all such Representatives shall lawfully and properly do or cause to be done under this power of attorney, which power is coupled with an interest and shall be irrevocable until all Obligations have been satisfied and this Pledge Agreement has been terminated. So long as no Pledgor Default (as defined in Section 9 hereof) has occurred, Pledgee agrees to give Pledgor five (5) business days prior notice of its intention to exercise the power of attorney granted hereby.

        6. PLEDGEE'S RIGHTS TO PERFORM FOR PLEDGOR. If Pledgor shall at any time fail to perform or comply with any of its covenants and agreements hereunder, Pledgee may (but shall not be required or obligated to) take such action, in its own name and capacity or as Pledgor's attorney-in-fact, as Pledgee shall deem necessary or desirable to effect such performance or compliance.

        7. REASONABLE CARE OF PLEDGED COLLATERAL. Pledgee shall be deemed to have used reasonable care in the custody and preservation of the Pledged Collateral in its possession to the extent it accords such Pledged Collateral treatment which is substantially equal to that which Pledgee accords its own property of like kind; PROVIDED, HOWEVER, that Pledgee shall have no obligation, regardless of whether it takes any such action with respect to its own property,
(i) to ascertain or take action with respect to calls, tenders, conversions, exchanges, maturities or other matters involving or affecting any item(s) of such Pledged Collateral (whether or not Pledgee has actual or constructive knowledge of any such matters), unless reasonably requested by Pledgor to do so, or (ii) to take action to preserve rights against prior or other parties.

        8. LIMITATION OF PLEDGEE'S LIABILITY; REIMBURSEMENT OF EXPENSES AND INDEMNIFICATION. (a) Pledgor agrees that Pledgee shall have no obligation to take, or refrain from taking, any action with respect to the Pledged Collateral or Pledgor's rights and interests therein except for (i) the preservation and return of the Pledged Collateral in its possession as and to the extent provided, respectively, in Sections 7 and 14 hereof, (ii) the execution and delivery to Pledgor of certain instruments and other writings imposed by law and
(iii) compliance with insurance regulatory requirements, if any. Pledgor further agrees that neither Pledgee nor any of its Representatives shall have any liability to Pledgor, or to any person claiming rights against Pledgee by, through or under Pledgor, in any way arising out of or in connection with Pledgee's or any such Representative's administration of this Pledge Agreement or its exercise of any of its rights, power and remedies hereunder except for
(i) Pledgee's or any such Representative's failure to take as and when required any of the actions referenced in the first sentence of this Section 8(a) or to account to Pledgor for those amounts of money and other property -- and only for those amounts -- which it actually

HART01-84516-1
18916-18650
August 27, 1996
receives in connection with such administration or exercise and which it is required to pay over to Pledgor or apply to the Obligations under any other provision hereof, (ii) its failure to exercise reasonable care as and to the extent required in Section 7 hereof or (iii) its negligence or willful misconduct.

        (b) Pledgor shall pay or reimburse Pledgee on demand for all costs and expenses (including without limitation reasonable attorneys' fees and legal expenses) paid or incurred by Pledgee in connection with (i) any amendment of this Pledge Agreement and (ii) the exercise and enforcement of any of Pledgee's rights, powers and remedies hereunder, including without limitation its right to perform Pledgor's covenants and agreements hereunder to the extent Pledgor fails to do so. Pledgor further agrees to indemnify, defend and hold harmless Pledgee, its Representatives, successors and assigns from and against any and all liabilities, claims, actions, losses, damages, taxes, penalties, fines, costs and expenses (including reasonable attorneys' fees and legal expenses) which in any way arise out of or in connection with any of the actions or matters with respect to which Pledgor has a payment or reimbursement obligation under this
Section 8; PROVIDED, HOWEVER, that Pledgor shall have no obligation to indemnify Pledgee or any such Representative, successor or assign against any liabilities, claims, etc., resulting from such party's negligence or willful misconduct or its failure to exercise reasonable care as and to the extent required in Section 7 hereof. Until any reimbursement of costs or expenses or any indemnity payment required under this Section 8 is received by Pledgee in cash or immediately available funds, the amount thereof shall bear interest at the rate specified in the Credit Agreement for delinquent payments, and such amount and such interest shall constitute part of the Obligations secured by the Pledged Collateral.

     9. PLEDGOR  DEFAULTS.  The following shall constitute a "Pledgor  Default":
(i) Pledgor fails to perform or comply with any of its covenants or agreements hereunder; or (ii) a default or event of default occurs under the Financing Agreement.

        10. REMEDIES. (a) If a Pledgor Default has occurred and is continuing, Pledgee may at any time and from time to time exercise any and all rights and remedies available to it (i) hereunder and under the Financing Agreement and any other agreement or instrument then in effect between Pledgor and Pledgee and relating to the Obligations, including without limitation those rights and remedies set out in subsections (b) through (f) of this Section 10, and (ii) as a secured party under the Uniform Commercial Code as then in effect in the State of Connecticut (the "Code") and under any other applicable law or rule of law or equity. Should Pledgee elect to proceed by action at law or in equity to foreclose its security interest in and sell any or all of the Pledged Collateral, Pledgor waives (to the extent permitted by law) any rights it may then have in connection therewith to require Pledgee to post bonds, sureties or collateral security or to demand possession of any such Pledged Collateral pending judgment therein.

HART01-84516-1
18916-18650
August 27, 1996

        (b) To the extent permitted by federal and state securities laws, Pledgee may sell, assign, transfer, endorse and deliver all or, from time to time any part, of the Pledged Collateral at public or private sale, over the counter or at any broker's board or securities exchange, for cash, on credit or in exchange for other property, for immediate or future delivery, without advertisement or notice (except as provided in this subsection), and for such price and on such terms as Pledgee deems appropriate, PROVIDED only that all aspects of any such disposition are commercially reasonable within the requirements of Section 42a-9-504 of the Code, as defined and supplemented by the standards and agreements set forth herein. Pledgor agrees that to the extent notice of the time and place of any such public sale, or of the time after which Pledgee intends to make any such private sale or other disposition, is required under the Code, such notice shall be deemed commercially reasonable if transmitted by any of the means described in the Financing Agreement not less than fifteen (15) days prior thereto. Pledgee shall not be obligated to effect any sale of any or all of the Pledged Collateral, whether or not notice thereof has been given, and may adjourn any public or private sale from time to time by announcement at the time and place fixed for such sale, and such sale may be held without further notice at the time and place to which it was so adjourned.

        (c) At any such private or public sale, Pledgee shall be entitled to bid for and/or purchase the Pledged Collateral then being sold and may pay the price thereof by credit against the Obligations then outstanding. Any purchaser of any item(s) of the Pledged Collateral (including Pledgee) shall take such item(s) free from any right or claim of Pledgor, and Pledgor hereby waives, to the extent permitted by the Code and other applicable law, all rights of redemption and/or to any stay, exemption or appraisal which Pledgor now has or may hereafter acquire.

        (d) Pledgor agrees and acknowledges that requiring the issuer(s) of the securities included in the Pledged Collateral to register such securities under applicable provisions of federal and state securities laws would not be practicable and therefore could not be deemed commercially reasonable. Pledgor further agrees and acknowledges that in order to comply with applicable federal and state securities laws without effecting such registration, Pledgee may be required: (i) to sell or otherwise dispose of any or all of the Pledged Collateral at one or more private rather than public sales and (ii) to limit the prospective purchasers at such sale(s) to persons who will represent and agree that they are purchasing the securities they intend to acquire for their own account for investment and not with a view to the distribution or sale thereof, and who will be compelled to accept stringent restrictions on their ability to dispose of such securities. Accordingly, Pledgor agrees that: (i) Pledgee shall not incur any liability to Pledgor by reason of the fact that the price obtained for any or all the Pledged Collateral at such private sale(s) to investors restricted as provided above may be less than the price which might be obtained therefor at a public sale or unrestricted private sale and (iii) any and all private sales shall be deemed commercially reasonable even if (A) the amount received is less than the then-outstanding amount of the Obligations and/or (b) even if Pledgee accepts the first offer received or does not offer all or any part of the Pledged Collateral to more than one prospective

HART01-84516-1
18916-18650
August 27, 1996
purchaser, unless the sale in question is conducted in bad faith or in a manner manifestly unreasonable for sales of that type.

        (e) In case of any sale by the Pledgee of any item(s) of the Pledged Collateral on credit or for future delivery, such item(s) may be retained by the Pledgee until the selling price is paid by the purchaser(s) thereof, but the Pledgee shall incur no liability in case of failure of the purchaser to take up and pay for such item(s). In case of any such failure, such item(s) may be sold again upon notice, to the extent required by law, as provided in subsection (b) of this Section 10.

        (f) The proceeds of the sale or other disposition of the Pledged Collateral shall be applied first, to that part of the Obligations consisting of Pledgee's expenses (including without limitation reasonable attorneys' fees and legal expenses) in preparing for disposition and disposing of the Pledged Collateral and, to the extent not previously reimbursed by Pledgor and exercising and enforcing its rights, powers and remedies hereunder, and second, to the satisfaction of the then outstanding amount of Pledgor's indebtedness under the Financing Agreement and of all other Obligations then remaining unpaid. Pledgee shall account to Pledgor for any surplus and Pledgor shall be liable to Pledgee for any deficiency.

        11. AMENDMENTS, ETC. No provision of this Pledge Agreement may be amended, modified, supplemented or waived, and no consent to any departure therefrom by Pledgor may be given, except by a writing duly executed and delivered by the parties hereto, and any such amendment, modification, supplement or waiver shall be effective only as and to the extent provided therein.

        12. CUMULATIVE REMEDIES; NO WAIVERS BY PLEDGEE. All rights, powers and remedies of Pledgee (i) under this Pledge Agreement and the Financing Agreement and under any other agreements, instruments and other writings now or hereafter existing between Pledgor and Pledgee and relating to the Obligations, and (ii) under the Code and other applicable law, are cumulative and except as otherwise provided by law or in such agreements may be exercised concurrently or in any order of succession. Pledgee's failure to exercise or delay in exercising any of such rights, powers and remedies shall not constitute or imply a waiver thereof, nor shall Pledgee's single or partial exercise of any such right, power or remedy preclude its other or further exercise thereof, or the exercise of any other right, power or remedy. Pledgee's cure of any Pledgor Default shall not constitute a waiver thereof, and its waiver of one Pledgor Default shall not constitute a waiver of any subsequent Pledgor Default.

     13. PLEDGOR'S WAIVERS. Pledgor agrees that Pledgee's security interest in the Pledged Collateral shall be absolute and unconditional regardless of the existence or occurrence of, and expressly waives any defense or discharge which might otherwise arise from, any of the following:

HART01-84516-1
18916-18650
August 27, 1996

                (i) any lack of validity or enforceability of this Pledge Agreement, the Financing Agreement, the Credit Agreement or any other agreement or instrument relating hereto or thereto or otherwise relating to the Obligations;

                (ii) any change in the time, manner or place of payment of, or in any other terms of, any or all of the Obligations, or any other amendment or waiver of, or any consent to departure from, this Pledge Agreement or the Financing Agreement, the Credit Agreement or any other agreement, instrument or other writing now or hereafter existing between Pledgor and Pledgee and relating to the Obligations;

               (iii) any exchange, release or non-perfection of any other collateral, or any release, amendment or waiver of, or consent to departure from any guaranty, for any or all of the Obligations;

                (iv) Pledgee's resort, during the continuation of a Pledgor Default, to any or all of the Pledged Collateral for payment of all or part of the Obligations prior to proceeding against any other collateral or any other party primarily or secondarily liable for payment thereof; or

                (v) to the extent permitted by law, any other circumstance which might otherwise constitute a defense available to, or a discharge of, Pledgor in respect of the Obligations or this Pledge Agreement.

        14. TERMINATION; RELEASE OF PLEDGED COLLATERAL. This Pledge Agreement and the security interest granted hereunder shall terminate on the date on which all Obligations have been fully satisfied. Pledgee shall thereupon reassign and redeliver (or cause to be reassigned and redelivered) to Pledgor or such person(s) as Pledgor shall designate, against due execution and delivery by Pledgor or such person(s) of a receipt therefor satisfactory to Pledgee in form and substance, such items of the Pledged Collateral (if any) as are then held by Pledgee or its Representatives, together with appropriate instruments of reassignment and release. Any such reassignment shall be without recourse to or warranty by Pledgee or any such Representative and at the expense of Pledgor.

     15. NOTICES. All notices, requests, directions, consents, waivers and other communications hereunder shall be in writing and shall be transmitted by the means and to the addresses from time to time specified in the Financing Agreement.

        16. BINDING AGREEMENT; ASSIGNMENT. This Pledge Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; PROVIDED, HOWEVER, that Pledgor shall not assign or otherwise transfer any of its obligations, rights or interests hereunder without the prior written consent of Pledgee.

HART01-84516-1
18916-18650
August 27, 1996

        17. GOVERNING LAW; SEVERABILITY. This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut. Wherever possible each provision of this Pledge Agreement shall be construed in such manner as to be valid and enforceable under applicable law, but if any provision hereof shall be deemed invalid or unenforceable to any extent in any jurisdiction, such provision shall be ineffective only to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remainder of such provision or any of the other provisions hereof, and any such invalidity or unenforceability in one jurisdiction shall not render such provision ineffective in any other jurisdiction.

        18. JURISDICTION; IMMUNITIES. (a) The Pledgor hereby irrevocably submits to the jurisdiction of any Connecticut State or United States Federal court sitting in Connecticut over any action or proceeding arising out of or relating to this Pledge Agreement, and the Pledgor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Connecticut State or Federal court. The Pledgor irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Pledgor at its address specified in Section 7.4 of the Financing Agreement. The Pledgor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Pledgor further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Pledgor further agrees that any action or proceeding brought against the Pledgee shall be brought only in Connecticut State or United States Federal courts sitting in Connecticut.

        (b) Nothing in this Section 18 shall affect the right of the Pledgee to serve legal process in any other manner permitted by law or affect the right of the Pledgee to bring any action or proceeding against the Pledgor or its Property in the courts of any other jurisdictions.

        19. TITLES; COUNTERPARTS. Section titles are for convenience only and shall not define, limit, amplify, supplement or otherwise modify or affect the substance or intent of this Pledge Agreement or any provision hereof. This Pledge Agreement may be executed in two(2) or more counterparts, each of which shall when executed by both parties be deemed to be an original but all of which together shall constitute one and the same agreement.

HART01-84516-1
18916-18650
August 27, 1996

        IN WITNESS WHEREOF, each of the parties hereto has caused this Pledge Agreement to be duly executed by its respective authorized officer as of the date first above written.

                                                   WESTBRIDGE CAPITAL CORP.

                                                   By: /S/ PATRICK J. MITCHELL

                                                  Name: Patrick J. Mitchell
                                                  Title: Chief Financial Officer

                                                   FLEET NATIONAL BANK

                                                   By: /S/ ANSON HARRIS

                                                 Name: Anson Harris
                                                 Title: Assistant Vice President

HART01-84516-1
18916-18650
August 27, 1996

                                                                    ATTACHMENT A

                          ISSUED AND OUTSTANDING SHARES

                                OF CAPITAL STOCK

NAME OF ISSUER           NO. OF SHARES              CERTIFICATE NO.(S)

Westbridge Funding          50                             2
  Corporation





HART01-84516-1
18916-18650
August 27, 1996

                                                                   EXHIBIT 10.36

                                PLEDGE AGREEMENT

        This PLEDGE AGREEMENT dated as of July 25, 1996 (this "Pledge Agreement") is between WESTBRIDGE CAPITAL CORP., a Delaware corporation ("Pledgor"), and FLEET NATIONAL BANK, a national banking association, formerly known as Fleet National Bank of Connecticut ("Pledgee"). Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement dated as of December 28, 1995 between Westbridge Funding Corporation ("WFC") and Pledgee, as amended from time to time (as so amended, the "Credit Agreement"), shall have the meaning assigned to them therein.

                                    RECITALS:

        1. Pledgor owns, on and as of the date on which this Pledge Agreement is executed and delivered, 100% of the issued and outstanding shares of the capital stock of National Foundation Life Insurance Company, a Delaware corporation ("NFL"), which shares (including any certificates and/or other tangible evidences thereof) are more specifically described in ATTACHMENT A hereto.

        2. Pursuant to the Credit Agreement, the Pledgee has agreed, on certain terms and conditions to make one or more revolving loans to WFC in an aggregate principal amount not to exceed $20,000,000 (the "Revolving Loans"), which Revolving Loans are evidenced by a single promissory note in favor of the Pledgee in the principal amount of $20,000,000 (the "Revolving Note"), due and payable in accordance with the terms of the Credit Agreement.

        3. Pursuant to the Guaranty Agreement dated as of December 28, 1995 by Pledgor in favor of the Pledgee (said Guaranty Agreement as currently in effect and as from time to time amended, modified or supplemented being herein called the "Financing Agreement"), Pledgor has (i) guaranteed the full and punctual payment and performance by WFC of its obligations under the Credit Agreement and the Revolving Note and (ii) agreed to execute and deliver this Pledge Agreement, subject to receipt of all required regulatory approvals, which approvals now have been received.

        NOW, THEREFORE, in consideration of such financing and for other good and valuable consideration, receipt of which is hereby acknowledged, Pledgor and Pledgee agree as follows:

        1. PLEDGE AND DELIVERY. (a) To secure the prompt and complete payment and performance when due of the Obligations (as defined in Section 1(b) hereof), Pledgor hereby pledges, assigns and delivers to Pledgee, and grants Pledgee a continuing security interest in, all of the following property and rights and interests in property (all such property, rights and interests being hereinafter collectively called the "Pledged Collateral"):

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

               (i) all issued and outstanding shares of the capital stock of NFL (the "Pledged Subsidiary") described in ATTACHMENT A hereto, and any additional shares of the capital stock of any class or series of the Pledged Subsidiary which Pledgor may at any time and from time to time hereafter purchase or otherwise acquire, together with the certificates and/or other instruments or writings representing them (such shares, certificates and other writings being hereinafter collectively called the "Pledged Shares");

               (ii) (A) all shares and other securities and all warrants, rights and options (such shares, securities, warrants, rights and options together with the certificates and/or other instruments or writings representing them being hereinafter collectively called the "Additional Pledged Securities") and (B) all money and other property, at any time and from time to time received or receivable by or distributed or distributable to Pledgor from the issuer of any or all of the Pledged Shares (whether in the ordinary course of such issuer's business or representing or resulting from cash or stock dividends, stock splits or reclassifications, the recapitalization, reorganization, merger, consolidation, disposition of assets, liquidation or dissolution of such issuer, the exercise by Pledgor of warrants, rights or options, or any other action or cause) in exchange or substitution for or otherwise in respect of any or all of the Pledged Shares or earlier-issued Additional Pledged Securities; and

               (iii)  all proceeds of any or all of the foregoing.

        (b) As used herein, the term "Obligations" shall mean all indebtedness, liabilities and obligations of any kind of Pledgor to Pledgee (whether directly as principal or maker or indirectly as guarantor, surety, endorser or otherwise), now or hereafter existing, due or to become due, howsoever incurred, arising or evidenced, whether of principal or interest or payment or performance, and all obligations of the Pledgee now or hereafter existing under this Pledge Agreement.

        (c) Prior to the execution and delivery hereof by Pledgee, Pledgor shall have delivered to Pledgee, and Pledgee by such execution and delivery shall acknowledge its prior receipt of, the certificate(s) and/or other instruments and documents evidencing all of the Pledged Shares, Additional Pledged Securities and all other items of the Pledged Collateral then owned by Pledgor. Pledgor agrees that it shall immediately deliver to Pledgee any and all of the Pledged Shares, Additional Pledged Securities and other Pledged Collateral (including any and all certificates and/or other instruments or documents representing each item thereof) which it acquires in any way at any time after such execution and delivery. Upon delivery to Pledgee, each item of the Pledged Collateral shall be accompanied by, as appropriate, (i) undated, duly executed stock powers endorsed by Pledgor either in blank or to Pledgee in a manner which Pledgee deems satisfactory, and/or (ii) such other instruments or documents as Pledgee shall reasonably request.

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

     2. PLEDGOR'S REPRESENTATIONS, WARRANTIES AND COVENANTS. (a) Pledgor represents and warrants that: (i) Pledgor has the right, power and authority to execute, deliver and perform this Pledge Agreement and to pledge, assign, deliver, transfer and grant a security interest in the Pledged Collateral; (ii) this Pledge Agreement constitutes the legal, valid and binding obligation of Pledgor, enforceable against Pledgor in accordance with its terms except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to any limitation that may restrict Pledgee from selling, voting or exercising control over NFL without obtaining approval of the Insurance Commissioner; (iii) Pledgor has good title to all of the Pledged Shares and is the legal record and beneficial owner of each of the Pledged Shares (and will have good title to and be the legal record and beneficial owner of each other item of Pledged Collateral, including any Additional Pledged Securities), free and clear of all encumbrances except Pledgee's security interest hereunder; (iv) each of the Pledged Shares and Additional Pledged Securities is, or will be when acquired by Pledgor and pledged hereunder, duly and validly issued and fully paid and non-assessable, and there are no restrictions on the transfer of any thereof other than such restrictions as appear on the certificates or other instruments or writings representing them, or as are referred to in clause (ii) above or otherwise may be imposed under applicable law; (v) no action other than the delivery of each item of the Pledged Collateral to, and its continued possession by, Pledgee or any of its agents or nominees is necessary to maintain a perfected, first-priority security interest in such item in favor of Pledgee; and (vi) no authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency are necessary for the execution, delivery or performance by the Pledgor of this Pledge Agreement or for the validity or enforceability hereof except those which have already been obtained and remain in full force and effect.

        (b) Pledgor covenants and agrees that it will at its expense (i) defend both its own rights and interests and Pledgee's rights and security interest in and to the Pledged Collateral against the claims and demands of all other persons and (ii) execute and deliver to Pledgee such further conveyances, agreements, assignments, instruments and other writings, and take such further action, as Pledgee may request in order to obtain the full benefit of this Pledge Agreement, the Pledged Collateral, and the rights, powers and remedies granted to Pledgee hereunder. Pledgor further covenants and agrees that until all Obligations have been satisfied and this Pledge Agreement has been terminated, Pledgor will not without Pledgee's prior written consent sell, assign, transfer, exchange or otherwise temporarily or permanently dispose of any item of the Pledged Collateral, or offer or contract to do so, and will not without such consent create, incur, assume or permit to exist any security interest, pledge, claim or other charge or encumbrance on or with respect to any such item other than the security interest granted to Pledgee hereunder.

     3. NAMES IN WHICH PLEDGED SHARES AND ADDITIONAL PLEDGED SECURITIES MAY BE REGISTERED. Upon the occurrence of any Pledgor Default (as defined in Section 9 hereof), Pledgee

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm
shall be entitled to hold any or all of the Pledged Shares and Additional Pledged Securities in its own name, the name(s) of one or more of its nominees or the name of Pledgor endorsed or assigned in blank or in favor of Pledgee. With respect to any of the Pledged Shares and/or Additional Pledged Securities which Pledgee wishes to hold in its own name or the name of any nominee in accordance with this Section 3, Pledgee (acting in its own name and capacity or as Pledgor's attorney-in-fact pursuant to the power of attorney granted to Pledgee in Section 5 hereof) may have such Pledged Shares and Additional Pledged Securities registered accordingly on the books of the issuer(s) thereof, and Pledgor shall cooperate fully with Pledgee in causing such issuer(s) to effect such transfer and registration.

        4. VOTING RIGHTS; DISTRIBUTIONS, ETC. (a) Subject to Section 4(c), Pledgor shall be entitled to exercise any and all voting and/or consensual rights and powers accruing to an owner of the Pledged Shares and Additional Pledged Securities for any purpose not inconsistent with (A) the provisions of this Pledge Agreement and the Financing Agreement and applicable insurance and other law and (B) the preservation of the value of and Pledgee's security interest in the Pledged Collateral.

        (b) Subject to Section 4(c), Pledgor shall be entitled to receive and retain all cash dividends, interest and other cash distributions payable in respect of the Pledged Collateral to the extent that such distributions are permitted by law.

        (c) Upon the occurrence and during the continuance of a Pledgor Default, Pledgor may thereafter continue to exercise any and all voting and consensual rights and powers until such time as Pledgee shall notify Pledgor in writing that Pledgee intends to assume and, subject to Section 15, exercise the same, and all powers described in Section 4(b) to receive the dividends, interest and other cash distributions described in such Section shall cease, and all such rights shall thereupon become vested in Pledgee.

        (d) Upon the occurrence and during the continuance of a Pledgor Default and subject to Section 15, Pledgee may, in its own name and capacity or as Pledgor's attorney-in-fact, collect, receive, endorse and deposit all Additional Pledged Securities, money, cash proceeds, instruments and any and all other property which is or may at any time become payable in respect of any or all of the Pledged Collateral and which Pledgee is or may become entitled to receive under subsection (a) or (b) of this Section 4. All such property so received by Pledgee may be retained by Pledgee as additional Pledged Collateral, and (i) all money and other cash proceeds so received may be applied by Pledgee to payment of the Obligations in such order as Pledgee may elect, whether or not a Pledgor Default shall then be continuing, and (ii) during the continuance of a Pledgor Default, all other property so received may be sold or otherwise disposed of by Pledgee as provided in Section 10 hereof and the proceeds thereof applied as also provided in such Section 10. Any and all money and other property received by Pledgor contrary to the provisions of this Section 4 shall be held by

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

Pledgor in trust for Pledgee, shall be segregated by Pledgor from Pledgor's other funds and property and shall promptly be delivered to Pledgee in exactly the form received by Pledgor, except for any necessary endorsements.

        5. PLEDGEE APPOINTED AS PLEDGOR'S ATTORNEY-IN-FACT. Subject to Section 15, Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact with full power in Pledgor's place and stead, in Pledgor's name or its own name and at Pledgor's expense, to execute, endorse and deliver any and all agreements, assignments, pledges, instruments and any other writings, and to take any and all other actions, which Pledgee may deem necessary or desirable to carry out the terms and effect the purposes of this Pledge Agreement and to exercise fully its rights and remedies hereunder. Pledgee may delegate any or all of such power to any of its officers, directors, employees, agents, nominees, stockholders and other representatives (hereinafter collectively called "Representatives") and to have any such Representative(s) exercise any such delegated power as substitute(s) for Pledgee. Pledgor hereby ratifies all that Pledgee and all such Representatives shall lawfully and properly do or cause to be done under this power of attorney, which power is coupled with an interest and shall be irrevocable until all Obligations have been satisfied and this Pledge Agreement has been terminated. So long as no Pledgor Default (as defined in Section 9 hereof) has occurred, Pledgee agrees to give Pledgor five (5) business days prior notice of its intention to exercise the power of attorney granted hereby.

        6. PLEDGEE'S RIGHTS TO PERFORM FOR PLEDGOR. If Pledgor shall at any time fail to perform or comply with any of its covenants and agreements hereunder, Pledgee may (but shall not be required or obligated to) take such action, in its own name and capacity or as Pledgor's attorney-in-fact, as Pledgee shall deem necessary or desirable to effect such performance or compliance.

        7. REASONABLE CARE OF PLEDGED COLLATERAL. Pledgee shall be deemed to have used reasonable care in the custody and preservation of the Pledged Collateral in its possession to the extent it accords such Pledged Collateral treatment which is substantially equal to that which Pledgee accords its own property of like kind; PROVIDED, HOWEVER, that Pledgee shall have no obligation, regardless of whether it takes any such action with respect to its own property,
(i) to ascertain or take action with respect to calls, tenders, conversions, exchanges, maturities or other matters involving or affecting any item(s) of such Pledged Collateral (whether or not Pledgee has actual or constructive knowledge of any such matters), unless reasonably requested by Pledgor to do so, or (ii) to take action to preserve rights against prior or other parties.

        8. LIMITATION OF PLEDGEE'S LIABILITY; REIMBURSEMENT OF EXPENSES AND INDEMNIFICATION. (a) Pledgor agrees that Pledgee shall have no obligation to take, or refrain from taking, any action with respect to the Pledged Collateral or Pledgor's rights and interests therein except for (i) the preservation and return of the Pledged Collateral in its possession as and to the extent provided, respectively, in Sections 7 and 14 hereof, (ii) the execution and delivery to Pledgor of certain

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm
instruments and other writings imposed by law and (iii) compliance with insurance regulatory requirements, if any, described in Section 15. Pledgor further agrees that neither Pledgee nor any of its Representatives shall have any liability to Pledgor, or to any person claiming rights against Pledgee by, through or under Pledgor, in any way arising out of or in connection with Pledgee's or any such Representative's administration of this Pledge Agreement or its exercise of any of its rights, power and remedies hereunder except for
(i) Pledgee's or any such Representative's failure to take as and when required any of the actions referenced in the first sentence of this Section 8(a) or to account to Pledgor for those amounts of money and other property -- and only for those amounts -which it actually receives in connection with such administration or exercise and which it is required to pay over to Pledgor or apply to the Obligations under any other provision hereof, (ii) its failure to exercise reasonable care as and to the extent required in Section 7 hereof or (iii) its negligence or willful misconduct.

        (b) Pledgor shall pay or reimburse Pledgee on demand for all costs and expenses (including without limitation reasonable attorneys' fees and legal expenses) paid or incurred by Pledgee in connection with (i) any amendment of this Pledge Agreement and (ii) the exercise and enforcement of any of Pledgee's rights, powers and remedies hereunder, including without limitation its right to perform Pledgor's covenants and agreements hereunder to the extent Pledgor fails to do so. Pledgor further agrees to indemnify, defend and hold harmless Pledgee, its Representatives, successors and assigns from and against any and all liabilities, claims, actions, losses, damages, taxes, penalties, fines, costs and expenses (including reasonable attorneys' fees and legal expenses) which in any way arise out of or in connection with any of the actions or matters with respect to which Pledgor has a payment or reimbursement obligation under this
Section 8; PROVIDED, HOWEVER, that Pledgor shall have no obligation to indemnify Pledgee or any such Representative, successor or assign against any liabilities, claims, etc., resulting from such party's negligence or willful misconduct or its failure to exercise reasonable care as and to the extent required in Section 7 hereof. Until any reimbursement of costs or expenses or any indemnity payment required under this Section 8 is received by Pledgee in cash or immediately available funds, the amount thereof shall bear interest at the rate specified in the Credit Agreement for delinquent payments, and such amount and such interest shall constitute part of the Obligations secured by the Pledged Collateral.

     9. PLEDGOR  DEFAULTS.  The following shall constitute a "Pledgor  Default":
(i) Pledgor fails to perform or comply with any of its covenants or agreements hereunder; or (ii) a default or event of default occurs under the Financing Agreement.

        10. REMEDIES. (a) If a Pledgor Default has occurred and is continuing, Pledgee may at any time and from time to time exercise any and all rights and remedies available to it (i) hereunder and under the Financing Agreement and any other agreement or instrument then in effect between Pledgor and Pledgee and relating to the Obligations, including without limitation those rights and remedies set out in subsections (b) through (f) of this Section 10, and (ii) as a secured party under

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm
the Uniform Commercial Code as then in effect in the State of Connecticut (the "Code") and under any other applicable law or rule of law or equity. Should Pledgee elect to proceed by action at law or in equity to foreclose its security interest in and sell any or all of the Pledged Collateral, Pledgor waives (to the extent permitted by law) any rights it may then have in connection therewith to require Pledgee to post bonds, sureties or collateral security or to demand possession of any such Pledged Collateral pending judgment therein.

        (b) Subject to Section 15 and to the extent permitted by federal and state securities laws, Pledgee may sell, assign, transfer, endorse and deliver all or, from time to time any part, of the Pledged Collateral at public or private sale, over the counter or at any broker's board or securities exchange, for cash, on credit or in exchange for other property, for immediate or future delivery, without advertisement or notice (except as provided in this subsection), and for such price and on such terms as Pledgee deems appropriate, PROVIDED only that all aspects of any such disposition are commercially reasonable within the requirements of Section 42a-9-504 of the Code, as defined and supplemented by the standards and agreements set forth herein. Pledgor agrees that to the extent notice of the time and place of any such public sale, or of the time after which Pledgee intends to make any such private sale or other disposition, is required under the Code, such notice shall be deemed commercially reasonable if transmitted by any of the means described in the Financing Agreement not less than fifteen (15) days prior thereto. Pledgee shall not be obligated to effect any sale of any or all of the Pledged Collateral, whether or not notice thereof has been given, and may adjourn any public or private sale from time to time by announcement at the time and place fixed for such sale, and such sale may be held without further notice at the time and place to which it was so adjourned.

        (c) At any such private or public sale, subject to Section 15, Pledgee shall be entitled to bid for and/or purchase the Pledged Collateral then being sold and may pay the price thereof by credit against the Obligations then outstanding. Any purchaser of any item(s) of the Pledged Collateral (including Pledgee) shall take such item(s) free from any right or claim of Pledgor, and Pledgor hereby waives, to the extent permitted by the Code and other applicable law, all rights of redemption and/or to any stay, exemption or appraisal which Pledgor now has or may hereafter acquire.

        (d) Pledgor agrees and acknowledges that requiring the issuer(s) of the securities included in the Pledged Collateral to register such securities under applicable provisions of federal and state securities laws would not be practicable and therefore could not be deemed commercially reasonable. Pledgor further agrees and acknowledges that in order to comply with applicable federal and state securities laws without effecting such registration, Pledgee may be required: (i) to sell or otherwise dispose of any or all of the Pledged Collateral at one or more private rather than public sales and (ii) to limit the prospective purchasers at such sale(s) to persons who will represent and agree that they are purchasing the securities they intend to acquire for their own account for investment and not with

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm
a view to the distribution or sale thereof, and who will be compelled to accept stringent restrictions on their ability to dispose of such securities. Accordingly, Pledgor agrees that: (i) Pledgee shall not incur any liability to Pledgor by reason of the fact that the price obtained for any or all the Pledged Collateral at such private sale(s) to investors restricted as provided above may be less than the price which might be obtained therefor at a public sale or unrestricted private sale and (iii) any and all private sales shall be deemed commercially reasonable even if (A) the amount received is less than the then-outstanding amount of the Obligations and/or (b) even if Pledgee accepts the first offer received or does not offer all or any part of the Pledged Collateral to more than one prospective purchaser, unless the sale in question is conducted in bad faith or in a manner manifestly unreasonable for sales of that type.

        (e) In case of any sale by the Pledgee of any item(s) of the Pledged Collateral on credit or for future delivery, such item(s) may be retained by the Pledgee until the selling price is paid by the purchaser(s) thereof, but the Pledgee shall incur no liability in case of failure of the purchaser to take up and pay for such item(s). In case of any such failure, such item(s) may be sold again upon notice, to the extent required by law, as provided in subsection (b) of this Section 10.

        (f) The proceeds of the sale or other disposition of the Pledged Collateral shall be applied first, to that part of the Obligations consisting of Pledgee's expenses (including without limitation reasonable attorneys' fees and legal expenses) in preparing for disposition and disposing of the Pledged Collateral and, to the extent not previously reimbursed by Pledgor and exercising and enforcing its rights, powers and remedies hereunder, and second, to the satisfaction of the then outstanding amount of Pledgor's indebtedness under the Financing Agreement and of all other Obligations then remaining unpaid. Pledgee shall account to Pledgor for any surplus and Pledgor shall be liable to Pledgee for any deficiency.

        11. AMENDMENTS, ETC. No provision of this Pledge Agreement may be amended, modified, supplemented or waived, and no consent to any departure therefrom by Pledgor may be given, except by a writing duly executed and delivered by the parties hereto, and any such amendment, modification, supplement or waiver shall be effective only as and to the extent provided therein.

        12. CUMULATIVE REMEDIES; NO WAIVERS BY PLEDGEE. All rights, powers and remedies of Pledgee (i) under this Pledge Agreement and the Financing Agreement and under any other agreements, instruments and other writings now or hereafter existing between Pledgor and Pledgee and relating to the Obligations, and (ii) under the Code and other applicable law, are cumulative and except as otherwise provided by law or in such agreements may be exercised concurrently or in any order of succession. Pledgee's failure to exercise or delay in exercising any of such rights, powers and remedies shall not constitute or imply a waiver thereof, nor shall Pledgee's single or partial exercise of any such right, power or remedy preclude its other or further exercise thereof, or the

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm
exercise of any other right, power or remedy. Pledgee's cure of any Pledgor Default shall not constitute a waiver thereof, and its waiver of one Pledgor Default shall not constitute a waiver of any subsequent Pledgor Default.

     13. PLEDGOR'S WAIVERS. Pledgor agrees that Pledgee's security interest in the Pledged Collateral shall be absolute and unconditional regardless of the existence or occurrence of, and expressly waives any defense or discharge which might otherwise arise from, any of the following:

                (i) any lack of validity or enforceability of this Pledge Agreement, the Financing Agreement, the Credit Agreement or any other agreement or instrument relating hereto or thereto or otherwise relating to the Obligations;

                (ii) any change in the time, manner or place of payment of, or in any other terms of, any or all of the Obligations, or any other amendment or waiver of, or any consent to departure from, this Pledge Agreement or the Financing Agreement, the Credit Agreement or any other agreement, instrument or other writing now or hereafter existing between Pledgor and Pledgee and relating to the Obligations;

               (iii) any exchange, release or non-perfection of any other collateral, or any release, amendment or waiver of, or consent to departure from any guaranty, for any or all of the Obligations;

                (iv) Pledgee's resort, during the continuation of a Pledgor Default, to any or all of the Pledged Collateral for payment of all or part of the Obligations prior to proceeding against any other collateral or any other party primarily or secondarily liable for payment thereof; or

                (v) to the extent permitted by law, any other circumstance which might otherwise constitute a defense available to, or a discharge of, Pledgor in respect of the Obligations or this Pledge Agreement.

        14. TERMINATION; RELEASE OF PLEDGED COLLATERAL. This Pledge Agreement and the security interest granted hereunder shall terminate on the date on which all Obligations have been fully satisfied. Pledgee shall thereupon reassign and redeliver (or cause to be reassigned and redelivered) to Pledgor or such person(s) as Pledgor shall designate, against due execution and delivery by Pledgor or such person(s) of a receipt therefor satisfactory to Pledgee in form and substance, such items of the Pledged Collateral (if any) as are then held by Pledgee or its Representatives, together with appropriate instruments of reassignment and release. Any such reassignment shall be without recourse to or warranty by Pledgee or any such Representative and at the expense of Pledgor.

     15. INSURANCE REGULATORY REQUIREMENTS. Anything in this Pledge Agreement to the contrary notwithstanding, Pledgee may not exercise any of the rights or powers described in Sections

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

4, 5 and 10 hereof or otherwise foreclose upon or sell the Pledged Shares or the Additional Pledged Securities, unless and until the Pledgee (and, in the cases of a sale of the Pledged Shares or the Additional Pledged Securities, the purchaser thereof) has complied, to the extent legally required, with all filing requirements of all applicable laws of Delaware regulating the acquisition of voting securities or control of any insurance company, and the acquisition of the Pledged Collateral and the Additional Pledged Securities and control of NFL by the Pledgee hereunder (or by the purchaser in any such sale) has, to the extent legally required, been duly approved in accordance with all applicable Delaware statutory and regulatory requirements and any other applicable laws.

     16. NOTICES. All notices, requests, directions, consents, waivers and other communications hereunder shall be in writing and shall be transmitted by the means and to the addresses from time to time specified in the Financing Agreement.

        17. BINDING AGREEMENT; ASSIGNMENT. This Pledge Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns; PROVIDED, HOWEVER, that Pledgor shall not assign or otherwise transfer any of its obligations, rights or interests hereunder without the prior written consent of Pledgee.

        18. GOVERNING LAW; SEVERABILITY. This Agreement shall be governed by and construed in accordance with the laws of the State of Connecticut. Wherever possible each provision of this Pledge Agreement shall be construed in such manner as to be valid and enforceable under applicable law, but if any provision hereof shall be deemed invalid or unenforceable to any extent in any jurisdiction, such provision shall be ineffective only to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remainder of such provision or any of the other provisions hereof, and any such invalidity or unenforceability in one jurisdiction shall not render such provision ineffective in any other jurisdiction.

        19. JURISDICTION; IMMUNITIES. (a) The Pledgor hereby irrevocably submits to the jurisdiction of any Connecticut State or United States Federal court sitting in Connecticut over any action or proceeding arising out of or relating to this Pledge Agreement, and the Pledgor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Connecticut State or Federal court. The Pledgor irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Pledgor at its address specified in Section 7.4 of the Financing Agreement. The Pledgor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Pledgor further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Pledgor further agrees that any action or proceeding brought against the Pledgee shall be brought only in Connecticut State or United States Federal courts sitting in Connecticut.

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

        (b) Nothing in this Section 19 shall affect the right of the Pledgee to serve legal process in any other manner permitted by law or affect the right of the Pledgee to bring any action or proceeding against the Pledgor or its Property in the courts of any other jurisdictions.

        20. TITLES; COUNTERPARTS. Section titles are for convenience only and shall not define, limit, amplify, supplement or otherwise modify or affect the substance or intent of this Pledge Agreement or any provision hereof. This Pledge Agreement may be executed in two(2) or more counterparts, each of which shall when executed by both parties be deemed to be an original but all of which together shall constitute one and the same agreement.

        IN WITNESS WHEREOF, each of the parties hereto has caused this Pledge Agreement to be duly executed by its respective authorized officer as of the date first above written.

                                                   WESTBRIDGE CAPITAL CORP.

                                                   By: /S/ PATRICK J. MITCHELL

                                                       Name: Patrick J. Mitchell
                                                  Title: Chief Financial Officer

                                                   FLEET NATIONAL BANK

                                                   By: /S/ ANSON HARRIS

                                                              Name: Anson Harris

                                                 Title: Assistant Vice President

HART01-78424-1
18916-18650

November 13, 1996 2:39 pm

                                                                    ATTACHMENT A

                                 ISSUED AND OUTSTANDING SHARES

                                       OF CAPITAL STOCK

NAME OF ISSUER                  NO. OF SHARES             CERTIFICATE NO.(S)

National Foundation Life          2,000,000                      1
 Insurance Company





HART01-78424-1
18916-18650

November 13, 1996 2:39 pm