Form 10-K
period 1996-12-31
WESTBRIDGE CAPITAL CORP
filed 1997-03-28
CIK 703701

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          Commission File Number 1-8538

                            WESTBRIDGE CAPITAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

           DELAWARE                            73-1165000

(State or Other Jurisdiction of      (I.R.S. Employer Identification Number)
Incorporation or Organization)

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

                           Yes X      No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $52,955,258 as of March 7, 1997.

At March 7, 1997, 6,075,156 shares of Common Stock were outstanding.

Certain items in Part III are incorporated by reference from the definitive Proxy Statement for the 1997 Annual Meeting of Stockholders.

                            WESTBRIDGE CAPITAL CORP.

                          1996 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                      PAGE

                                     PART I

ITEM    1.    Business                                                                    3

ITEM    2.    Properties                                                                 21

ITEM    3.    Legal Proceedings                                                          22

ITEM    4.    Submission of Matters to a Vote of Security Holders                        22


                                     PART II

ITEM    5.    Market for the Registrant's Common Stock and Related Stockholder Matters   24

ITEM    6.    Selected Financial Data                                                    25

ITEM    7.    Management's Discussion and Analysis of Financial Condition

                 and Results of Operations                                               26

ITEM    8.    Financial Statements and Supplementary Data                                37

ITEM    9.    Disagreements on Accounting and Financial Disclosure                       37


                                    PART III

ITEM 10.Directors and Executive Officers of the Registrant                               73

ITEM 11.Executive Compensation                                                           73

ITEM 12.Security Ownership of Certain Beneficial Owners and Management                   73

ITEM 13.Certain Relationships and Related Transactions                                   73


                                     PART IV

ITEM 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K                  73

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") (See Note 1-"Principles of Consolidation" to the Consolidated Financial Statements for a description of Westbridge's subsidiaries), markets medical expense and supplemental health insurance products and managed care health plans to individuals in 41 states. Since 1992, the Company has grown through a combination of acquisitions and, more recently, increased sales of its underwritten products. Primarily as a result of acquisitions, the Company's total premiums grew from approximately $56.7 million in 1992 to approximately $98.7 million in 1994. During the first quarter of 1995, the Company embarked on a strategy of expanding the number of agents in its marketing distribution system to increase sales of its underwritten products. As a result of this initiative, the Company's net annualized written premiums increased from $19.9 million in 1994 to $79.1 million in 1996 with total premiums increasing 59% to $156.8 million in 1996. During the middle of 1996, the Company reduced the marketing of its underwritten products due to statutory capital and surplus constraints caused by its rapid growth.

The Company has taken advantage of its marketing distribution system to market certain managed care health plans which are underwritten by Health Maintenance Organizations ("HMOs") and other non-affiliated managed care organizations. Through this marketing effort, which generates sales commissions, the Company's fee and service income has increased from approximately $2.3 million in 1995 to approximately $9.5 million in 1996. Fee and service income can be generated without regard to the statutory capital and surplus requirements that apply to the Company's underwritten products.

The Company's strategy is (i) to expand its underwriting and marketing of its Medical Expense Products in rural areas where managed care health plans are often unavailable, (ii) to increase its fee and service income by continuing to expand its marketing of managed care health plans underwritten primarily by HMOs and other managed care organizations, primarily in urban markets where managed care health plans are readily available, and (iii) to focus on cross-selling its Critical Care and Specified Disease Products with the managed care health plans it markets. The Company believes that its Critical Care and Specified Disease Products are attractive to managed care consumers who are concerned with the choice limitations of managed care health plans, particularly in the event of serious illness. In addition, the Company intends to evaluate opportunities for further growth through acquisitions.

MARKETING DISTRIBUTION SYSTEM

The Company markets health insurance products and managed care health plans through a distribution system of (i) general agencies in which the Company has a controlling ownership interest, and (ii) independently-owned general agencies which have entered into exclusive contractual arrangements to sell the Company's Medical Expense Products.

The Company has generally marketed its underwritten health insurance products to individuals on a one-on-one basis through agents who are independent contractors associated with general agencies. The Company's policies are sold to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage. In many cases, these individuals are employed by small business groups. In 1996, the Company began marketing managed care health plans underwritten primarily by HMOs and other managed care organizations, primarily in urban markets where managed care is the consumer's preferred health-care choice. This marketing effort has substantially increased the Company's fee and service income and enables it to cross-sell its underwritten supplemental health insurance to managed care health plan members.

The Company believes that its success in attracting and retaining agents is based on its unique distribution model which (i) begins with focused telemarketing to generate high quality sales leads at a relatively low cost,
(ii) includes
intensive training programs that yield highly productive agents, (iii) focuses upon the Company having an ownership interest in its major distributors to provide incentives for long-term stability, and (iv) offers innovative agent compensation which includes participation in the Company's restricted stock plan.

Agents' sales contacts generally result from leads generated either by a general agency or through outside sources. By providing its controlled and independent general agencies and their agents with sales leads which result in a high percentage of sales, the Company believes it is especially attractive to experienced agents as well as new agents entering the business. Consequently, the Company believes it can more easily attract new agents and retain agents who are a part of its existing general agencies. By utilizing a predictive automated dialing system, the Company believes its wholly-owned subsidiary, Precision Dialing Services, Inc. ("PDS") is able to generate a large number of quality sales leads for approximately two-thirds the cost of the national industry average.

To provide agents with a detailed understanding of its products and to assist its agents' sales efforts, the Company provides sales brochures and other marketing materials (including information about the Company) to its agents. In addition, the Company requires that every new agent complete a comprehensive review of the Company's compliance and procedures manual.

The Company has sought to develop its network of controlled general agencies to provide it with flexibility and long-term stability in its marketing relationships. To the extent that these general agencies sell commissioned products of HMOs and other managed care organizations, they provide additional fee and service income to the Company.

Agent compensation is an important factor in providing incentives for an agent's decision to market health insurance products offered by or through the Company over those health insurance products of competing insurers and to associate with a particular general agency. Agents typically receive commissions equal to a percentage of premiums paid which varies by policy type. First-year commissions on the Company's products typically range from 30% to 95% of collected premiums. Renewal commissions on the Company's products typically range from 3% to 30% of collected premiums. The Company also awards shares of its restricted stock to general agency managers and agents who meet specified production, persistency and quality of service criteria. These shares vest over a five-year period thereby providing agents with a long-term proprietary interest in maximizing the growth, profitability and overall success of the Company.

The principal general agencies in which the Company has a controlling ownership interest are LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), Senior Benefits, LLC ("Senior Benefits"), Health Care-One Insurance Agency, Inc.
("Health Care-One"), and Health Care-One Marketing Group, Inc. ("HCO Marketing"). These general agencies market a variety of insurance products underwritten by the Company, as well as HMO, Preferred Provider Organization ("PPO") and Medicare SELECT products underwritten by independent managed care organizations such as Blue Cross of California and UniCARE Life and Health Insurance Company ("UniCARE"), each of which are subsidiaries of WellPoint Health Networks Inc. ("WellPoint"), Foundation Health National Life Insurance Company ("Foundation Health") and MEDFIRST Health Plans of Louisiana, Inc.
("MEDFIRST"). The principal independent general agencies which sell the Company's products are Cornerstone National Marketing Corporation ("Cornerstone") and National Farm and Ranch Group, Inc. ("Farm & Ranch"), each of which currently markets the Company's Medical Expense Products.

Since prior to 1991, the Company's controlled and independent general agencies have accounted for substantially all of the Company's first-year premiums. During 1996, LifeStyles Marketing, Cornerstone, Senior Benefits and Farm & Ranch each accounted for over 10% of the Company's first-year premiums and together accounted for over 93% of the Company's first-year premiums. The Company believes that its relationships with its general agencies are good. However, there can be no assurance that such relationships will continue, or if they do continue, that they will remain profitable for the Company. The loss of, or significantly reduced sales efforts by, any of these general agencies, and the failure by the Company to replace such general agencies or otherwise offset such losses, could have a material adverse affect on the Company's business, financial condition or results of operations. In the event the Company desires to expand its marketing distribution system, there can be no assurance that it will be able to form additional general agency relationships or, if formed, that such relationships will result in increased sales or profitability for the Company.

CONTROLLED GENERAL AGENCIES

LIFESTYLES MARKETING GROUP, INC. LifeStyles Marketing was formed in 1988 as a joint venture by the Company and a non-affiliated insurance agency which was contracted to sell the Company's Medical Expense Products. The Company owns 51% of LifeStyles Marketing and entered into this investment to provide the Company with commissions received by LifeStyles Marketing for selling non-affiliated insurance carriers' products which were not then underwritten by the Company. The Company receives 50% of the profits (and losses) of LifeStyles Marketing and has agreed to finance LifeStyles Marketing's operations.

LifeStyles Marketing maintains its sales headquarters in Arlington, Texas and currently sells the Company's Medical Expense Products and the HMO and PPO products of UniCARE and Foundation Health. LifeStyles Marketing currently markets in ten states and intends to begin marketing in Virginia and Michigan in 1997.

SENIOR BENEFITS, LLC. The Company and an Arizona-based agency specializing in the sale of Medicare Supplement Products formed Senior Benefits in November 1993. The Company initially acquired 50% of Senior Benefits to establish a strong distribution network for its Medicare Supplement Products. The Company also entered into PPO Agreements with Columbia/HCA and other hospitals and health care providers to complement its "Medicare SELECT" products. In June 1996, the Company acquired the remaining 50% interest of Senior Benefits.

However, due to the relatively low margins for Medicare Supplement Products, the Company intends to significantly reduce its underwriting of these products in favor of marketing the Medicare Supplement Products of other insurers. In late 1996, Senior Benefits began marketing the Medicare Supplement Products of UniCARE.

Senior Benefits maintains its sales headquarters in Scottsdale, Arizona and, according to WellPoint data, is currently the leading marketer of UniCARE's Medicare SELECT product. Senior Benefits currently markets in two states and intends to expand its marketing of UniCARE's Medicare SELECT product by selling this product in Alabama, Georgia, Illinois, North Carolina and Tennessee during 1997.

HEALTH CARE-ONE INSURANCE AGENCY, INC. In late 1995, the Company formed Health Care-One, with an existing insurance agency specializing in marketing HMO and PPO products in California for WellPoint's Blue Cross of California subsidiary. The Company entered into this arrangement to increase its fee and service income by expanding its marketing of managed care health plans which are underwritten by HMOs and other managed care organizations. The Company owns 50% of Health Care-One.

Health Care-One maintains its sales headquarters in San Diego, California and, according to WellPoint data, is currently the leading marketer of individual health insurance products and managed care health plans for Blue Cross of California. During 1997, Health Care-One intends to begin cross marketing the Company's new "critical care" product to Blue Cross of California plan members.

HEALTH CARE-ONE MARKETING GROUP, INC. In 1996, the Company formed HCO Marketing to further increase its fee and service income by expanding its marketing of UniCARE's managed care products in states other than California.

The Company owns 80% of HCO Marketing.

HCO Marketing maintains its sales headquarters in San Diego, California and, according to WellPoint data, is currently the leading marketer of individual health insurance products and managed care health plans for UniCARE. During 1997, HCO Marketing intends to expand its marketing of UniCARE's products by selling its products in Arizona, Illinois, Indiana and Virginia. Also during 1997, HCO Marketing intends to begin marketing MEDFIRST's products in Louisiana.

FREEDOM MARKETING, INC. The Company formed Freedom Marketing as a wholly-owned subsidiary in 1996.

Freedom Marketing maintains its sales headquarters in Fort Worth, Texas and currently sells Medical Expense

Products and Critical Care and Specified Disease Products. The Company expects Freedom Marketing to generate significant submitted annualized premiums in 1997.

INDEPENDENT GENERAL AGENCIES

CORNERSTONE NATIONAL MARKETING CORP. Cornerstone is an independent general agency which specializes in the marketing of association group insurance programs to self employed individuals and small business owners. In October 1994, the Company entered into a Master General Agent's Contract with Cornerstone pursuant to which Cornerstone agreed to market Medical Expense Products underwritten exclusively by the Company. The Master General Agent's Contract is terminable by either party upon 180 days' notice.

Cornerstone maintains its sales headquarters in Arlington, Texas. Cornerstone currently markets the Company's Medical Expense Products in 11 states and, subject to the Company's ability to resume the growth in sales of its underwritten products, intends to begin selling such products in four additional states in 1997.

NATIONAL FARM AND RANCH GROUP, INC. Farm & Ranch is an independent general agency which specializes in the marketing of association group insurance programs to farmers, ranchers and other persons in the agricultural community. In December 1994, the Company entered into a General Agent's Contract with Farm & Ranch pursuant to which Farm & Ranch agreed to market Medical Expense Products underwritten exclusively by the Company. These products have been endorsed by two nationally recognized agricultural associations. The Master General Agent's Contract is terminable by either party upon 180 days' notice.

Farm & Ranch maintains its sales headquarters in Fort Worth, Texas. Farm & Ranch currently markets the Company's Medical Expense Products in 12 states and, subject to the Company's ability to resume the growth in sales of its underwritten products, intends to begin selling such products in Illinois, Indiana and Ohio in 1997.

DESCRIPTION OF PRODUCT LINES

The major underwritten product lines currently being marketed by the Company are:

* "Medical Expense Products," which include policies providing reimbursement for various costs of medical and hospital care and offering reduced deductibles and coinsurance payments to policyholders which use the Company's contracted PPOs; and

* "Critical Care and Specified Disease Products," which include indemnity policies for treatment of specified diseases and "event specific" and "critical care" policies which provide fixed benefits or lump sum payments upon diagnosis of internal cancer or other catastrophic diseases.

Within each of these product lines, the Company continues to develop new policies and products to respond to changes in the health care environment. The Company has recently developed its "MSA Major Medical Plan" which allows individuals to take advantage of certain federal tax benefits by purchasing high deductible major medical insurance together with a medical savings account that includes a unique package of additional benefits. Additionally, the Company has developed a new "critical care" product to cross-sell in connection with its marketing of HMO and PPO products.

Historically, the Company has also underwritten a significant amount of "Medicare Supplement Products" designed to provide reimbursement for certain expenses not covered by the Medicare program. However, due to the relatively low margins for this product, the Company intends to significantly reduce its underwriting of these products in favor of marketing the Medicare Supplement Products of other insurers.

The major managed care products underwritten by HMOs and other managed care organizations which are currently being marketed by the Company are:

* HMO products underwritten by Blue Cross of California, MEDFIRST and Foundation Health;

*        PPO products underwritten by UniCARE; and

* Medicare SELECT products underwritten by UniCARE which utilize the Company's network of contracted Medicare SELECT providers.

Premium revenue for each of the Company's major underwritten product lines for each of the periods indicated is set forth below:

                                                           YEAR ENDED DECEMBER 31,
                                                         1996        1995       1994
                                                                (in thousands)

ACCIDENT AND HEALTH INSURANCE:
   MEDICAL EXPENSE PRODUCTS:
      Direct business
        First-year                                       $40,308    $16,352     $7,219
        Renewal                                           15,906      9,990      9,267
      Acquired business

        First-year                                          --          133       --
        Renewal (1)                                       14,057     19,436     18,350
      Other

        First-year                                          --         --            1
        Renewal                                            1,520      1,926      2,686
                                                        --------   --------   --------
   Total Medical Expense Products                         71,791     47,837     37,523
                                                        --------   --------   --------

   CRITICAL CARE AND SPECIFIED DISEASE PRODUCTS:

      Direct business

        First-year                                         1,227      1,254      1,476
        Renewal                                           12,520     13,009     13,321
      Acquired business

        First-year (2)                                       788          1         53
        Renewal (1) (2)                                   15,677      8,900      7,954
      Reinsurance assumed

        First-year                                         1,188      4,437      2,363
        Renewal                                            2,814      5,474      5,484
                                                        --------   --------   --------
   Total Critical Care and Specified Disease Products     34,214     33,075     30,651
                                                        --------   --------   --------

   MEDICARE SUPPLEMENT PRODUCTS:

      Direct business

        First-year                                        17,852     12,359      3,952
        Renewal                                           11,895      3,011         43
      Acquired business

        First-year                                          --           79          3
        Renewal (1)                                       17,788     20,566     22,996
      Other

        First-year                                             8       --         --
        Renewal                                            2,343      2,617      3,090
                                                        --------   --------   --------
   Total Medicare Supplement Products                     49,886     38,632     30,084
                                                        --------   --------   --------
        Total Accident and Health Insurance              155,891    119,544     98,258
                                                        --------   --------   --------

LIFE INSURANCE:

      Total Life Insurance                                   889        549        445
                                                        --------   --------   --------
        Total Premium Revenue                           $156,780   $120,093    $98,703
                                                        ========   ========   ========

(1) Includes revenue from policies acquired in the acquisition of National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT") in April 1994.

(2) Includes revenue from policies acquired in the acquisition of Freedom Life Insurance Company of America's ("FLICA") parent, Freedom Holding Company ("FHC"), in May 1996.

The Company's products are designed with flexibility as to benefits and premium payments and can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. These products have fixed, capped or limited benefits and are designed to reduce the potential financial impact of covered illnesses and injuries.

Set forth below is a summary of the principal products the Company currently underwrites, as well as those which are no longer sold but continue to generate premium revenue through renewals.

MEDICAL EXPENSE PRODUCTS. The Company's Medical Expense Products are designed to reimburse insureds for expenses incurred for hospital confinement, surgical expenses, physician services, out-patient benefits and the cost of medicines immediately following a hospital stay. Out-patient benefits and maternity benefits are also available. The policies provide a number of options with respect to deductibles, coinsurance percentages, maximum benefits and stop-loss limits and offer reduced deductibles and coinsurance payments to policyholders which use the Company's contracted PPOs. In addition, certain policies include "inside limits" on benefits during hospital confinement. After the annual deductible is met, the insured is responsible for a percentage of eligible expenses up to a specified stop-loss limit. Thereafter, eligible expenses are covered by the Company up to certain maximum policy limits.

The Company's Medical Expense Products are individually underwritten based upon medical information provided by the applicant prior to issue. Information in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. These policies are conditionally renewable at the Company's option.

The Company's Medical Expense Products are marketed primarily by LifeStyles Marketing, Cornerstone, and Farm & Ranch and are sold primarily to members of non-affiliated associations which consist of self-employed individuals, small business owners and members of the agricultural community. In addition, the Company has recently developed its "MSA Major Medical Plan" which allows individuals to take advantage of certain federal tax benefits by purchasing high deductible major medical insurance together with a medical savings account and other unique benefits, including a Westbridge affinity Visa debit card and a prescription drug consumer card. The Company began marketing the MSA Major Medical Plan in March 1997.

CRITICAL CARE AND SPECIFIED DISEASE PRODUCTS. The Company's Critical Care and Specified Disease Products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" and "critical care" policies which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases. Benefits are payable directly to the policyholder following diagnosis of or treatment for a covered illness or injury. The payments are designed to help reduce the potential financial impact of these illnesses or injuries and may be used at the policyholder's discretion for any purpose, including helping to offset non-medical expenses or medical-related expenses not paid by the policyholder's other health insurance. The amount of benefits provided under the Company's Critical Care and Specified Disease Products is not necessarily reflective of the actual cost expected to be incurred by the insured as a result of the illness or injury. Critical Care and Specified Disease Products are generally guaranteed renewable.

Critical Care and Specified Disease Products are generally issued by the Company after an application form is filled out by the agent on behalf of the prospective insured. Policies are not available to anyone who has been diagnosed as having the disease prior to the date of policy issuance.

The Company's Critical Care and Specified Disease Products are currently marketed by LifeStyles Marketing and Freedom Marketing. The Company has recently introduced a "critical care" product which provides supplemental coverage to HMO and PPO plan members and allows them to obtain a lump sum payment upon diagnosis of internal cancer, heart attack, kidney failure or organ transplant. The lump sum benefit can be used to obtain specialized or experimental treatment not ordinarily available to HMO and PPO members.

MEDICARE SUPPLEMENT PRODUCTS. The Company's Medicare Supplement Products provide coverage for many of the medical expenses which the federal Medicare program does not cover, such as copayments, deductibles and specified losses which exceed the federal program's maximum benefits. The Company also underwrites a Medicare SELECT policy which is designed to provide benefits which supplement Medicare at attractive rates by taking advantage of arrangements with hospitals, other health care providers and PPOs. These arrangements typically provide that a hospital or health care provider will agree to waive Medicare's Part A initial deductible, thereby reducing the total benefit expenses associated with a hospital stay. The Company's Medicare Supplement Products are guaranteed renewable.

The Omnibus Budget Reconciliation Act of 1990 mandated, among other things, standardized policy features in Medicare Supplement plans and, in response, the NAIC created ten model Medicare Supplement plans. In states that have adopted the NAIC model, only those 10 policies can be sold. In November 1993, the Company began underwriting four of the model plans.

The Company's Medicare Supplement Products are currently marketed primarily by Senior Benefits. However, due to the need for a large number of policies in force necessary to generate significant profits on this relatively low margin product, the Company intends to significantly reduce its underwriting of these products in favor of marketing the Medicare Supplement Products of other insurers.

LIFE INSURANCE. The Company began marketing its EZ-100 life plan in 1995. EZ-100 is an individually underwritten whole life insurance product designed to serve as a complement to accident and health insurance products. EZ-100 is issued in face amounts ranging from $3,000 to $20,000, and may be marketed by any of the Company's general agencies.

While the Company substantially discontinued active sales of ordinary life insurance products in 1979, it continues to receive renewal premiums on ordinary life policies in force sold prior to that date.

ACQUISITIONS

The Company believes that conditions in the accident and health insurance industry have created, and will continue to create in the short term, opportunities to acquire health insurance companies and blocks of insurance policies at a lower cost that would be required to produce such business. Larger companies are reducing administrative costs by divesting blocks of business which are outside such companies' core product lines. In addition, smaller companies are finding it difficult to remain competitive. The Company has completed several acquisitions since 1992 and intends to evaluate opportunities for further growth through acquisitions as such opportunities become available. The Company is not currently actively pursuing any opportunities to acquire additional insurance companies or blocks of business.

In September 1992, the Company purchased a block of Medicare Supplement policies from American Integrity Insurance Company ("AII") having annualized premium revenues of approximately $42 million. The purchase was accomplished through a combination of indemnity and assumption reinsurance agreements.

In March 1993, the Company purchased an additional block of Medicare Supplement policies from Life and Health Insurance Company of America ("LHI") having annualized premium revenues of approximately $4 million. The purchase was accomplished through a combination of indemnity and assumption reinsurance agreements.

In February 1994, the Company purchased a closed block of cancer indemnity insurance from Dixie National Life Insurance Company ("DNL") with annualized premiums of approximately $4.5 million. The acquisition was completed by way of assumption reinsurance agreements and did not require additional financing.

In April 1994, the Company completed the acquisition of NFIC and AICT. At that time, the acquired companies' combined health insurance policies in force consisted of approximately 102,000 policies with approximately $45 million in annualized premiums in business lines substantially similar to those of the Company. Both acquired companies ceased writing new business in the first six months in 1992. However, in 1995 the Company began underwriting certain Medical Expense Products and certain Medicare Supplement Products through NFIC and AICT.

In May 1996, the Company acquired the 60% ownership interest in FHC which it did not then own. The Company previously coinsured a majority of the existing business of FLICA, FHC's wholly-owned subsidiary.

HOME OFFICE OPERATIONS

Except for Health Care-One, HCO Marketing, LifeStyles Marketing, PDS, Senior Benefits, and Westbridge Printing Services, Inc. ("WPS"), none of the Company's subsidiaries has any branch offices and, other than incidental travel by employees, the subsidiaries conduct their entire operations at the Fort Worth office (the "Home Office"). The functions carried out at the Home Office include policy issue and underwriting, policyowner service, claims processing, agency service and other administrative functions such as data processing, legal, accounting and actuarial.

The Company's policy issue and underwriting departments review policy applications. The industry practice does not require physical examinations and tests before a policy is issued. However, the Company's underwriting personnel will generally telephone an applicant for a Medical Expense Product to verify the information set forth in the policy application and the policy benefits being sold, and will often contact the applicant's physician in the verification process. These telephone calls are recorded. Applicants for the Company's Critical Care and Specified Disease Products must certify in writing that they meet certain health standards established by the Company before the policy will be issued. Most applicants for the Company's Medicare Supplement Products fill out an application and, based on the historical health information certified therein, the Company makes a determination whether to issue the policy. Certain applicants, during a six-month "window" after reaching age 65, are not required to provide historical health information.

The Company's policyowner service department and agency service department are responsible for responding to policyowner and agent requests for information or services. The claims processing department reviews benefit claims submitted by policyowners, determines the benefits payable and processes the claim payments.

RESERVE POLICY AND ADEQUACY

The Company's reserves consist of two separate components: the claim reserves and the policy benefit reserves. The claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. The Company's consulting actuary estimates these reserves based upon analysis of claim inventories, loss ratios and claim lag studies. These estimates are developed in the aggregate for claims incurred (whether or not reported). The claim reserves include an amount which will not be paid out until subsequent reporting periods, but which is recorded in the current period for reporting purposes. Policy benefit reserves are established by the Company for benefit payments which have not been incurred but which are estimated to be incurred in the future. The policy benefit reserves accounted for approximately 58% of the Company's total reserves as of December 31, 1996. The policy benefit reserves are calculated according to the net level premium reserve method, and are equal to the discounted present value of the Company's expected future policyholder benefits, minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of policy insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with generally accepted accounting principles ("GAAP").

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Company's policy benefit reserves, the Company relies primarily upon its own benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. The Company's persistency rates have a direct impact upon its policy benefit reserves, because the determinations for this reserve are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and accordingly, the policy benefit reserves will be increased or decreased.

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

The adequacy of the Company's policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident victims (such as out-patient versus in-patient care) or prolong the life expectancy of such victims. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of the Company's reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the Company insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the Company needing to post additional reserves, which could have a material adverse effect upon its business, financial condition or results of operations.

National Foundation Life Insurance Company ("NFL"), FLICA, NFIC and AICT (together, the "Insurance Subsidiaries") are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment result assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition expenses as they are incurred, rather than capitalizing and amortizing them over the expected life of the policy. Although the effect of this requirement is moderated by the allowance under SAP of an accounting procedure known as the "two year preliminary term" reserve valuation method, which allows the Company to defer any accumulation of policy benefit reserves until after the second policy year, the immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions to stockholders.

REGULATION

The Company and the Insurance Subsidiaries are subject to regulation and supervision in all jurisdictions in which they conduct business. In general, state insurance laws establish supervisory agencies with broad administrative powers relating to, among other things, the granting and revoking of licenses to transact business, regulation of trade practices and premiums, licensing of agents, approval of content and form of policies, maintenance of specified reserves and statutory capital and surplus, deposits of securities, form and content of required financial statements, nature of investments and limitations on dividends to stockholders. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders.

The Company's health insurance products are subject to rate regulation by state insurance departments which generally require that certain minimum loss ratios be maintained. The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced.

Most states in which the Company writes health insurance products have adopted the loss ratios recommended by the National Association of Insurance Commissioners ("NAIC"). The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Company or (ii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimum ratios and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities, the Company may be required to reduce or refund premiums, which could have a material adverse effect on the Company's business, financial condition or results of operations.

The NAIC has developed Risk-Based Capital ("RBC") statutory requirements for insurance companies which require remedial action in the event an insurance company's statutory capital and surplus falls below the specified level. The RBC formula establishes capital requirements for four categories of risk: asset risk; insurance risk; interest rate risk; and business risk. The NAIC's RBC formula may be used by regulators as an analytical tool to monitor the adequacy of statutory capital and surplus of insurers. Under the model law, if an insurer's RBC, as determined under the RBC formula, falls below specified RBC levels, the insurer would be subject to different degrees of regulatory action depending upon the RBC level. At the initial problem level, the "Company Action Level," the insurer would be required to identify and propose actions to correct the risk-based capital deficiency and to provide the regulator with financial projections assuming both the absence and the presence of corrective action (collectively, an "RBC Plan"). At the second problem level, the "Regulatory Action Level," the insurer would be required to submit an RBC Plan and would be subject to such examination or analysis and to such orders specifying required corrective action as the insurance regulator deems necessary. At the third problem level, the "Authorized Control Level," the regulator may place the insurer under regulatory control if the regulator decides that would be in the best interests of policyholders, creditors and the public. At the fourth problem level, the "Mandatory Control Level," the model law requires the regulator to place the insurer under regulatory control. The NAIC's requirements are effective on a state by state basis if and when they are adopted by the regulators in the respective states. The States of Delaware and Mississippi have each adopted the NAIC's RBC guidelines. The State of Texas has developed a guideline for calculating RBC which varies from the NAIC's requirements. At December 31, 1996, each Insurance Subsidiary's RBC exceeded the "Company Action Level."

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, NFIC and AICT must each maintain minimum aggregate statutory capital and surplus of $1.4 million. Under Mississippi law, FLICA is required to maintain minimum statutory capital and surplus of $1 million. The State of Georgia requires licensed out-of-state insurers to maintain minimum statutory capital of $1.5 million and the Commonwealth of Kentucky requires minimum statutory surplus of $2 million, which levels are higher than those of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which each of NFL, NFIC and AICT must maintain is $3.5 million. FLICA must maintain a minimum of $4 million. At December 31, 1996, aggregate statutory capital and surplus for NFL, NFIC, AICT and FLICA was $14.4 million, $7.8 million, $8.2 million, and $14.8 million, respectively. According to SAP (as opposed to GAAP), costs associated with the issuance of new policies are charged to statutory surplus. These costs consist primarily of sales commissions and issuance costs. An increase in first-year sales of insurance products tend to reduce statutory surplus. Statutory net income (loss) for NFL, NFIC, AICT and FLICA for the year ended December 31, 1996 was $1.7 million, $(2.2) million, $(0.1) million, and $7 million, respectively. FLICA is an indirect wholly-owned subsidiary of NFL, and AICT is a wholly-owned subsidiary of NFIC. Accordingly, the statutory capital and surplus of NFL and NFIC includes the statutory capital and surplus of their respective subsidiary.

As part of their routine regulatory oversight process, state insurance regulators periodically conduct detailed examinations of the books, records, and operations of insurers. In 1996, an examination of NFL was concluded for the years 1993 through 1995 by the insurance department of the State of Delaware. In 1995, an examination for NFIC and AICT was concluded by the insurance department of Texas for the years 1991 through 1993. These examinations did not result in any significant adjustments to the statutory financial statements for the years under examination. In addition to conducting these examinations, state insurance regulatory authorities also conduct separate market conduct examinations. These examinations focus on an insurer's claims practices, policyholder complaints, policy forms, advertising practices and other marketing aspects. None of these examinations has resulted in any significant adjustments to the Company's operations.

Many states have enacted insurance holding company laws that require registration and periodic reporting by insurance companies within their jurisdictions. Such legislation typically places restrictions on, or requires prior notice or approval of, certain transactions within the holding company system, including, without limitation, dividend payments from insurance subsidiaries and the terms of loans and transfers of assets within the holding company structure.

Generally, before the Company is permitted to market an insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state's insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Company's policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company's operations. For example, certain states in which the Company does business have adopted NAIC model statutes and regulations relating to market conduct practices of insurance companies. Any limitations or other restrictions imposed on the Company's market conduct practices by the regulators of a state which has adopted the model statutes and regulations may also be imposed by the regulators in other states which have adopted such statutes and regulations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company's business, financial condition or results of operations.

Four states, Connecticut, Massachusetts, New Jersey and New York, have adopted statutes or insurance department regulations that either prohibit sales of policies that offer only "specified or dread disease" coverage (such as that provided by certain of the Company's Critical Care and Specified Disease Products) or require that such coverage be offered in conjunction with other forms of health insurance. The Company has never written insurance in those states and does not currently intend to enter those markets. The Company has no knowledge of legislative initiatives which would limit or prohibit the sale of "specified or dread disease" policies in other states in which the Company operates.

The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments which cannot be offset against future premium taxes are charged to expense. Assessments which qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. The Company paid approximately $21,000 during the year ended December 31, 1996, as a result of such assessments. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

Although the U.S. Government generally does not directly regulate the insurance business, federal initiatives often impact the insurance business in a variety of ways. Current and proposed federal measures which may significantly affect the insurance business include controls on the cost of medical care, medical entitlement programs (e.g., Medicare) and minimum solvency requirements for insurers.

The NAIC has recently taken action on the subject of assumption reinsurance. The Assumption Reinsurance Model Act was adopted in 1993 and is similar but, in certain respects, less restrictive than the federal bill. The Model Act provides a 25-month notice period and may allow a transfer after the expiration of such period even if the assuming insurer does not have a higher rating than the transferring insurer. The Model Act will have no legal effect until formally adopted by the states, although it can be expected to be relied upon by regulators in states without statutes, regulations or other defined rules expressly governing assumption reinsurance.

INVESTMENT POLICY AND RESULTS

Investment income is an important source of revenue and the Company's return on invested assets has a material effect on net income. The Company's investment policy is subject to the requirements of regulatory authorities regarding maintenance of minimum statutory reserves in order to meet future policy obligations for policies in force. Statutory reserves may only consist of certain types of admitted investments and the percentage mix of those assets is regulated by statute. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company's investment portfolio is managed by Conseco Capital Management, Inc.

Investment policy is determined by the Investment Committees of Westbridge and the Insurance Subsidiaries in accordance with guidelines set forth by their respective Boards of Directors. The current policy of Westbridge and each of the Insurance Subsidiaries is to balance the portfolio between long- and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims, interest on its indebtedness and dividends on the Westbridge's Series A Cumulative Convertible Redeemable Exchangeable Preferred Stock ("the Series A Preferred Stock"). The current schedule of the Company's invested asset maturities corresponds with the Company's expectations regarding anticipated cash flow payments based on the Company's policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 5% of the Company's assets may be invested in higher yielding non-investment grade securities. Although the Company's consolidated balance sheet at December 31, 1996 shows invested assets in real estate and mortgage loans, the Company's investment policy excludes the investment of new funds in real estate or mortgage loans . Since 1989 the Company has acquired no such assets in its portfolio.

The following table sets forth a summary of consolidated cash and invested assets of the Company for the dates indicated:

                                                              YEAR ENDED DECEMBER 31,

                                                              1996       1995       1994
                                                          ------------------------------
                                                                 (in thousands)
Cash                                                        $1,013     $2,013     $2,871
                                                          --------   --------   --------
Bonds:
   U.S. Government and related agencies                     26,108     35,658     39,753
   State, county and municipal                                 518      1,632      1,450
   Public utilities                                         11,016      8,700      8,778
   Industrial and miscellaneous                             53,955     40,490     40,783
                                                          --------   --------   --------
      Total Bonds                                           91,597     86,480     90,764
                                                          --------   --------   --------
Preferred stock                                                147        356        343
                                                          --------   --------   --------
Common stock                                                 1,449        183        126
                                                          --------   --------   --------
Investment in Freedom Holding Company (1)                     --        6,173      5,945
                                                          --------   --------   --------
Other Invested Assets:

   Mortgage loans on real estate                               658        639        768
   Policy loans                                                282        285        291
   Certificates of deposit and short-term investments        8,072     15,246      7,589
   Investment real estate                                     --          141        141
                                                          --------   --------   --------
      Total Other Invested Assets                            9,012     16,311      8,789
                                                          --------   --------   --------
        Total Cash and Invested Assets                    $103,218   $111,516   $108,838
                                                          ========   ========   ========

--------
(1) Represents the Company's 40% ownership interest prior to May 31, 1996. On May 31, 1996, the Company purchased the remaining 60% ownership interest of FLICA's parent, FHC. Subsequent to that date, the Company has consolidated the accounts of FHC in accordance with GAAP.

Included in the invested assets of the Company outlined in the preceding table are certain high-yield debt securities which are below a "BBB" or equivalent rating. These high-yield debt securities amounted to less than 1.5%, 0.7% and 0.1% of the Company's total cash and invested assets at December 31, 1996, 1995 and 1994, respectively.

The following table summarizes consolidated investment results for the periods shown:

                                                            YEAR ENDED DECEMBER 31,
                                                          1996        1995        1994
                                                      ---------------------------------
                                                      (in thousands, except percentages)

Total invested assets, cash and cash equivalents      $103,218    $111,516    $108,838
Net investment income (1)                                7,535       7,021       5,764
Realized gains on investments                               96         182         320
Average annual yield on total investments                  7.2%        7.0%        6.4%

--------
(1) Excludes interest on receivables from agents of $1.2 million, $0.4 million and $0 for the years ended December 31, 1996, 1995 and 1994, respectively.

The following table summarizes the Company's fixed maturity securities, excluding short-term investments, at December 31, 1996:

                            FIXED MATURITY SECURITIES

                                                                            Estimated
                                                       BOOK VALUE (1)      MARKET VALUE (2)
                                                     -----------------     -----------------
                                                      TOTAL       %               TOTAL    %
                                                     -------    -------    ----------    -----
                                                        (in thousands, except percentages)

Fixed maturity securities:
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                                     $12,987         14.1     $12,987       14.1
States, municipalities and political
  subdivisions                                             518          0.5         518        0.5
Finance                                                 24,873         27.1      24,873       27.1
Public utilities11,016                                                 12.0      11,016       12.0
Mortgaged-backed                                        13,121         14.3      13,121       14.3
All other corporate bonds                               29,082         31.6      29,082       31.6
Certificates of deposit                                    350          0.4         350        0.4
                                                       -------    -------    ----------    -----
  Total fixed maturity securities                      $91,947        100.0     $91,947      100.0
                                                       =======    =======    ==========    =====

---------------------
(1) At December 31, 1996, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable securities.

The Company's fixed maturity investment portfolio at December 31, 1996 was composed primarily of debt securities of the U.S. Government, corporations and mortgage-backed securities. Investments in the debt securities of corporations are principally in publicly-traded bonds.

Mortgage-backed securities represented approximately 14.3% of the estimated market value of the Company's total invested assets at December 31, 1996. Mortgage-backed securities investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments, at December 31, 1996:

               COMPOSITION OF FIXED MATURITY SECURITIES BY RATING

                                                                Estimated
                                           BOOK VALUE (1)     MARKET VALUE (2)
                                         ----------------    ----------------
RATINGS (3)                                TOTAL    %          TOTAL    %
-------------------------------------    -------    -----    -------    -----
                                         (in thousands, except percentages)
Investment grade:
  U.S. Government and agencies           $26,108       28.4  $26,108       28.4
  AAA                                      3,975        4.3    3,975        4.3
  AA                                       6,427        7.0    6,427        7.0
  A                                       29,074       31.6   29,074       31.6
  BBB                                     24,902       27.1   24,902       27.1
Non-Investment grade:

  BB                                         711        0.8      711        0.8
  B                                          750        0.8      750        0.8
                                         -------    -----    -------      -----
    Total fixed maturity securities      $91,947      100.0  $91,947      100.0
                                         =======    =====    =======      =====

-----
(1) At December 31, 1996, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable fixed maturity securities.

(3) Ratings are the lower of those assigned primarily by Standard & Poor's and Moody's when available, and shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable NAIC designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" and NAIC 2 fixed maturity securities have been classified as "BBB".

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly- traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6 with Class 1 as the highest quality rating. The following table sets forth the book and estimated market value of the Company's fixed maturity securities according to NAIC Designations and Standard & Poor's ratings at December 31, 1996:

                                NAIC DESIGNATIONS

                                                              Estimated
                                         BOOK VALUE (1)     MARKET VALUE (2)
                                      -------------------------------------
NAIC DESIGNATIONS (3)                    TOTAL    %          TOTAL    %
-----------------------------------    -------    -----    -------    -----
                                      (in thousands, except percentages)

NAIC 1 (AAA, AA, A)                    $65,584       71.3  $65,584       71.3
NAIC 2 (BBB)                            24,902       27.1   24,902       27.1
NAIC 3 (BB) and below                    1,461        1.6    1,461        1.6
                                       -------      -----  -------      -----
  Total fixed maturity securities      $91,947      100.0  $91,947      100.0
                                       =======      =====  =======      =====

-----
(1) At December 31, 1996, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable fixed maturity securities.

(3) Generally comparable to Standard & Poor's ratings. Comparisons between NAIC Designations and Standard & Poor's ratings are as published by the NAIC.

The scheduled maturities of the Company's fixed maturity securities, excluding short-term investments, at December 31, 1996 were:

              COMPOSITION OF FIXED MATURITY SECURITIES BY MATURITY

                                                                        Estimated
                                                   BOOK VALUE (1)     MARKET VALUE (2)
                                                  ------------------------------------
SCHEDULED MATURITY                                 TOTAL    %          TOTAL    %
                                                  (in thousands, except percentages)

Due in one year or less                           $2,602        2.8   $2,602        2.8
Due after one year through five years             25,395       27.6   25,395       27.6
Due after five years through ten years            29,621       32.2   29,621       32.2
Due after ten years                               21,208       23.1   21,208       23.1
Mortgage-backed securities                        13,121       14.3   13,121       14.3
                                                 -------    -----    -------    -----
  Total fixed maturity securities                $91,947      100.0  $91,947      100.0
                                                 =======    =====    =======    =====

 -----
(1) At December 31, 1996, all of the company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable fixed maturity securities.

REINSURANCE

CEDED. As is customary in the insurance industry, the Company cedes reinsurance to other insurance companies. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance (except for assumption reinsurance described below) but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Coinsurance Agreement") effective July 1, 1996 on the in-force Cancer, Heart and Intensive Care business. The Coinsurance Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. This ceding commission allowance will be repaid, inclusive of interest at 12.5%, as statutory profits are generated from the reinsured block of business. For the year ended December 31, 1996, the amount repaid was approximately $1.9 million. The ceding allowance payable at December 31, 1996, totaled $8.6 million. The Company must maintain in trust, investments with an estimated market value equal to 90% of the active life reserves on the reinsured business was approximately $14.7 million at December 31, 1996. Upon repayment of the initial ceding commission, statutory profits on the block of business will be shared on a 50/50 quota share basis. The Coinsurance Agreement is subject to recapture at anytime at the option of the Company.

The Company generally does not cede risks associated with its Medicare Supplement Products or Life Insurance Products. However, 100% of the Company's risks under its Accidental Death policies currently in force are reinsured. The Company also reinsures its risks under the Medical Expense Products on an excess of loss basis so that its maximum payment to any one beneficiary during any one-year period is limited ($100,000 in 1996) for any accident or illness. In accordance with industry practice, the reinsurance agreements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination date and the expiration dates.

ASSUMED. In the past, the Company has utilized coinsurance agreements to assume premiums and increase revenues. NFL and FLICA were party to such arrangements prior to NFL's acquisition of FHC. In 1996, prior to this acquisition, $4 million in premiums were assumed by NFL. Subsequent to the acquisition, those coinsurance arrangements were canceled.

USE IN ACQUISITIONS. Over the past four years, the Company has acquired blocks of policies in force from AII, LHI and DNL through the use of indemnity and assumption reinsurance. Using this process, the Company first acquires policies by insuring the risks of policies ceded by other insurers in the manner described above. Following such acquisition, the Company applies to each relevant state regulatory authority for approval to convert the indemnity reinsurance to assumption reinsurance. As regulatory approval from each state is obtained, the Company issues assumption certificates to policyholders in the approving state to provide notice of the Company's assumption of the primary obligation under the insurance policies assumed. There can be no assurance that regulatory approval will be granted by each relevant state, or as to the time required to obtain such approval.

HEALTH CARE REFORM

Health care reform has been and continues to be a legislative focus at both the federal and state levels. Such federal or state legislative reform, if enacted, could, among other things, further restrict the Company's ability to implement rate increases and could impose limitations on the profitability of certain of the Company's insurance products. Also, to the extent that such legislation guarantees major medical coverage to all United States residents and/or expands the scope of basic coverage, the demand for specified disease and supplemental insurance may be reduced, and certain health insurance business currently in force could experience high lapse rates. The Company cannot predict what effect, if any, yet to be enacted health care legislation or proposals will have on the Company if and when enacted. The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. No assurance can be given that enactment of any federal and/or state health care reforms will not have a material effect on the Company's business, financial condition or results of operations.

COMPETITION

The supplemental accident and health insurance industry in the United States is highly competitive. Although this market is fragmented, the Company competes with a large number of other insurers, some of which have been in business for a longer period of time and some of which have higher ratings by A.M. Best Company, Inc. ("A.M. Best") and substantially greater financial and other resources than the Company. A.M. Best, a nationally recognized insurance rating agency, assigns a rating which measures each company's relative financial strength and ability to meet its contractual obligations. In the markets in which the Company sells its products, the Company believes that its A.M. Best rating is not a significant factor affecting its ability to sell its insurance products.

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield and HMOs, provide various alternatives for defraying hospitalization and medical expenses. Much of this insurance is sold on a group basis to employer sponsored groups. The federal and state governments also provide programs for the payment of the costs associated with medical care through Medicare and Medicaid. These major medical programs generally cover a substantial amount of the medical expenses incurred as a result of accidents or illnesses. The Company's Medical Expense Products are designed to provide coverage which is similar to these major medical insurance programs but are sold primarily to persons not covered by an employer sponsored group.

The Company's Critical Care and Specified Disease Products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray nonmedical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with these insurers providing major medical insurance. However, expansion of coverage by other insurers could adversely affect the Company's business, financial condition or results of operations. Medicare Supplement Products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. To the extent that future government programs reduce participation by private entities in such government programs, they could adversely affect the Company's business, financial condition or results of operations.

The Company competes directly with other insurers offering similar products and believes that its current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company's ability to remain competitive.

In addition to product and service competition, there is also very strong competition within the supplemental accident and health insurance market for qualified, effective agents. The recruitment and retention of such agents is extremely important to the success and growth of the Company's business. Management believes that the Company is competitive with respect to the recruitment and training of agents. However, there can be no assurance that the Company's controlled general agencies will be able to continue to recruit or retain qualified, effective agents. The inability of the Company to adequately recruit and retain agents could have a material adverse effect upon the

Company's business, financial condition or results of operations.

Managed health care organizations operate in a highly competitive environment and in an industry that it currently subject to significant changes from business consolidations, legislative reform, aggressive marketing practices and market pressures. The Company's ability to increase its fee and service income by continuing to expand its marketing of managed care products underwritten primarily by HMOs and other managed care organizations may be adversely affected by the changes affecting this industry.

EMPLOYEES

At December 31, 1996, the Company employed 386 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

The Company maintains its principal offices at 777 Main Street, Fort Worth, Texas, in facilities which are leased by the Company under a lease agreement which expires in June 2001. WPS, the Company's wholly-owned printing subsidiary which prints all policies, forms and brochures of the Insurance Subsidiaries, maintains its manufacturing facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. The Company also leases sales offices for certain of its affiliated marketing agencies in Arizona, California and Texas. The Company believes that its existing facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

EXECUTIVE OFFICERS OF REGISTRANT

Westbridge's executive officers are as follows:

                                                                           Years with
NAME                       AGE         POSITION WITH THE COMPANY           THE COMPANY

Martin E. Kantor           74        Chairman of the Board and
                                      Chief Executive Officer                  20

James W. Thigpen           59        President and Chief
                                      Operating Officer                        15

Patrick J. Mitchell        38        Executive Vice President, Chief
                                      Financial Officer and Treasurer           1

Stephen D. Davidson        41        Executive Vice President and
                                      Chief Marketing Officer                   3

Dennis A. Weverka          52        Executive Vice President                  16

Margaret A. Megless        45        Vice President                            21

Michael D. Norris          50        Vice President and Secretary              13


Mr. Kantor has served as Chairman of the Board and Chief Executive Officer of Westbridge since January 1993. Mr. Kantor had served as Chairman of the Board, President and Chief Operating Officer of Westbridge since prior to 1992. Mr. Kantor has served as Chairman of the Board of NFL since prior to 1992 and also became Chief Executive Officer of NFL in 1985. Following the acquisition of each of NFIC, AICT and FLICA, Mr. Kantor was appointed Chairman of the Board and Chief Executive Officer of each entity.

Mr. Thigpen has served as President and Chief Operating Officer of Westbridge since January 1993. Mr. Thigpen had served as Executive Vice President of Westbridge since prior to 1992. Mr. Thigpen has also served as President and Chief Operating Officer of NFL since prior to 1992. Following the acquisition of each of NFIC, AICT and FLICA, Mr. Thigpen was appointed President and Chief Operating Officer of each entity.

Mr. Mitchell joined Westbridge as Vice President, Chief Financial Officer and Treasurer in August 1995 and has served as Executive Vice President, Chief Financial Officer and Treasurer since May 1996. Mr. Mitchell is also Senior Vice President, Treasurer and director of NFL, NFIC and AICT. Following the acquisition of FLICA, Mr. Mitchell was appointed Senior Vice President, Treasurer and director of FLICA. Prior to joining Westbridge, he served as Vice President, Finance for Bankers Life and Casualty Company. From 1989 to 1993, Mr. Mitchell was Assistant Vice President, Finance for Reliance Standard Life Insurance Company.

Mr. Davidson has served as Executive Vice President and Chief Marketing Officer of Westbridge since May 1996. Mr. Davidson had served as Vice President and Chief Marketing Officer of Westbridge prior to May 1996. Mr. Davidson also serves as Senior Vice President of NFL, NFIC and AICT since joining the Company in August 1994. Following the acquisition of FLICA, Mr. Davidson was appointed Senior Vice President of FLICA. Mr. Davidson served as President of Senior Benefits, from 1992 to 1994 and as Vice President of Marketing for Pioneer Life Insurance Company, Rockford, Illinois, from 1989 to 1992.

Mr. Weverka has served as Executive Vice President, Administration of Westbridge since May 1996. Since August 1994, Mr. Weverka served as Vice President,
Corporate Planning and Development. Mr. Weverka joined the Company in August 1981 and has served as a Senior Vice President of NFL since prior to 1992. Following the acquisition of each of NFIC and AICT, Mr. Weverka was appointed Senior Vice President of each entity, and in June 1994 was appointed a director of NFL, NFIC and AICT. Following the acquisition of FLICA, Mr. Weverka was appointed director and Senior Vice President of FLICA.

Ms. Megless has served as Vice President, Information Systems of Westbridge since August 1994 and as Senior Vice President, Information Systems of NFL since 1992. Following the acquisition of each of NFIC and AICT, Ms. Megless was appointed Senior Vice President of each entity, and in June 1994 was appointed a director of NFL, NFIC and AICT. Following the acquisition of FLICA, Ms. Megless was appointed a director and Senior Vice President of FLICA. Ms. Megless joined the Company in January 1977 and served as Vice President, Information Systems of NFL from 1984 to 1992.

Mr. Norris has served as Secretary of Westbridge since prior to 1992 and was appointed Vice President of Westbridge in August 1994. Mr. Norris has also served as Senior Vice President, General Counsel and Secretary of NFL since prior to 1992. Following the acquisition of each of NFIC and AICT, Mr. Norris was appointed Senior Vice President, Secretary and General Counsel of each entity, and in June 1994 was appointed a director of NFL, NFIC and AICT. Following the acquisition of FLICA, Mr. Norris was appointed a director, Senior Vice President, Secretary and General Counsel of FLICA. Mr. Norris was Counsel for the Oklahoma Insurance Department, Oklahoma City, Oklahoma for two years prior to joining NFL in March 1983.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER

MATTERS

Westbridge's Common Stock is listed on the New York Stock Exchange and traded under the symbol "WBC." The following table sets forth for the periods indicated the high and low sales price for the Common Stock, by quarter, as reported for New York Stock Exchange consolidated transactions.

                                              HIGH       LOW

1997
First Quarter (through March 7, 1997)         12 1/4    9 1/2

1996
Fourth Quarter                                9 7/8     7 3/4
Third Quarter                                 8 3/4     7 1/2
Second Quarter                                7 7/8     5 7/8
First Quarter                                 7 1/8     5 1/4

1995
Fourth Quarter                                6 5/8     5 5/8
Third Quarter                                 6 5/8     5 3/4
Second Quarter                                7 1/2     5 1/2
First Quarter                                 8 1/8     5 7/8

On March 7, 1997, the closing price of the Common Stock on the New York Stock Exchange was $11.25 per share. As of March 7, 1997, there were approximately 2,342 record holders of the Common Stock.

Westbridge has not paid any cash dividends on the Common Stock and does not anticipate declaring or paying cash dividends on the Common Stock in the foreseeable future. Both the Preferred Stock Purchase Agreement relating to the Series A Preferred Stock and the Senior Subordinated Indenture relating to the Senior Subordinated Notes, impose certain restrictions upon Westbridge with respect to the payment of dividends on the Common Stock. For information concerning statutory limitations on the payment of dividends by the Insurance Subsidiaries to Westbridge, See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Liquidity, Capital Resources and Statutory Capital and Surplus," "Business -- Regulation" and Note 11 of Notes to the Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was selected or derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes.

                                                               YEAR ENDED DECEMBER 31,
                                            1996(1)      1995            1994(2)      1993         1992
                                           --------------------------------------------------------------
                                                         (in thousands, except share data)
STATEMENT OF OPERATIONS DATA:

Premiums                                   $156,780     $120,093         $98,703      $68,731      $56,731
Net investment income                         8,736        7,421           5,764        4,120        3,932
Fee and service income                        9,534        2,327           1,728        1,397        1,392
Net realized gains on investments                96          182             320        1,030          422
Other income                                   --              9              31           14          157
                                         ----------   ----------      ----------   ----------   ----------
       Total revenues                       175,146      130,032         106,546       75,292       62,634
                                         ----------   ----------      ----------   ----------   ----------
Benefits and claims                          94,187       70,465          53,623       33,153       26,522
Amortization of deferred policy
 acquisition costs                           22,907       11,553           9,711        8,159        8,452
Commissions                                   7,919       11,359          11,224        9,595        8,382
General and administrative expenses          27,123       21,926          16,847       14,349       12,663
Taxes, licenses and fees                      5,951        4,101           3,230        2,724        2,095
Interest expense                              4,462        2,432           3,067        2,552        2,536
                                         ----------   ----------      ----------   ----------   ----------
       Total expenses                       162,549      121,836          97,702       70,532       60,650
                                         ----------   ----------      ----------   ----------   ----------
Provision for income taxes                    4,410        2,813           2,764        1,562          532
Equity in FHC                                    74          348             345          333          310
Income before cumulative effect of
 change in accounting principle and

 extraordinary loss                           8,261        5,731           6,425        3,531        1,762
Cumulative effect of change in
 accounting principle(3)                       --           --              --           --          1,134
Extraordinary loss from early
   extinguishment of debt, net

   of income tax benefit                       --            407            --           --           --
                                         ----------   ----------      ----------   ----------   ----------
Net income                                    8,261        5,324           6,425        3,531        2,896
Preferred stock dividends                     1,650        1,650           1,190         --           --
                                         ----------   ----------      ----------   ----------   ----------
Income applicable to common
   stockholders                              $6,611       $3,674          $5,235       $3,531       $2,896
                                         ==========   ==========      ==========   ==========   ==========

Net Income Per Share:

   Primary                                    $1.08        $0.63           $1.13        $0.78        $0.66
   Fully Diluted                              $0.97        $0.65           $1.03        $0.78        $0.66
Book Value Per Share:

  Primary                                     $7.97        $7.18           $5.99        $5.09        $4.30
  Fully diluted(4)                            $8.09        $7.53           $6.93        $5.09        $4.30

Weighted Average Number of
   Shares Outstanding:

     Primary                              6,131,000    5,836,000       4,617,000    4,555,000    4,381,000
                                         ==========   ==========      ==========   ==========   ==========
     Fully diluted                        8,540,000    8,204,000       6,267,000    4,555,000    4,381,000
                                         ==========   ==========      ==========   ==========   ==========

                                                                 YEAR ENDED DECEMBER 31,
                                            1996(1)      1995            1994(2)      1993         1992
                                            -------------------------------------------------------------
                                                           (in thousands, except share data)

BALANCE SHEET DATA:

Total cash and invested assets             $103,218     $111,516        $108,838      $57,434      $59,399
Deferred policy acquisition costs            83,871       56,977          58,654       28,354       30,768
Total assets                                220,716      200,999         187,581       97,067      101,915
Notes payable(5)                             21,210       15,807            --           --           --
Senior subordinated debentures
   due 1996(6)                                 --           --            24,665       19,422       19,210
Senior subordinated notes
   due 2002(6)                               19,350       19,264            --           --           --
Redeemable preferred stock (7)               20,000       20,000          20,000         --           --
Stockholders' equity                         47,903       42,805          26,355       21,611       18,013

----------
(1)  Includes operations of FLICA's parent, FHC, from June 1, 1996.
(2)  Includes operations of NFIC and AICT from April 12, 1994.

(3) Represents the effect of the Company's adoption of SFAS 109, "Accounting for Income Taxes", on a prospective basis as of January 1, 1992.

(4) Calculated by adding the redeemable preferred stock balance to stockholders' equity and dividing the resultant sum by the periodend shares outstanding plus the number of common shares issuable upon conversion of the redeemable preferred stock as if converted at the end of the period.

(5) At December 31, 1996, represents balance of $11.6 million outstanding against a revolving line of credit with a cap of $20 million, a balance due of approximately $8.6 million for ceding commission related to a reinsurance agreement, and a balance of approximately $1.1 million due to a related party.

(6) On February 28, 1995, the Company issued $20 million principal amount of its 11% Senior Subordinated Notes due 2002 (the "Notes") and issued 1,500,000 additional shares of Common Stock. The proceeds of these offerings have been used, in part, to redeem the Senior Subordinated Debentures due 1996, on March 30, 1995.

(7) At December 31, 1996, consists of 20,000 shares of Series A Preferred Stock, which were convertible, at the option of the holders thereof, into an aggregate of 2,378,120 shares of Common Stock at a conversion price of $8.41 per share of Common Stock. The Series A Preferred Stock is exchangeable, at the option of Westbridge, into that principal amount of Convertible Subordinated Notes equal to the aggregate liquidation preference of the shares of Series A Preferred Stock to be exchanged.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company markets medical expense and supplemental health insurance products and managed care health plans to individuals in 41 states. Since 1992, the Company has grown through a combination of acquisitions and, more recently, increased sales of its underwritten products. Primarily as a result of acquisitions, the Company's total premiums grew from approximately $56.7 million in 1992 to approximately $98.7 million in 1994. During the first quarter of 1995, the Company embarked on a strategy of expanding the number of agents in its marketing distribution system to increase sales of its underwritten products. As a result of this initiative, the Company's net annualized written premiums increased from $19.9 million in 1994 to $79.1 million in 1996 with total premiums increasing 59% from $98.7 million in 1994 to $156.8 million in 1996. During the middle of 1996, the Company reduced the marketing of its underwritten products due to statutory capital and surplus constraints caused by its rapid growth.

The Company has taken advantage of its marketing distribution system to market certain managed care health plans which are underwritten by HMOs and other non-affiliated managed care organizations. Through this marketing effort, which generates sales commissions, the Company's fee and service income has increased from approximately $2.3 million in 1995 to approximately $9.5 million in 1996. Fee and service income can be generated without regard to the statutory capital and surplus requirements that apply to the Company's underwritten products.

The Company's strategy is (i) to expand its underwriting and marketing of its Medical Expense Products in rural areas where managed care health plans are often unavailable, (ii) to increase its fee and service income by continuing to expand its marketing of managed care health plans underwritten primarily by HMOs and other managed care organizations, primarily in urban markets where managed care health plans are readily available, and (iii) to focus on cross-selling its Critical Care and Specified Disease Products in connection with the managed care health plans it markets. The Company believes that its Critical Care and Specified Disease Products are attractive to managed care consumers who are concerned with the choice limitations of managed care health plans, particularly in the event of serious illness. In addition, the Company intends to evaluate opportunities for further growth through acquisitions.

OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, DPAC, commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness. In addition to the foregoing expenses, Westbridge is obligated to pay dividends on the Series A Preferred Stock if and when declared by the Board of Directors.

Fee and service income is generated from (i) commissions received by the Company for sales of managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services provided by PDS, and
(iii) printing services provided by WPS.

Benefits and claims are comprised of (i) claims paid, (ii) changes in claim reserves for claims incurred (whether or not reported) and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

DPAC consists of expenditures made for the production of new business. Such expenditures consist principally of the amount by which first-year commission costs exceed commission costs paid in subsequent policy years and policy issue costs. Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business. The amortization of these costs is based on actuarially estimated future premium revenues. The amortization rate is adjusted monthly to reflect actual experience.

ACQUISITIONS. Over the past four years, the Company has acquired seasoned blocks of business to supplement its revenue. These acquisitions included (i) a block of Medicare Supplement Products purchased from AII in September 1992, (ii) a block of Medicare Supplement Products purchased from LHI in March 1993, (iii) a block of Critical Care and Specified Disease Products purchased from DNL in February 1994, (iv) a block of policies in all of the Company's product lines purchased in the acquisition of NFIC and AICT in April 1994, and (v) a block of Critical Care and Specified Disease Products purchased in the acquisition of FLICA in May 1996.

NEW BUSINESS PRODUCTION. The Company's ability to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in underwritten health insurance product sales during 1995 and the first six months of 1996, the Company has experienced a decline in its available statutory capital and surplus. Accordingly, the Company has reduced the marketing of its underwritten products since the second quarter of 1996, consistent with its available statutory capital and surplus. This reduction resulted in a decrease in first-year premiums from $16.5 million for the three months ended June 30, 1996 to $14.9 million for the three months ended December 31, 1996, respectively. Further decreases in the Company's first-year premiums are expected to continue until such time as the Company is able to obtain additional statutory capital and surplus. In the absence of a resumption of growth in sales of the Company's underwritten products, future renewal premiums are expected to level off and begin to decline during 1997. Absent other sources of revenue, a decline in total premiums would result in a reduction in the Company's earnings. The Company is seeking additional statutory capital and surplus for the Insurance Subsidiaries to permit the Company to increase the marketing of its underwritten insurance products. See "-Liquidity, Capital Resources and Statutory Capital and Surplus." However, any resulting growth in sales of the Company's underwritten products would not be expected to significantly increase total premiums until the latter part of 1997 or early 1998. No assurance can be given that additional sources of statutory capital and surplus will be available and a failure to obtain such additional statutory capital and surplus could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to the extent that the resumption of growth in sales involves the expansion of the Company's marketing distribution system, such growth could involve significant cash expenditures by the Company.

PREMIUMS. The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated:

                                                               PREMIUMS (1)
                                                         YEAR ENDED DECEMBER 31,
                                                        1996       1995      1994
                                                     -----------------------------
                                                            (in thousands)
Company-issued policies:
  First-year premiums                                 $61,049    $34,561   $15,019
  Renewal premiums                                     47,421     36,417    34,328
                                                     --------   --------   -------
    Total company-issued policy premiums              108,470     70,978    49,347
                                                     --------   --------   -------

Acquired policies:
  AII                                                   8,364      9,811    13,200
  LHI                                                   1,820      2,089     2,506
  DNL                                                   2,974      3,299     3,907
  NFIC and AICT                                        26,207     33,110    29,743
  FLICA                                                 7,744       --        --
  Other                                                 1,201        806      --
                                                     --------   --------   -------
    Total acquired policy premiums (2)                 48,310     49,115    49,356
                                                     --------   --------   -------
         Total Premiums                              $156,780   $120,093   $98,703
                                                     ========   ========   =======

-------------------
(1)  For a breakdown of premiums by product line, see "Business-Product Lines."

(2) Premiums for the acquired policies include first-year premiums of $788,000, $213,000 and $56,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Due to the size and the timing of the acquisitions described above, the Company's results of operations for the years ended December 31, 1996, 1995 and 1994 compared to the corresponding periods in the prior year show significant increases in certain revenues and expenses. Generally, as a result of the acquisitions of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums, net investment income and net realized gains on investments, and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired policies lapse.

FORWARD-LOOKING INFORMATION. Certain statements contained in this Annual Report on Form 10-K, including in the sections titled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainties, including the Company's plans to (i) expand its underwriting and marketing of medical expense health insurance products in rural areas where managed care health plans are often unavailable, (ii) to increase fee and service income by continuing to expand its marketing of managed care health plans underwritten primarily by HMOs and other managed care organizations, primarily in urban markets where managed care is the consumer's preferred health-care choice and (iii) to focus on cross-selling its underwritten supplemental health insurance products in connection with its marketing of managed care health plans underwritten by HMOs and other managed care organizations. Actual future results and trends may differ materially depending on a variety of factors discussed elsewhere in this Annual Report on Form 10-K, including (a) the Company's ability to raise additional statutory capital and surplus to permit its Insurance Subsidiaries to increase its marketing and sale of the Company's underwritten products, (b) the availability and market acceptance of the managed care products underwritten by HMOs and other managed care organizations, and (c) the effect of economic and market conditions. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Annual Report on Form 10-K and those in the Company's reports previously filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

PREMIUMS. Premiums increased $36.7 million, or 30.6%, from $120.1 million to $156.8 million. The increase was attributable to first-year and renewal premiums of Company-issued policies increasing $26.5 million and $11 million, or 76.6% and 30.2%, respectively, offset by a decrease in premiums from acquired policies of $0.8 million, or 1.6%.

The increase in first-year premiums of Company-issued policies was attributable to an increase of $17.2 million, or 337.3%, in Medical Expense premiums produced by non-affiliated general agencies, an increase of $8.9 million, or 75.4%, in Medical Expense premiums produced by LifeStyles Marketing, and an increase of $3.3 million, or 28%, in Medicare Supplement premiums produced by Senior Benefits. These increases were offset, in part, by a decrease of $3.2 million in Critical Care and Specified Disease premiums.

The increase in renewal premiums of Company-issued policies was attributable to an increase of $8.5 million, or 283.3%, in Medicare Supplement premiums produced by Senior Benefits, an increase of $3.5 million in Medical Expense premiums produced by non-affiliated general agencies, and an increase of $2.8 million, or 28%, in Medical Expense premiums produced by LifeStyles Marketing. These increases were offset, in part, by a decrease of $3.3 million in Critical Care and Specified Disease premium.

The decrease in premiums of acquired policies was attributable to a decrease of $6.9 million, or 20.9%, from the policies acquired in the NFIC and AICT acquisition, and a decrease of $1.4 million, or 14.8%, from the policies acquired from AII. These decreases were offset, in part, by an increase of $7.7 million from the policies acquired in the FLICA acquisition.

NET INVESTMENT INCOME. Net investment income increased $1.3 million, or 17.6%, from $7.4 million to $8.7 million. This increase was primarily the result of an $800,000 increase in interest earned on receivables due from agents. The remaining increase is due primarily to a higher average investment base which was offset, in part, by negative cash flows from operations. The higher average investment base resulted from the acquisition of FLICA during the year and to amounts borrowed to finance advances to general agencies.

FEE AND SERVICE INCOME. Fee and service income increased $7.2 million, or 313%, from $2.3 million to $9.5 million. The increase was primarily due to an increase of $6.4 million of commission income on managed care product sales by the Company's controlled general agencies and an increase of $865,000 of telemarketing services earned by PDS.

BENEFITS AND CLAIMS. Benefits and claims expense increased $23.7 million, or 33.6%, from $70.5 million to $94.2 million. Benefits and claims from Company-issued policies increased $24.4 million, or 62.7%, and were offset, in part, by a decrease in benefits and claims from acquired policies of $700,000, or 2.2%. In connection with the increase in premiums, benefits and claims increased $8 million, or 61.5%, from Medicare Supplement Products marketed by Senior Benefits, an increase of $5.9 million, or 53.2%, from Medical Expense Products marketed by LifeStyles Marketing, an increase of $7.9 million, or 232.4%, from Medicare Supplement and Medical Expense Products marketed by non-affiliated general agencies, and an increase of $2.6 million from Critical Care and Specified Disease Products marketed by non-affiliated general agencies. As a result of continued lapses from a closed block of business, benefits and claims decreased $3.4 million, or 38.6%, from policies purchased from AII. The block of business acquired from NFIC and AICT reflected an increase in benefits and claims expense of $2.2 million, or 11.8%, and was primarily related to disability income products. Additionally, benefits and claims expense increased $600,000 due to the recent acquisition of FLICA.

AMORTIZATION OF DPAC. Amortization of DPAC increased $11.3 million, or 97.4%, from $11.6 million to $22.9 million. The increase resulted from the growth in sales which began in the second quarter of 1995. Amortization of DPAC increased $3.2 million for Medical Expense Products produced by LifeStyles Marketing, $3.5 million for Medicare Supplement Products produced by Senior Benefits, and $2.8 million for Critical Care and Specified Disease Products produced by non-affiliated general agencies, a portion of which was attributable to a large group policy which lapsed in 1996. Amortization of DPAC also increased $4.1 million due to sales of new policies underwritten by NFIC and AICT. This increase for NFIC and AICT was offset, in part, by a $2.1 million decrease in amortization of the cost of insurance purchased which was capitalized in connection with the Company's acquisition of NFIC and AICT. Further offsetting this increase in amortization of DPAC was a decrease of $2.9 million from discontinued Medicare Supplement Products and Medical Expense Products. Amortization of DPAC pertaining to FLICA increased $2.3 million related to the Critical Care and Specified Disease Products produced by non-affiliated general agencies.

COMMISSIONS. Commissions decreased $3.5 million, or 30.7%, from $11.4 million to $7.9 million. This decrease was a reflection of lower overall net level commission rates on new business production as compared to level commission rates for products written in prior reporting periods. Before elimination of intercompany revenues and expenses in consolidation, commissions decreased $4.3 million in NFL, or 43.9%, and $1.2 million, or 36.4%, in NFIC and AICT. Offsetting these decreases were increases in commissions of $3.3 million, or 67.3%, in LifeStyles Marketing, $3.3 million in Health Care-One, which began operations in the fourth quarter of 1995, $577,000 in Senior Benefits and $350,000 in American Senior Security Plans. An increase of $3.3 million in commissions paid to the Company's controlled general agencies was eliminated in consolidation.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $5.2 million, or 23.7%, from $21.9 million to $27.1 million as a result of costs associated with expanding marketing operations and servicing a growing base of policyholders. General and administrative expenses of approximately $627,000 were incurred during 1996 as a result of acquiring the remaining interests in Senior Benefits and American Senior Security Plans.

TAXES, LICENSES AND FEES. Taxes, licenses and fees increased $1.9 million, or 46.3%, from $4.1 million to $6 million. The increase was primarily due to growth in premium revenues along with state fees charged for examinations and various assessments, including guaranty fund assessments.

INTEREST EXPENSE. Interest expense increased $2.1 million, or 87.5%, from $2.4 million to $4.5 million. The increase was primarily due to an increase of $1.4 million associated with a revolving line of credit which was became available to the Company on December 28, 1995 and an increase of $651,000 related to a reinsurance treaty which was effective July 1, 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $1.6 million, or 57.1%, from $2.8 million to $4.4 million. The increase was the result of pre-tax income increasing $4.2 million, or 49.4%.

YEAR ENDED DECEMBER 31, 1995 COMPARED WITH YEAR ENDED DECEMBER 31, 1994

PREMIUMS. Premiums increased $21.4 million, or 21.7%, from $98.7 million to $120.1 million. This was due to an increase in first-year premiums of $19.6 million, or 130.1%, and an increase in renewal premiums of $1.7 million, or 2.1%.

The increase in first-year premiums resulted from a $7.9 million, or 199.1%, increase in first-year Medicare Supplement premium generated by Senior Benefits, a $4.6 million, or 63.1%, increase in first-year Medical Expense premiums generated by LifeStyles Marketing, an increase of $5 million in first-year Medical Expense premiums generated by Cornerstone and Farm & Ranch, which began marketing products for the Company in December 1994, and a $2.1 million, or 87.5%, increase in first-year premiums on policies reinsured from FLICA.

The increase in renewal premium is attributable to increases of $3 million from Senior Benefits, $1 million, or 26.1%, from policies reinsured from FLICA, and $701,000, or 7.6%, for LifeStyles Marketing Products. These increases were offset by decreases of $1.2 million, or 21.3%, from discontinued Medicare Supplement and Medical Expense Products, and $1.2 million in renewal premiums from Acquired Policies. The decrease in renewal premium from

Acquired Policies is primarily attributable to a $3.4 million, or 25.7%, decrease from the AII block of business along with decreases of $556,000, or 14.4%, and $416,000, or 16.6%, in renewal premium from policies acquired from DNL and LHI, respectively, offset by a $3.2 million increase in renewal premium from NFIC and AICT acquired policies. Because NFIC and AICT were acquired in April, 1994, revenues from the policies were recorded for a full year in 1995 compared to approximately nine months in 1994.

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

BENEFITS AND CLAIMS. Benefit and claim expense increased $16.9 million, or 31.5%, from $53.6 million to $70.5 million. This was due to increases of $11.5 million in benefit and claim expense on Medicare Supplement Products produced by Senior Benefits, $3.2 million, or 39.8%, on Medical Expense Products sold by LifeStyles Marketing, $4 million, or 211%, on policies reinsured from FLICA, $3.4 million in Medical Expense Products marketed by Cornerstone and Farm & Ranch, and $791,000, or 64.1%, on pre-1987 Medical Expense Products. Offsetting these increases were decreases in benefits and claims expense of $4.6 million, or 81.3%, for Critical Care and Specified Disease Products issued directly by the Company and $491,000, or 1.5%, related to Acquired Policies.

Benefits and claims expense as a percentage of total premiums rose 4.3% in 1995 compared to 1994. This increase is primarily attributable to two factors. First, a shift in product mix from defined benefit policies such Critical Care and Specified Disease Products, to Medical Expense Products and Medicare Supplement Products which have inherently higher benefit ratios. Second, increased medical provider claims industry-wide contributed to the increase.

AMORTIZATION OF DPAC. Amortization of DPAC increased $1.8 million, or 18.6%, from $9.7 million to $11.5 million. The increase in amortization of DPAC resulted from amortization increases of $2.9 million related to LifeStyles Marketing Products, $1.4 million from discontinued Medicare Supplement Products and $927,000 from pre-1987 Medical Expense Products. These increases are offset, in part, by decreases in amortization of DPAC related to Company-issued Critical Care and Specified Disease Product of $2 million and Critical Care and Specified Disease Product reinsured from FLICA of $1.1 million.

COMMISSIONS. Commissions increased $135,000, or 1.2%, from $11.2 million to $11.3 million. Commissions increased $587,000 from policies reinsured with FLICA with an offsetting decrease of $510,000 from Acquired policies. Before elimination of intercompany revenues and expenses in consolidation, commissions increased $913,000, or 8.3%, in NFL, $847,000, or 35.1%, in NFIC and AICT, and $1.3 million, or 35.1%, in LifeStyles Marketing. An increase of $2.7 million, or 44.5%, in commissions paid to the Company's controlled general agencies was eliminated in consolidation.

The increase in commissions before consolidation eliminations for NFL resulted from increases of $1.3 million for products sold by Senior Benefits, $383,000, or 18.4%, for products sold by LifeStyles Marketing, and $587,000, or 39.9%, for policies reinsured from FLICA. These increases were offset, in part, by decreases of $959,000, or 32.8%, for Acquired Policies and $261,000, or 7.2%, for Company-issued Critical Care and Specified Disease Products. The increase in commissions before consolidation eliminations for NFIC and AICT is principally the result of two items. Approximately $0.5 million of this increase resulted from recording NFIC and AICT commissions for a full year in 1995, as opposed to approximately nine months in 1994. Approximately $0.5 million of this increase resulted from new product sales generated by Cornerstone and Farm & Ranch. These items were not present or were insignificant in the corresponding period in 1994.

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

INTEREST EXPENSE. Interest expense decreased $635,000, or 21.2%, from $3 million to $2.4 million. This decrease is the result of the Company retiring $25 million of 11.7% Senior Subordinated Debentures effective March 30, 1995 along with the issuance of $20 million of Senior Subordinated Notes on February 28, 1995.

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

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

WESTBRIDGE

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries. Accordingly, Westbridge is dependent upon dividends from its operating subsidiaries, advances from non-insurance company subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries for funds to meet its obligations, including principal and interest on its indebtedness and, if and when declared by the Board of Directors, dividends on the Series A Preferred Stock.

Dividend payments from the Insurance Subsidiaries are regulated by the insurance laws of their domiciliary states. NFL is domiciled in the State of Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. "Earned surplus" is defined as an amount equal to the unassigned funds of an insurer as set forth on its most recent statutory annual statement, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. WNL, which is domiciled in Arizona, has not contributed in the past, and is not expected to contribute in the foreseeable future, significant dividends to Westbridge. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business" to the extent of net gains from operations, not including realized capital gains, for the twelve month period ending as of the preceding December
31. Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. An "extraordinary dividend" is defined as a dividend whose fair market value together with that of other dividends made within the preceding 12 months exceeds the greater of (a) 10% of the insurer's surplus as regards policyholders as of the preceding December 31 or (b) the net gain from operations of such insurer, not including realized capital gains, for the twelve-month period ending on the preceding December 31. FLICA is domiciled in Mississippi. Under Mississippi Insurance Regulations, an insurer domiciled in Mississippi may pay dividends limited to the lesser of 10% of statutory capital and surplus or 100% of statutory net income for the preceding year unless prior written approval of the Commissioner is obtained.

With respect to ordinary dividends payable by an insurer domiciled in Delaware, notice of any dividend must be provided to the state insurance commissioner within five business days following the declaration thereof and at least ten days prior to the payment thereof. As of December 31, 1996, NFL is precluded from paying dividends during 1997 without prior regulatory approval due to negative statutory "earned surplus" as a result of historical statutory losses. In addition, for the foreseeable future, NFL has agreed to seek the approval of the Delaware insurance commissioner prior to making any dividend payments. As of December 31, 1996, FLICA had the ability to pay

NFL, without prior regulatory approval, approximately $1.5 million in dividends during 1997, none of which has been paid. NFIC and AICT are precluded from making dividend payments during 1997 without prior written approval from the insurance commissioner due to net losses on a statutory basis for the year ended December 31, 1996. In the States of Delaware, Mississippi and Texas, the state insurance commissioner reviews the dividends paid by each insurer domiciled in such commissioner's state at least once each year to determine whether they are reasonable in relation to the insurer's surplus as regards policyholders and quality of earnings. The state insurance commissioner may issue an order to limit or disallow the payment of ordinary dividends if such commissioner finds the insurer to be presently or potentially financially distressed or troubled.

Westbridge periodically advances cash to its subsidiaries as their continuing operations require and, as of December 31, 1996, such working capital advances outstanding totaled $2.6 million. Westbridge also holds a receivable from the surplus certificate issued by NFL which, as of December 31, 1996, totaled $777,000. Payments of principal due under the surplus certificate require the prior approval of the Delaware regulatory authorities.

During the year ended December 31, 1996, Westbridge received approximately $8.5 million, or 91%, of its funds from its subsidiaries. Of the funds received from its subsidiaries, approximately $2.7 million, or 32%, was received in the form of lease payments on fixed assets, $2.9 million, or 34%, was received from agency operations, $1.1 million, or 13%, was received from advanced commissions on sales of certain managed care products which were underwritten by HMOs and other managed care organizations, and an aggregate of $1.8 million, or 21% was received from WFC in the form of dividends, from payments of principal and interest on the surplus certificate issued by NFL, from repayments of advances to the Company's marketing subsidiaries, and from payments under the Company's tax sharing agreement. Westbridge's expenses and other obligations consisted primarily of $2.2 million in annual interest payments on the Senior Subordinated Notes, $1.7 million in annual dividends on the Series A Preferred Stock, working capital requirements for its marketing subsidiaries and taxes. For the year ended December 31, 1996, Westbridge's cash requirements aggregated approximately $9.4 million. The Senior Subordinated Notes may be redeemed, at the Company's option, without premium, on or after March 1, 1998 and mature in March 2002. The Series A Preferred Stock may be redeemed, at the option of the Company, on and after April 12, 1997 and is subject to mandatory redemption on April 12, 2004.

The Company has filed a registration statement relating to a proposed public offering of $65 million principal amount of its Convertible Subordinated Notes due 2007. The Company intends to use a portion of the net proceeds of the offering to provide additional statutory capital and surplus to the Insurance Subsidiaries and to recapture a block of reinsured insurance policies, with the remainder to be used for general corporate purposes. No assurance can be given that the public offering will be completed or that additional statutory capital and surplus will be obtained.

Westbridge believes that its short-term cash requirements, including interest on the Senior Subordinated Notes and dividend payments on the Series A Preferred Stock, will be met through operating cash flows, repayments of advances from subsidiaries, and payments relating to the surplus certificate.

INSURANCE SUBSIDIARIES

The primary sources of cash for the Insurance Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, taxes, licenses and fees.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company has not experienced material annual losses on such commission advances. However, for the year ended December 31, 1996, the Company charged-off approximately $0.9 million of reimbursable commission advances which had accumulated in LifeStyles Marketing over a period of five years.

There can be no assurance as to the occurrence or degree of any future losses. As of December 31, 1996, outstanding advances totaled $18.3 million to the Company's general agencies and their agents.

In order to finance commission advances, the Company's wholly-owned subsidiary WFC entered into the Credit Agreement which provides WFC with a two-year $20 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used by WFC to purchase receivables evidencing commission advances to agents. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In addition, Westbridge has guaranteed WFC's obligations under the Credit Agreement and has pledged all of the issued and outstanding shares of the capital stock of FLICA, NFL, NFIC and WFC as collateral for its guaranty. As of December 31, 1996, $11.6 million was outstanding under the Credit Agreement. The Credit Agreement terminates on January 7, 1998, at which time the outstanding principal and interest thereunder will be due and payable. The Company expects that the Credit Agreement will be extended or refinanced at or prior to its maturity.

The ability of the Insurance Subsidiaries to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in product sales during 1995 and the first six months of 1996, the Company has had to restrain the growth of its underwritten products since the second quarter of 1996, consistent with its available statutory capital and surplus. This restraint has limited the Company's premiums and earnings and will continue to do so until such time as additional statutory capital and surplus can be obtained by the Company. The Company continues to seek additional sources of statutory capital and surplus, however, there can be no assurance that such efforts will be successful. During 1996, the Company entered into reinsurance arrangements which provided approximately $8.5 million in additional cash flow. No assurance can be given that the Company will be able to obtain additional financing or enter into additional reinsurance arrangements.

CONSOLIDATED

The Company's consolidated net cash used for operations totaled $11.3 million, $21.3 million, and $10.6 million in 1996, 1995 and 1994, respectively. The reduction in cash used by operations in 1996 as compared to 1995 is due primarily to higher net income from operations and an increase in policyholder liabilities. The primary reason for the increase in cash used for operations from 1994 to 1995 was the increase in new business production in 1995.

Net cash provided by investing activities totaled $6.2 million, $0.4 million, and $11.5 million in 1996, 1995 and 1994, respectively. The increase in 1996 was attributable to the liquidation of investments to support the increased new business production which occurred during the first two quarters of 1996.

Net cash provided by financing activities were $4.1 million, $20 million and $24.9 million for the years ended December 1996, 1995, and 1994, respectively. The net cash provided by financing activities in 1996 resulted primarily from borrowings under the Receivables Financing. During 1995, the Company received $29.3 million from the sale of Common Stock and Senior Subordinated Notes in a public offering and $15.8 million from borrowings primarily under the Receivables Financing. Offsetting these cash inflows in 1995 was $25 million paid to retire Westbridge's 11.7% Senior Subordinated Debentures due 1996. During 1994, the Company received $20 million from the sale of the Series A Preferred Stock, which was used to fund the acquisition of NFIC and AICT, and $5 million from the sale by NFL to a non-affiliated party of $5 million par value of Westbridge's Senior Subordinated Debentures due 1996, which had been held by NFL in its investment portfolio.

The Company believes that its short-term cash requirements will be met through a combination of operating and investing cash flows and use of the revolving line of credit. The Company anticipates that its longer-term cash requirements for the operation of the business will be met through a combination of operating and investing cash flows. In order to expand its underwriting and marketing of medical expense and specialized supplemental health insurance products, the Company will require additional statutory capital and surplus. In addition, opportunities for future acquisitions, if any, may also require additional financing. There can be no assurance that such additional statutory capital and surplus or financing will be obtained.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of December 31, 1996, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event of material adverse loss experience, the Company may be required to compromise its investment yield to satisfy such obligations.

Included in the invested assets of the Company at December 31, 1996 were real estate mortgage loans with an estimated market value of $0.7 million. Approximately 98% of these assets relate to property located in Oklahoma and Texas. Such regional concentration may have a higher investment risk than a more diversified portfolio. The Company has adopted a policy not to invest in such assets and, accordingly, the Company has made no mortgage loans or real estate purchases since 1989.

Inflation will affect claim costs on the Company's Medicare Supplement Products and Medical Expense Products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs which are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement Products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense Products will increase.

However, with the approval of the relevant state regulatory authority, the Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities, to raise premium rates on its guaranteed renewable products in the event of adverse claims experience. In addition, the Company has limited its exposure to inflation by incorporating certain maximum benefits under its policies. See "Business -- Products."

The NAIC has developed certain RBC statutory requirements for insurance companies. Under these requirements, insurers whose statutory capital and surplus fall below the specified level are subject to remedial action. These guidelines are not effective unless they are adopted by the states. The States of Delaware and Mississippi have each adopted the NAIC's RBC calculation guidelines. The State of Texas has developed an RBC calculation which varies from the NAIC. As of December 31, 1996, the RBC for each of the Insurance Subsidiaries exceeded the proposed thresholds for required regulatory intervention.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.

                                                                                   NUMBER(S)

Report of Independent Accountants                                                     38

FINANCIAL STATEMENTS:

  Consolidated Statements of Operations for the Three Years ended December 31, 1996   39

  Consolidated Balance Sheets at December 31, 1996 and 1995                           40

  Consolidated Statements of Cash Flows for the Three Years ended December 31, 1996   42

  Consolidated Statements of Changes in Stockholders' Equity for the
           Three Years ended December 31, 1996                                        44

  Notes to Consolidated Financial Statements                                          45

FINANCIAL STATEMENT SCHEDULES:

II.        Condensed Financial Information of Registrant as
              of and for the Three Years ended December 31, 1996                      67

III.       Supplementary Insurance Information for the Three
              Years ended December 31, 1996                                           70

IV.        Reinsurance for the Three Years ended December 31, 1996                    71

V.         Valuation and Qualifying Accounts and Reserves for the
              Three Years ended December 31, 1996                                     72










All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.
                                       35

                                         REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors
and Stockholders of
Westbridge Capital Corp.

In our opinion, the consolidated financial statements listed in the index appearing on page 37 of this Form 10-K present fairly, in all material respects, the financial position of Westbridge Capital Corp. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Dallas, Texas
March 14, 1997

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                     ASSETS

                                                             DECEMBER 31,
                                                            1996       1995

Investments:
   Fixed maturities:
      Available-for-sale, at market value
        (amortized cost $90,370 and $83,160)             $91,947    $86,780
   Equity securities, at market                            1,596        539
   Investment in Freedom Holding Company,
      on the equity basis                                   --        6,173
   Mortgage loans on real estate                             658        639
   Investment real estate                                   --          141
   Policy loans                                              282        285
   Short-term investments                                  7,722     14,946
                                                        --------   --------
           Total Investments                             102,205    109,503

Cash                                                       1,013      2,013
Accrued investment income                                  1,889      1,711
Receivables from agents, net of $1,729 and
   $1,187 allowance for doubtful accounts                 18,311     16,706
Deferred policy acquisition costs                         83,871     56,977
Leasehold improvements and equipment, at cost, net of
   accumulated depreciation and amortization of
   $4,211 and $3,905                                       1,311      1,590
Other assets                                              12,116     12,499
                                                        --------   --------
           Total Assets                                 $220,716   $200,999
                                                        ========   ========






   The accompanying notes are an integral part of these financial statements.
                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                             DECEMBER 31,
                                                           1996         1995

Liabilities:
  Policy liabilities and accruals:
   Future policy benefits                               $54,204      $46,620
   Claims                                                39,186       39,063
                                                      ---------    ---------
                                                         93,390       85,683
Accumulated policyholders' funds                            393          373
Other liabilities                                         8,171       11,226
Deferred income taxes                                    10,299        5,841
Notes payable                                            21,210       15,807
Senior subordinated notes, net of
   unamortized discount, due 2002                        19,350       19,264
                                                      ---------    ---------
           Total Liabilities                            152,813      138,194
                                                      ---------    ---------
Redeemable Preferred Stock                               20,000       20,000
                                                      ---------    ---------

Stockholders' Equity:
   Common stock, ($.l0 par value,
      30,000,000 shares authorized;
      6,039,994, and 5,992,458 shares issued)               604          599
   Capital in excess of par value                        29,226       29,208
   Unrealized appreciation of investments
      carried at market value, net of tax                 1,057        2,593
   Retained earnings                                     17,186       10,575
                                                      ---------    ---------
                                                         48,073       42,975
   Less - Aggregate of shares held in treasury and
      investment by affiliate in Westbridge Capital
      Corp. common stock (28,600 at December 31,
      1996 and 1995, at cost)                              (170)        (170)
                                                      ---------    ---------

           Total Stockholders' Equity                    47,903       42,805
                                                      ---------    ---------
Commitments and contingencies:
           Total Liabilities, Redeemable Preferred
             Stock and Stockholders' Equity            $220,716     $200,999
                                                      =========    =========



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              YEAR ENDED DECEMBER 31,
                                                          1996          1995          1994

Revenues:
   Premiums:
      First-year                                          $61,843       $34,774       $15,111
      Renewal                                              94,937        85,319        83,592
                                                       ----------   -----------    ----------
                                                          156,780       120,093        98,703
   Net investment income                                    8,736         7,421         5,764
   Fee and service income                                   9,534         2,327         1,728
   Net realized gain on investments                            96           182           320
   Other income                                              --               9            31
                                                       ----------   -----------    ----------
                                                          175,146       130,032       106,546
                                                       ----------   -----------    ----------
Benefits, claims and expenses:
   Benefits and claims                                     94,187        70,465        53,623
   Amortization of deferred policy acquisition costs       22,907        11,553         9,711
   Commissions                                              7,919        11,359        11,224
   General and administrative expenses                     27,123        21,926        16,847
   Taxes, licenses and fees                                 5,951         4,101         3,230
   Interest expense                                         4,462         2,432         3,067
                                                       ----------   -----------    ----------
                                                          162,549       121,836        97,702
                                                       ----------   -----------    ----------
Income before income taxes, equity in earnings of
   Freedom Holding Company and extraordinary item          12,597         8,196         8,844
Provision for income taxes                                  4,410         2,813         2,764
Equity in earnings of Freedom Holding Company                  74           348           345
                                                       ----------   -----------    ----------
Income before extraordinary item                            8,261         5,731         6,425
Extraordinary loss from early extinguishment of debt         --             407          --
                                                       ----------   -----------    ----------
         Net income                                         8,261         5,324         6,425
Preferred stock dividends                                   1,650         1,650         1,190
                                                       ----------   -----------    ----------
Income applicable to common stockholders                   $6,611        $3,674        $5,235
                                                       ==========   ===========    ==========

Earnings Per Common Share:
   Primary:
      Income before extraordinary item                      $1.08         $0.70         $1.13
      Extraordinary item                                     --           (0.07)         --
                                                       ----------   -----------    ----------
         Net earnings                                       $1.08         $0.63         $1.13
                                                       ==========   ===========    ==========

   Fully Diluted:
      Income before extraordinary item                      $0.97         $0.70         $1.03
      Extraordinary item                                     --           (0.05)         --
                                                       ----------   -----------    ----------
         Net earnings                                       $0.97         $0.65         $1.03
                                                       ==========   ===========    ==========

Weighted Average Shares Outstanding:
   Primary                                              6,131,000     5,836,000     4,617,000
                                                       ==========   ===========    ==========
   Fully Diluted                                        8,540,000     8,204,000     6,267,000
                                                       ==========   ===========    ==========



   The accompanying notes are an integral part of these financial statements.
                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ---------------------------------
                                                                                 1996        1995        1994
                                                                              ---------------------------------
Cash Flows From Operating Activities:
  Net income applicable to common stockholders                                 $6,611      $3,674      $5,235
  Adjustments to reconcile net income applicable to common
    stockholders to cash provided by (used for) operating activities:
      Increase (decrease) in policy liabilities and accruals                    2,995      (5,194)     (6,700)
      Amortization of deferred policy acquisition costs                        22,907      11,553       9,711
      Increase in deferred income taxes                                         3,708       2,610         905
      Additions to deferred policy acquisition costs                          (45,138)    (23,279)    (12,582)
      Depreciation expense                                                        497         486         325
      Increase in receivables from agents                                      (1,371)     (9,353)     (2,403)
      Decrease (increase) in other assets                                       2,402      (2,902)     (6,257)
      Equity in earnings of Freedom Holding Company                               (74)       (348)       (345)
      Net realized gain on investments                                            (96)       (182)       (320)
      (Decrease) increase in other liabilities                                 (3,353)      2,548       1,013
      Other, net                                                                 (422)       (900)        798
                                                                            ---------    --------    --------

Net Cash Used For Operating Activities                                        (11,334)    (21,287)    (10,620)
                                                                            ---------    --------    --------

Cash Flows From Investing Activities:
   Acquisition of Freedom Holding Company                                      (3,970)       --          --
   Acquisition of NFIC and AICT                                                  --          --       (20,178)
   Proceeds from investments sold:
    Fixed maturities, classified as held-to-maturity, called or matured          --         2,629       4,357
    Fixed maturities, classified as available-for-sale, called or matured       8,529         468       1,544
    Fixed maturities, classified as available-for-sale, sold                   49,340       6,585       7,275
    Short-term investments sold or matured                                    155,877      15,058      45,020
    Other investments sold or matured                                             556         136          98
    Cost of investments acquired                                             (203,849)    (23,629)    (50,039)
    Notes receivable from related parties                                        --          --         1,381
    Additions to leasehold improvements and equipment, net of retirements        (218)       (861)       (976)
                                                                            ---------    --------    --------

Net Cash Provided By (Used For) Investing Activities                            6,265         386     (11,518)
                                                                            ---------    --------    --------

Cash Flows From Financing Activities:
  Effective issuance of senior subordinated debentures, at par                   --          --         5,000
  Redemption of senior subordinated debentures                                   --       (25,000)       --
  Issuance of redeemable preferred stock                                         --          --        20,000
  Issuance of subordinated notes                                                 --        19,200        --
  Issuance of notes payable                                                    16,144      15,807        --
  Issuance of common stock                                                        140      10,108         395
  Issuance of common stock warrants                                              --            74        --
  Purchase and cancellation of common stock                                      (125)       (146)       (534)
  Repayment of notes payable                                                  (12,090)       --          --
                                                                            ---------    --------    --------
Net Cash Provided By Financing Activities                                       4,069      20,043      24,861
                                                                            ---------    --------    --------
(Decrease) Increase In Cash During Period                                      (1,000)       (858)      2,723
Cash At Beginning Of Period                                                     2,013       2,871         148
                                                                            ---------    --------    --------
Cash At End Of Period                                                          $1,013      $2,013      $2,871
                                                                            =========    ========    ========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                   $3,861      $2,336      $2,678
    Income taxes                                                                 $982        $960      $2,090

The accompanying notes are an integral part of these financial statements.
                                       42

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

In the second quarter of 1996, the Company purchased the remaining outstanding capital stock of an insurance holding company that it did not already own, for a cash purchase price of $6.3 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

         Assets                                              $13,542,000
         Liabilities                                        $  5,780,000

Adjustments to reconcile net income to cash used for operating activities in the Company's Consolidated Statements of Cash Flows exclude increases relating to the acquired assets and liabilities of this insurance holding company. Accordingly, these adjustments do not correspond to the changes in the related line items on the Company's Consolidated Balance Sheets.

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

The Company also purchased a block of Supplemental Health insurance in the first quarter of 1994. This purchase resulted in the Company disbursing investments and assuming liabilities as follows:

         Investments                                        $    545,000
         Policy Liabilities                                  $ 2,625,000

















The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              UNREALIZED
                                                                             APPRECIATION                                   TOTAL
                                                                CAPITAL     (DEPRECIATION)                                  STOCK-
                                              COMMON STOCK     IN  EXCESS        OF         RETAINED     TREASURY STOCK    HOLDERS'
                                            SHARES     AMOUNT OF PAR VALUE   INVESTMENTS    EARNINGS    SHARES    AMOUNT   EQUITY
                                            ------     ------ ------------   -----------    --------    ------   ------    ------

Balance at January 1, 1994                 4,273,467   $427     $19,483         $205         $1,666     28,600    $(170)   $21,611

Net income                                                                                    6,425                          6,425
Preferred stock dividend                                                                     (1,190)                        (1,190)
Unrealized depreciation of investments                                          (352)                                         (352)
Issuance of shares under stock
   option plans                              219,648     22         373                                                        395
Shares purchased and cancelled
   under stock option plans                  (62,657)    (6)       (528)                                                      (534)
                                         -----------  -----     -------       ------         ------     ------    ------   -------
Balance at December 31, 1994               4,430,458    443      19,328         (147)         6,901     28,600     (170)    26,355

Net income                                                                                    5,324                          5,324
Preferred stock dividend                                                                     (1,650)                        (1,650)
Unrealized appreciation of investments                                         2,740                                         2,740
Issuance of shares under stock
  option plans                                85,300      8         230                                                        238
Issuance of shares from an underwritten
  public offering                          1,500,000    150       9,720                                                      9,870
Shares purchased and cancelled
  under stock option plans                   (23,300)    (2)       (144)                                                      (146)
Issuance of stock warrants                                           74                                                         74
                                         -----------  -----      ------       ------         ------     ------     -----    -------
Balance at December 31, 1995               5,992,458    599      29,208        2,593         10,575     28,600     (170)    42,805

Net income                                                                                    8,261                          8,261
Preferred stock dividend                                                                     (1,650)                        (1,650)
Unrealized depreciation of investments                                        (1,536)                                       (1,536)
Issuance of shares under stock
  option plans                                62,965      6         134                                                        140
Issuance of restricted shares                                         8                                                          8
Shares purchased and cancelled
   under stock option plans                  (15,429)    (1)       (124)                                                      (125)
                                          ----------  -----     -------       ------        -------     ------     -----    -------
Balance at December 31, 1996               6,039,994   $604     $29,226       $1,057        $17,186     28,600    $(170)   $47,903
                                           =========   ====     =======       ======        =======     ======     =====    =======

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Westbridge Capital Corp. ("the Company"), and its wholly-owned subsidiaries, National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), Freedom Holding Company ("FHC"), Foundation Financial Services, Inc. ("FFS"), Westbridge Marketing Corporation ("WMC"), Westbridge Financial Corp. ("Westbridge Financial"), Westbridge Printing Services, Inc. ("WPS"), Precision Dialing Services, Inc. ("PDS"), Westbridge National Life Insurance Company ("WNL"), Flex-Plan Systems, Inc. ("FPS"), Westbridge Funding Corporation ("WFC"), (formerly known as National Legal Services Company, Inc.), Senior Benefits, LLC ("Senior Benefits") and American Senior Security Plans, LLC ("ASSP"). The consolidated financial statements also include the accounts of the Company's 80%-owned subsidiary Health Care-One Marketing Group, Inc. ("HCO Marketing") as well as its 51%-owned subsidiary, LifeStyles Marketing Group, Inc. ("LifeStyles Marketing") and its 50%-owned subsidiary, Health Care-One Insurance Agency, Inc. ("Health Care-One"). The Company's decision to consolidate the accounts of Health Care-One is based on the extent to which the Company exercises control over Health Care-One. The Company has agreed to provide 100% of the financing required to support the marketing efforts of Health Care-One and also has significant input in its management. All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS. The Company, through its subsidiaries and affiliates, markets medical expense and supplemental health insurance products and managed care health plans in 41 states. The major underwritten product lines currently being marketed by the Company are Medical Expense Products and Critical Care and Specified Disease Products. In the past, the Company also underwrote a significant amount of Medicare Supplement Products. The Company also markets certain managed care health plans which are underwritten by health maintenance organizations ("HMO's") and other non-affiliated managed care organizations.

ACCOUNTING PRINCIPLES AND REGULATORY MATTERS. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). These principles differ from statutory accounting principles, which must be used by NFL, FLICA, NFIC and AICT (together, the "Insurance Subsidiaries") when reporting to state insurance departments. The Insurance Subsidiaries are subject to oversight by insurance regulators of Delaware, Mississippi, Texas and other states in which they are authorized to conduct business. These regulators perform triennial examinations of the statutory financial statements and, as a result, may propose adjustment to such statements.

INVESTMENTS. In 1994, the Company's fixed maturity portfolio was segregated into two components: fixed maturities held-to-maturity and fixed maturities available-for-sale. During 1995, the Company's held-tomaturity portfolio was reclassified as available-for-sale; therefore, fixed maturities available-for-sale are carried at market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturities available for sale are reported directly in stockholders' equity, net of applicable deferred income taxes. Equity securities (common and nonredeemable preferred stocks) are carried at market value. The Company's 40% equity investment in FHC was accounted for on the equity basis (i.e., cost adjusted for equity in post-acquisition earnings and amortization of excess cost) in 1995 and on a consolidated basis for the period subsequent to the acquisition of the remaining 60% of FLICA's parent FHC on May 31, 1996. Changes in market values of equity securities, after deferred income tax effects, are reflected as unrealized appreciation or depreciation directly in stockholders' equity and, accordingly, have no effect on current operations. Mortgage loans on real estate and policy loans are carried at the unpaid principal balance. Accrual of interest income ceases when loans are ninety days or more past due. Foreclosed assets are carried at the lower of fair value or unpaid principal balance, less necessary costs to effect foreclosure. Realized gains and losses on sales of investments are recognized in current operations on the specific identification basis.

DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in deferred policy acquisition costs is the cost of insurance purchased on acquired business. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted monthly to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

LEASEHOLD IMPROVEMENTS AND EQUIPMENT. Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred and renewals, and betterments which materially extend the useful life of the underlying assets are capitalized.

FUTURE POLICY BENEFITS AND CLAIMS. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity and withdrawals.

Claims represent the estimated liabilities on claims reported plus claims incurred but not yet reported. These liabilities are subject to the impact of future changes in claim experience and, as adjustments become necessary, they are reflected in current operations.

RECOGNITION OF REVENUE. Life insurance and accident and health premiums are recognized as revenue when received. Benefits and expenses are associated with related premiums so as to result in a proper matching of revenues with expenses. Fee and service income and investment income are recognized when earned.

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

INCOME TAXES. The Company records income taxes based on the asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER SHARE. Primary net income per share of Common Stock is determined by dividing net income, less dividends on the issued and outstanding shares of Series A Preferred Stock, by primary weighted-average shares outstanding. Fully diluted net income per share is computed by dividing net income before dividends by fully diluted weighted average shares outstanding, which assumes conversion of the Series A Preferred Stock. At the December 31, 1994, the Series A Preferred Stock was convertible at $8.75 per share, resulting in 2,285,720 additional shares. The additional average shares outstanding were measured from the April 12, 1994 issue date, through December 31, 1994. At December 31, 1995, as a result of the February 28, 1995 Common Stock issuance, the conversion price was adjusted to $8.41 per share resulting in 2,378,120 additional shares.

RECLASSIFICATIONS. Certain reclassifications have been made to 1995 and 1994 amounts in order to conform to 1996 financial statement presentation.

NOTE 2 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                             1996     1995     1994
                                               (in thousands)

Fixed maturities                           $6,607   $6,542   $5,064
Mortgage loans on real estate                  62       71       83
Short-term investments                        513      250      489
Interest on receivables from agents         1,201      400     --
Other                                         584      424      308
                                           ------   ------   ------
                                            8,967    7,687    5,944
  Less: Investment expenses                   231      266      180
                                           ------   ------   ------
  Net investment income                    $8,736   $7,421   $5,764
                                           ======   ======   ======

Realized gains (losses) on investments are summarized as follows:

                                            YEAR ENDED DECEMBER 31,
                                            1996     1995    1994
                                                (in thousands)

Fixed maturities                           $(146)    $185    $320
Equities                                     238     --       --
Short-term investments                      --         (3)    --
Other long-term investments                    4     --       --
                                           -----    -----    ----
Realized gains on investments                $96     $182    $320
                                           =====    =====    ====


Unrealized appreciation on investments reflected directly in stockholders' equity is summarized as follows:

                                                               Year Ended
                                                               DECEMBER 31,
                                                             1996       1995
                                                            (in thousands)

Balance at beginning of year                               $2,593      $(147)
Unrealized (depreciation) appreciation, net
 of tax, on fixed maturities available-for-sale            (1,328)     2,735
Unrealized (depreciation) appreciation, net of
 tax, on equity securities and other investments             (208)         5
                                                          -------    -------
Balance at end of year                                     $1,057     $2,593
                                                          =======    =======



Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standard No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (the "Statement"). This Statement requires all debt securities and certain equity securities to be classified in three categories and accounted
                                       47
for as follows:

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

The Company does not engage in "trading" of securities, and accordingly, all of the applicable investments have been categorized as held-to-maturity securities or as available-for-sale securities at December 31, 1994 and as available-for-sale securities at December 31, 1996 and 1995.

In accordance with the Statement, the cumulative effect of recording the difference between estimated market value and amortized cost at January 1, 1994 of securities classified as available-for-sale to a separate component of stockholders' equity has been treated as a change in accounting principle and no restatement of prior year financial statements has been made. Additionally, in accordance with the statement, all investments categorized as held-to-maturity were transferred to the available-for-sale category at December 31, 1995.

Estimated market values represent the closing sales prices of marketable securities. Estimated market values are based on the credit quality and duration of marketable securities deemed comparable by the Company, which may be of another issuer.

The amortized cost and estimated market values of investments in fixed maturities at December 31, 1996 and 1995, are summarized by category as follows:

                                                                Gross         Gross     Estimated
                                                 Amortized    Unrealized    Unrealized   Market
AVAILABLE-FOR-SALE                                 COST         GAINS         LOSSES      VALUE
                                                                   (in thousands)

U.S. Government and governmental
  agencies and authorities                         $12,813         $227          $53      $12,987
States, municipalities, and political
  subdivisions                                         518         --           --            518
Finance companies                                   24,545          487          159       24,873
Public utilities                                    10,818          215           17       11,016
Mortgage-backed securities                          12,950          234           63       13,121
All other corporate bonds                           28,376          879          173       29,082
Certificates of deposit                                350         --           --            350
                                                ----------   ----------   ----------   ----------
Balance at December 31, 1996                       $90,370       $2,042         $465      $91,947
                                                ==========   ==========   ==========   ==========

                                                               Gross        Gross      Estimated
                                                  Amortized  Unrealized   Unrealized      Market
AVAILABLE-FOR-SALE                                  COST        GAINS       LOSSES        VALUE
                                                                 (in thousands)

U.S. Government and governmental
  agencies and authorities                         $23,365       $1,226           $8      $24,583
States, municipalities, and political
  subdivisions                                       1,510          122         --          1,632
Mortgage-backed securities                          10,756          390           71       11,075
Public utilities                                     8,241          519           60        8,700
Finance companies                                   18,224          719          198       18,745
All other corporate bonds                           20,764        1,236          255       21,745
Certificates of deposit                                300         --           --            300
                                                 ---------    ---------    ---------    ---------
Balance at December 31, 1995                       $83,160       $4,212         $592      $86,780
                                                 =========    =========    =========    =========


The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 1996, are shown below, in thousands, summarized by year to maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      Estimated
                                                          Amortized    Market
                                                             COST      VALUE
                                                          (in thousands)

Due in one year or less                                     $2,585     $2,602
Due after one year through five years                       25,131     25,395
Due after five years through ten years                      29,131     29,621
Due after ten years                                         20,573     21,208
Mortgage-backed securities                                  12,950     13,121
                                                           -------    -------
                                                           $90,370    $91,947
                                                           =======    =======

A summary of unrealized appreciation reflected directly in stockholders' equity at December 31, 1996 and 1995, on investments in fixed maturities available-for-sale, is as follows:

                                                     YEAR ENDED DECEMBER 31,
                                                         1996       1995
                                                        (in thousands)

Amortized cost                                        $90,370    $83,160
Estimated market value                                 91,947     86,780
                                                      -------    -------
Excess of market value to amortized cost                1,577      3,620
Estimated tax                                             552      1,267
                                                      -------    -------
Unrealized appreciation, net of tax                    $1,025     $2,353
                                                      =======    =======

Proceeds from sales of investments in fixed maturity securities were $57,869,000 in 1996 and $9,682,000 in 1995. Gross gains of $793,000 and gross losses of $697,000 were realized on 1996 investment sales. Gross gains of $255,000 and gross losses of $73,000 were realized on 1995 investment sales. The specific identification method is utilized to determine realized gains and losses on sales of investments.

Included in fixed maturities at December 31, 1996 and 1995, are high-yield, unrated or less than investment grade corporate debt securities comprising less than 1.5% and 0.7% of total cash and invested assets at December 31, 1996 and 1995, respectively.

Securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 1996 and 1995 had a par value totaling $21,870,000 and $19,920,000, respectively.

In connection with the Credit Agreement (see NOTE 6 - FINANCING ACTIVITIES, Credit Agreement), the Company has funds that are restricted as to withdrawal and as to to use for current operations consisting of cash of $0.3 million and short-term investments of $4.9 million as of December 31, 1996. These balances are held as collateral for the amounts borrowed under the Credit Agreement.

NOTE 3 - ACQUISITIONS

ACQUISITION OF REMAINING INTEREST OF FHC

On May 31, 1996, the Company completed the acquisition of the 60% of Freedom Holding Company ("FHC") it did not already own. FHC is a holding company which owns 100% of FLICA, a Mississippi domiciled insurer licensed in 34 states. The purchase price was $6.3 million in cash, and the transaction was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 40% investment in FHC using the equity method. The Company's portion of FHC's earnings prior to the acquisition in 1996 accounted for using the equity method was $74,000 in 1996, $348,000 in 1995 and $345,000 in 1994. The Company
received a $120,000 dividend in 1995 from FHC.

Beginning June 1, 1996, the results of operations of FHC have been reflected in the Company's Consolidated Statements of Operations and of Cash Flows. The present value of future profits associated with the purchase are being amortized in relation to premium revenues over the remaining life of the business. At the time of the acquisition, the Company, through an insurance subsidiary, reinsured the majority of business underwritten by FLICA. Subsequent to the acquisition of the remaining interest of FHC, the coinsurance agreements between FLICA and NFL were cancelled. The acquisition did not have a material pro-forma impact on operations.

ACQUISITION OF NFIC AND AICT

On April 12, 1994, Westbridge consummated the acquisition (the "Acquisition") of all of the outstanding capital stock of NFIC and its wholly-owned subsidiary AICT. The purchase price for the Acquisition approximated $20.1 million and was paid in cash. The funds used to acquire NFIC and AICT were provided by the issuance of Series A Preferred Stock (see NOTE 8). The Acquisition was accounted for under the purchase method and, accordingly, the operating results of NFIC and AICT have been included in the consolidated operating results since the date of Acquisition.

During 1995, the Company revised the assumptions used in calculating the future policy benefits and claims liabilities for NFIC and AICT. These changes resulted in a net purchase accounting adjustment of approximately $13.4 million.

The following summary, prepared on a pro-forma basis, combines the consolidated results of operations of NFIC and AICT with the operations of the Company, after including the impact of certain adjustments, such as amortization of deferred acquisition costs, dividends on the Series A Preferred Stock, and factually supportable expense reductions resulting from the consolidation of administrative operations. The following results assume the Acquisition occurred as of the beginning of the respective period.

                            PRO-FORMA FINANCIAL DATA
                  (in thousands, except share data; unaudited)

                                                    Year Ended
                                                   December 31,
                                                        1994

Total Revenues                                      $115,466
Income applicable to common stockholders               5,483

Net income per common share:
  Primary                                              $1.19
  Fully diluted                                        $1.03

The pro-forma financial information is presented for informational purposes only and is not necessarily indicative of what actually would have occurred if the Acquisition had been in effect for the entire period presented. In addition, the pro-forma financial information is not intended to be a projection of future results.

ACQUISITION OF A BLOCK OF CRITICAL CARE AND SPECIFIED DISEASE INSURANCE BUSINESS

On February 8, 1994, NFL completed its purchase of a block of Critical Care and Specified Disease Insurance from Dixie National Life Insurance Company. The purchase price for the block was $2,125,000. This acquisition has been accounted for using the purchase method of accounting.

NOTE 4 - MARKETING OPERATIONS

LIFESTYLES MARKETING GROUP, INC.

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

The Company provides financing to LifeStyles Marketing in its expansion efforts. LifeStyles Marketing's revenues and expenses during 1996 approximated $13,295,000 and $12,373,000, respectively. Revenues and expenses were $9,115,000 and $8,397,000 in 1995 and $7,246,000 and $7,130,000 in 1994, respectively. Of the revenues received, $11,098,000 were derived from NFL in the form of commission income on insurance products sold for NFL during 1996, $7,664,000 in 1995 and $5,561,000 in 1994. Through December 31, 1996, the Company had loaned LifeStyles Marketing approximately $5,193,000 in the form of advances which accrue interest at prime plus 1%. Prime equaled 8.25% at December 31, 1996. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations.

Under the terms of the joint venture agreement, profits and losses of LifeStyles Marketing are to be allocated 50% to WMC and 50% to the minority shareholders. However, because of the Company's voting and financial control, the operations of the joint venture are consolidated with the Company's operations and, accordingly, all significant intercompany accounts and transactions are eliminated.

The minority interest share of pre-tax income recognized by the Company is $247,000 at December 31,

1996. The Company had, prior to 1996 recognized 100% of the cumulative losses of LifeStyles Marketing. During 1996, those cumulative losses were fully recovered through earnings.

SENIOR BENEFITS, LLC

In November 1993, the Company acquired a 50% ownership interest in Senior Benefits. In June 1996, the Company acquired the remaining 50% ownership interest in Senior Benefits. Senior Benefits' revenue and expenses were $1,593,000 and $1,358,000 during 1996, and $1,005,000 and $1,105,000 during 1995 and $278,000 and $547,000 during 1994, respectively. Senior Benefits primarily markets Medicare Supplement products for NFL and began marketing products in late 1996 for non-affiliated insurance carriers. Of the revenues received, $770,000 were derived from NFL in the form of commission income on insurance products sold during 1996 ($982,000 in 1995 and $271,000 in 1994.) Through December 31, 1996, the Company had loaned Senior Benefits approximately $579,000 in the form of working capital advances. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations.

HEALTH CARE-ONE INSURANCE AGENCY, INC.

In 1995, the Company formed Health Care-One, which markets insurance products for non-affiliated insurance carriers. The Company owns 50% of Health Care-One. The Company is providing financing to Health Care-One during the start-up phase of operations. Health Care-One's revenue and expenses were $4,365,000 and $4,121,000 respectively, in 1996. Health Care-One's operations were not significant in 1995. Through December 31, 1996, the Company had loaned Health Care-One approximately $1,230,000 in the form of first-year commission advances. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations. The minority interest in pre-tax income subject to profit-sharing and recognized by the Company is $44,000 at December 31, 1996.

HEALTH CARE-ONE MARKETING GROUP, INC.

In February 1996, the Company formed HCO Marketing. The Company owns 80% of HCO Marketing which commenced operations in March 1996. HCO Marketing's operations were not significant in 1996. The Company will advance money to HCO Marketing to fund operations. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations.

NOTE 5 - FUTURE POLICY BENEFITS

Future policy benefits have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions pertinent thereto are as follows:

LIFE PRODUCTS

Withdrawals       Standard industry tables are used for issues through 1975.
                  Company experience is used for issues subsequent to 1975.

Interest Level 4% for issues through 1965; level 4.5% for 1966 through 1969 issues, and 6% graded to 4.5% in 25 years for 1970 through 1981 issues. Issues for 1982 through 1987 are 10% graded to 7% at year 10. ART issues in 1988 and later are 8.5% for 5 years graded to 7.5% in year 20. Participating policies are 4.5% for issues through 1965; 5% for 1966 through 1969 issues, and graded from 6% to 5% in 25 years for issues subsequent to 1969; 1995 and later issues are 6% level.

Mortality         Based on modifications of the 1955-1960 Select and Ultimate
                  Basic Tables and, for certain issues from 1975 through 1981, modifications of the 1958 CSO. Issues for 1981 through 1994 use modifications of the 1965-1970 Select and Ultimate Basic
                  Tables. Issues subsequent to 1994 use modifications of the 1975-1980 Ultimate Basic Tables.

ACCIDENT AND HEALTH PRODUCTS

Withdrawals       Issues through 1980 are based on industry experience; 1981 through 1996 issues are based on industry experience and Company experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest Issues through 1980 are 6% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years except for certain NationalCare and Supplemental Hospital Income issues which are 8% graded to 6% in 8 years and LifeStyles Products which are 9% graded to 7% in 10 years. 1993 and later issues are 7% level. Policies acquired from AII in 1992 are 6.4% level. Policies acquired from LHI in 1993 and DNL in 1994 are 6% level. Policies acquired in the Acquisition of NFIC and AICT are 7% level.

Mortality         Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 use the 1965-1970 Ultimate
                  Table. 1993 and later issues use the 1975-1980 Ultimate Table.
                  Policies acquired in acquisitions use the 1965-1970 Ultimate
                  Table.

Morbidity         Based on industry tables published in 1974 by Tillinghast,
                  Nelson and Warren, Inc., as well as other population statistics and morbidity studies.

NOTE 6 - FINANCING ACTIVITIES

COMMON STOCK OFFERING

On February 28, 1995, the Company issued 1,500,000 shares of its Common Stock in an underwritten public offering. The Shares of Common Stock were issued at a price of $7.00 per share, less an underwriting discount of $.42 per share. As a result of the issuance of the Common Stock, the conversion rate of the Series A Preferred Stock has been adjusted. The Series A Preferred Stock is now convertible into 2,378,120 shares of Common Stock at a conversion price of $8.41 per share.

SUBORDINATED NOTES

On February 28, 1995, the Company issued $20 million aggregate principal amount of its 11% Senior Subordinated Notes due 2002 (the "Notes") in an underwritten public offering. The Notes were issued at par, less an underwriting discount of 4%.

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

SUBORDINATED DEBENTURES

In March 1986, the Company completed a public offering of 25,000 Units consisting of $25 million principal amount of 11.70% Senior Subordinated Debentures due 1996 (the "Debentures") and warrants to purchase 800,000 shares of the Company's Common Stock (the "Warrants") at $12.25 per share. The Warrants expired unexercised on March 15, 1991.

In August 1987, NFL purchased, in an open market transaction, $5 million par value of the Debentures. For GAAP reporting purposes, the purchased Debentures were no longer treated as part of the Company's consolidated debt.

In February 1994, NFL sold at par value, to an unrelated party, the $5 million par value of the Debentures held in its portfolio. This transaction has been accounted for, on a consolidated basis as an issuance of debt.

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

SENIOR NOTE

On December 22, 1995, the Company issued a $1 million principal amount 10% Senior Note due 2002 (the "Senior Note") to the Chairman of the Board of Directors, a related party. The Senior Note was issued at par. In connection with the Senior Note issuance, the Company also issued a Common Stock purchase Warrant for 135,501 shares of Common Stock at an exercise price of $7.38 per share.

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

CREDIT ARRANGEMENT

The Company has a $20 million Credit Agreement (the "Agreement") which is secured by receivable balances from insurance agents which expires on January 7, 1998. A commitment fee of 1/2 of 1% is applied against the unused portion. At the Company's option, interest under the Agreement may be based on prime rate or LIBOR plus an applicable margin. The rate in effect at December 31, 1996, was approximately 8.5%. The Company had approximately $11.6 million outstanding under the Agreement at December 31, 1996. The Agreement required the Company, among other things, to maintain minimum levels of statutory surplus, tangible net worth and certain minimum financial ratios. (See discussion of restricted funds in NOTE 2 - INVESTMENTS).

CEDING ALLOWANCE PAYABLE

In connection with a Coinsurance Funds Withheld Reinsurance Agreement (see NOTE
11), $8.6 million in ceding allowance is due to a reinsurer at December 31, 1996. This amount is repaid, inclusive of interest at 12.5%, as statutory profits emerge on the reinsured block of business.

NOTE 7 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 1996, 1995 and 1994, to the amounts reported in the Company's balance sheet:

                                                   YEAR ENDED DECEMBER 31,
                                                 1996       1995        1994
                                                      (in thousands)

Balance at January 1 (Gross)                  $39,063    $41,387     $12,794
   Less: reinsurance recoverables               3,419      1,457          65
                                              -------    -------    --------
Net balance at January 1                       35,644     39,930      12,729
Incurred related to:
   Current year                                80,821     67,239      59,830
   Prior years                                 14,242      2,698      (1,381)
                                              -------    -------    --------
         Total incurred                        95,063     69,937      58,449
                                              -------    -------    --------
Current year reserves acquired                    788       --        33,032
Paid related to:

   Current year                                68,199     46,755      42,919
   Prior years                                 25,297     27,468      10,655
   Current year acquired business                 269       --        10,706
                                              -------    -------    --------
         Total paid                            93,765     74,223      64,280
                                              -------    -------    --------
Balance at December 31                         37,730     35,644      39,930
   Plus: reinsurance recoverables               1,456      3,419       1,457
                                              -------    -------    --------
Balance at December 31 (Gross)                $39,186    $39,063     $41,387
                                              =======    =======    ========




NOTE 8 - REDEEMABLE PREFERRED STOCK

On April 12, 1994, the Company issued 20,000 shares of Series A Cumulative Convertible Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock"), at a price of $1,000 per share. The Series

A Preferred Stock was issued in a private placement and was subsequently registered with the Securities and Exchange Commission under a registration statement which was declared effective in October 1994. The following summarizes the significant terms of the Series A Preferred Stock:

*         Liquidation preference of $1,000 per share.

* Cumulative annual dividend rate of 8.25%, subject to increase upon non-compliance by the Company with certain restrictions.

* At December 31, 1994, the Series A Preferred Stock was convertible by the holders thereof into the 2,285,720 shares of the Company's Common Stock at a conversion price of $8.75 per share. As a result of the Common Stock offering in 1995, the conversion price was adjusted to $8.41 per share. The Series A Preferred Stock were convertible into 2,378,120 shares of Common Stock as of December 31, 1995 and 1996.

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

NOTE 9 - DEFERRED POLICY ACQUISITION COSTS

A summary of DPAC by major product line of insurance follows (in thousands):

                                             1996                      1995                     1994
                                              ----                     ----                     ----
                                                   Accident                Accident                 Accident
                                                     and                      and                      and
                                       LIFE        HEALTH        LIFE      HEALTH         LIFE       HEALTH
Balance at beginning
  of year                                $205       $56,772         $31     $58,623          $36      $28,318
Deferrals:
  Commissions                             430        39,423         122      16,517            2        7,465
  Issue costs                              63         5,222          30       6,484            3        1,535
                                    ---------     ---------     -------    --------     --------     --------
                                          698       101,417         183      81,624           41       37,318
Cost of insurance purchased              --           4,663        --           126         --         31,006
Purchase accounting

 adjustment                              --            --          --       (13,403)        --           --
Amortization expense                     (129)      (22,778)         22     (11,575)         (10)      (9,701)
                                    ---------     ---------     -------    --------     --------     --------
Balance at end of year                   $569       $83,302        $205     $56,772          $31      $58,623
                                    =========     =========     =======    ========     ========     ========


The cost of insurance purchased in 1996 is related to the acquisition of the remaining 60% ownership interest in FHC and its wholly-owned insurance subsidiary, FLICA, which was not previously owned by the Company. This amount is being amortized in relation to premium revenue over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $346,000 in 1996, net of interest accretion of $180,000.

The cost of insurance purchased in 1994 is related to the purchase of NFIC and AICT and is being amortized in relation to premium revenues over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $1.8 million, $2.3 million and $3 million in 1996, 1995 and 1994, respectively, net of interest accretion of $0.5 million, $1.3 million and $1.5 million.

During 1995, the Company recorded purchase accounting adjustments to the allocation of the purchase price of NFIC and AICT as these adjustments fell within the allocation period following the acquisition, in accordance with Statement of Financial Accounting Standard No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises."

The estimated amortization of the cost of insurance purchased is 15% to 20% of each years' beginning balance for a period of five years subsequent to the date of acquisition.

NOTE 10 - INCOME TAXES

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

The Company and its wholly-owned subsidiaries, other than NFIC, AICT and FLICA, file a consolidated federal income tax return. NFIC, AICT and FLICA file separate federal income tax returns.

The provision for (benefit from) U.S. federal income taxes charged to continuing operations was as follows:

                                               YEAR ENDED DECEMBER 31,
                                              1996      1995      1994
                                                 (in thousands)

Current                                     $ ( 804)  $1,032    $1,581
Deferred                                     5,214     1,781     1,183
                                            ------    ------    ------
Total provision for income taxes            $4,410    $2,813    $2,764
                                            ======    ======    ======

Provision has not been made for state and foreign income tax expense since such expense is minimal.

The differences between the effective tax rate and the amount derived by multiplying the income before income tax expense by the Federal income tax rate for the Company's last three years follow:

                                                     YEAR ENDED DECEMBER 31,
                                                     1996    1995     1994

Statutory tax rate                                     34%     34%      34%
Small life insurance company deduction calculated
  as a percentage of life insurance company income     --     --        (5%)
Unutilized loss carryforwards of non-life companies    --     --         2%
Equity earnings of unconsolidated subsidiary           --      (1%)     (1%)
Other items, net                                        1%    --       --
                                                      ---     ---      ---
Effective tax rate                                     35%     33%      30%
                                                      ===     ===      ===

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                            YEAR ENDED DECEMBER 31,
                                                1996         1995
                                                 (in thousands)

Deferred Tax Liabilities:
  Deferred policy acquisition costs          $18,581       $8,683
  Invested assets                                231          604
  Unrealized gain on investments                 553        1,300
  Other deferred tax liabilities               1,822        1,950
                                            --------     --------
       Total deferred tax liability           21,187       12,537
                                            --------     --------

Deferred Tax Assets:
  Policy reserves                              7,196        3,296
  Net operating loss carryforwards             8,296        6,960
  Tax credit carryforwards                        11           11
  Other deferred tax assets                      263        1,307
  Valuation allowance                         (4,878)      (4,878)
                                            --------     --------
       Total deferred tax asset               10,888        6,696
                                            --------     --------
Net deferred tax liability                   $10,299       $5,841
                                            ========     ========


A valuation allowance has been provided for 1996 and 1995, respectively, for the tax effect of a portion of the non-life loss carryovers since it is more likely than not that such benefits will not be realized.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 1996, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $875,000, have not been provided on such amount.

At December 31, 1996, NFL has approximately $12,782,000 in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 1996, the Company and its wholly-owned subsidiaries have aggregate net operating loss carryforwards of approximately $24,411,000 and $13,619,000 for regular tax and alternative minimum tax purposes, respectively, which expire in 2001 through 2011.

NOTE 11 - STATUTORY CAPITAL AND SURPLUS

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, NFIC and AICT must each maintain minimum aggregate statutory capital and surplus of $1.4 million. Under Mississippi law, FLICA is required to maintain minimum capital and surplus of $1 million. The State of Georgia requires licensed out-of-state insurers to maintain minimum capital of $1.5 million, and the Commonwealth of Kentucky requires minimum surplus of $2 million. These levels are higher than the requirements of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which NFL, NFIC and AICT must each maintain is $3.5 million. FLICA must maintain a minimum of $4 million. At December 31, 1996, aggregate statutory capital and surplus for NFL, NFIC, AICT and FLICA was $14.4 million, $7.8 million, $8.2 million and $14.9 million, respectively. Statutory net income
(loss) for NFL, NFIC, AICT and FLICA for the year ended December 31, 1996, was $1.7 million, $(2.2) million, $(0.1) million and $7 million, respectively. FLICA through its parent FHC, is wholly-owned by NFL, and AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of the parent includes the statutory capital and surplus of the respective subsidiary.

Dividend payments from Westbridge's principal Insurance Subsidiaries are regulated by the insurance laws of their domiciliary states. NFL is domiciled in Delaware. Under the Delaware Insurance Code, an insurer domiciled in Delaware may not declare or pay a dividend or other distribution from any source other than "earned surplus" without the state insurance commissioner's prior approval. "Earned surplus" is defined as an amount equal to the unassigned funds of an insurer as set forth on its most recent statutory annual statement, including all or part of the surplus arising from unrealized capital gains or revaluation of assets. NFIC and AICT are domiciled in Texas. An insurer domiciled in Texas may pay dividends only out of "surplus profits arising from its business" to the exent of net gains from operations, not including realized capital gains, for the twelve month period ending as of the preceding December 31. Moreover, insurers domiciled in either Delaware or Texas may not pay "extraordinary dividends" without first providing the state insurance commissioner with 30-days prior notice, during which time such commissioner may disapprove the payment. An "extraordinary dividend" is defined as a dividend whose fair market value together with that of other dividends made within the preceding 12-months exceeds the greater of (a) ten percent of the insurer's surplus as regards policyholders as of the preceding December 31 or (b) the net gain from operations of such insurer, not including realized capital gains, for the 12-month period ending on the preceding December 31. FLICA is domiciled in Mississippi. Under Mississippi Insurance Regulations, an insurer domiciled in Mississippi may pay dividends limited to the lessor of 10% of statutory capital and surplus or 100% of the statutory net income for the preceding year unless prior written approval of the Commissioner is obtained. In September 1994, NFL paid to Westbridge an "extraordinary dividend" in the amount of $2 million. With respect to ordinary dividends payable by an insurer domiciled in Delaware, notice of any dividend must be provided to the state insurance commissioner within five business days following the declaration thereof and at least ten days prior to the payment thereof.

As of December 31, 1996, NFL is precluded from paying dividends during 1997 without prior regulatory approval due to negative statutory "earned surplus" as a result of historical statutory losses. For the foreseeable future, NFL has agreed to seek the approval of the Delaware insurance commissioner prior to making any dividend payments. As of December 31, 1996, NFIC and AICT are precluded from paying dividends during 1997 without prior regulatory approval due to statutory losses for the year ended December 31, 1996. FLICA has the ability to pay NFL, without prior regulatory approval, approximately $1.5 million in dividends during 1997, none of which has been paid.

In Delaware, Mississippi and Texas, the state insurance commissioner reviews the dividends paid by each insurer domiciled in such commissioner's state at least once each year to determine whether they are reasonable in relation to the insurer's surplus as regards policyholders and quality of earnings. The state insurance commissioner may issue an order to limit or disallow the payment of ordinary dividends if such commissioner finds the insurer to be presently or potentially financially distressed or troubled.

In December 1990, the Company and NFL entered into an agreement under which NFL issued a surplus certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the surplus certificate bears interest at an agreed upon rate not to exceed 10% and is repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance agreements, and (ii) NFL receiving prior approval for repayment from the Delaware State Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. No principal payments were made in 1995 or 1996. The unpaid aggregate principal under this surplus certificate was $777,000 as of December 31, 1996 and 1995.

The statutory financial statements of the Insurance Subsidiaries are prepared using accounting methods which are prescribed or permitted by the insurance department of the respective companies' state of domicile. Prescribed statutory accounting practices include a variety of publications of the NAIC as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company employed no permitted statutory accounting practices that individually or in the aggregate materially affected statutory surplus or risk-based capital at December 31, 1996 or 1995.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company applies ABP Opinion No. 25 and related interpretations in accounting for its stock options plans, which are described below. Accordingly, no compensation cost has been recognized for its qualified stock option plans. If compensation cost for the Company's stock option plans had been determined based on the estimated market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income and earnings per share would have been reflected by the following pro forma amounts for the year ended December 31, 1996 and 1995:

                                                       YEAR ENDED DECEMBER 31,
                                                       1996             1995

Net income, as reported                             $8,261,000       $5,324,000
Net income, pro forma                               $8,037,000       $5,270,000
Primary earnings per share, as reported                  $1.08            $0.63
Primary earnings per share, pro forma                    $1.04            $0.62
Fully diluted earnings per share, as reported            $0.97            $0.65
Fully diluted earnings per share, pro forma              $0.94            $0.64

The estimated market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 1996 and 1995:

         Dividend yield                              0%

         Expected volatility                         70.00%

         Risk-free rate of return                    5.80%

         Expected life                               5.0 years

The Company adopted, as of July 1, 1982, an employee incentive stock option plan (the "ISO Plan"). The ISO Plan authorizes the Company's Board of Directors to issue to key full-time employees of the Company, or any of its subsidiaries, non-transferrable options to purchase up to 580,000 (as adjusted to give effect for stock dividends paid in 1983) shares, in the aggregate, of the Company's Common Stock. Options granted under the ISO Plan are intended to qualify as either "incentive stock options" under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or as non-qualified stock options as defined under the Code. The ISO Plan provides that the option price per share will be no less than the estimated market value for a share of the Company's Common Stock on the date of grant. To date, all option prices have been equal to the estimated market value of the stock on the date of grant. The ISO plan also provides that shares available upon the exercise of options granted under the ISO Plan may be paid for with cash or by tendering shares of Common Stock owned by optionee(s), or a combination of the foregoing. All vested options outstanding are exercisable for a period not to exceed ten years from the date the option was granted, except that no option is exercisable until at least one year after its grant. In addition, the ISO Plan provides that no one owning 10% of the total combined voting power of all classes of the Company's stock, or of the stock of any subsidiary, is eligible to be awarded options under the ISO Plan.

The Company also adopted, as of September 5, 1985, a second employee stock option plan (as amended, the "1985 Plan"). The 1985 Plan provides for the granting, to eligible employees of the Company or its subsidiaries, of stock options to purchase up to a total of 200,000 shares of the Company's Common Stock. Options granted under the 1985 Plan are treated as "non-qualified stock options" for purposes of the Code and the option price per share shall not be less than 90% of the estimated market value of the Company's Common Stock on the date of grant. All options outstanding are exercisable within seven years from the date the option was granted, except that no option is exercisable until at least one year after its grant.

A third employee stock option plan, was adopted as of March 26, 1992 (as amended, the "1992 Plan"). The 1992 Plan provides for the granting, to eligible employees of the Company or its subsidiaries, of stock options to purchase up to a total of 300,000 shares of the Company's Common Stock. Options granted under the 1992 Plan are treated as "non-qualified stock options" for purposes of the Code and the option price per share shall not be less than 90% of the estimated market value of the Company's Common Stock on the date of grant. All options outstanding are exercisable within seven years from the date the option was granted, except that no option is exercisable until at least one year after its grant.

On April 19, 1996, the Company adopted a Restricted Stock Plan (the "1996 Plan"). This 1996 Plan provides for the granting of up to 1,000,000 shares of Common Stock subject to certain restrictions and adjustments. The restricted shares are subject to vesting requirements ("the restriction period") ranging from six months for non-employee directors to sixty months for employees or other authorized grantees. During the restriction period, the grantee may not sell, assign, transfer, pledge, encumber or otherwise dispose of or hypothecate such an award. Upon satisfaction of the vesting schedule and any other applicable restrictions, terms or conditions, the grantee will be entitled to receive the shares. There were no awards or grants of restricted shares during 1996 to employees. Non-employee directors were granted a total of 6,000 restricted shares during 1996.

Information regarding the Company's stock option plans is summarized as follows:

                                                   YEAR ENDED DECEMBER 31,
                                                1996         1995         1994

Options outstanding at beginning of year 411,994 375,294 554,917 Options granted during the year:
  Price granted at $5.40                        --        116,000         --
  Price granted at $5.60                        --          6,000         --
  Price granted at $6.84                        --           --          5,000
  Price granted at $7.20                        --           --          5,000
  Price granted at $7.65                        --           --         25,000
  Price granted at $7.71                        --           --          5,000
  Price granted at $8.25                       4,000         --           --
Options exercised during the year:

  Price ranging from $1.88 to $5.18          (62,965)     (85,300)    (219,623)
Options canceled during the year:
  Price ranging from $1.88 to $5.40          (16,500)        --           --
                                            --------     --------     --------
  Options outstanding at end of year         336,529      411,994      375,294
                                            ========     ========     ========


At December 31, 1996, options for 76,529 shares were exercisable under the stock options plans at a price ranging from $1.88 to $2.50 and options for 256,000 shares were exercisable at a price ranging from $5.18 to $7.71. Also, at December 31, 1996, 1995 and 1994, options for 10,000, 6,000 and 128,000 shares, respectively, remained available for future grant under the plans.

In September 1986, the Company established a retirement savings plan for its employees. The plan permits all employees who have been with the Company for at least one year to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 3% of their salary with partially matching discretionary Company contributions determined by the Company's Board of Directors. Employee contributions are invested in any of five investment funds at the discretion of the employee. Company contributions are in the form of the Company's Common Stock. The Company's contributions to the plan in 1996, 1995 and 1994 approximated $102,000, $79,000, and $98,000, respectively.

NOTE 13 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total accident and health premiums of $4,063,000, $2,807,000, and $1,703,000, were paid to reinsurers in 1996, 1995, and 1994, respectively. Face amounts of life insurance in force approximated $86,978,000, $43,441,000 and $21,814,000 at December 31, 1996, 1995 and 1994, respectively.
No life insurance was reinsured as of December 31, 1996, 1995 and 1994, respectively.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") effective July 1, 1996 on the inforce Critical Care and Specified Disease business. The Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. This ceding commission allowance will be repaid, inclusive of interest at 12.5%, as statutory profits emerge from the reinsured block of business. For the year ended December 31, 1996, the repayment approximated $1.9 million. The ceding allowance payable at December 31, 1996, totaled $8.6 million, (see NOTE 6). The Company must maintain in trust, investments with an estimated market value equal to 90% of the active life reserves on the reinsured business, which at December 31, 1996, approximated $14.7 million. Upon repayment of the initial ceding commission, statutory profits on the block of business will be shared on a 50/50 quota share basis. The Agreement is subject to recapture at anytime at the option of the Company.

In late 1993, NFL entered into a coinsurance treaty with FLICA. FLICA is a wholly-owned subsidiary of FHC. Under the terms of the treaty, NFL assumed a 90% pro-rata share of certain Critical Care and Specified Disease business. For the years ended December 31, 1996, 1995 and 1994, $2,329,000, $5,058,000, and
$1,640,000, respectively, of assumed premiums under this coinsurance treaty are included as premium revenue in the Consolidated Financial Statements. This coinsurance treaty was cancelled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996.

In May 1987, NFL entered into a coinsurance treaty with FLICA. Under the terms of the treaty, NFL assumed a 50% pro-rata share of all insurance business written by FLICA from January 1, 1987 through December 31, 1988. In November 1988 (see NOTE 3), the coinsurance treaty was amended to extend through 1997. For the years ended December 31, 1996, 1995 and 1994, $1,673,000, $4,272,000,
and $4,607,000, respectively, of assumed premiums under the coinsurance treaty are included as revenue in the consolidated financial statements. This coinsurance treaty was cancelled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996,

In March 1990, NFL entered into a coinsurance treaty with Paramount Life Insurance Company ("Paramount"). Under the terms of the treaty, which was in effect from April 1, 1990 through May 31, 1995, NFL assumed 90% of the Critical Care and Specified Disease policies written by Paramount. The treaty effectively ended upon the purchase of this block of business by NFL from Paramount. For the year ended December 31, 1996, 1995 and 1994, $0, $582,000 and $1,601,000,
respectively, of assumed premiums under this coinsurance treaty were recorded as revenue.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 1996, aggregated $13,607,000. The amounts due by year are as follows: 1997-$3,024,000; 1998-$2,808,000; 1999- $2,402,000; 2000-$1,987,000; 2001-$1,155,000; and
thereafter-$2,231,000. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $4,166,000, $3,413,000, and $2,953,000 in 1996, 1995 and 1994, respectively.

In the normal course of their business operations, the Insurance Subsidiaries, continue to be involved in various claims, lawsuits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the disposition of these or any other legal matters will not have a material adverse effect on the Company's business, consolidated financial position or results of operations.

In the ordinary course of business, the Company has advanced commissions and made loans to agents collateralized by future commissions. First-year commission advances to agents are recorded as receivables from agents and totaled $18.3 million as of December 31, 1996. Westbridge holds a secured promissory note (the "Elkins Note"), from NFC Marketing, Inc. ("NFC"), an Arkansas corporation which is wholly-owned by Elkins. The balance of this note recorded on the books of the Company at December 31, 1996 is approximately $702,000. The note, which was renegotiated in October 1994, represents principal and accrued interest on a loan made by Westbridge to NFC for the purpose of expanding its marketing efforts.

The Company collects $20,000 per month until this note and the related accrued interest is satisified. Payment of the principal and interest under the Elkins Note has been guaranteed by Elkins. In addition, under the terms of a Security Agreement delivered to Westbridge by NFC, following a default, Westbridge has the right to apply monies, balances, credit or collections which it may hold for NFC on deposit, or which might otherwise be payable to NFC by NFL (including, among other things, agents' commissions payable by NFL to NFC), to offset the unpaid balance of the Elkins Note.

NOTE 15 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of net income as reported by the Insurance Subsidiaries under practices prescribed or permitted by regulatory authorities and that reported herein by the Company on a consolidated GAAP basis follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                  1996         1995        1994
                                                                         (in thousands)

Net income (loss) as reported by the insurance
  subsidiaries on a regulatory basis                              $870      $(6,296)     $3,043
Additions to (deductions from) regulatory basis:
  Future policy benefits and claims                             (2,016)         166       1,264
  FHC pre-acquisition statutory earnings                        (1,388)        --          --
  Deferred policy acquisition and
    development costs, net of amortization                      22,434       15,329       6,967
  Deferred and uncollected premiums                             (1,719)         138        (601)
  Coinsurance Funds Withheld reinsurance treaty                 (7,336)        --          --
  Income taxes                                                  (4,214)      (2,837)     (2,505)
  Operations of affiliates                                       2,001       (1,355)     (2,669)
  Other, net                                                      (371)         179         926
                                                              --------     --------     -------
Consolidated net income as reported herein on a GAAP basis      $8,261       $5,324      $6,425
                                                              ========     ========     =======

A reconciliation of capital and surplus reported by the Insurance Subsidiaries under regulatory practices to stockholders' equity as reported herein by Westbridge on a consolidated GAAP basis follows:

                                                                  YEAR ENDED DECEMBER 31,
                                                               1996         1995         1994
                                                                     (in thousands)

Capital and surplus as reported by the Insurance
  Subsidiaries on a regulatory basis                        $18,648      $24,038      $23,564
Additions to (deductions from) a regulatory basis:
  Future policy benefits and claims                              10       (9,723)     (23,298)
  Deferred policy acquisition and development costs          83,952       34,333       55,305
  Nonadmitted assets                                          4,818        1,124        8,127
  Coinsurance Funds Withheld reinsurance treaty              (8,831)        --           --
  Income taxes                                              (12,706)      (9,447)     (10,038)
  Deferred, uncollected and advance premiums                (12,651)         241          704
  Asset valuation reserve                                     1,157          823        1,644
  Stockholders' equity of affiliates                        (31,494)      (8,506)     (41,071)
  Other, net                                                  5,000        9,922       11,418
                                                           --------     --------     --------
Consolidated stockholders' equity as reported
  herein on a GAAP basis                                    $47,903      $42,805      $26,355
                                                           ========     ========     ========

NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for each of the Company's last two years of operations is as follows (in thousands, except per share data):

                                                           QUARTER ENDED
1996                                          MARCH       JUNE     SEPTEMBER    DECEMBER
                                              -------------------------------------------

Premium income                                $35,410    $39,040     $40,688      $41,642
Net investment income                           2,116      2,191       2,283        2,146
Net realized gains (losses) on investments         85        116         (28)         (77)
Fee, service and other income                   1,777      2,017       2,440        3,300
Benefits, claims and other expenses            37,040     40,334      41,890       43,285
Preferred stock dividend                          413        412         412          413
Income applicable to common stockholders        1,160      1,585       1,858        2,008
Earnings per share:

 Primary                                        $0.19      $0.26       $0.30        $0.33
 Fully diluted                                  $0.19      $0.23       $0.27        $0.28

                                                                  QUARTER ENDED
1995                                                 MARCH         JUNE     SEPTEMBER  DECEMBER
                                                    -------------------------------------------

Premium income                                      $27,934      $28,876     $30,554    $32,729
Net investment income                                 1,820        1,764       1,722      2,115
Net realized gains (losses) on investments              (61)         (11)         37        217
Fee, service and other income                           438          457         665        776
Benefits, claims and other expenses                  29,169       29,069      30,386     33,212
Net income before extraordinary item                    724        1,418       1,796      1,793
Extraordinary loss from early extinguishment
  of debt, net of income tax benefit                    407         --          --         --
Preferred stock dividend                                413          412         413        412
Income (loss) applicable to common stockholders         (96)       1,006       1,383      1,381
Earnings per share:
 Primary:

    Income before extraordinary item                  $0.06        $0.17       $0.23      $0.23
    Extraordinary item                                (0.08)        --          --         --
         Net earnings                                $(0.02)       $0.17       $0.23      $0.23
 Fully diluted:
    Income before extraordinary item                  $0.10        $0.17       $0.21      $0.21
    Extraordinary item                                (0.06)        --          --         --
         Net earnings                                 $0.04        $0.17       $0.21      $0.21

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (in thousands)

                                                               YEAR ENDED DECEMBER 31,
                                                             1996         1995        1994

Net investment income                                         $62          $23         $12
Intercompany income derived from:
   Interest on Surplus Certificates                            78           78         106
   Rental of leasehold improvements and equipment           1,703        1,597         658
Interest on advances to subsidiaries                          192          182         170
Other income                                                  106          120          96
                                                         --------     --------     -------
                                                            2,141        2,000       1,042
                                                         --------     --------     -------

General and administrative expenses                         2,128        2,085         894
Taxes, licenses and fees                                       90           97          35
Interest expense                                            2,496        2,432       3,228
                                                         --------     --------     -------
                                                            4,714        4,614       4,157
                                                         --------     --------     -------
Loss before benefit for income taxes and equity in

   undistributed net earnings of subsidiaries              (2,573)      (2,614)     (3,115)
   Benefit for income taxes                                   432        1,427       1,228
                                                         --------     --------     -------
                                                           (2,141)      (1,187)     (1,887)
Equity in undistributed net earnings of subsidiaries       10,402        6,918       8,312
                                                         --------     --------     -------
Net income before extraordinary item                        8,261        5,731       6,425
Extraordinary loss from early extinguishment of debt,

   net of income tax benefit of $210                         --            407        --
                                                         --------     --------     -------
      Net income                                            8,261        5,324       6,425

Preferred stock dividends                                   1,650        1,650       1,190
                                                         --------     --------     -------

Income applicable to common stockholders                    6,611        3,674       5,235

Retained earnings at beginning of year                     10,575        6,901       1,666
                                                         --------     --------     -------

Retained earnings at end of year                          $17,186      $10,575      $6,901
                                                         ========     ========     =======




The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1996 consolidated financial statements and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (in thousands)

                                                                          DECEMBER 31,
                                                                        1996         1995

Assets:
   Cash and other short-term investments                              $1,241       $1,446
   Investment in consolidated subsidiaries                            77,946       70,118
   Accrued investment income                                              50           34
   Leasehold improvements and equipment, net                           1,100        1,387
   Other assets                                                        6,540        7,257
   Advances due from subsidiaries                                      2,557        4,797
   Receivable from subsidiary on Surplus Certificate                     777          777
                                                                    --------     --------
      Total Assets                                                   $90,211      $85,816
                                                                    ========     ========
Liabilities:
   Senior subordinated notes, net                                    $19,350      $19,264
   Note payable                                                        1,038          927
   Other liabilities                                                     991        1,130
   Payable to subsidiaries                                               929        1,690
                                                                    --------     --------
      Total Liabilities                                               22,308       23,011
                                                                    --------     --------

Redeemable Preferred Stock                                            20,000       20,000
                                                                    --------     --------

Stockholders' Equity:
   Common stock                                                          604          599
   Capital in excess of par value                                     29,226       29,208
   Unrealized appreciation

      of investments carried at market value                           1,057        2,593
   Retained earnings                                                  17,186       10,575
                                                                    --------     --------
                                                                      48,073       42,975
                                                                    --------     --------
   Less: Aggregate shares held in treasury and investment by
          affiliate in Parent Company's common stock
          (28,600 shares at December 31, 1996 and 1995), at cost        (170)        (170)
                                                                    --------     --------
      Total Stockholders' Equity                                      47,903       42,805
                                                                    --------     --------

        Total Liabilities, Redeemable Preferred Stock
          and Stockholders' Equity                                   $90,211      $85,816
                                                                    ========     ========




The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1996 consolidated financial statements and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                      YEAR ENDED DECEMBER 31,
                                                                   1996         1995         1994

Cash Flows From Operating Activities:
  Net income applicable to common stockholders                   $6,611       $3,674       $5,235
  Adjustments to reconcile net income applicable to
    common stockholders to cash provided by
    (used for) operating activities:
    Equity in undistributed net income of subsidiaries          (10,402)      (6,918)      (8,312)
    Accrued investment income                                       (16)         (12)          87
    Advances due from subsidiaries                                1,471        1,383        1,461
    Other liabilities                                              (138)          10          356
    Decrease (increase) in deferred income tax benefit              356       (1,376)      (1,268)
    (Increase) decrease in deferred expenses                        218         (137)      (1,726)
    Other                                                           546          335          669
                                                               --------     --------     --------
       Net Cash Used For Operating Activities                    (1,354)      (3,041)      (3,498)
                                                               --------     --------     --------

Cash Flows From Investing Activities:
  Acquisition of NFIC and AICT                                     --           --        (20,178)
  Proceeds from investments sold and matured                       --           --            100
  Proceeds from surplus certificate                                --           --          1,000
  Notes receivable from related parties                            --           --          1,381
  Additions to leasehold improvements and equipment,
    net of retirements                                             (165)        (703)        (911)
  Decrease in notes receivable                                      158         --           --
  Investment in subsidiaries                                      1,038         --          2,000
                                                               --------     --------     --------
       Net Cash Provided By (Used For) Investing Activities       1,031         (703)     (16,608)
                                                               --------     --------     --------

Cash Flows From Financing Activities:
  Issuance of redeemable preferred stock                           --           --         20,000
  Retirement of subordinated debentures, due 1996                  --        (25,000)        --
  Issuance of subordinated notes, due 2002                         --         19,200         --
  Issuance of note payable                                          103          927         --
  Issuance of common stock                                          140       10,108          395
  Issuance of common stock warrants                                --             74         --
  Purchase and cancellation of common stock                        (125)        (146)        (534)
                                                               --------     --------     --------
    Net Cash Provided By Financing Activities                       118        5,163       19,861
                                                               --------     --------     --------
    (Decrease) Increase in Cash and Short-Term
       Investments During the Year                                 (205)       1,419         (245)
    Cash and Short-Term Investments at
       Beginning of Year                                          1,446           27          272
                                                               --------     --------     --------
    Cash and Short-Term Investments at End of Year               $1,241       $1,446          $27
                                                               ========     ========     ========

The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1996 consolidated financial statements and notes thereto.

                                  SCHEDULE III

                            WESTBRIDGE CAPITAL CORP.

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (IN THOUSANDS)

                                                            OTHER
                                                            POLICY                                 AMORTIZATION
                                      DEFERRED              CLAIMS                        BENEFITS  OF POLICY
                                      POLICY    FUTURE       AND                 NET        AND      ACQUISI-    OTHER
                                   ACQUISITION  POLICY     BENEFITS  PREMIUM  INVESTMENT  CLAIMS      TION     OPERATING   PREMIUMS
SEGMENT                                COSTS    BENEFITS   PAYABLE   REVENUE    INCOME    EXPENSE     COSTS    EXPENSES    WRITTEN*
---------------------------------    -------    -------    -------  --------    ------    -------    -------    -------    --------

YEAR ENDED DECEMBER 31, 1996:
Insurance operations                 $83,871    $54,204    $39,186  $156,780    $6,514    $94,187    $22,907    $16,385    $107,149
                                                                                                                           ========
Fee and service income activities       --         --         --        --       1,784       --         --       24,433
Corporate (parent company)              --         --         --        --         438       --         --        4,637
                                                           -------  --------    ------    -------    -------    -------    --------
         Total                       $83,871    $54,204    $39,186  $156,780    $8,736    $94,187    $22,907    $45,455
                                                =======    =======  ========    ======    =======    =======    =======    ========


YEAR ENDED DECEMBER 31, 1995:

Insurance operations                 $56,977    $46,620    $39,063  $120,093    $7,095    $70,465    $11,553    $23,533     $98,996
                                                                                                                           ========
Fee and service income activities       --         --         --        --        --         --         --       11,670
Corporate (parent company)              --         --         --        --         326       --         --        4,615
                                                           -------  --------    ------    -------    -------    -------    --------
         Total                       $56,977    $46,620    $39,063  $120,093    $7,421    $70,465    $11,553    $39,818
                                                =======    =======  ========    ======    =======    =======    =======    ========


YEAR ENDED DECEMBER 31, 1994:

Insurance operations                 $58,654    $62,862    $41,349   $98,703    $5,487    $53,623     $9,711    $22,688     $34,732
                                                                                                                           ========
Fee and service income activities       --         --         --        --        --         --         --        7,704
Corporate (parent company)              --         --         --        --         277       --         --        3,976
                                                -------    -------  --------    ------    -------    -------    -------    --------
         Total                       $58,654    $62,862    $41,349   $98,703    $5,764    $53,623     $9,711    $34,368
                                                =======    =======  ========    ======    =======    =======    =======    ========



* Premiums Written--Amounts do not apply to life insurance.

                            WESTBRIDGE CAPITAL CORP.

                                   SCHEDULE IV

                                   REINSURANCE
                       (in thousands, except percentages)

                                                              ASSUMED                PERCENTAGE
                                                CEDED TO       FROM                   OF AMOUNT
                                     GROSS       OTHER        OTHER          NET      ASSUMED
                                     AMOUNT    COMPANIES     COMPANIES      AMOUNT     TO NET

YEAR ENDED DECEMBER 31, 1996:

Life insurance in force             $86,978    $     --    $     --          $86,978    --
                                   ========    ==========   ==========     ==========
Premiums:
  Life                                 $889    $     --    $     --             $889    --
  Accident and health               155,952         4,063       4,002        155,891    2.57%
                                   --------    ----------  ----------     ----------
         Total premiums            $156,841        $4,063      $4,002       $156,780    2.55%
                                   ========    ==========  ==========     ==========


YEAR ENDED DECEMBER 31, 1995:

Life insurance in force             $43,441    $     --    $     --          $43,441    --
                                   ========    ==========  ==========     ==========
Premiums:
  Life                                 $549    $     --    $     --             $549    --
  Accident and health               112,444         2,811       9,911        119,544    8.29%
                                   --------    ----------  ----------     ----------
         Total premiums            $112,993        $2,811      $9,911       $120,093    8.25%
                                   ========    ==========  ==========     ==========


YEAR ENDED DECEMBER 31, 1994:

Life insurance in force             $21,814    $     --    $     --          $21,814    --
                                    =======    ==========  ==========     ==========
Premiums:
  Life                                 $444           $(1) $     --             $445    --
  Accident and health                92,192         1,781       7,847         98,258    7.99%
                                    -------    ----------  ----------     ----------
         Total premiums             $92,636        $1,780      $7,847        $98,703    7.95%
                                    =======    ==========  ==========     ==========

                                   SCHEDULE V

                            WESTBRIDGE CAPITAL CORP.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)

                                                           Additions
                                                            Charged                        Balance
                                             Balance at        to                            at
                                             Beginning      Costs and     Deductions       End of
                                             OF PERIOD      EXPENSES     (CHARGE OFFS)     PERIOD

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful agents' balances         $1,187         $1,462          $(920)        $1,729
                                             =========      =========      =========      =========

YEAR ENDED DECEMBER 31, 1995:
Allowance for doubtful agents' balances         $1,137            $50      $    --           $1,187
                                             =========      =========      =========      =========

YEAR ENDED DECEMBER 31, 1994:
Allowance for doubtful agents' balances         $1,133             $4      $    --           $1,137
                                             =========      =========      =========      =========

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated herein by reference to Election of Directors" from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders. Information relating to executive officers is contained under the heading "Executive Officers" in PART I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 1997 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

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

3.1 Restated Certificate of Incorporation of Westbridge filed with the Secretary of State of Delaware on July 28, 1994 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement No. 33-81380 on Form S-1).

3.2 By-Laws of Westbridge, effective as of June 24, 1994 (incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company's Registration Statement No. 33-81380 on Form S-1).

4.1 Specimen Certificate for Westbridge Common Stock (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Registration Statement No. 2-78200 on Form S-1).

4.2 Indenture between Westbridge and Liberty Bank & Trust Company of Oklahoma City, National Association, as Trustee, including form of Senior Subordinated Note (incorporated by reference to Exhibit 2 to the Company's Form 8-A dated July 19, 1995).

10.1 Westbridge Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement No. 2-78200 on Form S-1).

10.2 Description of Cash Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

10.3 Westbridge  1985 Stock  Option Plan  (incorporated  by reference to Exhibit
     10.7 to the Company's Registration Statement No. 33-3577 on Form S-1).

10.4 Amendment No. 1 to the 1985 Employee Incentive Stock Option Plan of Westbridge (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1986).

10.5 Amendment No. 2 to the 1985 Employee Incentive Stock Option Plan of Westbridge (incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1987).

10.6 Amendment No. 3 to the 1985 Employee Incentive Stock Option Plan of Westbridge (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988).

10.7 Stockholders' Agreement dated April 2, 1988, by and among the Company and the other stockholders of LifeStyles Marketing Group, Inc., named therein, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

10.8 Supplement to General Agent's Agreement with Phillip D. Elkins as amended on February 8, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.9 Assumption Reinsurance Agreement, dated June 20, 1991, by and among National Foundation

     Life Insurance Company and Bankers Protective Life Insurance
     Company (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated August 27, 1991).

10.10Assumption  Reinsurance  Agreement  dated  September 16, 1992, by and among
     National Foundation Life Insurance Company and American Integrity Insurance Company (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated September 25, 1992).

10.11Westbridge  1992 Stock  Option Plan  (incorporated  by reference to Exhibit
     28.4 to the Company's Registration Statement No. 33-55192 on Form S-8).

10.12First Amendment to the 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
     1992).

10.13Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Amendment No.1 to the Company's Registration Statement No. 33-31830 on Form S-1).

10.14Preferred Stock Purchase Agreement dated as of April 1, 1994 by and between Westbridge Capital Corp. and each of the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1994).

10.15* Amended and Restated  Receivables Purchase and Sale Agreement dated as of
     November 14, 1996 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Health Care-One Insurance Agency, Inc., and Westbridge Funding Corporation.

10.16* Non-Insurance Company Sellers Receivables Purchase and Sale Agreement dated as of November 14, 1996 between Health Care-One Insurance Agency, Inc., Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., Westbridge Marketing and Westbridge Funding Corporation.

10.17Credit Agreement dated as of December 28, 1995 between  Westbridge  Funding
     Corporation and Fleet National Bank of Connecticut, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.18* First Amendment and Waiver to the Credit  Agreement,  dated as of May 17,
     1996, between Westbridge Funding Corporation and Fleet National Bank.

10.19* Second Amendment and Waiver to the Credit Agreement, dated as of November
     14, 1996, between Westbridge Funding Corporation and Fleet National Bank.

10.20Guaranty  Agreement  dated as of December  28, 1995 by  Westbridge  Capital
     Corp. in favor of Fleet National Bank of Connecticut, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.21* First Amendment to the Guaranty Agreement dated as of November 14, 1996 by Westbridge Capital Corp. in favor of Fleet National Bank.

10.22Security  Agreement  dated as of December  28, 1995 by  Westbridge  Funding
     Corporation for the benefit of Fleet National Bank of Connecticut, (incorporated by reference to the Company's

    Annual Report on Form 10-K for the year ended December 31, 1995).

10.23Westbridge  Capital Corp. 10% Senior Note Due 2002 dated December 22, 1995,
     (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.24Warrant to Purchase Common Stock of Westbridge Capital Corp. (transfer restricted) dated December 22, 1995, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.25Master General Agent's Contract by and between American Insurance Company of Texas and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.26Master  General  Agent's  Contract  by  and  between   National   Financial
     Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of June, 1995, (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company's Registration Statement No.
     33-81380 on Form S-1, as filed on August 9, 1996).

10.27Master General  Agent's  Contract by and between  National  Foundation Life
     Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.28Master General Agent's Contract by and between American Insurance Company of Texas and Cornerstone National Marketing Corporation effective, as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.29Master  General  Agent's  Contract  by  and  between   National   Financial
     Insurance Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, (incorporated by reference to Exhibit
     10.29 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.30Master General  Agent's  Contract by and between  National  Foundation Life
     Insurance Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, incorporated by reference to Exhibit
     10.30 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.31Master  General  Agent's  Contract by and between  Freedom  Life  Insurance
     Company of America and John P. Locke, d.b.a. 1ST MILLION, dated the 31st day of May, 1996, (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company's Registration Statement No.33-81380 on Form S-1, as filed on August 9, 1996).

10.32Westbridge Capital Corp. 1996 Restricted Stock Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held on May 30, 1996).

10.33Form of  Pledge  Agreement  between  Westbridge  Capital  Corp.  and  Fleet
     National Bank of

     Connecticut, (incorporated by reference to Exhibit 10.33 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.34Reinsurance  Agreement between National Foundation Life Insurance Company &
     Freedom Life Insurance Company of America and Reassurance Company of Hannover, effective July 1, 1996 (incorporated by reference to Exhibit
     10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

21.1* List of Subsidiaries of Westbridge Capital Corp.

24.1* Consent of Price Waterhouse LLP

27.1* Financial Data Schedule.

(b)  REPORT ON FORM 8-K.

     Westbridge filed no reports on Form 8-K during the last quarter of the year covered by this report.

------------------------
*            Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 1997.

                                                     WESTBRIDGE CAPITAL CORP.

                                                     /S/ MARTIN E. KANTOR
                                                     (Martin E. Kantor,
                                                     Chairman of the Board and
                                                     Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE                           TITLE                                DATE

/S/ MARTIN E. KANTOR                Director, Chairman of the Board      March 28, 1997
--------------
(Martin E. Kantor)                  and Chief Executive Officer
                                    (Principal Executive Officer)

/S/ MARVIN H. BERKELEY              Director                             March 28, 1997
--------------
(Marvin H. Berkeley)

/S/ ARTHUR S. FEINBERG              Director                             March 28, 1997
--------------
(Arthur W. Feinberg)

/S/ GEORGE M. GARFUNKEL             Director                             March 28, 1997
--------------
(George M. Garfunkel)

/S/ PETER J. MILLOCK                Director                             March 28, 1997
--------------
(Peter J. Millock)

/S/ GLENN O. PHILLIPS               Director                             March 28, 1997
--------------
(Glenn O. Phillips)

/S/ JOSEPH C. SIBIGTROTH            Director                             March 28, 1997
--------------
(Joseph C. Sibigtroth)

/S/ JAMES W. THIGPEN                Director, President and              March 28, 1997
--------------
(James W. Thigpen)                  Chief Operating Officer

/S/ BARTH P. WALKER                 Director                             March 28, 1997
--------------
(Barth P. Walker)

/S/ PATRICK J. MITCHELL             Executive Vice President, Chief      March 28, 1997
--------------
(Patrick J. Mitchell)               Financial Officer and Treasurer
                                    (Principal Financial and
                                    Accounting Officer)






                                INDEX OF EXHIBITS


        Exhibit
        NUMBER             DESCRIPTION OF EXHIBIT

        10.15*             Amended and Restated Receivables Purchase and Sale Agreement dated as of
                           November 14, 1996 between National Foundation Life Insurance Company,
                           National Financial Insurance Company, American Insurance Company of Texas,
                           Health Care-One Insurance Agency, Inc., and Westbridge Funding Corporation.

        10.16*             Non-Insurance Company Sellers Receivables Purchase and Sale Agreement dated as of November 14, 1996 between Health Care-One Insurance Agency, Inc., Health
                           Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc.,
                           Westbridge Marketing and Westbridge Funding Corporation.

        10.18*             First Amendment and Waiver to the Credit Agreement, dated as of May 17, 1996, between Westbridge Funding Corporation and Fleet National Bank.

        10.19*             Second Amendment and Waiver to the Credit Agreement, dated as of November
                           14, 1996, between Westbridge Funding Corporation and Fleet National Bank.

        10.21*             First Amendment to the Guaranty Agreement dated as of November 14, 1996 by
                           Westbridge Capital Corp. in favor of Fleet National Bank.

        21.1*              List of Subsidiaries of Westbridge Capital Corp.

        24.1*              Consent of Price Waterhouse LLP

        27.1*              Financial Data Schedule.

* Filed Herewith

                                  EXHIBIT 10.15

                                                                    EXHIBIT 10.5

                              AMENDED AND RESTATED

                     RECEIVABLES PURCHASE AND SALE AGREEMENT

                  This Amended and Restated Receivables Purchase and Sale Agreement, dated as of November 14, 1996 (this "AGREEMENT"), is entered into by and between National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation, and Health Care-One Insurance Agency, Inc., a California corporation (each of which is referred to herein as a "SELLER" and are collectively referred to herein as the "SELLERS"), and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER"). Capitalized terms not otherwise defined herein shall have the meanings set forth in SECTION 1.1.

                  WHEREAS, NFL, NFIC, AICT, HCO and Purchaser entered into the Receivables Purchase and Sale Agreement, dated as of November 15, 1995, and desire (i) to amend the Receivables Purchase and Sale Agreement to, among other things, to include Freedom Life Insurance Company of America as an additional Seller, to terminate the rights of Health Care-One Insurance Agency, Inc. to sell Receivables hereunder on and after November 1, 1996, and to clarify certain procedures described therein, and (ii) to restate that agreement in its entirety;

                  WHEREAS, the Sellers are in the business of underwriting and/or selling insurance products, and in the ordinary course of such business
(i) generate and receive premiums from insureds, a portion of which premiums represent commissions (the "COMMISSIONS") due or to become due to their agents, including without limitation their general agents and other agents with whom said general agents have contracted (collectively, the "AGENTS") and (ii) generate accounts receivable resulting from advances of first-year Commissions paid to the Sellers' Agents (each, an "AGENT OBLIGOR") in respect of insurance policies sold by such Agent Obligors (the obligations of such Agent Obligors to repay the principal amount of, and interest and other finance charges on, such advances being referred to herein as "AGENT RECEIVABLES");

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

     "CUT-OFF DATE" means, with respect to each Closing, the last day of a calendar month designated by the Purchaser, which designated calendar month must be either of the two calendar months immediately preceding the month in which such Closing occurs.

     "INSURANCE POLICIES" means the insurance policies issued by any Seller and sold by any Agent ------------------ Obligor.

     "PERSON" means any individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

     "PURCHASE TERMINATION DATE" means January 7, 1998 or such later date as the parties to this Agreement mutually agree.

                                   ARTICLE II

                           PURCHASE AND SALE; CLOSINGS

     Section 2.1. PURCHASE AND SALE. On the terms and subject to the conditions of this Agreement, each Seller hereby agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from each Seller, from time to time on a non-recourse basis, all of such Seller's right, title and interest in, to and under certain outstanding Agent Receivables to be designated by the Purchaser from time to time, and in connection therewith and as collateral therefor, the Seller agrees to assign to the Purchaser at the time of each sale, and the Purchaser agrees to assume from the Seller, all of the Sellers right, title and interest in, to and under including, without limitation, all interest accrued or accruing on such Agent Receivables, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent Contract Rights), and all proceeds thereof. Each sale and purchase of Agent Receivables hereunder shall take place in the manner set forth in SECTION 2.2 below.

     Section 2.2. CLOSINGS. (a) A closing of the sale and purchase of Agent Receivables (each, a "CLOSING") shall take place from time to time on the Business Days to be specified by the Purchaser and agreed to by Sellers (each, a "CLOSING DATE"). At the time a Closing Date is established, the Purchaser shall specify (i) the Agent Receivables to be purchased from Sellers on such Closing Date and (ii) the applicable Cut-Off Date for such Agent Receivables.

                  (b)  On each Closing Date:

                  (i) each Seller shall deliver to the Purchaser an Assignment substantially in the form of EXHIBIT A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent Receivable outstanding as of the Cut-Off Date immediately prior to such Closing Date and being purchased from such Seller on the applicable Closing Date, (B) the outstanding amount of each such Agent Receivable as of such Cut-Off Date, and (C) the Assigned Commissions and Agent Contract Rights relating to each such Agent Receivable which have not been previously assigned by each Seller; and

                  (ii) the Purchaser shall deliver to each Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Seller on such date equal to 85% of the aggregate amount of such Agent Receivables as of the Cut-Off Date.

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

                  (e) Notwithstanding anything herein to the contrary, on and after November 1, 1996, Health Care-One Insurance Agency, Inc. agrees that it shall not sell Agent Receivables hereunder.

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

                  (b) Each Servicing Agent shall collect, and hold in trust for the account of the Purchaser in an interest bearing account of the Servicing Agent, the portion of all Collections received after the respective Cut-Off for the Agent Receivables purchased by the Purchaser hereunder which represent Assigned Commissions (together with all interest and/or other finance charges paid by the Agent Obligors thereon, the "COLLECTED COMMISSIONS"). Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has received in respect of the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such amounts, together with any and all interest received thereon during the period for which such amounts were held by such Servicing Agent.

                  (c) Promptly following each calendar quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent Obligor's obligations under the respective Agent Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

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

     Section 5.9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

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

SELLERS:

NATIONAL FOUNDATION LIFE INSURANCE

COMPANY

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

NATIONAL FINANCIAL INSURANCE COMPANY

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

AMERICAN INSURANCE COMPANY OF TEXAS

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

FREEDOM LIFE INSURANCE COMPANY OF

AMERICA

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

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

     The terms Seller, Agent Receivables, Assigned Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the Amended and Restated Receivables Purchase and Sale Agreement, dated as of November 14, 1996 between National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation and Health Care-One Insurance Agency, Inc., a California corporation, and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER").

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

     This Assignment shall be governed by and construed in accordance with the laws of the State of Texas applicable to a contract executed and performed in such State without giving effect to the conflicts of laws principles thereof, except that if it is necessary in any other jurisdiction to have the law of such other jurisdiction govern this Assignment in order for this Assignment to be effective in any respect, then the laws of such other jurisdiction shall govern this Assignment to such extent.

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

                                  EXHIBIT 10.16

                                                                   EXHIBIT 10.16

                          NON-INSURANCE COMPANY SELLERS

                     RECEIVABLES PURCHASE AND SALE AGREEMENT

     This Receivables Purchase and Sale Agreement, dated as of November 14, 1996 (this "AGREEMENT"), is entered into by and between Health Care-One Insurance Agency, Inc. a California corporation, HealthCare One Marketing Group, Inc., a Texas corporation, LSMG, Inc., a Texas corporation, Senior Benefits of Texas, Inc., a Texas corporation, and Westbridge Marketing Corporation, a Delaware corporation (each of which is referred to herein as a "NON-INSURANCE COMPANY
SELLER" and are collectively referred to herein as the "NON-INSURANCE COMPANY SELLERS"), and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER"). Capitalized terms not otherwise defined herein shall have the meanings set forth in SECTION 1.1.

     WHEREAS, the Non-Insurance Company Sellers are in the business of selling insurance products, and in the ordinary course of such business (i) are granted certain rights, pursuant to the terms of the Agency Contracts (defined below) to receive from the insurance companies for which they sell insurance products, the portion of the premiums paid by the insureds which represent commissions (the "COMMISSIONS") due or to become due to the Non-Insurance Company Sellers' agents, including without limitation their general agents and other agents with whom said general agents have contracted (collectively, the "AGENTS") (the obligations of such insurance companies to pay the portion of premiums representing Commissions being referred to herein as "INSURANCE COMPANY RECEIVABLES"), and (ii) generate accounts receivable resulting from advances of first-year Commissions paid to the Non-Insurance Company Sellers' Agents (each, an "AGENT OBLIGOR") in respect of insurance policies sold by such Agent Obligors (the obligations of such Agent Obligors to repay the principal amount of, and interest and other finance charges on, such advances being referred to herein as "AGENT RECEIVABLES");

     WHEREAS, the Non-Insurance Company Sellers desire to sell to the Purchaser, and, subject to the terms and conditions set forth herein, the Purchaser agrees to purchase from the Non-Insurance Company Sellers, from time to time on a full recourse basis, all of each Non-Insurance Company Seller's right, title and interest in, to and under their respective Agent Receivables; and

     WHEREAS, in connection with such sale of Agent Receivables and as collateral for the repayment thereof, the Non-Insurance Company Sellers desire to assign to the Purchaser, and the Purchaser desires to assume, all of each Non-Insurance Company Seller's rights in, to and under all guarantees thereof and all collateral security therefor, including, without limitation, the Assigned Commissions and Agent Contract Rights (each as defined below) and the Insurance Company Receivables;

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

                                    ARTICLE I

                               CERTAIN DEFINITIONS

     Section 1.1. Definitions. The following terms shall have the definitions set forth below:

     "AGENCY CONTRACTS" means the agreements identified on Schedule 1 hereto between the NonInsurance Company Sellers and the insurance companies identified therein.

     "AGENT CONTRACT RIGHTS" means all of each Non-Insurance Company Seller's rights under each contract, financing agreement, note, instrument, or other agreement by which any Agent Obligor is bound to make payments to such Non-Insurance Company Seller to repay advances of first-year Commissions made by such Non-Insurance Company Seller to such Agent Obligor or any other Agent Obligor and to pay interest and/or other finance charges to the Non-Insurance Company Seller.

     "ASSIGNED COMMISSIONS" means the Commissions due or to become due to the Agent Obligors with respect to Insurance Policies sold by such Agent Obligors, including without limitation all renewal Commissions, but only to the extent that such Commissions have been assigned by such Agent Obligors to a Non-Insurance Company Seller as collateral to secure the payment of the Agent Receivables owing by such Agent Obligors.

     "BUSINESS DAY" means any day on which commercial banks are open for business in the States of Connecticut and Texas.

     "COLLECTIONS" means all the payments and collections received by a Non-Insurance Company Seller, from time to time, in respect of Insurance Company Receivables.

     "CUT-OFF DATE" means, with respect to each Closing, the last day of a calendar month designated by the Purchaser, which designated calendar month must be either of the two calendar months immediately preceding the month in which such Closing occurs.

     "INSURANCE POLICIES" means the insurance policies issued by any insurance company and sold by any Agent Obligor.

     "PERSON" means any individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

     "PURCHASE TERMINATION DATE" means January 7, 1998 or such later date as the parties to this Agreement mutually agree.

                                   ARTICLE II

                           PURCHASE AND SALE; CLOSINGS

     Section 2.1. PURCHASE AND SALE. On the terms and subject to the conditions of this Agreement, each Non-Insurance Company Seller hereby agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from each Non-Insurance Company Seller, from time to time on a full recourse basis, all of such Non-Insurance Company Seller's right, title and interest in, to and under certain outstanding Agent Receivables to be designated by the Purchaser from time to time, and in connection therewith and as collateral therefor, the Non-Insurance Company Seller agrees to assign to the Purchaser at the time of each sale, and the Purchaser agrees to assume from the Non-Insurance Company Seller, all of the Non-Insurance Company Seller's right, title and interest in, to and under including, without limitation, all interest accrued or accruing on such Agent Receivables, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned

Commissions and Agent Contract Rights), and all proceeds thereof. Each sale and purchase of Agent Receivables hereunder shall take place in the manner set forth in SECTION 2.2 below.

     Section 2.2. CLOSINGS. (a) A closing of the sale and purchase of Agent Receivables (each, a "CLOSING") shall take place from time to time on the
Business Days to be specified by the Purchaser and agreed to by the Non-Insurance Company Sellers (each, a "CLOSING DATE"). At the time a Closing Date is established, the Purchaser shall specify (i) the Agent Receivables to be purchased from the Non-Insurance Company Sellers on such Closing Date and (ii) the applicable Cut-Off Date for such Agent Receivables.

                  (b)  On each Closing Date:

                  (i) each Non-Insurance Company Seller shall deliver to the Purchaser an Assignment substantially in the form of EXHIBIT A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent Receivable outstanding as of the Cut-Off Date relating to such Closing Date and being purchased from such Non-Insurance Company Seller on the applicable Closing Date, (B) the outstanding amount of each such Agent Receivable as of such Cut-Off Date, and (C) the Assigned Commissions, Agent Contract Rights and Insurance Company Receivables relating to each such Agent Receivable which have not been previously assigned by each Non-Insurance Company Seller; and

                  (ii) the Purchaser shall deliver to each Non-Insurance Company Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Non-Insurance Company Seller on such date equal to 85% of the aggregate amount of such Agent Receivables as of the Cut-Off Date.

                  (c) (i) the obligations of the Non-Insurance Company Sellers and the Purchaser to consummate the sale and purchase of any Agent Receivables on each Closing Date shall be subject to the satisfaction of the following conditions: (A) the transactions contemplated by this Agreement not being prohibited by or in conflict with any applicable law, order, decree or governmental regulation; and (B) the receipt and continued effectiveness of all consents, approvals and actions of, filings with and notices to any third party, including, without limitation, any governmental or regulatory authority, necessary to permit the Non-Insurance Company Sellers and the Purchaser to perform their respective obligations under this Agreement and to consummate the transactions contemplated hereby, all in form and substance reasonably satisfactory to the Purchaser and the NonInsurance Company Sellers, as applicable; and

                  (ii) the obligations of the Purchaser to consummate the purchase of Agent Receivables on each Closing Date shall be subject to the Purchaser having available sufficient funds to pay the purchase price on such Closing Date.

                  (d) Prior to the initial Closing Date, each Non-Insurance Company Seller shall deliver to the Purchaser a UCC-1 financing statement of the Purchaser as secured party/assignee and such NonInsurance Company Seller as the debtor/assignor with respect to the Agent Receivables, and the Assigned Commissions and Agent Contract Rights relating thereto, and the Insurance Company Receivables to be assigned by such Non-Insurance Company Seller hereunder.

     Section 2.3. SECURITY INTEREST. The parties hereto agree that this Agreement is intended to constitute the sale of and shall transfer ownership to the Purchaser of all right, title and interest of each NonInsurance Company Seller in, to and under the Agent Receivables sold hereunder. In addition, the parties hereto agree that (a) this Agreement constitutes a grant by each Non-Insurance Company Seller to the Purchaser of a perfected first priority security interest in all of such Non-Insurance Company Seller's right, title and interest in, to and under each Agent Receivable sold hereunder and the Insurance Company Receivables, including, without limitation, all interest accrued or accruing thereon, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent Contract Rights), and all "proceeds" (as defined in
Section 9-306 of the Uniform Commercial Code as in effect in the applicable jurisdiction) thereof, in each case, whether now existing or hereafter arising,
(b) such security interest is intended to secure, without limitation, all now and hereafter outstanding obligations of each Non-Insurance Company Seller to the Purchaser and (c) this Agreement shall constitute a security agreement under applicable law.

     Section 2.4. GUARANTY. Each Non-Insurance Company Seller hereby unconditionally guarantees to the Purchaser the full and punctual payment of the Agent Receivables sold by it hereunder. This guaranty is an absolute, unconditional and continuing guaranty of the full and punctual payment not later than the Revolving Loan Termination Date (as such term is defined in the Credit Agreement dated as of December 28, 1995 between the Purchaser and Fleet National Bank, as amended) of each of the Agent Receivables sold by it hereunder, and is in no way conditioned upon any requirement that the Purchaser first attempt to collect payment from the Agent Obligor or any other guaranty or surety or resort to any security or other means of obtaining payment of all or any part of the Agent Receivables sold by it hereunder or upon any other contingency. Each Non-Insurance Company Seller hereby waives all demands or notices of any nature which may otherwise be required to cause payment of such Agent Receivables to be due and payable.

                  (b) If after receipt of any payment of all or any part of the Agent Receivables, Purchaser is compelled to surrender or voluntarily surrenders such payment to any person because such payment is or may be avoided or set aside as a preference, fraudulent conveyance, impermissible set-off or for any other reason, then the Agent Receivables or part thereof affected shall be reinstated and continue and the obligations of each Non-Insurance Company Seller under this SECTION 2.4 shall continue in full force as to such Agent Receivables or part thereof as if such payment had not been received. The provisions of this
SECTION 2.4(B) shall survive the termination of provisions of this Agreement and any satisfaction and discharge of Purchaser by virtue of any payment, court order or any federal or state law.

                  (c) The obligations and liabilities of each Non-Insurance Company Seller under this SECTION 2.4 shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, deduction or defense based upon any claim such Non-Insurance Company Seller may have against the Purchaser or any other person or entity, and shall remain in full force and effect until such obligations and liabilities and all Agent Receivables of the Non-Insurance Company Seller have been fully satisfied, without regard to, or release or discharge by, any event, circumstance or condition (whether or not the Non-Insurance Company Seller shall have knowledge of notice thereof) which but for the provisions of this Section might constitute a legal or equitable defense or discharge of a guarantor or surety or which might in any way limit recourse against the Non-Insurance Company Seller, including without limitation (a) any amendment, modification or extension of or supplement to the terms of this Agreement or any other agreement, instrument or other writing relating to the Agent Receivables or (b) any waiver, consent or indulgence by Purchaser, or any exercise or non-exercise by Purchaser of any right, power or remedy, under or in respect o this Agreement, or any other agreements, instruments or writings relating to the Agent Receivables (whether or not such Non-Insurance Company Seller has notice or knowledge of any such action or inaction).

                  (d) As collateral to further secure full performance and payment by each Non-Insurance Company Seller of all now and hereafter outstanding obligations of such Non-Insurance Company Seller under this SECTION 2.4, each Non-Insurance Company Seller grants to the Purchaser a first priority security interest in all of such Non-Insurance Company Seller's right, title and interest in and to all commissions, policy fees, service fees, and reversions or claims therefor and all other amounts due such Non-Insurance Company Seller, whether accrued or accruing, under the agreement(s) identified on Schedule 1 hereto (the "AGENCY CONTRACTS"), and all rights and benefits of such Non-Insurance Company Seller under such Agency Contracts with respect to the collection and payment of such commissions, policy fees service fees and reversion, and the "proceeds" (as defined in Section 9-306 of the Uniform Commercial Code as in effect in the applicable jurisdiction) of the conversion, voluntary or involuntary, of the foregoing into cash or other liquidated property. This SECTION 2.4(D) shall constitute a security agreement under applicable law. Prior to the initial Closing Date, each Non-Insurance Company Seller shall deliver to the Purchaser a UCC-1 financing statement in form and substance legally sufficient to perfect the Purchaser's security interest in the applicable Agency Contracts as described in this SECTION 2.4(D), and naming the Purchaser as secured party and such Non-Insurance Company Seller as the debtor.

                                   ARTICLE III

                              ADDITIONAL COVENANTS

     Section 3.1. APPOINTMENT OF NON-INSURANCE COMPANY SELLERS AS SERVICING AGENTS. The Purchaser hereby appoints each Non-Insurance Company Seller, and each Non-Insurance Company Seller hereby accepts such appointment, as the Purchaser's agent to service, administer and collect the Agent Receivables sold by it hereunder and the Assigned Commissions and Insurance Company Receivables assigned by it hereunder (in such capacity, each Non-Insurance Company Seller is referred to herein as a "SERVICING AGENT") pursuant to the terms of this SECTION 3.1.

     Section 3.2. RIGHTS AND DUTIES OF SERVICING AGENT. (a) Each Servicing Agent shall take or cause to be taken all such actions as may be necessary or advisable to service, administer, account, collect and remit to the Purchaser from time to time the Assigned Commissions relating to the Agent Receivables sold by it hereunder, all with reasonable care and diligence and in accordance with its sound credit and collection policies, which policies shall not be amended, modified or waived in any material respect without the prior written consent of the Purchaser. Unless and until otherwise specified by the Purchaser, each Servicing Agent shall enforce the Purchaser's rights and interests in and under the Agent Receivables sold by it hereunder and the related collateral security and guarantees (including the Assigned Commissions and Agent Contract Rights) and the Insurance Company Receivables.

                  (b) Each Servicing Agent shall collect, and hold in trust for the account of the Purchaser in an interest bearing account of the Servicing Agent, the portion of all Collections received after the respective Cut-Off Date for the Agent Receivables purchased by Purchaser hereunder which represent Assigned Commissions (together with all interest and/or other finance charges paid by the Agent Obligors thereon, the "COLLECTED COMMISSIONS"). Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has received in respect of the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such amounts, together with any and all interest received thereon during the period for which such amounts were held by such Servicing Agent.

                 (c) Promptly following each calendar quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent Obligor's obligations under the respective Agent Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

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

     Section 3.4. FURTHER ASSURANCES. At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, each of the Non-Insurance Company Sellers shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Agent Receivables and Assigned Commissions and Agent Contract Rights relating thereto and the Insurance Company Receivables, and, to the full extent permitted by law, to cause each of the Non-Insurance Company Sellers to fulfill its obligations under this Agreement, including, without limitation, the execution of any financing statements or continuation statements relating to Agent Receivables or Assigned Commissions, Agent Contract Rights or Insurance Company Receivables for filing under the provisions of the Uniform Commercial Code of any applicable jurisdiction.

     Section 3.5. STANDARD OF CARE. Each Non-Insurance Company Seller will exercise and give the same care and attention to its obligations pursuant to
Article III as it gives to all other corporate obligations of a comparable nature, PROVIDED, that it shall not be held responsible for any losses arising from any action taken by it hereunder in good faith absent willful misconduct or gross negligence.

                                   ARTICLE IV

                    REPRESENTATIONS, WARRANTIES AND COVENANTS

     Section 4.1. REPRESENTATIONS, WARRANTIES AND COVENANTS. Each of the Non-Insurance Company Sellers severally, and not jointly, hereby represents, warrants and covenants to the Purchaser as follows:

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

                  (b) on the Cut-Off Date relating to the sale of Agent Receivables hereunder, each Insurance Policy sold by such Non-Insurance Company Seller giving rise to such Agent Receivables is a valid, binding and legally enforceable obligation of an insurance company and such Non-Insurance Company Seller had all requisite authority and capacity to issue or sell such Insurance Policy and no such Insurance Policy violates any applicable law or contravenes any other agreement to which it is subject.

                  (c) the execution and delivery of this Agreement by it, and the performance by it of its obligations hereunder, have been duly authorized by all necessary corporate and other action and do not and, subject to receipt of the consents set forth in SCHEDULE 4.1(C), will not require any consent or approval not heretofore obtained of any governmental authority or other Person.

                  (d) this Agreement is the valid, binding and enforceable obligation of it, and does not violate any applicable law or contravene any other agreement to which it is a party.

                  (e) other than financing statements on file at any public office covering its security interests in Assigned Commissions and Agent Contract Rights which will be assigned to the Purchaser hereunder, there are no financing statements now on file, or intended so to be, and neither it nor any of its subsidiaries or affiliates will execute or consent to the filing in any public office of any financing statement under the laws of any jurisdiction, relating to the Agent Receivables and the Assigned Commissions, Contract Rights, Insurance Company Receivables and other collateral relating thereto.

                  (f) on each Closing Date, SCHEDULE I to the Assignment delivered on such Closing Date will contain a complete and correct statement of the Agent Receivables being sold on such Closing Date and the Assigned Commissions and Agent Contracts relating thereto.

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

     Section 5.9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

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

     Section 5.11. NON-INSURANCE COMPANY SELLERS' OBLIGATIONS. Each Non-Insurance Company Seller understands that the Purchaser intends to assign to and grant to a lending institution or institutions a security interest in all of its rights, title and interest to this Agreement. Each Non-Insurance Company Seller hereby consents to such assignment and grant, and further agrees that all representations, warranties, covenants and agreements of such Non-Insurance Company Seller made herein shall also be for the benefit of and inure to such lending institution or institutions and all holders from time to time of notes issued by Purchaser to such institution or institutions.

     Section 5.12. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

                  IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party as of the date first above written.

NON-INSURANCE COMPANY SELLERS:

HEALTH CARE-ONE INSURANCE AGENCY, INC.

By: /S/ STEPHEN D. DAVIDSON

Name: Stephen D. Davidson
Title: Secretary

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

HEALTHCARE ONE MARKETING GROUP, INC.

By: /S/ STEPHEN D. DAVIDSON

Name: Stephen D. Davidson
Title: President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

LSMG, INC.

By: /S/ M. CURTISS DUWE

Name: M. Curtiss Duwe
Title: President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

SENIOR BENEFITS OF TEXAS, INC.

By: /S/ STEPHEN D. DAVIDSON

Name: Stephen D. Davidson
Title: President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

WESTBRIDGE MARKETING CORPORATION

By: /S/ STEPHEN D. DAVIDSON

Name: Stephen D. Davidson
Title: President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

                                                                       EXHIBIT A

                               FORM OF ASSIGNMENT

                  FOR VALUE RECEIVED, the undersigned (the "NON-INSURANCE COMPANY SELLER") does hereby sell, transfer, convey, assign and deliver to the Purchaser free and clear of all mortgages, pledges, assessments, security interests, leases, liens, adverse claims, levies, charges or other encumbrances of any kind ("LIENS"), other than permitted Liens, on a full recourse basis, all of the Non-Insurance Company Seller's right, title and interest in, to and under the Agent Receivables listed in SCHEDULE I hereto, together with all interest accrued or accruing thereon, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions) and Agent Contract Rights, and all proceeds thereof in each case, listed in SCHEDULE I hereto (the "ASSIGNED ASSETS"), TO HAVE AND TO HOLD the same unto the Purchaser, its successors and assigns, forever.

                  The terms Non-Insurance Company Seller, Agent Receivables, Assigned Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the Receivables Purchase and Sale Agreement, dated as of November 14, 1996, between Health Care-One Insurance Agency, Inc., a California corporation, HealthCare One Marketing Group, Inc. a Texas corporation, LSMG, Inc., a Texas corporation, Senior Benefits of Texas, Inc., a Texas corporation, and Westbridge Marketing Corporation, a Delaware corporation and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER").

                  The Purchaser hereby accepts the sale, transfer, conveyance, assignment and delivery of the Assigned Assets.

                  At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, the Non-Insurance Company Seller shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Assigned Assets, and, to the full extent permitted by law, to put the Purchaser in actual possession and operating control of the Assigned Assets and to assist the Purchaser in exercising all rights with respect thereto.

                  This Assignment shall be governed by and construed in accordance with the laws of the State of Texas applicable to a contract executed and performed in such State without giving effect to the conflicts of laws principles thereof, except that if it is necessary in any other jurisdiction to have the law of such other jurisdiction govern this Assignment in order for this Assignment to be effective in any respect, then the laws of such other jurisdiction shall govern this Assignment to such extent.

                  IN WITNESS WHEREOF, the undersigned has caused its duly authorized officer to execute this Assignment on this ______ day of _________, 199_.

[Non-Insurance Company Seller]

By:____________________________
Name:
Title:

                                                                      SCHEDULE 1

                            LIST OF AGENCY CONTRACTS

1. Agent Agreement dated September 1, 1995 between Blue Cross of California and HealthCare One Insurance Agency Inc.

2. Agent Agreement between UniCARE Insurance Company and HealthCare One Marketing Group, Inc., as dated February 1, 1996 in the Loan Amendment thereto.

3. Agent Agreement between UniCARE Insurance Company and L.M.S.G., Inc., as dated November 1, 1995 in the Loan Amendment thereto.

4. Agent Agreement dated August 6, 1996 between UniCARE Life & Health Insurance Company and Senior Benefits of Texas, Inc.

5.   General  Agent  Agreement  dated  September  1,  1996  between   Westbridge
     Marketing Corporation and FOUNDATION Health National Life Insurance Company and FOUNDATION Health, a California Health Plan, Inc.

                                                                 SCHEDULE 4.1(c)

                                CONSENTS REQUIRED

None

                                  EXHIBIT 10.18

HART01-62849-2
18916-18940

                                                                   EXHIBIT 10.18

                                 EXECUTION COPY

                           FIRST AMENDMENT AND WAIVER
                                     TO THE

                                CREDIT AGREEMENT

                            Dated as of May 17, 1996

        This FIRST AMENDMENT AND WAIVER dated as of May 17, 1996 (the "First Amendment") is between WESTBRIDGE FUNDING CORPORATION, a Delaware corporation (the "Borrower"), and FLEET NATIONAL BANK (the "Bank"), formerly known as Fleet National Bank of Connecticut.

        PRELIMINARY STATEMENTS. The Borrower and the Bank entered into a Credit Agreement dated as of December 28, 1995 (the "Credit Agreement"). The Borrower has requested the Bank to amend the Credit Agreement to create additional defined terms, to modify the mandatory prepayment provision and to waive certain defaults arising out of the Borrower's failure to make certain prepayments as required in Section 2.6 of the Credit Agreement.

        NOW THEREFORE, the Borrower and the Bank agree as follows:

        Section 1. AMENDMENTS TO THE CREDIT AGREEMENT. Effective as of the effective date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, the Credit Agreement is hereby amended as follows:

        (a) SECTION 1.1 (DEFINITIONS) of the Credit Agreement is amended by adding the following defined terms:

                  "COLLATERAL AGREEMENT" means the Collateral Agreement, dated as of the date hereof, duly executed and delivered by the Borrower to the Bank.

                  "PLEDGED ACCOUNT" means all accounts maintained by the Borrower with the Bank or its affiliates, which accounts have been pledged to the Bank pursuant to the Collateral Agreement.

        (b) SECTION 1.1 (DEFINITIONS) of the Credit Agreement is amended by substituting for the defined term "Receivables Purchase Agreement" the following:

     " RECEIVABLES PURCHASE AGREEMENT" means the Receivables Purchase and Sale Agreement dated as of November 15, 1995 by and between the Borrower and each of the Eligible Sellers, as amended.


     (b) SECTION 2.6 (MANDATORY PREPAYMENTS) of the Credit Agreement is amended by substituting therefor the following:

HART01-62849-2
18916-18940

     "If as of the end of any month the aggregate principal amount of the Revolving Loans exceeds the Borrowing Base, the Borrower shall pay to the Bank or deposit in the Pledged Account, without premium or penalty (except as set forth in Section 2.16), the amount equal to said excess, accompanied by the payment of accrued interest on the amount of such payment to the date thereof. Such payment shall be made on or before the date the Borrower is required to deliver the monthly Borrowing Base Certificate pursuant to Section 6.8(i)."

     (c) SECTION 6.8 (REPORTING REQUIREMENTS) of the Credit Agreement is amended by adding the following new subsection:

"(i) BORROWING BASE CERTIFICATE. Within fifteen (15) days following the end of each month, a Borrowing Base Certificate dated as of the end of such month in the form of Exhibit L to the Credit Agreement, setting forth the Eligible Agent Collateral Value attributable to each Eligible Agent Obligor."

     Section 2. WAIVERS. The Bank waives any Default or Event of Default which has resulted prior to the date hereof from the Borrower's failure to make the mandatory prepayments required under Section 2.6 of the Credit Agreement. The foregoing waiver shall be effective only for said Default or Events of Default and shall not entitle the Borrower to any future waiver in similar or other circumstances.

     Section 3. CONDITIONS OF EFFECTIVENESS. This First Amendment shall become effective as of the date hereof when, and only when, the Bank shall have received a counterpart of this First Amendment duly executed by the Borrower and payment of a $15,000 amendment fee.

     Section 4. REPRESENTATIONS AND WARRANTIES OF THE BORROWER. The Borrower represents as follows:

        (a) The execution, delivery and performance by the Borrower of this First Amendment is within the Borrower's corporate powers, have been duly authorized by all necessary corporate action and does not and will not (i) require any consent or approval of the shareholders of the Borrower; (ii) contravene the Borrower's charter or by-laws; (iii) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulations U and X), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Borrower; (iv) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected; or (v) except to the extent provided for or contemplated herein, result in, or require, the creation or imposition of any mortgage, deed of trust , pledge, lien, security interest or other charge or encumbrance of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

        (b) No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Borrower of, or the legality, validity, binding effect or enforceability of, this First Amendment.

        (c) This First Amendment has been duly executed and when delivered by the Borrower will constitute the legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable

HART01-62849-2
18916-18940
bankruptcy, insolvency and other similar laws affecting creditors' rights generally and by general principles of equity.

        (d) The representations and warranties contained in Article 5 of the Credit Agreement are correct on and as of the date hereof as though made on and as of the date hereof.

        (e) No Default or Event of Default has occurred and is continuing (except those that been waived pursuant to Section 2 of this First Amendment and the letter dated May 10, 1996 from Westbridge Capital Corp. to Fleet National
Bank) or would result from the signing of this First Amendment or the transactions contemplated hereby.

        (f) There has been no material adverse change in the financial condition, operations, properties, business or business prospects of the Borrower since the date of the last financial statements furnished to the Bank.

        (g) No actions, suits or proceedings or investigations are pending or, to the knowledge of the Borrower, threatened against or affecting the Borrower, or any property before any court, governmental agency or arbitrator, which if determined adversely to the Borrower would in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties, business or, to the knowledge of the Borrower, prospects of the Borrower or the ability of the Borrower to perform its obligations under the Credit Agreement, as amended by this First Amendment.

        (h) No information, exhibit or report furnished in writing by or on behalf of the Borrower or any officer or director of the Borrower to the Bank in connection with the negotiation of, or pursuant to the terms of, this First Amendment contained when made any material misstatement of fact or omitted to state a material fact necessary to make the statements contained therein not misleading.

     Section 4. REFERENCE TO AND EFFECT ON THE CREDIT AGREEMENT, REVOLVING NOTE, GUARANTY, SECURITY AGREEMENT AND COLLATERAL AGREEMENT.

        (a) Upon the effectiveness of this First Amendment, on and after the date hereof, each reference in the Credit Agreement to this "Agreement", "hereunder", "hereof", "herein" or words of like import and each reference in the Revolving Note, each reference in the Guaranty, each reference in the Security Agreement and each reference in the Collateral Agreement to the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

        (b) Except as specifically amended above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.

        (c) The execution, delivery and effectiveness of this First Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Bank under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

     Section 5. COSTS AND EXPENSES. Unless otherwise agreed in writing, the Borrower shall reimburse the Bank on demand for all reasonable costs, expenses and charges (including without limitation reasonable fees and charges of its attorneys) incurred by the Bank in connection with the preparation and negotiation of this First Amendment. The Borrower further agrees to pay on demand all reasonable costs and expenses (including reasonable counsel fees and expenses),

HART01-62849-2
18916-18940
if any, in connection with the enforcement, including without limitation the enforcement of judgments (whether through negotiations, legal proceedings or otherwise) of this First Amendment or any other document to be delivered hereunder or thereunder. Until paid, the amount of any cost, expense or charge shall constitute, together with all accrued interest thereon, part of the Obligations.

     Section 6. EXECUTION IN COUNTERPARTS. This First Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

     Section 7. GOVERNING LAW. This First Amendment shall be governed by, and construed in accordance with, the laws of the State of Connecticut.

     Section 8. DEFINED TERMS. Capitalized terms used herein which are not expressly defined herein shall have the meanings ascribed to them in the Credit Agreement.

        IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed as of the day and year first above written.

WESTBRIDGE FUNDING CORPORATION

By: /s/ Patrick J.Mitchell
Name: Patrick J. Mitchell
Title: Chief Financial Officer

FLEET NATIONAL BANK

By: /s/ Anson T. Harris
Name: Anson T. Harris
Title: Vice President

WESTBRIDGE CAPITAL CORP. hereby acknowledges that the Borrower has entered into the First Amendment to the Credit Agreement dated as of May 17, 1996 and confirms that its guaranty as set forth in the Guaranty Agreement dated as of December 28, 1995 in favor of the Bank is in full force and effect and applies to the Credit Agreement as amended by the First Amendment.

WESTBRIDGE CAPITAL CORP.

By:_/s/ Patrick J. Mitchell__________
Name: Patrick J. Mitchell
Title: Chief Financial Officer

HART01-62849-2
18916-18940

                                  EHIBIT 10.19

HART01-62849-2
18916-18940

                                                                   EXHIBIT 10.19

                           SECOND AMENDMENT AND WAIVER
                                     TO THE

                                CREDIT AGREEMENT

                          Dated as of November 14, 1996

                  This SECOND AMENDMENT AND WAIVER TO THE CREDIT AGREEMENT, dated as of November 14, 1996 (this "SECOND AMENDMENT") is between WESTBRIDGE FUNDING CORPORATION, a Delaware corporation (the "BORROWER"), and FLEET NATIONAL BANK (formerly known as Fleet National Bank of Connecticut) (the "BANK").

                  PRELIMINARY STATEMENTS. The Borrower and the Bank entered into a Credit Agreement dated as of December 28, 1995, as amended by the First Amendment and Waiver to the Credit Agreement, dated as of May 17, 1996 (as so amended, the "CREDIT AGREEMENT"; capitalized terms used but not defined herein shall have the respective meanings ascribed to such terms in the Credit Agreement). The Borrower and the Bank desire to further amend the Credit Agreement to (i) include additional Eligible Sellers and Master General Agents,
(ii) to resolve certain inconsistencies between the Credit Agreement and the Borrower's normal course of business, and (iii) to waive certain defaults under the Credit Agreement arising as a result of those inconsistencies.

                  NOW THEREFORE, the Borrower and the Bank hereby agree as follows:

                  Section 1. AMENDMENTS TO THE CREDIT AGREEMENT. The Credit Agreement is hereby amended as follows:

                  (a) Section 1.1 of the Credit Agreement is amended by adding, in alphabetical order, the following defined terms:

               ""Eligible Insurance Company Seller" means any of AIC, FLICA, NFIC and NFL.

               "Eligible Non-Insurance Company Seller" means any of HCO, HCO Marketing, LSMG, Senior Benefits of Texas and Westbridge Marketing.

               "FLICA" means Freedom Life Insurance Company of America, a Mississippi corporation.

               "HCO Marketing" means HealthCare One Marketing Group, Inc., a Texas corporation.

               "Insurance Company Receivables Purchase Agreement" means the Amended and Restated Receivables Purchase and Sale Agreement dated as of November 15, 1995 by and between the Borrower and each of the Eligible Insurance Company Sellers, as amended from time to time, a copy of which is set forth as Exhibit M-1.

          "LSMG" means LSMG, Inc., a Texas corporation.

HART01-62849-2
18916-18940

               "Non-Affiliated Insurance Company" means any of Blue Cross/Blue Shield of California, FOUNDATION Health National Life Insurance Company, FOUNDATION Health, a California Health Plan, Inc., Unicare Life and Health Insurance Company and Unicare Insurance Company.

               "Non-Insurance Company Receivables Purchase Agreement" means the Receivables Purchase and Sale Agreement dated as of November 14, 1996 by and between the Borrower and each of the Eligible Non-Insurance Company Sellers, as amended from time to time, a copy of which is set forth as Exhibit M-2.

               "Senior Benefits of Texas" means Senior Benefits of Texas, Inc., a Texas corporation.

               "Westbridge Marketing" means Westbridge Marketing Corporation, a Delaware corporation."

                  (b) Section 1.1 of the Credit Agreement is amended by substituting in their entirety the definition of "Eligible Seller", "Guaranty", "Insurance Affiliate", "Insurance Policy", "Master General Agent", "Master General Agent Contract", "Pledge Agreement", "Receivables Purchase Agreement", "Security Agreement" and "Stock Pledge Financing Statements" with the following definitions, respectively:

               ""Eligible Seller" means any of the Eligible Insurance Company Sellers and any of the Eligible Non-Insurance Company Sellers.

               "Guaranty" means the Guaranty Agreement, in the form of EXHIBIT E hereto, duly executed and delivered by the Guarantor, as amended or supplemented from time to time with the consent of the Bank.

               "Insurance Affiliate" means any of AIC, FLICA, NFIC and NFL.

               "Insurance Policy" means an insurance policy of the types set forth in EXHIBIT C hereto and which is written or sold by an Eligible Agent Obligor.

               "Master General Agent" means any (i) agent of an Affiliated Insurance Company Seller, which is party to a Master General Agent Contract with such Affiliated Insurance Company, or (ii) Eligible
          NonInsurance Company Seller in its capacity as agent of a Non-Affiliated Insurance Company pursuant to the terms of a Master
          General Agent Contract, in each case, as identified in EXHIBIT I hereto or which is subsequently approved by the Bank in writing.

               "Master General Agent Contract" means an agreement between either
          (i) a Master General Agent and an Eligible Seller substantially in one of the forms set forth in EXHIBIT B-2, or (ii) an Eligible Non-Insurance Company Seller and a Non-Affiliated Insurance Company substantially in one of the forms set forth in EXHIBIT B-3.

          "Pledge Agreement" means the Pledge Agreement, in the form of

HART01-62849-2
18916-18940

        EXHIBIT G hereto, duly executed and delivered by the Guarantor and the Bank, as amended or supplemented from time to time.

               "Receivables  Purchase  Agreement"  means the  Insurance  Company
          Receivables   Purchase   Agreement   or  the   Non-Insurance   Company
          Receivables

        Purchase Agreement, as applicable.

               "Security Agreement" means the Security Agreement in the form of EXHIBIT E hereto, duly executed and delivered by the Borrower and the Bank, as amended or supplemented from time to time.

               "Stock Pledge Financing Statements" means UCC-1 financing statements signed by the Guarantor in connection with the stock of the Borrower, FLICA, NFIC and NFL pledged to the Bank pursuant to the Pledge Agreement (if delivered)."

                  (c) Section 2.6 of the Credit Agreement is amended by substituting in its entirety the following new Section 2.6:

                  "2.6. MANDATORY PREPAYMENTS. If as of the end of any month (i)
        (x) the aggregate principal amount of the Revolving Loan, less (y) an amount equal to the aggregate Shortfall Deposits (as defined below) made during the immediately preceding Abatement Period (as defined below), exceeds (ii) the Borrowing Base, the Borrower shall deposit into the Pledged Account an amount equal to such excess (such deposit referred to herein as a "Shortfall Deposit"), accompanied by the deposit into the Pledge Account of accrued interest on such amount to the date thereof, or pay to the Bank, without premium or penalty (except as set forth in Section 2.16) an amount equal to such excess, accompanied by the payment of accrued interest on such amount to the date thereof. Such payment shall be made on or before the date the Borrower is required to deliver the monthly Borrowing Base Certificate pursuant to Section 6.8(i). For purposes of this Section 2.6, "ABATEMENT PERIOD" means, with respect to any date of determination, a period ending on the date of determination and commencing on the last to occur of (x) the date of the most recent Borrowing, or (y) the date of the most recent repayment of any Eurodollar Rate Loan."

          (d) Section 3.2 of the Credit Agreement is amended by substituting in its entirety the following new Section 3.2:

                  "Section 3.2. PLEDGE AGREEMENT. In order to further secure payment when due of the principal and interest under the Revolving Note and the other Obligations, the Borrower agrees to cause to be delivered to the Bank, within five (5) Business Days after each Pledge Approval has been obtained, the following:

                  (a) the Pledge Agreement which is the subject of such Pledge Approval, duly executed and delivered by the Guarantor;

                  (b) stock certificates representing all of the outstanding capital stock of FLICA, NFIC, NFL and the Borrower (with stock powers signed in

HART01-62849-2
18916-18940
        blank),  as the case may be,  which  are the  subject  of such  Pledge
        Approval;

                  (c) the related Stock Pledge Financing Statements, duly executed and delivered by the Guarantor; and

                  (d) favorable opinions of counsel to the Guarantor, dated as of the date of such Pledge Agreement, in substantially in the form set forth in EXHIBIT J-3."

                  (e) Section 4.2 of the Credit Agreement is amended by adding the following new subsection (j):

                  "(j) if, at any time since the last Borrowing under this Agreement, NFL has consummated any sale or reinsurance of insurance policies issued or owned by it which, together with all such sales and reinsurance arrangements during the preceding twelve month period involves insurance policies with annual in-force premiums which exceed $1 million, then at the request of the Bank and prior to any additional Borrowings in respect of Eligible Receivables to be purchased from NFL, the Guarantor shall have executed and delivered an amendment to the Guaranty for the sole purpose of increasing the Annual Base Statutory Surplus or Minimum Statutory Surplus for NFL as specified in Schedule
        6.8 of the Guaranty, as applicable, to an amount to be determined in good faith negotiations between the Guarantor and the Bank, which amendment shall be in form and substance reasonably satisfactory to the Bank."

               (f) Section 7.12 of the Credit is amended by substituting in its entirety the following new Section 7.12:

               "7.12. MINIMUM COLLATERAL RATIO. At any time that the principal amount of the Revolving Loans outstanding under this Agreement exceeds the Borrowing Base, fail to comply with the provisions of Section 2.6 hereof."

               (g) Article VII of the Credit Agreement is amended by adding the following new Section 7.15:

               "Section 7.15. PURCHASES OF ELIGIBLE RECEIVABLES FROM ELIGIBLE NON-INSURANCE COMPANY SELLERS. Purchase Eligible Receivables from Eligible Non-Insurance Company Sellers in an amount which would result in more than $2,000,000 outstanding principal amount of such Eligible Receivables being owned by the Borrower immediately following such purchase."

               (h) A new Exhibit B-3, in the form attached as EXHIBIT A hereto, is added to the Credit Agreement.

               (i) Exhibit C to the Credit Agreement is hereby replaced in its entirety with the Exhibit C attached as EXHIBIT B hereto.

               (j) Paragraph (1) of Exhibit D to the Credit Agreement is amended by substituting in its entirety the following new paragraph (1):

HART01-62849-2
18916-18940

               "1. (x) has been purchased by the Borrower pursuant to the terms of (i) with respect to any Receivable purchased from an Eligible Insurance Company Seller, the Insurance Company Receivables Purchase Agreement, and (ii) with respect to any Receivable purchased from an Eligible Non-Insurance Company Seller, the Non-Insurance Company Receivables Purchase Agreement, and (y) is identified on a duly executed Assignment substantially in the form of Exhibit A to the applicable Receivables Purchase Agreement, a copy of which Assignment shall have been delivered to the Bank;"

               (k) The introductory clause of Section 6 of Exhibit D to the Credit Agreement is hereby replaced in its entirety with the following new clause:

        "arises in connection only with the origination of an Insurance Policy which has been issued by an Insurance Affiliate or a Non-Affiliated Insurance Company which:"

               (l) Exhibit I to the Credit Agreement is hereby replaced in its entirety with the Exhibit I attached as EXHIBIT C hereto.

               Section 2. WAIVERS AND CONSENTS. (a) To the extent that the Borrower would have been in compliance with Section 7.12 of the Credit Agreement as hereby amended, the Bank waives any Default or Event of Default which resulted prior to the date hereof as a result of permitting the principal amount of the Revolving Loans outstanding under this Agreement to exceed the Borrowing Base in violation of
          Section 7.12 of the Credit Agreement prior to its amendment hereby.

               (b) The  Bank  waives  any  Default  or Event  of  Default  which resulted prior to the date hereof as a result of purchasing Receivables from HCO, to the extent such Receivables would constitute Eligible Receivables under the Credit Agreement as amended hereby.

               (c) The Bank waives any Default or Event of Default which resulted prior to the date hereof as a result of the purchase by the Borrower, on July 31, 1996, of Receivables from HCO, to the extent such Receivables would constitute Eligible Receivables under the Credit Agreement as amended hereby.

               (d) The Bank waives any Default or Event of Default which resulted prior to the date hereof and arose out of the failure of a Receivable to constitute an "Eligible Receivable" due to the termination of an Insurance Policy sold by an Eligible Agent Obligor whose Eligible Agent Contract has been terminated, so long as the repayment of such Receivable was being received in a manner which, in accordance with then customary payment terms, would have resulted in the payment to the Eligible Seller on or prior to the Revolving Loan Termination Date (but not later than the date which would be fifteen
          (15) months after the date of issuance of such terminated Insurance Policy) of 100% of First-Year Commissions associated with such Insurance Policy. The Borrower hereby covenants that, except as permitted in this paragraph (c), on and after the date hereof, each Receivable which is included in the calculation of the Borrowing Base will satisfy all of the eligible criteria set forth on Exhibit D

HART01-62849-2
18916-18940
          to the Credit Agreement as hereby amended. The Bank hereby agrees that, on and after the date hereof, the Borrower may include in its calculation of the Borrowing Base up to $100,000 principal amount of Terminated Agent Lapsed Policy Receivables (as defined herein), and that each Terminated Agent Lapsed Policy Receivable included therein shall be deemed to be an Eligible Receivable to the extent that repayment of such Receivable is being collected out of the terminated Eligible Agent Obligor's "earned commissions" in a manner reasonably expected to result in the full repayment of such Receivable on or prior to the Revolving Loan Termination Date (but not later than the date which would be fifteen (15) months after the date of issuance of the terminated Insurance Policy). "LAPSED POLICY RECEIVABLE" means a Receivable that arises in connection with an Insurance Policy that was issued between July 1, 1996 and October 31, 1996 and is subsequently terminated. "TERMINATED AGENT LAPSED POLICY RECEIVABLE" means a Lapsed Policy Receivable that was originated by an Eligible Agent Obligor whose Eligible Agent Contract was terminated after the purchase of such Receivable by the Borrower. The limited waiver described in this clause (c) supersedes any and all prior waivers by the Bank relating to the matters described herein, and such prior waivers shall be of no further force or effect.

               (e) The foregoing waivers described in paragraphs (a), (b), (c) and (d) above shall be effective only for said Defaults or Events of Default and shall not entitle the Borrower to any future waiver in similar or other circumstances.

               (f) In accordance with the provisions of Section 7.14 of the Credit Agreement, the Bank hereby consents and agrees to the amendment and restatement of the Receivables Purchase Agreement in the form attached hereto as EXHIBIT D hereto.

               Section 3. CONDITIONS OF EFFECTIVENESS. This Second Amendment shall become effective as of the date hereof immediately upon the satisfaction of each of the following conditions:

               (a) the Bank shall have received a  certificate  of the Secretary or Assistant Secretary of the Borrower, dated the date hereof, attesting on behalf of the Borrower to all corporate action taken by the Borrower, including resolutions of its Board of Directors authorizing the execution, delivery and performance of this Second Amendment, the Insurance Company Receivables Purchase Agreement being amended and restated as of the date hereof, and the Non-Insurance Company Receivables Purchase Agreement dated the date hereof and each other document to be delivered by the Borrower thereunder, and attesting to the names and true signatures of the officers of the Borrower authorized to sign such documents and the other documents to be delivered by the Borrower thereunder;

               (b) the Bank shall have received a certificate of the Secretary or Assistant Secretary of the Guarantor, dated the date hereof, attesting on behalf of the Guarantor to all corporate action taken by the Guarantor, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the First Amendment to the Guaranty dated the date hereof and each other document to be delivered by the Guarantor thereunder, and

HART01-62849-2
18916-18940
          attesting to the names and true signatures of the officers of the Guarantor authorized to sign such documents and the other documents to be delivered by the Guarantor thereunder;

               (c) the Bank shall have received a certificate of the Secretary or Assistant Secretary of each of FLICA, HCO, HCO Marketing, LSMG, Senior Benefits of Texas and Westbridge Marketing (each, a "NEW ELIGIBLE SELLER"), dated the date hereof, attesting on behalf of such New Eligible Seller to all corporate action taken by such New Eligible Seller, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Receivables Purchase Agreement to which it is a party and each other document to be delivered by the New Eligible Seller thereunder, and attesting to the names and true signatures of the officers of the New Eligible Seller authorized to sign the Receivables Purchase Agreement and the other documents to be delivered by the New Eligible Seller thereunder;

               (d) a certificate of a Senior Officer of each New Eligible Seller, dated the date hereof, certifying on behalf of such New Eligible Seller that (i) the representations and warranties of such New Eligible Seller in Article IV of the Receivables Purchase Agreement to which it is a party are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a default under such Receivables Purchase Agreement, and (iii) there has been no material adverse change in the financial condition, operations, Properties, business, or as far as the New Eligible Seller can reasonably foresee, prospects of the New Eligible Seller since June 30, 1996;

               (e) a certificate of good standing for each New Eligible Seller as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where it, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified would not have a Materially Adverse Effect;

               (f) with respect to each New Eligible Seller, a certificate or similar instrument from the appropriate tax authority in its jurisdiction of incorporation as to the payment by such New Eligible Seller of all taxes owed;

               (g) a certificate of authority from the Insurance Commissioner of the State of Mississippi certifying that FLICA is duly licensed and in good standing with the such Insurance Commissioner;

               (h) a favorable opinion of special counsel to the Guarantor, the Borrower and each New Eligible Seller, dated the date hereof, in substantially the form set forth in EXHIBIT E hereto;

               (i) a favorable opinion of general counsel to the Guarantor, the Borrower and each New Eligible Seller, dated the date hereof, in substantially the form set forth in EXHIBIT F hereto;

               (j) a certificate of a Senior Officer of the Borrower certifying

HART01-62849-2
18916-18940
          that each consent, license, approval and notice required by the Borrower in connection with the execution, delivery, performance, validity and enforceability of this Second Amendment, the Insurance Company Receivables Purchase Agreement being amended and restated as of the date hereof, and the Non-Insurance Company Receivables Purchase Agreement dated the date hereof and each other document and instrument required to be delivered in connection herewith is in full force and effect, except for those consents, licenses, approvals and notices referred to in clauses, (i), (ii) and (iii) of Section 5.15 of the Credit Agreement;

               (k) a certificate of a Senior Officer of the Guarantor certifying that each consent, license, approval and notice required by the Guarantor in connection with the execution, delivery, performance, validity and enforceability of the First Amendment to the Guaranty dated the date hereof and each other document and instrument required to be delivered in connection herewith is in full force and effect, except for those consents, licenses, approvals and notices referred to in clauses, (i), (ii) and (iii) of Section 4.13 of the Guaranty;

               (l) a certificate of a Senior Officer of each Eligible Seller certifying that each consent, license, approval and notice required by such Eligible Seller in connection with the execution, delivery, performance, validity and enforceability of the Receivables Purchase Agreement to which it is a party and each other document and instrument required to be delivered in connection herewith is in full force and effect, except for those consents, licenses, approvals and notices referred to in clauses, (i), (ii) and (iii) of Section 5.15 of the Credit Agreement;

               (m) unless previously delivered to the Bank in connection with the execution and delivery of the Credit Agreement, a Master General Agent Contract for each Master General Agent, attached to a certificate of a Senior Officer of the Eligible Seller party thereto certifying that such Master General Agent Contract is a true, correct and complete copy, including all amendments and supplements thereto, and is in full force and effect on the date hereof;

               (n) payment to Day, Berry & Howard, special counsel to the Bank, of its legal fees and disbursements relating to the preparation, negotiation, execution and delivery of this Second Amendment;

               (o) UCC-1 financing statements signed by each of the New Eligible Sellers in connection with the security interest granted to the Borrower shall have been delivered to the Borrower; and

               (p) the Bank shall have received from HCO a duly authorized, executed and delivered agreement similar in substance to the guaranty set forth in Section 2.4 of the form of Non-Insurance Company Seller Receivables Purchase and Sale Agreement guarantying repayment of Eligible Receivables purchased from HCO pursuant to the Receivables Purchase and Sale Agreement dated as of November 15, 1995 between the Borrower, HCO and certain other parties named therein, and an opinion of counsel to HCO confirming the enforceability of such guaranty agreement, both in form and substance reasonably acceptable to the

HART01-62849-2
18916-18940

Bank.

               Section 4. REPRESENTATIONS AND WARRANTIES OF THE BORROWER. The Borrower hereby represents and warrants to the Bank as follows:

               (a) The execution, delivery and performance by the Borrower of this Second Amendment are within the Borrower's corporate powers, have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the shareholders of the Borrower, (ii) contravene the Borrower's charter or by-laws, (iii) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation (including without limitation, Regulations U and X), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Borrower, (iv) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower is a party or by which it or its properties may be bound or affected, or (v) except to the extent provided for or contemplated herein, result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Borrower.

               (b) No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Borrower of, or the legality, validity, binding effect or enforceability of, this Second Amendment.

               (c) This Second Amendment has been duly executed and delivered by the Borrower and constitutes the legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally and by general principles of equity.

               (d) The representations and warranties contained in Article 5 of the Credit Agreement are correct on and as of the date hereof as though made on and as of the date hereof.

               (e) No Default or Event of Default has occurred and is continuing or would result from the signing of this Second Amendment or the transactions contemplated hereby.

               (f) There has been no material adverse change in the financial condition, operations, properties, business or business prospects of the Borrower since the date of the last financial statements furnished to the Bank.

               (g) No actions, suits or proceedings or investigations are pending or, to the knowledge of the Borrower, threatened against or affecting

HART01-62849-2
18916-18940
          the Borrower, or any property before any court, governmental agency or arbitrator, which if determined adversely to the Borrower would in any one case or in the aggregate, materially adversely affect the financial condition, operations, properties, business or, to the knowledge of the Borrower, prospects of the Borrower or the ability of the Borrower to perform its obligations under the Credit Agreement, as amended by this First Amendment.

               (h) No information, exhibit or report furnished in writing by or on behalf of the Borrower or any officer or director of the Borrower to the Bank in connection with the negotiation of, or pursuant to the terms of, this First Amendment contained when made any material misstatement of fact or omitted to state a material fact necessary to make the statements contained therein not misleading.

                  Section 5. REFERENCE TO AND EFFECT ON THE CREDIT AGREEMENT, REVOLVING NOTE, GUARANTY, SECURITY AGREEMENT AND COLLATERAL AGREEMENT.

                  (a) On and after the date hereof, each reference in the Credit Agreement to this "Agreement", "hereunder", "hereof", "herein" or words of like import and each reference in the Revolving Note, each reference in the Guaranty, each reference in the Security Agreement and each reference in the Collateral Agreement to the Credit Agreement shall mean and be a reference to the Credit Agreement as amended hereby.

                  (b) Except as specifically amended above, the Credit Agreement shall remain in full force and effect and is hereby ratified and confirmed.

                  (c) The execution, delivery and effectiveness of this Second Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Bank under the Credit Agreement, nor constitute a waiver of any provision of the Credit Agreement.

                  Section 6. EXECUTION IN COUNTERPARTS. This Second Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

                  Section 7. GOVERNING LAW. This Second Amendment shall be governed by, and construed in accordance with, the laws of the State of Connecticut.

                  Section 8. DEFINED TERMS. Capitalized terms used herein which are not expressly defined herein shall have the meanings ascribed to them in the Credit Agreement.

HART01-62849-2
18916-18940

                  IN WITNESS WHEREOF, the parties hereto have caused this Second Amendment to be duly executed as of the day and year first above written.

WESTBRIDGE FUNDING CORPORATION

By/S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Chief Financial Officer

FLEET NATIONAL BANK

By: /S/ ANSON T. HARRIS

Name: Anson T. Harris
Title: Assistant Vice President

                  WESTBRIDGE CAPITAL CORP. hereby acknowledges that the Borrower has entered into the Second Amendment and Waiver to the Credit Agreement dated as of November 14, 1996 and confirms that its guaranty as set forth in the Guaranty Agreement dated as of December 28, 1995 in favor of the Bank, as amended by the First Amendment to the Guaranty Agreement, dated as of the date hereof, is in full force and effect and applies to the Credit Agreement as amended by the Second Amendment.

WESTBRIDGE CAPITAL CORP.

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Chief Financial Officer

HART01-62849-2
18916-18940

                                  Exhibit A to
                                Second Amendment

                                       to
                                Credit Agreement

                                                                     EXHIBIT B-3

HART01-62849-2
18916-18940

                                  Exhibit B to
                                Second Amendment

                                       to
                                Credit Agreement

                                                                       EXHIBIT C

                     SCHEDULE OF MAXIMUM ADVANCE PERCENTAGE
                                 BY POLICY TYPE

TYPE OF POLICY                                       MAXIMUM ADVANCE PERCENTAGE

MEDICAL EXPENSE                                                  75%
        HSC, HSG, SSC, SSG, MM95, LMGMM1, AGMMI, MSE,
        NFLS92, GPPO

MEDICARE SUPPLEMENT                                             150%*
        NCMSA, NCMSB, NCMSD, NCMSF, NCDMA, NCMDB,

        AMSSA, AMSSB, AMSSC

HOME HEALTH CARE/LONG TERM CARE                                  75%
        HHCP, LTC

CANCER                                                          100%

        LSMCS, CSD-92, FD-95, GCC-C

LIFE                                                            100%
        EZ-100, TERM70

CHAMPUS SUPPLEMENT                                               75%

        CHMPS

ACCIDENT                                                         75%

        ACCT-C

HMO/PPO                                                          84%



--------
 * Level Commission states only, in all other states the Maximum Advance Percentage is 100%.

                                  Exhibit C to
                                Second Amendment

                                       to
                                Credit Agreement

                                    EXHIBIT I

                   MASTER GENERAL AGENT                             AFFILIATED              NON-AFFILIATED
                                                                     INSURANCE                 INSURANCE

                                                                      COMPANY                   COMPANY

American Senior Security Plans, LLC                                     AIC

                                                                       NFIC

Cornerstone National Marketing Corp.                                   NFIC

                                                                        AIC

National Farm & Ranch Group, Inc.                                      NFIC

                                                                        NFL
                                                                        AIC

Lifestyles Marketing Group, Inc.                                        NFL

                                                                        AIC

Senior Benefits, L.L.C.                                                 NFL

                                                                        AIC
                                                                       NFIC
                                                                       FLICA

HealthCare One Insurance Agency Inc.                                                          Blue Cross/
                                                                                              Blue Shield

                                                                                             of California

Tim McCoy & Associates, Inc.                                            NFL

                                                                        AIC

John P. Locke, d/b/a First Million                                     FLICA

HealthCare One Marketing Group, Inc.                                   FLICA                    UniCARE

Westbridge Marketing Corporation                                        NFL                   FOUNDATION
                                                                        AIC                   Health National
                                                                       NFIC                   Life Insurance
                                                                       FLICA                  Company
                                                                                                  and
                                                                                              FOUNDATION
                                                                                              Health, a
                                                                                              California Health
                                                                                              Plan,
                                                                                              Inc.

LSMG, Inc.                                                                                      UniCARE

Senior Benefits of Texas, Inc.                                         FLICA                    UniCARE


                                  Exhibit D to
                                Second Amendment

                                       to
                                Credit Agreement

                              AMENDED AND RESTATED

                     RECEIVABLES PURCHASE AND SALE AGREEMENT

                  This Amended and Restated Receivables Purchase and Sale Agreement, dated as of November 14, 1996 (this "AGREEMENT"), is entered into by and between National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation, and Health Care-One Insurance Agency, Inc., a California corporation (each of which is referred to herein as a "SELLER" and are collectively referred to herein as the "SELLERS"), and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER"). Capitalized terms not otherwise defined herein shall have the meanings set forth in SECTION 1.1.

                  WHEREAS, NFL, NFIC, AICT, HCO and Purchaser entered into the Receivables Purchase and Sale Agreement, dated as of November 15, 1995, and desire (i) to amend the Receivables Purchase and Sale Agreement to, among other things, to include Freedom Life Insurance Company of America as an additional Seller, to terminate the rights of Health Care-One Insurance Agency, Inc. to sell Receivables hereunder on and after November 1, 1996, and to clarify certain procedures described therein, and (ii) to restate that agreement in its entirety;

                  WHEREAS, the Sellers are in the business of underwriting and/or selling insurance products, and in the ordinary course of such business
(i) generate and receive premiums from insureds, a portion of which premiums represent commissions (the "COMMISSIONS") due or to become due to their agents, including without limitation their general agents and other agents with whom said general agents have contracted (collectively, the "AGENTS") and (ii) generate accounts receivable resulting from advances of first-year Commissions paid to the Sellers' Agents (each, an "AGENT OBLIGOR") in respect of insurance policies sold by such Agent Obligors (the obligations of such Agent Obligors to repay the principal amount of, and interest and other finance charges on, such advances being referred to herein as "AGENT RECEIVABLES");

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

                  "CUT-OFF DATE" means, with respect to each Closing, the last day of a calendar month designated by the Purchaser, which designated calendar month must be either of the two calendar months immediately preceding the month in which such Closing occurs.

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

                                   ARTICLE II

                           PURCHASE AND SALE; CLOSINGS

                  Section 2.1. PURCHASE AND SALE. On the terms and subject to the conditions of this Agreement, each Seller hereby agrees to sell to the Purchaser, and the Purchaser hereby agrees to purchase from each Seller, from time to time on a non-recourse basis, all of such Seller's right, title and interest in, to and under certain outstanding Agent Receivables to be designated by the Purchaser from time to time, and in connection therewith and as collateral therefor, the Seller agrees to assign to the Purchaser at the time of each sale, and the Purchaser agrees to assume from the Seller, all of the Sellers right, title and interest in, to and under including, without limitation, all interest accrued or accruing on such Agent Receivables, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent Contract Rights), and all proceeds thereof. Each sale and purchase of Agent Receivables hereunder shall take place in the manner set forth in SECTION
2.2 below.

                  Section 2.2. CLOSINGS. (a) A closing of the sale and purchase of Agent Receivables (each, a "CLOSING") shall take place from time to time on the Business Days to be specified by the Purchaser and agreed to by Sellers (each, a "CLOSING DATE"). At the time a Closing Date is established, the Purchaser shall specify (i) the Agent Receivables to be purchased from Sellers on such Closing Date and (ii) the applicable Cut-Off Date for such Agent Receivables.

                  (b)  On each Closing Date:

                  (i) each Seller shall deliver to the Purchaser an Assignment substantially in the form of EXHIBIT A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent Receivable outstanding as of the Cut-Off Date immediately prior to such Closing Date and being purchased from such Seller on the applicable Closing Date, (B) the outstanding amount of each such Agent Receivable as of such Cut-Off Date, and (C) the Assigned Commissions and Agent Contract Rights relating to each such Agent Receivable which have not been previously assigned by each Seller; and

                  (ii) the Purchaser shall deliver to each Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Seller on such date equal to 85% of the aggregate amount of such Agent Receivables as of the Cut-Off Date.

                  (c) (i) the obligations of the Sellers and the Purchaser to consummate the sale and purchase of any Agent Receivables on each Closing Date shall be subject to the satisfaction of the following conditions: (A) the transactions contemplated by this Agreement not being prohibited by or in conflict with any applicable law, order, decree or governmental regulation; and (B) the receipt and continued effectiveness of all consents, approvals and actions of, filings with and notices to any third party, including, without limitation, any governmental or regulatory authority, necessary to permit the Sellers and the Purchaser to perform their respective obligations under this Agreement and to consummate the transac tions contemplated hereby, all in form and substance reasonably satisfactory to the Purchaser and the Sellers, as applicable; and

                  (ii) the obligations of the Purchaser to consummate the purchase of Agent Receivables on each Closing Date shall be subject to the Purchaser having available sufficient funds to pay the purchase price on such Closing Date.

                  (d) Prior to the initial Closing Date, each Seller shall deliver to the Purchaser a UCC-1 financing statement of the Purchaser as secured party/assignee and such Seller as the debtor/assignor with respect to the Agent Receivables, and the Assigned Commissions and Agent Contract Rights relating thereto, to be assigned by such Seller hereunder.

                  (e) Notwithstanding anything herein to the contrary, on and after November 1, 1996, Health Care-One Insurance Agency, Inc. agrees that it shall not sell Agent Receivables hereunder.

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

                  (b) Each Servicing Agent shall collect, and hold in trust for the account of the Purchaser in an interest bearing account of the Servicing Agent, the portion of all Collections received after the respective Cut-Off for the Agent Receivables purchased by the Purchaser hereunder which represent Assigned Commissions (together with all interest and/or other finance charges paid by the Agent Obligors thereon, the "COLLECTED COMMISSIONS"). Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has received in respect of the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such amounts, together with any and all interest received thereon during the period for which such amounts were held by such Servicing Agent.

                  (c) Promptly following each calendar quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent Obligor's obligations under the respective Agent Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

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

     Section 5.9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the laws of the State of Texas.

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

SELLERS:

NATIONAL FOUNDATION LIFE INSURANCE

COMPANY

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

NATIONAL FINANCIAL INSURANCE

COMPANY

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

AMERICAN INSURANCE COMPANY OF

TEXAS

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
                                       11

Title: Senior Vice President

Address for Notices:

777 Main Street
Suite 900
Fort Worth, Texas 76102

FREEDOM LIFE INSURANCE COMPANY OF

AMERICA

By: /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Senior Vice President

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

                  The terms Seller, Agent Receivables, Assigned Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the Amended and Restated Receivables Purchase and Sale Agreement, dated as of November 14, 1996 between National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation and Health Care-One Insurance Agency, Inc., a California corporation, and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER").

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

                  This Assignment shall be governed by and construed in accordance with the laws of the State of Texas applicable to a contract executed and performed in such State without giving effect to the conflicts of laws principles thereof, except that if it is necessary in any other jurisdiction to have the law of such other jurisdiction govern this Assignment in order for this

Assignment to be effective in any respect, then the laws of such other jurisdiction shall govern this Assignment to such extent.

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

                                  Exhibit E to
                                Second Amendment

                                       to
                                Credit Agreement

                                                              December 2, 1996

Fleet National Bank
777 Main Street, MSN 250
Hartford, CT  06115

Ladies and Gentlemen:

                  We have acted as special counsel to (i) Westbridge Capital Corp., a Delaware corporation (the "GUARANTOR"), (ii) Westbridge Funding Corporation, a Delaware corporation and an indirect wholly-owned subsidiary of the Guarantor (the "BORROWER"), and (iii) National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation, Health Care-One Insurance Agency, a California corporation ("HCO"), Health Care One Marketing Group, Inc., a Texas corporation, LSMG, Inc., a Texas corporation, Senior Benefits of Texas, a Texas corporation, and Westbridge Marketing Corporation, a Delaware corporation (collectively referred to herein as the "ELIGIBLE SELLERS"), in connection with (i) the Second Amendment and Waiver to the Credit Agreement dated as of November 14, 1996 (the "SECOND AMENDMENT") between the Borrower and Fleet National Bank (formerly Fleet National Bank of Connecticut, the "BANK") and (ii) the other agreements, instruments and documents referred to in the next paragraph. All capitalized terms used but not defined herein have the respective meanings given to such terms in the Second Amendment. This opinion letter is delivered to you pursuant to Section 3 of the Second Amendment.

                  In rendering the opinions expressed below, we have examined the following agreements, instruments and other documents:

     (a)  the Second Amendment;

     (b) the First Amendment to the Guaranty Agreement dated as of November 14, 1996 by the Guarantor in favor of the Bank (the "FIRST AMENDMENT TO THE GUARANTY AGREEMENT", together with the Second Amendment, the "LOAN AMENDMENTS");

     (c)  the Security Agreement;

     (d)  the Insurance Company Receivables Purchase Agreement;

     (e)  the Non-Insurance Company Receivables Purchase Agreement;

     (f) the Secured Guaranty Agreement, dated as of November 14, 1996, by Health Care- One Insurance Agency, Inc., for the benefit of Westbridge Funding Corporation (the "SECURED GUARANTY");

     (g) certain financing statements in the forms attached as Annex A hereto (collectively, the "FINANCING STATEMENTS"); and

     (h) such records of the Guarantor, the Borrower, the Eligible Sellers and such other documents as we have deemed necessary as a basis for the opinions expressed below.

                  In our examination, we have assumed the genuineness of all signatures, the authenticity of all documents submitted to us as originals and the conformity with authentic original documents of all documents submitted to us as copies. When relevant facts were not independently established, we have relied upon certificates of governmental officials and appropriate representatives of the Guarantor, the Borrower, the Eligible Sellers, and upon representations made in or pursuant to the Loan Amendments, the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement and the Secured Guaranty.

                  In rendering the opinions expressed below, we have assumed, with respect to all of the documents referred to in this opinion letter, that (except as to the Guarantor, the Borrower and, with respect to clauses (i), (ii) and (iv) below, the Eligible Sellers):

     (i) such documents have been duly authorized by, have been duly executed and delivered by, and constitute legal, valid, binding and enforceable obligations of, all of the parties to such documents;

     (ii) all signatories to such documents have been duly authorized;

     (iii)all of the parties to such documents are duly organized and validly existing; and

     (iv) all  of  the  parties  have  the  power  and   authority   (corporate,
          partnership or other) to execute, deliver and perform such documents.

                  Based upon and subject to the foregoing and subject also to the comments and qualifications set forth below, and having considered such questions of law as we have deemed necessary as a basis for the opinions expressed below, we are of the opinion that:

                  1. Each of the Guarantor and the Borrower is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware and has all requisite corporate power and authority to own its assets and to transact the business in which it is now engaged.

                  2. The Guarantor has all requisite corporate power to (i) execute, deliver and perform the First Amendment to the Guaranty Agreement, (ii) execute and deliver the documents and certificates delivered in connection therewith, and (iii) carry out the transactions contemplated thereby. The Borrower has all requisite corporate power to
         (i) execute, deliver and perform the Second Amendment, the Insurance Company Receivables Purchase Agreement and the Non-Insurance Company Receivables Purchase Agreement, (ii) execute and deliver the documents and certificates delivered in connection therewith, and (iii) carry out the transactions contemplated thereby. Each of the Eligible Sellers has all requisite corporate power to (i) execute, deliver and perform the Insurance Company Receivables Purchase Agreement or the Non-Insurance Company Receivables Purchase Agreement, as applicable, (ii) execute and deliver the documents and certificates delivered in connection therewith, and (iii) carry out the transactions contemplated thereby. HCO has all requisite corporate power to (i) execute, deliver and perform the Secured Guaranty, (ii) execute and deliver the documents and certificates delivered in connection therewith, and (iii) carry out the transactions contemplated thereby.

                  3. The execution, delivery and performance by the Guarantor and the Borrower of each of the Loan Amendments to which it is a party, the execution, delivery and performance by the Borrower and each of the Eligible Sellers of the Insurance Company Receivables Purchase Agreement or the Non-Insurance Company Receivables Purchase

         Agreement, as applicable, and the execution, delivery and performance by HCO of the Secured Guaranty, (a) have been duly authorized by all necessary corporate action on its part, and (b) do not and will not (i) violate any provision of its certificate of incorporation or by-laws, or (ii) violate any applicable law, rule or regulation of the United States of America (including without limitation, Regulation U and X of the Board of Governors of the Federal Reserve System) or the State of New York, or any order, writ, judgment, injunction, decree, determination or award of any court located in the State of New York presently in effect having applicability to and binding upon the Guarantor, the Borrower or the Eligible Sellers of which we have knowledge.

                  4. The Second Amendment, the First Amendment to the Guaranty Agreement, the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement and the Secured Guaranty have been duly executed and delivered by duly authorized officers of the Guarantor, the Borrower and each of the Eligible Sellers, as applicable. If the Loan Amendments, the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement and the Secured Guaranty were stated to be governed by and construed in accordance with the law of the State of New York, each Loan Amendment, the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement and the Secured Guaranty would constitute the legal, valid and binding obligation of the Guarantor, the Borrower and each of the Eligible Sellers, as applicable, enforceable against each such party thereto in accordance with its terms, except as may be limited by bankruptcy, insolvency, reorganization, moratorium, fraudulent conveyance or transfer or other similar laws relating to or affecting the rights of creditors generally and except as the enforceability of the Loan Amendments, the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement and Secured Guaranty is subject to the application of general principles of equity (regardless of whether considered in a proceeding in equity or at law), including, without limitation, (a) the possible unavailability of specific performance, injunctive relief or any other equitable remedy and (b) concepts of materiality, reasonableness, good faith and fair dealing.

                  5. If the Security Agreement was stated to be governed by and construed in accordance with the law of the State of New York, or if a Connecticut court was to apply the law of the State of New York to the Security Agreement, the Security Agreement would be effective to create, in favor of the Bank, a valid security interest under the Uniform Commercial Code in the State of New York (the "UCC") in all of the right, title and interest of the Borrower in, to and under the Collateral (as defined in the Security Agreement) as collateral security for the payment when due of the Obligations (as defined in the Security Agreement), except that (a) such security interest will continue in Collateral after its sale, exchange or other disposition and in any "proceeds" within the meaning of Section 9-306(1) of the UCC thereof only to the extent provided in Sections 9-306 of the UCC, and (b) such security interest in any portion of the Collateral in which the Borrower acquires rights after the commencement of a case under the Bankruptcy Code in respect of the Borrower may be limited by Section 552 of the Bankruptcy Code.

                  6. If the Insurance Company Receivables Purchase Agreement and the NonInsurance Company Receivables Purchase Agreement were stated to be governed by and construed in accordance with the law of the State of New York, or if a Connecticut court were to apply the law of the State of New York to the Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement, the Assignment referred to in the Insurance Company Receivables Purchase Agreement and the Non-Insurance Company Receivables Purchase Agreement would be legally adequate to vest in the Borrower all of each Eligible Sellers right, title and interest in, to and under the Receivables to the extent provided therein.

                  7. The Receivables are properly classified as "general intangibles" within the meaning of ss.9-106 of the Uniform Commercial Code in the State of Texas (the "UCC") and are not subject to either ss.9-104 or ss.9-302(c) of the UCC.

                  8. The security interest referred to in paragraph 5 above in that portion of the Collateral consisting of "general intangibles" and "accounts" within the meaning of ss.9-106 of the UCC will be perfected by filing the Financing Statements in the office of the Secretary of State of the State of Texas; PROVIDED that, if the Borrower moves its chief executive office to another jurisdiction, the effectiveness of the Financing Statements naming the Borrower as debtor will cease on the expiration of four months after such change or, if earlier, when perfection would have otherwise ceased, unless such security interest becomes perfected under the law of such other jurisdiction prior to such expiration. The effectiveness of the Financing Statements will lapse on the expiration of a five year period from their date of filing, or (if later) five years from the last date as to which such Financing Statements were effective following the proper filing of continuation statements with respect thereto, unless continuation statements are filed within six months prior to the expiration of the applicable five year period, and, if the Borrower so changes its name, identity or corporate structure that the Financing Statements naming the Borrower as debtor become seriously misleading, the Financing Statements naming the Borrower as debtor will be ineffective to perfect a security interest in Collateral acquired by the Borrower more than four months after such change.

                  The foregoing opinions are subject to the following comments and qualifications:

                  (A) The enforceability of provisions in the Loan Amendments, Insurance Company Receivables Purchase Agreement, Non-Insurance Company Receivables Purchase Agreement or the Secured Guaranty to the effect that terms may not be waived or modified except in writing may be limited under certain circumstances.

                  (B) We express no opinion as to the applicability to the obligations of the Guarantor (or the enforceability of such obligations) of Section 548 of the Bankruptcy Code, Article 10 of the New York Debtor and Creditor Law or any other provision of law relating to fraudulent conveyances, transfers or obligations, and we wish to point out that the acquisition by the Borrower after the initial Borrowing under the Credit Agreement of an interest in Property that becomes subject to the Lien of the Security Agreement may constitute a voidable preference under Section 547 of the Bankruptcy Code.

                  (C) Our opinions in paragraphs 2, 3, and 4 above, to the extent that they relate to any of the Eligible Sellers, are based solely upon a review of the relevant provisions of the California General Corporation Law, the Texas Business Corporation Act, the Mississippi Business Corporation Act, and the certificate or articles of incorporation, by-laws and corporate resolutions of the Eligible Sellers.

                  (D) Except as expressly provided in paragraph 5 above, we express no opinion as to the right, title or interest of the Borrower or the Eligible Sellers in, to or under, any of the Collateral (as defined in the Security Agreement). We express no opinion as to the existence of any of the Collateral.

                  (E) Except as expressly provided in paragraphs 5 and 8 above, we express no opinion as to the creation or perfection of any security interest in, or other lien on, the Collateral. We express no opinion as to the priority of any security interest in, or other lien on, the Collateral.

                  (F) Our opinion in paragraph 8 above is based solely upon a review of the relevant statutory text of Article 9 of the UCC as set forth in the CCH Secured Transactions Guide for the State of Texas as on file in our offices on November 14, 1996, without regard to the decisional law of such State.

                  (G) We express no opinion as to the subject matter jurisdiction of the Connecticut State or United States Federal courts sitting in Connecticut to adjudicate any controversy related to the Loan Amendments, Insurance Company Receivables Purchase Agreement, the Non-Insurance Company Receivables Purchase Agreement or the Secured Guaranty with respect to proceedings in the Connecticut State or United States Federal courts sitting in Connecticut.

                  The foregoing opinions are limited (except as otherwise expressly provided in paragraphs (C) and (F) above) to matters involving the Federal laws of the United States of America, the Delaware General Corporation Law and the law of the State of New York, and we do not express any opinion as to the laws of any other jurisdiction. We do not express any opinion as to the insurance laws of any jurisdiction (including, without limitation, the State of New York).

                  We have reviewed the opinion letter of Patrick H. O'Neill dated the date hereof and in our view you are justified in relying on such opinion letter.

                  At the request of our clients, this opinion letter is provided to you by us in our capacity as special counsel to the Guarantor, the Borrower, the Eligible Sellers and this opinion letter may not be relied upon by any Person for any purpose other than in connection with the transactions contemplated by the Second Amendment without, in each instance, our prior written consent.

                                                     Very truly yours,

                                                             /s/ Robert S. Reder
                                                          Milbank, Tweed, Hadley
                                                                        & McCloy

RSR/JRR

M&A\47037_2

                                     Annex A

                              Financing Statements

                                  EXHIBIT 10.21

                                  EXHIBIT 10.21

                                                                    Exhibit F to
                                                                Second Amendment
                                                                              to
                                                                Credit Agreement

                                 FIRST AMENDMENT
                                     TO THE

                               GUARANTY AGREEMENT

                                           Dated as of November 14, 1996

                  This FIRST AMENDMENT TO THE GUARANTY AGREEMENT, dated as of November 14, 1996 (this "FIRST AMENDMENT"), is by WESTBRIDGE CAPITAL CORP., a Delaware corporation (the "GUARANTOR"), in favor of FLEET NATIONAL BANK (formerly known as Fleet National Bank of Connecticut) (the "BANK").

                  PRELIMINARY STATEMENTS. Westbridge Funding Corporation, an indirect wholly-owned subsidiary of the Guarantor, and the Bank entered into a Credit Agreement dated as of December 28, 1995, as amended by the First Amendment and Waiver to the Credit Agreement, dated as of May 17, 1996 and the Second Amendment and Waiver to the Credit Agreement, dated as of the date hereof (as so amended, the "Credit Agreement"; capitalized terms used but not defined herein shall have the respective meanings ascribed to such terms in the Credit Agreement). As a condition to making the Revolving Loans under the Credit Agreement, the Bank required the Guarantor to execute and deliver in favor of the Bank the Guaranty Agreement dated as of December 28, 1996 (the "Guaranty Agreement"). The Guarantor desires to amend, and the Bank is willing to consent to the amendment of, the Guaranty Agreement to conform with certain amendments to the Credit Agreement being effected on the date hereof pursuant to the Second Amendment and Waiver to the Credit Agreement, dated as of the date hereof, and to modify the requirements for the minimum statutory surplus which must be maintained by the insurance subsidiaries of the Guarantor specified in the Guaranty Agreement.

                  NOW THEREFORE, the Guarantor and the Bank hereby agree as follows:

                  Section 1. AMENDMENT TO THE GUARANTY AGREEMENT. The Guaranty Agreement is hereby amended as follows:

                  (a) Section 1.2 of the Guaranty Agreement is amended by adding, in alphabetical order, the following defined term:

                  ""FLICA" means Freedom Life Insurance Company of American, a Mississippi corporation."

                  (b) Section 1.2 of the Guaranty Agreement is amended by substituting in their entirety the definitions of "Financing Statements" and "Insurance Subsidiary" with the following definitions, respectively:

                  ""Financing Statements" means the UCC-1 financing statements to be signed by the Guarantor in connection with the security interest to be granted to the Bank in the stock of the Borrower, FLICA, NFIC and NFL, pursuant to the Pledge Agreement (if and when delivered).

                  "Insurance Subsidiary" means, AIC, FLICA, NFIC and NFL."

                  (c) Paragraphs (b) and (c) of Section 3.1 of the Guaranty Agreement are hereby replaced in their entirety with the following new paragraphs, respectively:

                  "(b) stock certificates representing all of the outstanding capital stock of the Debtor, FLICA, NFIC and NFL (with stock powers signed in blank);

                  (c) the Financing Statements duly executed by the Guarantor;"

                  (d) Section 3.3 of the Guaranty Agreement is amended by substituting in its entirety the following new Section 3.3:

                  "Section 3.3. REQUIRED CONSENTS AND APPROVALS. The Guarantor agrees to use reasonable efforts to obtain, as soon as practicable, all necessary approvals and consents by the Insurance Commissioners permitting the pledge of all of the capital stock of each of the Debtor, FLICA, NFIC and NFL to the Bank and the execution and delivery of the related Pledge Agreement (collectively, the "Pledge Approvals")."

                  (e) Section 6.8 of the Guaranty Agreement is amended by substituting in its entirety the following new Section 6.8:

                  "Section 6.8 MINIMUM STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES. As of the end of any fiscal quarter ending (i) after the date hereof and before September 30, 1996, permit the Statutory Surplus of any Insurance Subsidiary to be less than an amount equal to the sum of (a) the Annual Base Statutory Surplus for such Insurance Subsidiary as specified in Part I of SCHEDULE 6.8 for the applicable fiscal year, PLUS (b) 50% of any cumulative positive Statutory Net Income of such Insurance Subsidiary for each fiscal quarter following the fiscal quarter ending September 30, 1995, MINUS (c) an amount equal to 5% of the Eligible Agent Collateral Value as of such date (such sum being referred to herein as the "Formula Amount"), and (ii) on and after September 30, 1996, permit the Statutory Surplus of any Insurance Subsidiary to be less than an amount equal to the greater of (a) the Formula Amount for such Insurance Subsidiary and (b) the Minimum Statutory Surplus Requirement for such Insurance Subsidiary specified in Part II of SCHEDULE 6.8; PROVIDED, HOWEVER, that notwithstanding the foregoing, if, at any time since the last Borrowing under this Agreement, NFL has consummated any sale or reinsurance of insurance policies issued or owned by it which, together with all such sales and reinsurance arrangements during the preceding twelve month period involves insurance policies with annual in-force premiums which exceed $1 million, then at the request of the Bank, the Guarantor shall execute and deliver an amendment to the Guaranty for the sole purpose of increasing the Annual Base Statutory Surplus or Minimum Statutory Surplus for NFL as specified in Schedule 6.8 of the Guaranty, as applicable, to an amount to be determined in good faith negotiations between the Guarantor and the Bank."

                  (f) SCHEDULE 6.8 to the Guaranty Agreement is hereby replaced in its entirety with the SCHEDULE 6.8 attached as Exhibit A hereto.

                  Section 2. CONDITIONS OF EFFECTIVENESS. This First Amendment shall become effective as of the date hereof immediately upon the effectiveness of the Second Amendment and Waiver to the Credit Agreement, dated as of the date hereof, in accordance with the terms thereof.

                  Section 3. REPRESENTATIONS AND WARRANTIES OF THE GUARANTOR. The Guarantor hereby represents and warrants to the Bank as follows:

                  (a) The execution, delivery and performance by the Guarantor of this First Amendment are within the Guarantor's corporate powers, have been duly authorized by all necessary corporate action and do not and will not (i) require any consent or approval of the stockholders of the Guarantor, (ii) contravene the Guarantor's charter or by-laws, (iii) violate any provision of, or require any filing, registration, consent or approval under, any law, rule, regulation order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Guarantor, (iv) result in a breach of or constitute a default or require any consent under any indenture or loan or credit agreement or any other material agreement, lease or instrument to which the Guarantor or any of its Subsidiaries is a party or by which it or its properties may be bound or affected, or (v) result in, or require, the creation or imposition of any mortgage, deed of trust, pledge, lien, security interest or other charge or encumbrance of any nature upon or with respect to any of the properties now owned or hereafter acquired by the Guarantor.

                  (b) No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Guarantor of, or the legality, validity, binding effect or enforceability of, this First Amendment.

                  (c) This First Amendment has been duly executed and delivered by the Guarantor and constitutes the legal, valid and binding obligations of the Guarantor enforceable against the Guarantor in accordance with its terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency and other similar laws affecting creditors' rights generally and by general principles of equity.

                  Section 4.  REFERENCE TO AND EFFECT ON THE GUARANTY

AGREEMENT, REVOLVING NOTE, CREDIT AGREEMENT, SECURITY AGREEMENT
AND COLLATERAL AGREEMENT.

                  (a) On and after the date hereof, each reference in the Guaranty Agreement to this "Agreement", "hereunder", "hereof", "herein" or words of like import and each reference in the Revolving Note, each reference in the Credit Agreement, each reference in the Security Agreement and each reference in the Collateral Agreement to the Guaranty Agreement shall mean and be a reference to the Guaranty Agreement as amended hereby.

                  (b) Except as specifically amended above, the Guaranty Agreement shall remain in full force and effect and is hereby ratified and confirmed.

                  (c) The execution, delivery and effectiveness of this First Amendment shall not, except as expressly provided herein, operate as a waiver of any right, power or remedy of the Bank under the Guaranty Agreement, nor constitute a waiver of any provision of the Guaranty Agreement.

                  Section 5. EXECUTION IN COUNTERPARTS. This First Amendment may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

                  Section 6. GOVERNING LAW. This First Amendment shall be governed by, and construed in accordance with, the laws of the State of Connecticut.

                  Section 7. DEFINED TERMS. Capitalized terms used herein which are not expressly defined herein shall have the meanings ascribed to them in the Credit Agreement.

                  IN WITNESS WHEREOF, the parties hereto have caused this First Amendment to be duly executed as of the day and year first above written.

WESTBRIDGE CAPITAL CORP.

By /S/ PATRICK J. MITCHELL

Name: Patrick J. Mitchell
Title: Chief Financial Officer

FLEET NATIONAL BANK

By: /S/ ANSON T. HARRIS

Name: Anson T. Harris
Title: Assistant Vice President

                                    Exhibit A
                                       to

                                 First Amendment
                              to Guaranty Agreement

                                  SCHEDULE 6.8

                     PART I -- ANNUAL BASE STATUTORY SURPLUS
                                 (in million $)

INSURANCE SUBSIDIARY                        1995      1996    1997      1998
--------------------                        ----      ----    ----      ----

         NFL                                $14.0    $14.0    $14.0    $14.0

         NFIC                                 8.0      4.0      3.0      4.0

         AIC                                  6.5      6.5      6.5      6.5

         FLICA                                8.0      8.0      8.0      8.0


                PART II -- MINIMUM STATUTORY SURPLUS REQUIREMENTS
                                 (in million $)

INSURANCE SUBSIDIARY         1996         1997         1998
--------------------      -------      -------      -------


         NFL                  $14.0        $14.0        $14.0

         NFIC                   7.0          7.0          7.0

         AIC                    7.5          7.5          7.5

         FLICA                  8.0          8.0          8.0

                                                                    EXHIBIT 21.1

                    SUBSIDIARIES OF WESTBRIDGE CAPITAL CORP.

                                                                    Percentage
           SUBSIDIARY                                                OWNERSHIP

 1         National Foundation Life Insurance Company (Delaware)        100%

 2         American Insurance Company of Texas (Texas)                  100%

 3         National Financial Insurance Company (Texas)                 100%

 4         Freedom Life Insurance Company of America (Mississippi)      100%

 5         Freedom Holding Company (Kentucky)                           100%

 6         Westbridge Funding Corporation (Delaware)
           (Formerly National Legal Services Company, Inc.)             100%

 7         Foundation Financial Services, Inc. (Nevada)                 100%

 8         Westbridge Marketing Corporation (Delaware)                  100%

 9         Westbridge Printing Services, Inc. (Delaware)                100%

10         Flex-Plan Systems, Inc. (Delaware)                           100%

11         Westbridge Financial Corp. (Delaware)                        100%

12         Precision Dialing Services, Inc. (Delaware)                  100%

13         Westbridge National Life Insurance Company (Arizona)         100%

14         Senior Benefits, LLC (Arizona)                               100%

15         American Senior Security Plans, LLC (Delaware)               100%

16         Health Care-One Marketing Group, Inc. (Texas)                 80%

17         LifeStyles Marketing Group, Inc. (Delaware)                   51%

18         Health Care-One Insurance Agency, Inc. (California)           50%

                                                                    EXHIBIT 24.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-55192) of Westbridge Capital Corp. and its subsidiaries of our report dated March 14, 1997, appearing on page 38 of this Form 10-K.

/S/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Dallas, Texas
March 14, 1997