Form 10-Q
period 1997-03-31
WESTBRIDGE CAPITAL CORP
filed 1997-05-12
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1997

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Common Stock - Par Value $.10        6,146,499 Shares Outstanding at May 8, 1997

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

                                                                                                              PAGE(S)

PART I - FINANCIAL INFORMATION

         Item 1 - FINANCIAL STATEMENTS

                  1.       Consolidated Balance Sheets at March 31, 1997, December 31, 1996
                           and March 31, 1996.                                                                  3-4
                  2.       Consolidated Statements of Operations for the Three Months Ended
                           March 31, 1997 and 1996.                                                               5
                  3.       Consolidated Statements of Cash Flows for the Three Months Ended
                           March 31, 1997 and 1996.                                                               6
                  4.       Notes to Consolidated Financial Statements.                                            7

         Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                  RESULTS OF OPERATIONS                                                                        8-15

PART II - OTHER INFORMATION

         Item 1 - LEGAL PROCEEDINGS                                                                              16

         Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                                                               16

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                     ASSETS

                                                  March 31, December 31, March 31,
                                                    1997       1996       1996
                                                (UNAUDITED)  (AUDITED) (UNAUDITED)

Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $79,533, $90,370
       and $80,544)                               $ 79,584   $ 91,947   $ 81,975
   Equity securities, at market                      1,696      1,596        506
   Investment in Freedom Holding Company,
     on the equity basis                                 -          -      6,220
   Mortgage loans on real estate                       423        658        625
   Investment real estate                                -          -        141
   Policy loans                                        281        282        278
   Short-term investments                            6,294      7,722     14,721
                                                  --------   --------   --------
       Total Investments                            88,278    102,205    104,466

Cash                                                   202      1,013      1,534
Accrued investment income                            1,440      1,889      1,486
Receivables from agents, net of allowance
   for doubtful accounts                            19,101     18,311     20,805
Deferred policy acquisition costs                   87,663     83,871     63,373
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                      1,285      1,311      1,534
Due from reinsurers                                 23,131      1,456          -
Other assets                                        12,865     10,660     13,880
                                                  --------   --------   --------

       Total Assets                               $233,965   $220,716   $207,078
                                                  ========   ========   ========



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                           March 31,    December 31,    March 31,
                                                             1997          1996           1996
                                                          (UNAUDITED)   (AUDITED)      (UNAUDITED)
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                $  55,171      $  54,204      $  49,154
     Claims                                                   32,136         39,186         38,415
                                                           ---------      ---------      ---------
                                                              87,307         93,390         87,569

Accumulated policyholders' funds                                 388            393            380
Due to reinsurers                                              9,214              -              -
Other liabilities                                             18,071          8,171         12,849
Deferred income taxes                                         10,968         10,299          6,412
Notes payable                                                 20,494         21,210         18,044
Senior subordinated notes, net of unamortized
   discount, due 2002                                         19,374         19,350         19,285
                                                           ---------      ---------      ---------

     Total Liabilities                                       165,816        152,813        144,539
                                                           ---------      ---------      ---------

Redeemable Preferred Stock                                    19,400         20,000         20,000
                                                           ---------      ---------      ---------

Stockholders' Equity:
   Common stock, ($.10 par value, 30,000,000
     shares authorized; 6,127,537, 6,039,994
     and 5,993,458 shares issued)                                613            604            599
   Capital in excess of par value                             29,815         29,226         29,210
   Unrealized (depreciation) appreciation of
     investments carried at market value, net of tax             (29)         1,057          1,165
   Retained earnings                                          18,520         17,186         11,735
                                                           ---------      ---------      ---------
                                                              48,919         48,073         42,709
Less - Aggregate of shares held in treasury and
   investment by affiliate in Westbridge Capital Corp.
   common stock (28,600 at March 31, 1997,
   December 31, 1996 and March 31, 1996), at cost               (170)          (170)          (170)
                                                           ---------      ---------      ---------

     Total Stockholders' Equity                               48,749         47,903         42,539
                                                           ---------      ---------      ---------

       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity                    $ 233,965      $ 220,716      $ 207,078
                                                           =========      =========      =========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except share data)
                                   (unaudited)

                                                                Three Months Ended
                                                                     MARCH 31,
                                                                1997            1996

Revenues:
   Premiums:
     First-year                                          $    12,129      $   14,400
     Renewal                                                  28,691          21,010
                                                         -----------      ----------
                                                              40,820          35,410
   Net investment income                                       2,226           2,116
   Fee and service income                                      3,502           1,777
   Net realized (losses) gains on investments                    (60)             85
                                                         -----------      ----------
                                                              46,488          39,388
                                                         -----------      ----------
Benefits, Claims and Expenses:
   Benefits and claims                                        25,295          21,914
   Amortization of deferred policy acquisition costs           5,240           4,329
   Commissions                                                 3,288           1,937
   General and administrative expenses                         7,322           6,566
   Taxes, licenses and fees                                    1,457           1,343
   Interest expense                                            1,224             951
                                                         -----------      ----------
                                                              43,826          37,040
                                                         -----------      ----------
Income before provision for income taxes and
   equity in earnings of Freedom Holding Company               2,662           2,348
Provision for income taxes                                       932             822
Equity in earnings of Freedom Holding Company                      -              47
                                                         -----------      ----------
      Net Income                                         $     1,730      $    1,573
                                                         ===========      ==========

Preferred stock dividends                                        396             413
                                                         -----------      ----------
Income applicable to common stockholders                 $     1,334      $    1,160
                                                         ===========      ==========

Earnings Per Common Share:
   Primary                                               $       .21      $      .19
                                                         ===========      ==========
   Fully diluted                                         $       .20      $      .19
                                                         ===========      ==========

Weighted Average Shares Outstanding:
   Primary                                                 6,331,000       6,105,000
                                                         ===========      ==========
   Fully diluted                                           8,637,000       8,483,000
                                                         ===========      ==========



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Three Months Ended
                                                                                       MARCH 31,
                                                                                   1997          1996

Cash Flows From Operating Activities:
   Net income applicable to common stockholders                                $  1,334      $  1,160
   Adjustments to reconcile net income to cash
     used for operating activities:
       Depreciation expense                                                         118           131
       Amortization of deferred policy acquisition costs                          5,240         4,329
       Equity in earnings of Freedom Holding Company                                  -           (47)
       Increase in receivables from agents                                         (790)       (4,099)
       Additions to deferred policy acquisition costs                            (9,032)      (10,725)
       Increase in due from reinsurers                                          (21,675)            -
       Increase in other assets                                                  (2,205)       (1,381)
       (Decrease) increase in policy liabilities and accruals                    (6,083)        1,886
       Increase in due to reinsurers                                              9,214             -
       Increase in deferred income taxes                                            669           571
       Increase in other liabilities                                              9,900         1,630
       Other, net                                                                 1,162           863
                                                                               --------      --------
         Net Cash Used For Operating Activities                                 (12,148)       (5,682)
                                                                               --------      --------

Cash Flows From Investing Activities:
   Proceeds from investments sold:
     Fixed maturities, classified as available-for-sale, called or matured        2,673         4,588
     Fixed maturities, classified as available-for-sale, sold                    10,751         1,033
     Short-term investments, sold or matured                                      5,231        43,979
     Other investments, sold or matured                                             339            72
   Cost of investments acquired                                                  (6,394)      (46,633)
   Additions to leasehold improvements and equipment, net of retirements            (92)          (75)
                                                                               --------      --------
         Net Cash Provided By Investing Activities                               12,508         2,964
                                                                               --------      --------

Cash Flows From Financing Activities:
   Issuance of notes payable                                                      5,873         2,237
   Repayment of notes payable                                                    (6,966)            -
   Issuance of common stock                                                          68             2
   Purchase and cancellation of common stock                                       (146)            -
                                                                               --------      --------
         Net Cash (Used for) Provided By Financing Activities                    (1,171)        2,239
                                                                               --------      --------
         Decrease In Cash During Period                                            (811)         (479)
         Cash At Beginning Of Period                                              1,013         2,013
                                                                               --------      --------
         Cash At End Of Period                                                 $    202      $  1,534
                                                                               ========      ========

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                                  $  1,093      $    896
     Income taxes                                                              $     35      $      2


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries ("Insurance Subsidiaries"), are involved in various claims and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

NOTE 3 - EARNINGS PER SHARE

PRIMARY. Calculated by dividing net income, less preferred stock dividends, by primary weighted average shares outstanding. Primary weighted average shares outstanding do not assume the conversion of the Series A Preferred Stock to Common Stock.

FULLY DILUTED. Calculated by dividing net income by fully diluted weighted average shares outstanding. The preferred stock dividend is not deducted from income for the fully diluted calculation. The fully diluted average shares outstanding number is larger than the primary average shares outstanding because the fully diluted calculation assumes the conversion of the Series A Preferred Stock to Common Stock at the beginning of the period. Were such a conversion to occur: (a) preferred dividends would not be paid and are therefore not deducted from earnings for the calculation and, (b) there would be a greater number of shares of Common Stock outstanding as a result of the conversion.

At March 31, 1997, the Series A Preferred Stock was convertible to Common Stock at a conversion price of $8.41, which would result in 2,306,776 additional shares of Common Stock upon conversion.

NOTE 4 - SUBSEQUENT EVENTS

On April 29, 1997, the Company completed the sale of $65 million aggregate principal amount of its 7-1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in an underwritten public offering. The net proceeds of the transaction approximated $62.2 million after deducting estimated underwriting commissions and other expenses incurred in connection with the sale. Each $1,000 principal amount of the Notes is convertible into 91.575 shares of Westbridge Common Stock (5,952,375 shares in the aggregate) at an initial conversion price of $10.92 per share, subject to certain anti-dilution adjustments. Interest on the Notes will be paid semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. Also, at the closing of the offering of the Convertible Notes, Westbridge sold to the underwriters, for nominal consideration, the underwriters' warrants, which entitle the underwriters to purchase, in the aggregate, 297,619 shares of

Common Stock at an exercise price of $10.92 per share, subject to certain anti-dilution provisions, for a period of four years commencing on the first anniversary of the closing.

Westbridge will use approximately $15 million of the net proceeds to provide additional statutory capital and surplus to its Insurance Subsidiaries. In addition, on May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds to NFL and FLICA to provide each entity with sufficient funds to recapture a block of insurance policies which had previously been reinsured. This amount represents the total cost of the recapture (approximately $9 million less approximately $2 million in unearned premium reserves due to the Company). The balance of the net proceeds, approximately $40.2 million, will be used for general corporate purposes.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

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

The Company has taken advantage of its marketing distribution system to market certain managed care health plans which are underwritten by Health Maintenance Organizations ("HMOs") and other non-affiliated managed care organizations. This marketing effort generates sales commissions which are included as a component of fee and service income. Fee and service income can be generated without regard to the statutory capital and surplus requirements that apply to the Company's underwritten products.

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, deferred policy acquisition costs ("DPAC"), commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness. In addition to the foregoing expenses, Westbridge is obligated to pay dividends on its Series A Preferred Stock if and when declared by the Board of Directors.

Fee and service income is generated from (i) commissions received by the Company for sales of managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services provided by Precision Dialing Services, Inc. ("PDS"), and (iii) printing services provided by Westbridge Printing Services, Inc. ("WPS").

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

ACQUISITIONS. Since 1992, the Company has from time to time acquired seasoned blocks of business to supplement its revenue. These acquisitions included blocks of: (i) Medicare Supplement Products purchased from American Integrity Insurance Company ("AII") in September 1992, (ii) Medicare Supplement Products purchased from Life and Health Insurance Company of America ("LHI") in March 1993, (iii) Critical Care and Specified Disease Products purchased from Dixie National Life Insurance Company ("DNL") in February 1994, (iv) policies in all of the Company's product lines purchased in the acquisition of NFIC and AICT in April 1994, and (v) Critical Care and Specified Disease Products purchased in the acquisition of the remaining 60% ownership interest in Freedom Holding Company, FLICA's parent, in May 1996.

NEW BUSINESS PRODUCTION. The Company's ability to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in underwritten health insurance product sales during 1995 and the first six months of 1996, the Company experienced a decline in its available statutory capital and surplus. Accordingly, the Company has deliberately reduced the marketing of its underwritten products beginning in the second quarter of 1996, consistent with its available statutory capital and surplus. This reduction in marketing efforts resulted in decreases in first-year premiums over the last three quarters. Following the recently completed sale of the Convertible Notes, the Company will initially contribute approximately $15 million of the net proceeds it received to its Insurance Subsidiaries. See Note 4 - "Subsequent Events." This additional statutory capital and surplus will enable the Company to increase the marketing of its underwritten health insurance products. The Company intends to use the additional statutory capital and surplus to increase sales of its Medical Expense and Critical Care and Specified Disease Products. Due to the relatively low margin on the Company's Medicare Supplement Products, the Company intends to reduce its underwriting of these underwritten products in favor of marketing the Medicare Supplement Products of other non-affiliated insurers. Any resulting increase in sales as a result of the capital contributions to the Insurance Subsidiaries is not expected to significantly increase total premiums until the latter part of 1997 or early 1998. As a result, the Company's earnings are not expected to be significantly affected by increased sales, if any, during the remainder of 1997.

PREMIUM GROWTH. The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated:

                                             Three Months Ended
                                                   MARCH 31,
                                             -------------------
                                               1997       1996
                                             -------------------
     Company-Issued Policies:
        First-year premiums                  $11,870     $14,397
        Renewal premiums                      16,866       9,827
                                             -------     -------
           Total company-issued policies      28,736      24,224
                                             -------     -------

     Acquired Policies:
        AII                                    1,893       2,226
        LHI                                      407         478
        DNL                                      717         774
        NFIC and AICT                          5,559       7,385
        FLICA                                  3,234           -
        Other                                    274         323
                                             -------     -------
           Total acquired policies            12,084      11,186
                                             -------     -------
             Total Premiums                  $40,820     $35,410
                                             =======     =======


Generally, as a result of acquisitions of policies in force, and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums and net investment income and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired policies lapse.

The preceding statement and certain other statements contained herein are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forwardlooking statements based on a number of factors, some of which are beyond the Company's control. Such factors include, but are not limited to, the Company's ability to successfully implement its strategy to (i) expand its underwriting and marketing of medical expense and health insurance products, (ii) increase its fee and service income by continuing to expand its marketing of managed care health plans underwritten primarily by managed care organizations, and (iii) cross-selling its underwritten health insurance products in connection with its marketing of managed care health plans. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's filings with the Securities and Exchange Commission ("SEC"), including but not limited to the Company's Prospectus dated April 24, 1997 included in the Registration Statement No. 333-24137 on Form S-1. Copies of these filings may be obtained by contacting the Company or the SEC.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED WITH THREE MONTHS ENDED
MARCH 31, 1996

PREMIUMS. Premiums increased $5.4 million, or 15.3%, from $35.4 million to $40.8 million. This increase was primarily attributable to increases in renewal premiums from Company-issued and acquired policies of $7 million and $0.6 million, or 72.4% and 5.4%, respectively, and an increase in first-year premiums from acquired policies of $0.3 million, and were offset by a decrease in first-year premiums from Company-issued policies of $2.5 million, or 16.0%.

The decrease in first-year premiums of Company-issued policies was attributable to decreases of $1.5 million, or 30.6%, in Medicare Supplement premiums, a decrease of $0.8 million, or 72.7%, in Critical Care and Specified Disease premiums as a result of the reclassification of FLICA policies from Company-issued policies to acquired policies, and a decrease of $0.2 million, or 2.4%, in Medical Expense premiums. These decreases were offset, in part, by an increase in first-year premiums of acquired policies of $0.3 million.

The increase in renewal premiums of Company-issued policies was attributable to an increase of $4.5 million and $4.2 million, or 134.4% and 215.8%, in Medical Expense and Medicare Supplement premiums, respectively. These increases were offset by a decrease of $1.7 million, or 36.2%, in premiums from Critical Care and Specified Disease Products as a result of the reclassification of FLICA premiums from Companyissued policies to acquired policies.

The increase in renewal premiums of acquired policies was attributable to $3.0 million related to the reclassification of FLICA premiums as described above, offset by a decrease of $0.6 million, or 13.2%, due to the continued lapses from the closed blocks of business acquired from AII, LHI and DNL, and a decrease of $1.8 million, or 24.3%, from the policies acquired in the NFIC and AICT acquisition.

NET INVESTMENT INCOME.  Net investment income remained relatively level.

FEE AND SERVICE INCOME. Fee and service income increased $1.7 million, or 94.4%, from $1.8 million to $3.5 million. This increase was primarily due to $1.9 million, or 158.3%, related to commissions on managed care product sales which were earned by the Company's controlled general agencies and an increase of $0.1 million related to WPS printing services. These increases were offset by a slight decrease in fees earned by PDS.

BENEFITS AND CLAIMS. Benefits and claims expense increased $3.4 million, or 15.5%, from $21.9 million to $25.3 million. This increase was attributable to an increase in benefits and claims expense from Companyissued policies of $4.6 million, or 37.7%, offset by a decrease in benefits and claims expense from acquired policies of $1.2 million, or 12.4%. During the first quarter of 1997, the Company experienced increased benefits and claims expense resulting from higher incidence of claims and medical inflation which will moderate the Company's earnings growth during 1997.

The increase in benefits and claims expense from Company-issued policies was comprised of $4.1 million, or 93.2%, from Medical Expense Products and an increase of $1.5 million, or 26.0%, from Medicare Supplement Products. These increases were offset by a decrease of $1.0 million, or 40.0%, in Critical Care and Specified Disease Products as a result of the reclassification of FLICA policies from Company-issued policies to acquired policies.

The decrease in benefits and claims expense from acquired policies was attributable to a decrease of $2.6 million, or 37.7%, from the policies acquired in the NFIC and AICT acquisition and to a decrease of $0.3 million, or 10.7%, from the closed blocks of business acquired from AII, LHI and DNL. These decreases were offset by an increase of $1.7 million related to the reclassification of FLICA policies subsequent to its acquisition.

AMORTIZATION OF DPAC. Amortization of DPAC increased $0.9 million, or 20.9% from $4.3 million to $5.2 million. This increase was attributable to $1.5 million, or 87.5%, from Company-issued Medical Expense Products and was offset by a decrease of $0.6 million, or 62.5% from Critical Care and Specified Disease Products as a result of the reclassification of FLICA policies from Company-issued policies to acquired policies. Amortization of DPAC for acquired policies increased as a result of the reclassification of FLICA policies but was offset by decreases in amortization relating to the other acquired policies.

COMMISSIONS. Commissions increased $1.4 million, or 73.7%, from $1.9 million to $3.3 million due primarily to an increase in commissions on sales of non-affiliated insurance products of $2.0 million which was offset by a $1.0 million, or 52.6%, decrease in commissions on sales of Company-issued Critical Care and Specified Disease and Medical Expense Products. The decrease in commissions on sales of Critical Care and Specified Disease Products was a result of the reclassification of FLICA policies from Company-issued policies to acquired policies. The decrease in commissions on sales of Medical Expense Products was due to the reduction of the Company's marketing efforts related to its underwritten insurance products beginning in the second quarter of 1996.

The increase in commissions on sales of acquired policies was comprised of $0.6 million of commissions related to the reclassification of FLICA policies as described above, offset by a decrease of $0.2 million, or 33.3%, of commissions relating to other acquired policies.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased $0.7 million, or 10.6%, from $6.6 million to $7.3 million. This increase was attributable to the expansion of the marketing operations of certain controlled general agencies and to the fact that fewer policies were eligible for deferral of acquisition costs as a result of the reduction of the Company's marketing efforts related to its underwritten insurance products beginning in the second quarter of 1996.

TAXES, LICENSES AND FEES. Taxes, licenses and fees increased $0.2 million, or 15.4%, from $1.3 million to $1.5 million. This increase is primarily attributable to growth in premiums.

INTEREST EXPENSE. Interest expense increased $0.2 million, or 20.0%, from $1.0 million to $1.2 million. This increase is primarily attributable to interest associated with a reinsurance treaty which was effective July 1, 1996.

PROVISION FOR INCOME TAXES. The provision for income taxes increased $0.1 million, or 12.5%, from $0.8 million to $0.9 million. This increase was the result of pre-tax income increasing $0.4 million, or 17.4%.

FINANCIAL CONDITION

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

WESTBRIDGE

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries. Accordingly, Westbridge is dependent upon dividends from its operating subsidiaries, advances from non-insurance company subsidiaries, principal and interest payments on a surplus certificate issued by NFL to Westbridge, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries for funds to meet its obligations, including principal and interest on its indebtedness and, if and when declared by the Board of Directors, dividends on its Series A Preferred Stock.

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

With respect to ordinary dividends payable by an insurer domiciled in Delaware, notice of any dividend must be provided to the state insurance commissioner within five business days following the declaration thereof and at least ten days prior to the payment thereof. NFL is currently precluded from paying dividends during 1997 without prior regulatory approval due to negative statutory "earned surplus" as a result of historical statutory losses as of December 31, 1996. In addition, for the foreseeable future, NFL has agreed to seek the approval of the Delaware insurance commissioner prior to making any dividend payments. FLICA currently has the ability to pay NFL, without prior regulatory approval, approximately $1.5 million in dividends during 1997, none of which has been paid. NFIC and AICT are precluded from making dividend payments during 1997 without prior written approval from the insurance commissioner due to net losses on a statutory basis for the year ended December 31, 1996. In the States of Delaware, Mississippi and Texas, the state insurance commissioner reviews the dividends paid by each insurer domiciled in such commissioner's state at least once each year to determine whether they are reasonable in relation to the insurer's surplus as regards policyholders and quality of earnings. The state insurance commissioner may issue an order to limit or disallow the payment of ordinary dividends if such commissioner finds the insurer to be presently or potentially financially distressed or troubled.

On April 29, 1997, Westbridge completed the sale of $65 million aggregate principal amount of its Convertible Notes in an underwritten public offering. See Note 4 - "Subsequent Events." Westbridge received approximately $62.2 million in net proceeds, after deducting estimated underwriting commissions and other expenses incurred in connection with the sale. Westbridge will use approximately $15 million of the net proceeds to provide additional statutory capital and surplus to its Insurance Subsidiaries. In addition, on May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds to NFL and FLICA to provide each entity with sufficient funds to recapture a block of insurance policies which had previously been reinsured. This amount represents the total cost of the recapture (approximately $9 million less approximately $2 million in unearned premium reserves due to the Company). The balance of the net proceeds, approximately $40.2 million, will be used for general corporate purposes.

Westbridge believes that its short-term cash requirements, including interest on its Convertible Notes and Senior Subordinated Notes, and dividend payments on its Series A Preferred Stock, will be met through operating cash flows, repayments of advances from subsidiaries, and payments relating to a $0.8 million surplus certificate held by NFL.

The Convertible Notes may not be redeemed prior to May 1, 2000 and, thereafter, may be redeemed at the Company's option at a specified declining premium. The Convertible Notes mature on May 1, 2004. The Senior Subordinated Notes may be redeemed, at the Company's option, without premium, on or after March 1, 1998 and mature in March 2002. The Series A Preferred Stock may be redeemed, at the Company's option on and after April 12, 1997 and is subject to mandatory redemption on April 12, 2004. Payments of principal due under the surplus certificate require the prior approval of the Delaware regulatory authorities.

INSURANCE SUBSIDIARIES

The primary sources of cash for the Insurance Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by advances from Westbridge and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, taxes, licenses and fees.

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

In order to finance commission advances, the Company's wholly-owned subsidiary Westbridge Funding Corporation ("WFC") entered into a Credit Agreement dated as of December 28, 1995, as amended, with Fleet National Bank (the "Credit Agreement") which provides WFC with a two-year $20 million revolving loan facility (the "Receivables Financing"). The proceeds of this loan facility are used by WFC to purchase receivables evidencing commission advances to agents. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In addition, Westbridge has guaranteed WFC's obligations under the Credit Agreement and has pledged all of the issued and outstanding shares of the capital stock of FLICA, NFL, NFIC, AICT and WFC as collateral for its guaranty. As of March 31, 1997, $11.4 million was outstanding under the Credit Agreement. The Credit Agreement terminates on January 7, 1998, at which time the outstanding principal and interest thereunder will be due and payable. The Company expects that the Credit Agreement will be extended or refinanced at or prior to its maturity.

The ability of the Insurance Subsidiaries to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in underwritten health insurance product sales during 1995 and the first six months of 1996, the Company experienced a decline in its available statutory capital and surplus. Accordingly, the Company deliberately reduced the marketing of its underwritten products beginning in the second quarter of 1996, consistent with its available statutory capital and surplus. Following the recently completed sale of the Convertible Notes, the Insurance Subsidiaries will receive approximately $15 million in the form of a capital contribution from Westbridge which will be added to available statutory capital and surplus. See Note 4 - "Subsequent Events." This additional statutory capital and surplus will enable the Company to increase the marketing of its underwritten health insurance products. However, any resulting increase in sales is not expected to significantly increase total premiums until the latter part of 1997 or early 1998. As a result, the Company's earnings are not expected to be significantly affected by increased sales, if any, during the remainder of 1997.

CONSOLIDATED

The Company's consolidated net cash used for operations totaled $12.1 million and $5.7 million for the three months ended March 31, 1997 and 1996, respectively. The increase in the amount of net cash used for operations was primarily the result of the increase in the number of claims processed during the first three months of 1997 coupled with the increase in certain medical costs covered by the Company's Medical Expense and Medicare Supplement Products as a result of medical cost inflation. Additional increases in consolidated net cash used for operations related to amounts remitted to reinsurers under certain reinsurance arrangements. These increases in the consolidated net cash used for operations were offset, in part, by lower levels of DPAC and receivables from agents as a result of the Company's reduction of its marketing efforts for its underwritten products beginning in the middle of 1996.

Net cash provided by investing activities totaled $12.5 million and $3.0 million for the three months ended March 31, 1997 and 1996, respectively. This increase was attributable to the liquidation of investments to support operating activities.

Net cash (used for) provided by financing activities totaled ($1.2) million and $2.2 million for the three months ended March 31, 1997 and 1996, respectively. The net cash outflow for the first three months of 1997 was the result of the repayment of principal for a note payable associated with a reinsurance agreement which was not in effect during the comparable 1996 period. See Note 4
- "Subsequent Events." Additionally, certain other financing activities were related to borrowings and repayments of amounts under the Credit Agreement in connection with the Receivables Financing program.

The Company believes that its short-term cash requirements will be met through a combination of operating and investing cash flows and use of the revolving line of credit. The Company anticipates that its longer-term cash requirements for the operation of the business will be met through a combination of operating and investing cash flows. See Note 4 - "Subsequent Events."

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of March 31, 1997, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event of material adverse loss experience, the Company may be required to compromise its investment yield to satisfy such obligations.

Included in the invested assets of the Company at March 31, 1997 were real estate mortgage loans with an estimated market value of $0.4 million. Approximately 98% of these assets relate to property located in Oklahoma and Texas. Such regional concentration may have a higher investment risk than a more diversified portfolio. The Company has adopted a policy not to invest in such assets and, accordingly, the Company has made no mortgage loans or real estate purchases since 1989.

Inflation will affect claim costs on the Company's Medicare Supplement Products and Medical Expense Products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs which are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement Products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense Products will increase. During the first quarter of 1997, the Company experienced increased benefits and claims expense resulting from higher incidence of claims and medical inflation which will moderate the Company's earnings growth during 1997.

The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its guaranteed renewable products in the event of adverse claims experience. In addition, the Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies.

The National Association of Insurance Commissioners ("NAIC") has developed certain Risk-Based Capital ("RBC") statutory requirements for insurance companies. Under these requirements, insurers whose statutory capital and surplus fall below the specified level are subject to remedial action. These guidelines are not effective unless they are adopted by the states. The States of Delaware and Mississippi have each adopted the NAIC's RBC calculation guidelines. The State of Texas has developed an RBC calculation which varies from the NAIC. The RBC statutory requirements are only in effect based on year-end financial position and results of operations. As such, the RBC for each of the Insurance Subsidiaries exceeded the proposed thresholds for required regulatory intervention as of December 31, 1996.

                                     PART II

Item 1 - LEGAL PROCEEDINGS (See Part I - Note 2 to the Consolidated Financial Statements).

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              Exhibit 4.1 Indenture, dated as of April 24, 1997, between Westbridge and First Union National Bank, as Trustee, relating to the 7-1/2% Convertible Subordinated Notes due 2004, including form of Convertible Subordinated Note.

              Exhibit 4.2 Underwriters' Warrant Agreement, dated as of April 29, 1997, by an among Westbridge Capital Corp., Forum Capital Markets L.P. and Raymond James & Associates, Inc., including form of Warrant.

              Exhibit 27 Financial Data Schedule, (included in electronic filing only).

         (b)  REPORTS ON FORM 8-K

              No Form 8-K was required to be filed during the period.

                                                                       Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Dated at Fort Worth, Texas
May 9, 1997

                                                                       Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        WESTBRIDGE CAPITAL CORP.

                                    /s/ Patrick J. Mitchell
                                        Patrick J. Mitchell

                                       Executive Vice President, Chief Financial
                                                           Officer and Treasurer
                                             (On Behalf of the Registrant and as
                                     Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
May 9, 1997

                                                                     EXHIBIT 4.1

--------------------------------------------------------------------------------






                            WESTBRIDGE CAPITAL CORP.,

                                     Company

                                       and

                            FIRST UNION NATIONAL BANK

                                     Trustee

                                 ---------------



                                    INDENTURE

                           Dated as of April 24, 1997

                                 ---------------



                                   $74,750,000

                   7 1/2% Convertible Subordinated Notes due 2004

--------------------------------------------------------------------------------



## CT01/CORCA/96930.38

                                TABLE OF CONTENTS

RECITALS       ................................................                1

                                   ARTICLE ONE

             DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

SECTION 101.
Definitions                                                                    1
Act                                                                            2
Affiliate                                                                      2
Authenticating Agent                                                           2
Board of Directors                                                             2
Board Resolution                                                               2
Business Day                                                                   2
Capital Stock                                                                  2
Change of Control                                                              2
Commission                                                                     3
Common Stock                                                                   3
Company                                                                        3
Company Request" or "Company Order                                             3
Continuing Directors                                                           3
Corporate Trust Office                                                         3
Current Market Price                                                           3
Designated Senior Debt                                                         4
Exchange Act                                                                   4
Fair Market Value                                                              4
GAAP                                                                           4
Holder                                                                         4
Indenture                                                                      4
Interest Payment Date                                                          4
Junior Securities                                                              4
Maturity                                                                       4
Notes                                                                          4
Officers' Certificate                                                          5
Opinion of Counsel                                                             5
Outstanding                                                                    5
Paying Agent                                                                   5
Person                                                                         6
Predecessor Note                                                               6
Preferred Stock                                                                6
Principal                                                                      6
Property                                                                       6
Redemption Date                                                                6
Redemption Price                                                               6

## CT01/CORCA/96930.38

          Regular Record Date                                                  6
          Responsible Officer                                                  6
          Securities Act                                                       6
          Senior Indebtedness                                                  6
          Significant Subsidiary                                               7
          Special Record Date                                                  7
          Stated Maturity                                                      7
          Subsidiary                                                           7
          Trading Day                                                          7
          Trustee                                                              8
          Trust Indenture Act                                                  8
          U.S. Government Obligations                                          8
          Vice President                                                       8
     SECTION 102.      Compliance Certificates and Opinions                    9
     SECTION 103.      Form of Documents Delivered to Trustee                  9
     SECTION 104.      Acts of Holders; Record Dates                          10
     SECTION 105.      Notices, etc., to Trustee and Company                  11
     SECTION 106.      Notice to Holders; Waiver                              11
     SECTION 107.      Conflict with Trust Indenture Act                      11
     SECTION 108.      Effect of Headings and Table of Contents               11
     SECTION 109.      Successors and Assigns                                 12
     SECTION 110.      Separability Clause                                    12
     SECTION 111.      Benefits of Indenture                                  12
     SECTION 112.      Governing Law                                          12
     SECTION 113.      Legal Holidays                                         12
     SECTION 114.      Accounting Terms                                       12

                                   ARTICLE TWO

                                   NOTE FORMS

     SECTION 201. Forms Generally                                             13
     SECTION 202. Form of Face of Note                                        14
     SECTION 203. Form of Reverse of Note                                     15
     SECTION 204. Form of Trustee's Certificate of Authentication             18
     SECTION 205. Form of Conversion Notice                                   18
     SECTION 206. Form of Option of Holder to Elect Repurchase                19
     SECTION 207. Form of Assignment by Holder                                20

                                  ARTICLE THREE

                                    THE NOTES

     SECTION 301.   Title and Terms                                           21
     SECTION 302.   Denominations                                             21

## CT01/CORCA/96930.38

     SECTION 303.   Execution, Authentication, Delivery and Dating            21
     SECTION 304.   Temporary Notes                                           22
     SECTION 305.   Registration, Registration of Transfer and Exchange       22
     SECTION 306.   Mutilated, Destroyed, Lost and Stolen Notes               23
     SECTION 307.   Payment of Interest; Interest Rights Preserved            24
     SECTION 308.   Persons Deemed Owners                                     25
     SECTION 309.   Cancellation                                              26
     SECTION 310.   Computation of Interest                                   26

                                  ARTICLE FOUR

                           SATISFACTION AND DISCHARGE

     SECTION 401.   Satisfaction and Discharge of Indenture                   26
     SECTION 402.   Release of Paying Agent                                   27

                                  ARTICLE FIVE

                                    REMEDIES

     SECTION 501.   Events of Default                                         27
     SECTION 502.   Acceleration of Maturity; Rescission and Annulment        29
     SECTION 503.   Collection of Indebtedness and Suits for Enforcement by
                    Trustee                                                   29
     SECTION 504.   Trustee May File Proofs of Claim                          30
     SECTION 505.   Trustee May Enforce Claims Without Possession of Notes    31
     SECTION 506.   Application of Money Collected                            31
     SECTION 507.   Limitation on Suits                                       31
     SECTION 508.   Unconditional Right of Holders to Receive Principal and
                    Interest and to Convert                                   32
     SECTION 509.   Restoration of Rights and Remedies                        32
     SECTION 510.   Rights and Remedies Cumulative                            32
     SECTION 511.   Delay or Omission Not Waiver                              33
     SECTION 512.   Control by Holders                                        33
     SECTION 513.   Waiver of Past Defaults                                   33
     SECTION 514.   Undertaking for Costs                                     33
     SECTION 515.   Waiver of Stay or Extension Laws                          34

                                   ARTICLE SIX

                                   THE TRUSTEE

     SECTION 601.   Certain Duties and Responsibilities                       34
     SECTION 602.   Notice of Defaults                                        35
     SECTION 603.   Certain Rights of Trustee                                 35

## CT01/CORCA/96930.38

     SECTION 604.   Not Responsible for Recitals or Issuance of Notes         36
     SECTION 605.   May Hold Notes                                            36
     SECTION 606.   Money Held in Trust                                       36
     SECTION 607.   Compensation and Reimbursement                            36
     SECTION 608.   Disqualification; Conflicting Interests                   37
     SECTION 609.   Corporate Trustee Required; Eligibility                   37
     SECTION 610.   Resignation and Removal; Appointment of Successor         37
     SECTION 611.   Acceptance of Appointment by Successor                    38
     SECTION 612.   Merger, Conversion, Consolidation or Succession to
                    Business                                                  38
     SECTION 613.   Preferential Collection of Claims Against Company         39
     SECTION 614.   Appointment of Authenticating Agent                       39

                                  ARTICLE SEVEN

                HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

     SECTION 701.   Company to Furnish Trustee Names and Addresses of
                    Holders                                                   40
     SECTION 702.   Preservation of Information; Communications to Holders    41
     SECTION 703.   Reports by Trustee                                        42
     SECTION 704.   Reports by Company                                        42

                                  ARTICLE EIGHT

              CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE

     SECTION 801.   Company May Consolidate, Etc., Only on Certain Terms      43
     SECTION 802.   Successor Corporation Substituted                         43

                                  ARTICLE NINE

                             SUPPLEMENTAL INDENTURES

     SECTION 901.   Supplemental Indentures Without Consent of Holders        44
     SECTION 902.   Supplemental Indentures with Consent of Holders           44
     SECTION 903.   Execution of Supplemental Indentures                      45
     SECTION 904.   Effect of Supplemental Indentures                         46
     SECTION 905.   Revocation and Effect of Consents                         46
     SECTION 906.   Conformity with Trust Indenture Act                       46
     SECTION 907.   Reference in Notes to Supplemental Indentures             46
     SECTION 908.   Subordination Unimpaired                                  47

## CT01/CORCA/96930.38

                                   ARTICLE TEN

                                    COVENANTS

     SECTION 1001.   Payment of Principal and Interest                        47
     SECTION 1002.   Maintenance of Office or Agency                          47
     SECTION 1003.   Money for Note Payments to Be Held in Trust              48
     SECTION 1004.   Corporate Existence                                      49
     SECTION 1005.   Change of Control                                        49
     SECTION 1006.   Payment of Taxes and Other Claims                        51
     SECTION 1007.   Books and Records                                        51
     SECTION 1008.   Statement by Officers as to Default                      51
     SECTION 1009.   Stay, Extension and Usury Laws                           52

                                 ARTICLE ELEVEN

                               REDEMPTION OF NOTES

     SECTION 1101.   Right of Redemption                                      52
     SECTION 1102.   Applicability of Article                                 52
     SECTION 1103.   Election to Redeem; Notice to Trustee                    52
     SECTION 1104.   Selection by Trustee of Notes to Be Redeemed             52
     SECTION 1105.   Notice of Redemption                                     53
     SECTION 1106.   Deposit of Redemption Price                              54
     SECTION 1107.   Notes Payable on Redemption Date                         54
     SECTION 1108.   Notes Redeemed in Part                                   54

                                 ARTICLE TWELVE

                               CONVERSION OF NOTES

     SECTION 1201. Conversion Privilege                                       55
     SECTION 1202. Conversion Procedure                                       55
     SECTION 1203. Cash Payments in Lieu of Fractional Shares                 56
     SECTION 1204. Adjustment of Conversion Price                             56
     SECTION 1205. Effect of Reclassification, Consolidation, Merger or Sale  60
     SECTION 1206. Taxes on Shares Issued                                     61
     SECTION 1207. Reservation of Shares; Shares to be Fully Paid;
                   Compliance with Government Requirements;
                   Listing of Common Stock                                    61
     SECTION 1208. Responsibility of Trustee                                  62
     SECTION 1209. Notice to Holders Prior to Certain Actions                 62

## CT01/CORCA/96930.38

                                ARTICLE THIRTEEN

                             SUBORDINATION OF NOTES

     SECTION 1301.   Agreement to Subordinate                                 63
     SECTION 1302.   No Payment on Notes in Event of Default on Senior
                     Indebtedness                                             63
     SECTION 1303.   Distribution on Dissolution, Liquidation and
                     Reorganization                                           64
     SECTION 1304.   Payment to Holders of Senior Indebtedness                65
     SECTION 1305.   Subrogation                                              65
     SECTION 1306.   Payment on Notes Permitted                               66
     SECTION 1307.   Authorization of Holders to Trustee to Effect
                     Subordination                                            66

     SECTION 1308.   Trustee as Holder of Senior Indebtedness                 66
     SECTION 1309.   Notices to Trustee                                       67
     SECTION 1310.   No Fiduciary Duty by Trustee to Holders of
                     Senior Indebtedness                                      67
     SECTION 1311.   Paying Agent Treated as Trustee                          67

                                ARTICLE FOURTEEN

                       DEFEASANCE AND COVENANT DEFEASANCE

     SECTION 1401.   Company's Option to Effect Defeasance or
                     Covenant Defeasance                                      68
     SECTION 1402.   Defeasance and Discharge                                 68
     SECTION 1403.   Covenant Defeasance                                      68
     SECTION 1404.   Conditions to Defeasance or Covenant Defeasance          69
     SECTION 1405.   Application of Trust Money                               71
     SECTION 1406.   Reinstatement                                            71

## CT01/CORCA/96930.38

         RECONCILIATION AND TIE BETWEEN TRUST INDENTURE ACT OF 1939 AND
                      INDENTURE, DATED AS OF APRIL 24, 1997

Trust Indenture

     ACT SECTION                                      INDENTURE SECTION
     ss.310(a)(1) ................................    609
     (a)(2) ......................................    609
     (a)(3) ......................................    Not Applicable
     (a)(4) ......................................    Not Applicable
     (a)(5) ......................................    Not Applicable
     (b) .........................................    608, 610
     (c) .........................................    Not Applicable
     ss.311(a) ...................................    613
     (b) .........................................    613
     (c) .........................................    Not Applicable
     ss.312(a) ...................................    701, 702(a)
     (b) .........................................    702(b)
     (c) .........................................    702(c)
     ss.313(a) ...................................    703(a)
     (b) .........................................    703(a)
     (c) .........................................    703(a)
     (d) .........................................    703(b)
     ss.314(a) ...................................    704, 1008
     (b) .........................................    Not Applicable
     (c)(1) ......................................    102
     (c)(2) ......................................    102
     (c)(3) ......................................    102
     (d) .........................................    Not Applicable
     (e) .........................................    102
     (f) .........................................    Not Applicable
     ss.315(a) ...................................    601
     (b) .........................................    602
     (c) .........................................    601
     (d) .........................................    601
     (e) .........................................    514
     ss.316(a) ...................................    101
     (a)(1)(A) ...................................    502, 512
     (a)(1)(B) ...................................    513
     (a)(2) ......................................    Not Applicable
     (b) .........................................    508
     (c) .........................................    104(c)
     ss.317(a)(1) ................................    503
     (a)(2) ......................................    504
     (b) .........................................   1003
     ss.318(a) ...................................    107

Note: This reconciliation and tie shall not, for any purpose, be deemed to be part of the Indenture.
                                     - vii -

## CT01/CORCA/96930.38

         INDENTURE, dated as of April 24, 1997, between Westbridge Capital Corp., a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company"), having its principal executive office at 777 Main Street, Fort Worth, Texas 76102, and First Union National Bank, a national banking association duly organized and existing under the laws of the United States of America, as Trustee (herein called the "Trustee").

                             RECITALS OF THE COMPANY

         The Company has duly authorized the creation of an issue of up to $74,750,000 aggregate principal amount of its 7 1/2% Convertible Subordinated Notes due 2004 (herein called the "Notes") of substantially the tenor and amount hereinafter set forth, and to provide therefor the Company has duly authorized the execution and delivery of this Indenture.

         All things necessary to make the Notes, when executed by the Company and authenticated and delivered hereunder and duly issued by the Company, the valid obligations of the Company, and to make this Indenture a valid agreement of the Company, in accordance with their and its terms, have been done.

         NOW, THEREFORE, THIS INDENTURE WITNESSETH:

         For and in consideration of the premises and the purchase of the Notes by the Holders thereof, it is mutually covenanted and agreed, for the equal and proportionate benefit of all Holders of the Notes, as follows:

                                   ARTICLE ONE

             DEFINITIONS AND OTHER PROVISIONS OF GENERAL APPLICATION

SECTION 101.               DEFINITIONS.

         For all purposes of this Indenture, except as otherwise expressly provided or unless the context otherwise requires:

               (1) the terms defined in this Article have the meanings assigned to them in this Article and include the plural as well as the singular;

               (2) all other terms used herein which are defined in the Trust Indenture Act, either directly or by reference therein, have the meanings assigned to them therein;

               (3) all accounting terms not otherwise defined herein have the meanings assigned to them in accordance with GAAP;

               (4) the words "herein," "hereof" and "hereunder" and other words of similar import refer to this Indenture as a whole and not to any particular Article, Section or other subdivision; and

## CT01/CORCA/96930.38

               (5) references to Sections or Articles mean Sections or Articles of this Indenture.

         "Act," when used with respect to any Holder, has the meaning specified in Section 104.

         "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For the purposes of this definition, "control" when used with respect to any specified Person means the power to direct the management and policies of such Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; and the terms "controlling" and "controlled" have meanings correlative to the foregoing.

         "Authenticating Agent" means any Person authorized by the Trustee to act on behalf of the Trustee to authenticate Notes.

         "Board of Directors" means either the board of directors of the Company or any duly authorized committee of that board, except that, for purposes of the definitions of "Change of Control" and "Continuing Director, "Board of Directors" means the Board of Directors of the Company.

         "Board Resolution" means a copy of a resolution certified by the Secretary or an Assistant Secretary of the Company to have been duly adopted by the Board of Directors and to be in full force and effect on the date of such certification, and delivered to the Trustee.

         "Business Day" means each Monday, Tuesday, Wednesday, Thursday and Friday which is not a day on which banking institutions in New Jersey, New York, North Carolina or Texas are authorized or obligated by law or executive order to close.

         "Capital Stock" of any Person means the Common Stock or Preferred Stock of such Person. Unless otherwise stated herein or the context otherwise requires, "Capital Stock" means Capital Stock of the Company.

         "Change of Control" means the occurrence of any of the following events after the date of this Indenture: (i) any Person (including, without limitation, any "person" within the meaning of Section 13(d) or 14(d) of the Exchange Act, but excluding the Company, any Subsidiary and any employee benefit plan of the Company or any Subsidiary) becomes the direct or indirect beneficial owner of shares of Capital Stock representing greater than 50% of the combined voting power of all outstanding shares of Capital Stock entitled to vote in the election of directors under ordinary circumstances, (ii) the Company consolidates with or merges into any other Person and the outstanding Common Stock is changed or exchanged as a result, (iii) the sale, transfer or other disposition of all or substantially all of the assets of the Company or of the collective assets of the Company and the Subsidiaries, (iv) at any time Continuing Directors cease for any reason to constitute a majority of the Board of Directors then in office or (v) the Company makes any distribution of cash, Property or securities (other than regular quarterly dividends, Common Stock, Preferred Stock which is substantially equivalent to the Common Stock or rights to acquire Common Stock or Preferred Stock which is substantially equivalent to the Common Stock) to holders of

## CT01/CORCA/96930.38

Common Stock, or the Company or any Subsidiary purchases or otherwise acquires Common Stock, and the sum of the Fair Market Value of such cash, Property or securities distributed or Common Stock purchased on the date the same is made, plus the Fair Market Value, when made, of all other cash, Property or securities so distributed and Common Stock so purchased which have occurred during the 12-month period ending on such date, in each case expressed as a percentage of the aggregate Current Market Price of all Common Stock outstanding at the close of business on the last Trading Day prior to the date of such distribution or purchase, exceeds 50%.

         "Commission" means the Securities and Exchange Commission, as from time to time constituted, created under the Exchange Act, or, if at any time after the execution of this instrument such Commission is not existing and performing the duties now assigned to it under the Trust Indenture Act, then the body performing such duties at such time.

         "Common Stock" means all shares now or hereafter authorized of the class of common stock, par value $.10 per share, of the Company currently authorized and stock of any other class into which such shares may hereafter have been changed.

         "Company" means the Person named as the "Company" in the first paragraph of this instrument until a successor corporation shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Company" shall mean such successor corporation.

         "Company Request" or "Company Order" means a written request or order signed in the name of the Company by the Chairman of the Board, a Vice Chairman of the Board, the President or a Vice President, and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secre tary, of the Company and delivered to the Trustee.

         "Continuing Directors" means any member of the Board of Directors who
(i) is a member of the Board of Directors on the date hereof or (ii) was nominated for election or elected to the Board of Directors with the affirmative vote of at least two-thirds of such members and members of the Board of Directors who were previously so nominated or elected.

         "Corporate Trust Office" means the principal office of the Trustee in Newark, New Jersey at 765 Broad Street, Newark, New Jersey 07102 which at any particular time its corporate trust business shall be administered.

         "Current Market Price" means, when used with respect to any security as of any date, the last sale price, regular way, or, in case no such sale takes place on such date, the average of the closing bid and asked prices, regular way, of such security in either case as reported for consolidated transactions on the New York Stock Exchange or, if such security is not listed or admitted to trading on the New York Stock Exchange, as reported for consolidated transactions with respect to securities listed on the principal national securities exchange on which such security is listed or admitted to trading or, if such security is not listed or admitted to trading on any national securities exchange, as reported on the Nasdaq National Market, or, if such security is not listed or admitted to trading on the Nasdaq National Market, as reported on the Nasdaq SmallCap Market, or if such security is not listed or admitted to trading on any national securities exchange or the Nasdaq National Market

## CT01/CORCA/96930.38
or the Nasdaq SmallCap Market, the average of the high bid and low asked prices of such security in the over-the-counter market as reported by the National Association of Securities Dealers, Inc. Automated Quotations System or such other system then in use or, if such security is not quoted by any such organization, the average of the closing bid and asked prices of such security furnished by a New York Stock Exchange member firm selected by the Company. If such security is not quoted by any such organization and no such New York Stock Exchange member firm is able to provide such prices, the Current Market Price of such security shall be the Fair Market Value thereof.

         "Designated Senior Debt" means the 11% Senior Subordinated Notes due 2002 of the Company, any Senior Indebtedness outstanding from time to time under the Credit Agreement dated as of December 28, 1995 between Westbridge Capital Funding Corporation and Fleet National Bank, as amended, or the Guarantee Agreement of the Company dated concurrently therewith and any other Senior Indebtedness the principal amount of which is $10.0 million or more and which has been designated as Designated Senior Debt in an Officer's Certificate.

         "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder.

         "Fair Market Value" means, at any date as to any asset, Property or right (including, without limitation, Capital Stock of any Person, evidences of indebtedness or other securities, but excluding cash), the fair market value of such item as determined in good faith by the Board of Directors, whose determination shall be conclusive and evidenced by a Board Resolution; PROVIDED, HOWEVER, that if there is a Current Market Price for such item on such date, "Fair Market Value" means such Current Market Price (without giving effect to the last sentence of the definition thereof).

         "GAAP" means, as of any date, generally accepted accounting principles in the United States and does not include any interpretations or regulations that have been proposed but that have not become effective.

     "Holder" means a Person in whose name a Note is registered in the Note Register.

         "Indenture" means this instrument as originally executed or as it may from time to time be supplemented or amended by one or more indentures supplemental hereto entered into pursuant to the applicable provisions hereof.

         "Interest Payment Date" means the Stated Maturity of an installment of interest on the Notes.

         "Junior Securities" means (a) shares of any and all classes of Capital Stock and (b) securities of the Company which are subordinated in right of payment to Senior Indebtedness at the time of issuance or delivery of such securities to substantially the same extent as, or to a greater extent than, the Notes are so subordinated as provided in Article Thirteen.

         "Maturity," when used with respect to any Note, means the date on which the Principal of such Note becomes due and payable as therein or herein provided, whether at the Stated Maturity or by declaration of acceleration, call for redemption or otherwise.

## CT01/CORCA/96930.38

         "Notes" has the meaning specified in the recitals of the Company.

         "Officers' Certificate" means a certificate signed by the Chairman of the Board, a Vice Chairman of the Board, the President or a Vice President, and by the Treasurer, an Assistant Treasurer, the Secretary or an Assistant Secretary, of the Company, and delivered to the Trustee and, unless otherwise provided in this Indenture, containing the statements provided for in Section 102; PROVIDED, HOWEVER, that for purposes of Section 1008, "Officers' Certificate" means a certificate signed by the principal executive officer, principal financial officer or principal accounting officer of the Company.

         "Opinion of Counsel" means a written opinion of counsel, who may be counsel for the Company and who shall be reasonably acceptable to the Trustee, containing the statements provided for in Section 102.

         "Outstanding," when used with respect to Notes, means, as of the date of determination, all Notes theretofore authenticated and delivered under this Indenture, EXCEPT:

               (i) Notes theretofore cancelled by the Trustee or delivered to the Trustee for cancellation;

               (ii) Notes for whose payment or redemption money in the necessary amount has been theretofore deposited with the Trustee or any Paying Agent (other than the Company, any Subsidiary or any Affiliate thereof) in trust, in accordance with this Indenture, for the Holders of such Notes and the Trustee or Paying Agent is not prohibited from paying such money to the Holders thereof pursuant to the terms of this Indenture; provided that, such Notes shall continue to be Outstanding until the redemption date or maturity date; and

               (iii) Notes which have been paid pursuant to Section 306 or in exchange for or in lieu of which other Notes have been authenticated and delivered pursuant to this Indenture, other than any such Notes in respect of which there shall have been presented to the Trustee proof satisfactory to it that such Notes are held by a bona fide purchaser in whose hands such Notes are valid obligations of the Company;

PROVIDED, HOWEVER, that in determining whether the Holders of the requisite principal amount of the Outstanding Notes have given any request, demand, authorization, direction, notice, consent or waiver hereunder, Notes owned by the Company or any other obligor upon the Notes or any Affiliate of the Company or of such other obligor shall be disregarded and deemed not to be Outstanding, except that, in determining whether the Trustee shall be protected in relying upon any such request, demand, authorization, direction, notice, consent or waiver, only Notes which the Trustee knows to be so owned shall be so disregarded. Notes so owned which have been pledged in good faith may be regarded as Outstanding if the pledgee establishes to the satisfaction of the Trustee the pledgee's right so to act with respect to such Notes and that the pledgee is not the Company or any other obligor upon the Notes or any Affiliate of the Company or of such other obligor.

## CT01/CORCA/96930.38

         "Paying Agent" means any Person authorized by the Company to pay the Principal of or interest on any Notes on behalf of the Company.

         "Person" means any person or entity of any nature whatsoever, specifically including an individual, a firm, a company, a corporation, a partnership, a trust, or other entity.

         "Predecessor Note" of any particular Note means every previous Note evidencing all or a portion of the same debt as that evidenced by such particular Note; and, for the purposes of this definition, any Note authenticated and delivered under Section 306 in exchange for or in lieu of a mutilated, destroyed, lost or stolen Note shall be deemed to evidence the same debt as the mutilated, destroyed, lost or stolen Note.

         "Preferred Stock" of any Person means the class or classes of equity, ownership or participation interests (however designated) in such Person, including, without limitation, stock, share, partnership and membership interests, which are preferred as to the payment of dividends or distributions by, or as to the distribution of assets upon any voluntary or involuntary liquidation or dissolution of, such Person (or equivalents thereof) over interests of any other class of interests of such Person. Unless otherwise stated herein or the context otherwise requires, "Preferred Stock" means Preferred Stock of the Company.

         "Principal" of a debt security means the principal of the security plus the premium, if any, on the security. "Principal" shall include, with respect to the Notes, the redemption price or repurchase price, if any, payable thereon.

         "Property" of any Person means any and all types of real, personal, tangible, intangible or mixed property owned by such Person whether or not included on the most recent consolidated balance sheet of such Person in accordance with GAAP.

         "Redemption Date," when used with respect to any Note to be redeemed, means the date fixed for such redemption by or pursuant to this Indenture.

         "Redemption Price," when used with respect to any Note to be redeemed, means the price at which it is to be redeemed pursuant to this Indenture.

         "Regular Record Date" for the interest payable on any Interest Payment Date means the date specified in Section 202 as the "Regular Record Date."

         "Responsible Officer," when used with respect to the Trustee, means any vice president or assistant vice president, any trust officer or assistant trust officer or any other officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

         "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder.

## CT01/CORCA/96930.38

         "Senior Indebtedness" means the Principal of and interest (including interest accruing on or after the filing of any petition in bankruptcy or for reorganization relating to the Company, whether or not such claim for post-petition interest is allowed in such proceeding) on: (a) indebtedness of the Company existing on the date hereof for money borrowed (other than the Notes) or evidenced by notes or other written obligations given in connection with the acquisition of any business, Properties or assets of any kind (including purchase-money obligations); (b) obligations of the Company as lessee under capitalized leases and leases of Property made as part of any sale and leaseback transactions; (c) indebtedness of others of any of the kinds described in the preceding clauses (a) and (b) assumed or guaranteed by the Company, including the amounts guaranteed by the Company under the Guaranty Agreement dated as of December 28, 1995 by the Company in favor of Fleet National Bank of Connecticut, as amended; (d) renewals, extensions and refundings of, and indebtedness and obligations of a successor corporation issued in exchange for or in replacement of, indebtedness or obligations of the kinds described in the preceding clauses (a) through (c); and (e) future indebtedness of the Company described in clause (a) above, and renewals, extensions and refundings thereof, if the instrument creating or evidencing such future indebtedness provides that such indebtedness is superior in right of payment to the Notes. Notwithstanding the foregoing, Senior Indebtedness shall not include (i) any future indebtedness of the kind described in clause (a) above if and to the extent such indebtedness is convertible into shares of Common Stock or other equity securities of the Company, and the Notes shall rank PARI PASSU with any such convertible indebtedness unless the instrument creating or evidencing such convertible indebtedness provides that such convertible indebtedness is junior in right of payment to the Notes or (ii) indebtedness or amounts owed (except to banks and other financial institutions) for compensation to employees, or for goods or materials purchased, or services utilized, in the ordinary course of business of the Company or of any other person from whom such indebtedness or amount was assumed or for whom such indebtedness was guaranteed.

         "Significant Subsidiary" means each Subsidiary that would constitute a "Significant Subsidiary" within the meaning of Rule 1-02 of Regulation S-X of the Commission.

         "Special Record Date" for the payment of any Defaulted Interest means a date fixed by the Trustee pursuant to Section 307.

         "Stated Maturity," when used with respect to any Note or any installment of interest thereon, means the date specified in such Note as the fixed date on which the Principal of such Note or such installment of interest is due and payable, whether at maturity, upon redemption, upon a Change of Control or otherwise.

         "Subsidiary" of a Person on any date means any other Person, a majority of whose Capital Stock with voting power, under ordinary circumstances, entitling holders of such Capital Stock to elect the board of directors or other governing body of such other Person, is at such date, directly or indirectly, owned by such Person and/or a Subsidiary or Subsidiaries of such Person. Unless otherwise stated herein or the context otherwise requires, "Subsidiary" means a Subsidiary of the Company.

## CT01/CORCA/96930.38

         "Trading Day" means (i) if the applicable security is listed or admitted for trading on a national security exchange, a day on which such exchange is open for business, (ii) if the applicable security is quoted on the Nasdaq National Market, a day on which trades may be made thereon or (iii) if the applicable security is not so listed, admitted for trading or quoted, any Business Day.

         "Trustee" means the Person named as the "Trustee" in the first paragraph of this instrument until a successor Trustee shall have become such pursuant to the applicable provisions of this Indenture, and thereafter "Trustee" shall mean such successor Trustee.

         "Trust Indenture Act" means the Trust Indenture Act of 1939 as in force at the date as of which this instrument was executed; PROVIDED, HOWEVER, that in the event the Trust Indenture Act of 1939 is amended after such date, or the date any supplemental indenture is executed, "Trust Indenture Act" means, to the extent required by any such amendment, the Trust Indenture Act of 1939 as so amended.

         "U.S. Government Obligations" means non-callable (i) direct obligations (or certificates representing an ownership interest in such obligations) of the United States for which its full faith and credit are pledged and (ii) obligations of a Person controlled or supervised by, and acting as an agency or instrumentality of, the United States, the payment of which is unconditionally guaranteed as a full faith and credit obligation of the United States.

         "Vice President," when used with respect to the Company or the Trustee, means any vice president, whether or not designated by a number or a word or words added before or after the title "vice president."

         In addition, the following terms are defined in the respective
Sections:

     TERM                                                DEFINED IN SECTION
     "Aggregate Consideration"...................................1204
     "Change of Control Date".......... .........................1005
     "Change of Control Notice"..................................1005
     "Change of Control Offer"...................................1005
     "Change of Control Payment"........ ........................1005
     "Change of Control Payment Date"............................1005
     "Code"......................................................1004
     "covenant defeasance".......................................1403
     "Conversion Agent"...........................................305
     "Conversion Price"..........................................1201
     "Defaulted Interest"................ ........................307
     "Defeasance"................................................1402
     "Defeasance Date".................... ......................1404
     "DTC".......................................................1202
     "Event of Default"...........................................501
     "Nonpayment Default".................. .....................1302
     "Note Register"..............................................305

## CT01/CORCA/96930.38

     "Note Registrar" .....................................       305
     "Payment Blockage Period" ............................      1302
     "Trigger Event" ......................................      1204

SECTION 102.         COMPLIANCE CERTIFICATES AND OPINIONS.

         Upon any application or request by the Company to the Trustee to take any action under any provision of this Indenture, the Company shall furnish to the Trustee such certificates and opinions as may be required under the Trust Indenture Act and under this Indenture.

         Each such certificate or opinion shall be given in the form of an Officers' Certificate, if to be given by an officer of the Company, or an Opinion of Counsel, if to be given by counsel, and shall comply with the requirements of the Trust Indenture Act and any other requirements set forth in this Indenture.

         Every certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (other than the Officers' Certificate provided pursuant to Section 1008) shall include

                  (1) a statement that each individual signing such certificate or opinion has read such covenant or condition and the definitions herein relating thereto;

                  (2) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

                  (3) a statement that, in the opinion of each such individual, he has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been complied with; and

                  (4) a statement as to whether, in the opinion of each such individual, such condition or covenant has been complied with.

SECTION 103.               FORM OF DOCUMENTS DELIVERED TO TRUSTEE.

         In any case where several matters are required to be certified by, or covered in an opinion of, any specified Person, it is not necessary that all such matters be certified by, or covered by the opinion of, only one such Person, or that they be so certified or covered by only one document, but one such Person may certify or give an opinion with respect to some matters and one or more other such Persons as to other matters, and any such Person may certify or give an opinion as to such matters in one or several documents.

         Any certificate or opinion of an officer of the Company may be based, insofar as it relates to legal matters, upon a certificate or opinion of, or representations by, counsel, unless such officer knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to the matters upon which his certificate or opinion is based are

## CT01/CORCA/96930.38
erroneous. Any such certificate or Opinion of Counsel may be based, insofar as it relates to factual matters, upon a certificate or opinion of, or representations by, an officer or officers of the Company stating that the information with respect to such factual matters is in the possession of the Company, unless such counsel knows, or in the exercise of reasonable care should know, that the certificate or opinion or representations with respect to such matters are erroneous.

         Where any Person is required to make, give or execute two or more applications, requests, consents, certificates, statements, opinions or other instruments under this Indenture, they may, but need not, be consolidated and form one instrument.

SECTION 104.               ACTS OF HOLDERS; RECORD DATES.

         (a) Any request, demand, authorization, direction, notice, consent, waiver or other action provided by this Indenture to be given or taken by Holders may be embodied in and evidenced by one or more instruments of substantially similar tenor signed by such Holders in person or by an agent duly appointed in writing; and, except as herein otherwise expressly provided, such action shall become effective when such instrument or instruments are delivered to the Trustee and, where it is hereby expressly required, to the Company. Such instrument or instruments (and the action embodied therein and evidenced thereby) are herein sometimes referred to as the "Act" of the Holders signing such instrument or instruments. Proof of execution of any such instrument or of a writing appointing any such agent shall be sufficient for any purpose of this Indenture and (subject to Section 601) conclusive in favor of the Trustee and the Company, if made in the manner provided in this Section.

         (b) The fact and date of the execution by any Person of any such instrument or writing may be proved by the affidavit of a witness of such execution or by a certificate of a notary public or other officer authorized by law to take acknowledgements of deeds, certifying that the individual signing such instrument or writing acknowledged to him the execution thereof. Where such execution is by a signer acting in a capacity other than his individual capacity, such certificate or affidavit shall also constitute sufficient proof of his authority. The fact and date of the execution of any such instrument or writing, or the authority of the Person executing the same, may also be proved in any other manner which the Trustee deems sufficient.

         (c) The Company may, in the circumstances permitted by the Trust Indenture Act, fix any day as the record date for the purpose of determining the Holders entitled to give or take any request, demand, authorization, direction, notice, consent, waiver or other action, or to vote on any action, authorized or permitted to be given or taken by Holders. If not set by the Company prior to the first solicitation of a Holder made by any Person in respect of any such action, or, in the case of any such vote, prior to such vote, the record date for any such action or vote shall be the 30th day (or, if later, the date of the most recent list of Holders required to be provided pursuant to Section 701) prior to such first solicitation or vote, as the case may be. With regard to any record date, only the Holders on such date (or their duly designated proxies) shall be entitled to give or take, or vote on, the relevant action.

         (d)      The ownership of Notes shall be proved by the Note Register.

## CT01/CORCA/96930.38

         (e) Any request, demand, authorization, direction, notice, consent, waiver or other Act of the Holder of any Note shall bind every future Holder of the same Note and the Holder of every Note issued upon the registration of transfer thereof or in exchange therefor or in lieu thereof in respect of anything done, omitted or suffered to be done by the Trustee or the Company in reliance thereon, whether or not notation of such action is made upon such Note.

SECTION 105.               NOTICES, ETC., TO TRUSTEE AND COMPANY.

         Any request, demand, authorization, direction, notice, consent, waiver or Act of Holders or other document provided or permitted by this Indenture to be made upon, given or furnished to, or filed with,

               (1) the Trustee by any Holder or by the Company shall be sufficient for every purpose hereunder if made, given, furnished or filed in writing to or with the Trustee at its Corporate Trust Office,
          Attention: Corporate Trust Department, or

               (2) the Company by the Trustee or by any Holder shall be sufficient for every purpose hereunder (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to the Company addressed to it at the address of its principal office specified in the first paragraph of this instrument or at any other address previously furnished in writing to the Trustee by the Company.

SECTION 106.               NOTICE TO HOLDERS; WAIVER.

         Where this Indenture provides for notice to Holders of any event, such notice shall be sufficiently given (unless otherwise herein expressly provided) if in writing and mailed, first-class postage prepaid, to each Holder affected by such event, at such Holder's address as it appears in the Note Register, not later than the latest date, and not earlier than the earliest date, prescribed for the giving of such notice. In any case where notice to Holders is given by mail, neither the failure to mail such notice, nor any defect in any notice so mailed, to any particular Holder shall affect the sufficiency of such notice with respect to other Holders. Where this Indenture provides for notice in any manner, such notice may be waived in writing by the Person entitled to receive such notice, either before or after the event, and such waiver shall be the equivalent of such notice. Waivers of notice by Holders shall be filed with the Trustee, but such filing shall not be a condition precedent to the validity of any action taken in reliance upon such waiver.

         In case by reason of the suspension of regular mail service or by reason of any other cause it shall be impracticable to give such notice by mail, then such notification as shall be made with the approval of the Trustee shall constitute a sufficient notification for every purpose hereunder.

SECTION 107.               CONFLICT WITH TRUST INDENTURE ACT.

         If any provision hereof limits, qualifies or conflicts with another provision hereof which is required to be included in this Indenture by operation of Sections 310 to 317, inclusive, of the Trust Indenture Act, such required provision shall control.

## CT01/CORCA/96930.38

SECTION 108.               EFFECT OF HEADINGS AND TABLE OF CONTENTS.

         The Article and Section headings herein and the Table of Contents are for convenience only and shall not affect the construction hereof.

SECTION 109.               SUCCESSORS AND ASSIGNS.

         All covenants and agreements in this Indenture by the Company shall bind its successors and assigns, whether so expressed or not. All covenants and agreements in this Indenture by the Trustee shall bind its successors and assigns, whether so expressed or not.

SECTION 110.               SEPARABILITY CLAUSE.

         In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

SECTION 111.               BENEFITS OF INDENTURE.

         Nothing in this Indenture or in the Notes, express or implied, shall give to any Person, other than the parties hereto and their successors hereunder, the holders of Senior Indebtedness and the Holders of Notes, any benefit or any legal or equitable right, remedy or claim under this Indenture.

SECTION 112.               GOVERNING LAW.

         THIS INDENTURE AND THE NOTES SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK.

SECTION 113.               LEGAL HOLIDAYS.

         In any case where any Interest Payment Date, Redemption Date or Stated Maturity of any Note shall not be a Business Day, then (notwithstanding any other provision of this Indenture or of the Notes) payment of interest or Principal need not be made on such date, but may be made on the next succeeding Business Day with the same force and effect as if made on the Interest Payment Date, Redemption Date, or at the Stated Maturity, provided that no interest shall accrue for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be.

SECTION 114.               ACCOUNTING TERMS.

         All accounting terms not specifically defined herein shall be construed in accordance with GAAP, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP, applied on a consistent basis; except as otherwise specifically prescribed herein.

## CT01/CORCA/96930.38

SECTION 115.               INCORPORATION BY REFERENCE OF TRUST INDENTURE ACT.

         This Indenture is subject to the mandatory provisions of the Trust Indenture Act, which are incorporated by reference in and made a part of this Indenture. Such provisions shall apply to this Indenture at all times, notwithstanding that at any time or from time to time this Indenture is not required to be qualified under the Trust Indenture Act.

         The following Trust Indenture Act terms used in this Indenture have the following meanings:

                  "indenture securities" means the Notes;

                  "indenture security holder" means a Holder;

                  "indenture to be qualified" means this Indenture;

                  "indenture trustee" or "institutional trustee" means the Trustee; and

                  "obligor" on the Notes means the Company and any successor obligor on the Notes.

         All other terms used in this Indenture that are defined by the Trust Indenture Act, defined by Trust Indenture Act reference to another statute or defined by Commission rule under the Trust Indenture Act and not otherwise defined herein have the meanings so assigned to them.

                                   ARTICLE TWO

                                   NOTE FORMS

SECTION 201.               FORMS GENERALLY.

         The Notes, the Trustee's certificate of authentication and the Conversion Notice shall be in substantially the forms set forth in this Article, with such appropriate insertions, omissions, substitutions and other variations as are required or permitted by this Indenture and may have such letters, numbers or other marks of identification and such legends or endorsements placed thereon as may be required to comply with the rules of any securities exchange or as may, consistently herewith, be determined by the officers executing such Notes, as evidenced by their execution of the Notes.

         The definitive Notes shall be printed, lithographed or engraved or produced by any combination of these methods on steel engraved borders or may be produced in any other manner, all as determined by the officers executing such Notes, as evidenced by their execution of such Notes.

## CT01/CORCA/96930.38

SECTION 202.               FORM OF FACE OF NOTE.

                            WESTBRIDGE CAPITAL CORP.

                  7 1/2% Convertible Subordinated Note due 2004

                                                            CUSIP No.: 957152AD3

No.....                                                      $..................

         Westbridge Capital Corp., a corporation duly organized and existing under the laws of the State of Delaware (herein called the "Company," which term includes any successor corporation under the Indenture hereinafter referred to), for value received, hereby promises to pay to ________________, or registered assigns, the principal sum of ______________ Dollars on May 1, 2004, and to pay interest thereon from April 29, 1997 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1997, or, if any such date is not a Business Day on the next succeeding Business Day (each, an "Interest Payment Date"), at the rate of 7 1/2% per annum, until the Principal hereof is paid. The interest so payable, and punctually paid or duly provided for, on any Interest Payment Date will, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on April 15 and October 15, whether or not a Business Day, preceding the respective Interest Payment Date (the "Regular Record Date"). Any such interest not so punctually paid or duly provided for will forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Notes) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice whereof shall be given to Holders of Notes not less than 10 days prior to such Special Record Date, or be paid at any time in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, all as more fully provided in said Indenture. Payment of the Principal of and interest on this Note will be made at the office or agency of the Company maintained for that purpose in New York, New York or Newark, New Jersey, in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts; PROVIDED, HOWEVER, that at the option of the Company payment of interest on any Interest Payment Date other than at Maturity may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Note Register.

         Reference is hereby made to the further provisions of this Note set forth on the reverse hereof, which further provisions shall for all purposes have the same effect as if set forth at this place.

## CT01/CORCA/96930.38

         Unless the certificate of authentication hereon has been executed by the Trustee referred to on the reverse hereof by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

         IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed under its corporate seal.

                                                        WESTBRIDGE CAPITAL CORP.

                                                    By:_________________________

Attest:

By:________________________

Dated:

SECTION 203.               FORM OF REVERSE OF NOTE.

         This Note is one of a duly authorized issue of Notes of the Company designated as its 7 1/2% Convertible Subordinated Notes due 2004 (herein called the "Notes"), limited in aggregate principal amount to $74,750,000, issued and to be issued under an Indenture, dated as of April 24, 1997 (herein called the "Indenture"), between the Company and First Union National Bank, as Trustee (herein called the "Trustee," which term includes any successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a statement of the respective rights, limitations of rights, duties and immunities thereunder of the Company, the Trustee, the holders of Senior Indebtedness and the Holders of the Notes and of the terms upon which the Notes are, and are to be, authenticated and delivered.

         CONVERSION. Subject to and upon compliance with the provisions of the Indenture, the Holder of this Note is entitled, at his option, at any time prior to the Stated Maturity of the Outstanding Notes on May 1, 2004 (provided that, in case this Note or any portion hereof shall be called for redemption prior to such date, such right shall terminate with respect to this Note or portion hereof, as the case may be, so called for redemption on the Business Day next preceding the Redemption Date), to convert the principal amount of this Note (or any portion hereof which is $1,000 or an integral multiple thereof) into shares of Common Stock. The Conversion Price shall be subject to adjustment as provided in the Indenture. In order to exercise the conversion privilege, the Holder shall surrender this Note, together with the conversion notice hereon duly executed (unless such Holder is DTC, in which case the customary procedures of DTC will apply), to the Company at the

## CT01/CORCA/96930.38
designated office or agency of the Company in New York, New York or Newark, New Jersey, accompanied (if so required by the Company) by instruments of transfer, in form satisfactory to the Company and to the Trustee, duly executed by the Holder or by his duly authorized attorney in writing. Except as provided in the Indenture, no adjustment or payment is to be made on conversion for interest accrued hereon or for dividends on shares of Common Stock issued on conversion. The Company is not required to issue fractions of shares upon any such conversion, but shall make adjustment therefor in cash as provided in the Indenture. A Holder is not entitled to any rights of a holder of Common Stock until such Holder has converted its Notes into Common Stock as provided in the Indenture.

         OPTIONAL REDEMPTION BY THE COMPANY. The Notes are subject to redemption at any time on or after May 1, 2000, as a whole or in part, at the election of the Company, upon not less than 30 nor more than 60 days' notice, at the Redemption Prices (expressed as percentages of the principal amount being redeemed) set forth below if the Redemption Date occurs during the twelve-month period beginning May 1 of the years indicated:

     For the 12 Months                      Redemption
     AFTER MAY 1,                              PRICE
     2000                                     103.75%
     2001                                     102.50%
     2002                                     101.25%
     2003 and thereafter                      100.00%

together in the case of any such redemption with accrued interest to the Redemption Date, but interest installments whose Stated Maturity is on or prior to such Redemption Date will be payable to the Holders of such Notes, or one or more Predecessor Notes, of record at the close of business on the applicable Regular Record Dates referred to on the face hereof, all as provided in the Indenture.

         MANDATORY REDEMPTION. The Notes do not have the benefit of any sinking fund obligation.

         REPURCHASE AT THE OPTION OF HOLDER. Upon a Change of Control, the Company shall make an offer to purchase all the Outstanding Notes at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the Change of Control Payment Date. Within the periods specified in the Indenture, the Company shall mail a notice to each Holder setting forth the procedures governing the offer to purchase as required by the Indenture. A Holder may tender or refrain from tendering all or any portion of such Holder's Notes, at such Holder's discretion, by completing and signing the form entitled "Option of Holder to Elect Repurchase" below and delivering such form, together with the Notes with respect to which the repurchase right is being exercised, duly endorsed for transfer to the Company, to the Trustee. Any partial tender of Notes must be made in an integral multiple of $1,000.

## CT01/CORCA/96930.38

         In the event of redemption or repurchase by the Company of this Note in part only, a new Note or Notes for the portion hereof not redeemed or repurchased will be issued in the name of the Holder hereof upon the cancellation hereof.

         DISCHARGE AND DEFEASANCE. The Indenture contains provisions for defeasance of (a) the entire indebtedness of the Notes and (b) certain restrictive covenants upon compliance by the Company with certain conditions set forth therein.

         SUBORDINATION. The indebtedness evidenced by the Notes is, to the extent and in the manner provided in the Indenture, subordinate and subject in right of payment to the prior payment in full of all Senior Indebtedness, and this Note is issued subject to such provisions and each Holder of this Note, by accepting the same, agrees to and shall be bound by such provisions, and authorizes the Trustee in such Holder's behalf to take such action as may be necessary or appropriate to effectuate the subordination as provided in the Indenture and appoints the Trustee as such Holder's attorney-in-fact for such purpose.

     DEFAULT. If an Event of Default shall occur and be continuing, the Principal of all the Notes may be declared due and payable in the manner and with the effect provided in the Indenture.

         MODIFICATION. The Indenture permits, with certain exceptions as therein provided, the amendment thereof and the modification of the rights and obligations of the Company and the rights of the Holders of the Notes under the Indenture at any time by the Company and the Trustee with the consent of the Holders of a majority in aggregate principal amount of the Notes at the time Outstanding. Without the consent of any Holder, the Company and the Trustee may amend or supplement the Indenture to (i) evidence the succession of another corporation to the Company and the assumption by any such successor of the covenants of the Company herein and in the Indenture; (ii) add to the covenants of the Company for the benefit of the Holders, or surrender any right or power herein conferred upon the Company; (iii) cure any ambiguity, correct or supplement any pro vision herein which may be inconsistent with any other provision therein, or to make any other provisions with respect to matters or questions arising under the Indenture which shall not be incon sistent with the provisions of the Indenture, provided such action shall not adversely affect the interests of the Holders in any material respect; or (iv) provide for uncertificated Notes in addition to or in lieu of certificated Notes. The Indenture also contains provisions permitting the Holders of specified percentages in aggregate principal amount of the Notes at the time Outstanding, on behalf of the Holders of all the Notes, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in ex change herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

         TRANSFER; DENOMINATIONS; EXCHANGE. As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Note Register, upon surrender of this Note for registration of transfer at the designated office or agency of the Company in New York, New York or Newark, New Jersey, duly endorsed by, or accompanied by a written

## CT01/CORCA/96930.38
instrument of transfer in form satisfactory to the Company and the Note Registrar duly executed by, the Holder hereof or such Holder's attorney duly authorized in writing, and thereupon one or more new Notes, of authorized denominations and for the same aggregate principal amount, will be issued to the designated transferee or transferees. The Notes are issuable only in registered form without coupons in denominations of $1,000 and any integral multiple thereof. As provided in the Indenture and subject to certain limitations therein set forth, Notes are exchangeable for a like aggregate principal amount of Notes of a different authorized denomination, as requested by the Holder surrendering the same.

         No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

         PERSONS DEEMED OWNERS. Prior to due presentment of this Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Note is registered as the owner hereof for all purposes, whether or not this Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

     DEFINITIONS; AUTHENTICATION. All terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

         ABBREVIATIONS. Customary abbreviations may be used in the name of a Holder or an assignee, such as: TEN COM (=tenants in common), TEN ENT (=tenants by the entireties), JT TEN (=joint tenants with right of survivorship and not as tenants in common), CUST (=Custodian), and U/G/M/A (=Uniform Gifts to Minors
Act).

         The Company will furnish to any Holder upon written request and without charge a copy of the Indenture. Requests may be made to:

                           Westbridge Capital Corp.
                           777 Main Street, Suite 900
                           Fort Worth, Texas 76102
                           Attn: General Counsel

## CT01/CORCA/96930.38

SECTION 204.               FORM OF TRUSTEE'S CERTIFICATE OF AUTHENTICATION.

         This is one of the Notes referred to in the within-mentioned Indenture.

FIRST UNION NATIONAL BANK,

  as Trustee

By _______________________________
   Authorized Officer

SECTION 205.               FORM OF CONVERSION NOTICE.

To Westbridge Capital Corp.

         The undersigned owner of this Note hereby irrevocably exercises the option to convert this Note, or portion hereof (which is $1,000 or an integral multiple thereof) below designated, into shares of Common Stock, par value $.10 per share, of Westbridge Capital Corp. in accordance with the terms of the Indenture referred to in this Note, and directs that the shares issuable and deliverable upon the conversion, together with any check in payment for fractional shares and any Notes representing any unconverted principal amount hereof, be issued and delivered to the registered holder hereof unless a different name has been indicated below. If shares are to be issued in the name of a person other than the undersigned, the undersigned will pay all transfer taxes payable with respect thereto.

Dated____________________

                                          --------------------------------------
                             Signature (exactly as your name appears on the face
                                                                   of this Note)

Signature Guaranteed:

By:_______________________

This signature shall be guaranteed by an eligible guarantor institution (a bank or a trust company having an office or correspondent in the United States or a broker or dealer which is a member of a registered securities exchange or the National Association of Securities Dealers, Inc.) with membership is an approved signature guaranty medallion program pursuant to SEC Rule 17Ad-15.

## CT01/CORCA/96930.38

Fill in for registration of shares of Common Stock and Notes if to be issued otherwise than to the registered holder.

                        Social Security or Other Taxpayer

                                                     Identifying Number

---------------------------               --------------------------------------
         (Print Name)

                                                     Principal Amount to be
                                                     Converted (in an integral
                                                     multiple of $1,000, if less
                                                     than all):

---------------------------               $-------------------------------------
    (Print address, including
           zip code)

SECTION 206.               FORM OF OPTION OF HOLDER TO ELECT REPURCHASE.

         To elect to have this Note, or portion hereof (which is $1,000 or an integral multiple thereof) repurchased by Westbridge Capital Corp. pursuant to
Section 1005 of the Indenture in connection with a Change of Control, state the amount you elect to have repurchased (if all, write "ALL"):

$--------------.

Dated____________________

                                          --------------------------------------
                                         Signature (exactly as your name appears
                                         on the face of this Note)

Signature Guaranteed:

By:

This signature shall be guaranteed by an eligible guarantor institution (a bank or a trust company having an office or correspondent in the United States or a broker or dealer which is a member of a registered securities exchange or the National Association of Securities Dealers, Inc.) with membership is an approved signature guaranty medallion program pursuant to SEC Rule 17Ad-15.

## CT01/CORCA/96930.38

SECTION 207.               FORM OF ASSIGNMENT BY HOLDER.

                                   ASSIGNMENT

FOR VALUE RECEIVED the undersigned hereby sell(s), assign(s) and transfer(s) unto

-----------------------------------------------------------------------------
                     PLEASE INSERT SOCIAL SECURITY OR OTHER
                         IDENTIFYING NUMBER OF ASSIGNEE

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
           (Name and Address of Assignee, including zip code, must be printed or typewritten.)

the within Note, and all rights thereunder, hereby irrevocably constituting and appointing
--------------------------------------------------------------------------------
Attorney to transfer said Note on the books of the Company, with full power of substitution in the premises.

Dated:

                                                          NOTICE: The signature
                                                          to this assignment
                                                          must correspond with
                                                          the name as it appears
                                                          upon the face of the
                                                          within Note in every
                                                          particular without
                                                          alteration or
                                                          enlargement or any
                                                          change whatever.

SIGNATURE GUARANTY

Signature(s) must be guaranteed by an eligible guarantor institution which is a participant in a Securities Transfer Association recognized program.

By:

## CT01/CORCA/96930.38

                                  ARTICLE THREE

                                    THE NOTES

SECTION 301.               TITLE AND TERMS.

         The aggregate principal amount of Notes which may be authenticated and delivered under this Indenture is limited to $74,750,000, except for Notes authenticated and delivered upon registration of transfer of, or in exchange for, or in lieu of, other Notes pursuant to Section 304, 305, 306, 907 or 1108.

         The Notes shall be known and designated as the "7 1/2% Convertible Subordinated Notes due 2004" of the Company. Their Stated Maturity shall be May 1, 2004, and they shall bear interest at the rate of 7 1/2% per annum from April 29, 1997 or from the most recent Interest Payment Date to which interest has been paid or duly provided for, as the case may be, payable semi-annually in arrears on May 1 and November 1 of each year, commencing November 1, 1997, until the principal thereof is paid or made available for payment.

         The Principal of and interest on the Notes shall be payable at the office or agency of the Company in New York, New York or Newark, New Jersey, maintained for such purpose and at any other office or agency maintained by the Company for such purpose; PROVIDED, HOWEVER, that at the option of the Company, payment of interest may be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Note Register.

         The Company shall be required to offer to repurchase Notes following the occurrence of a Change of Control as provided in Article Ten.

         The Notes shall be redeemable at the option of the Company as provided in Article Eleven.

         The Notes shall be convertible into Common Stock as provided in Article Twelve.

         The Notes shall be subordinated in right of payment to Senior Indebtedness as provided in Article Thirteen.

         The Notes shall not have the benefit of any sinking fund obligations.

SECTION 302.               DENOMINATIONS.

         The Notes shall be issuable only in registered form without coupons and only in denominations of $1,000 and any integral multiples of $1,000.

SECTION 303.               EXECUTION, AUTHENTICATION, DELIVERY AND DATING.

         The Notes shall be executed on behalf of the Company by its Chairman of the Board, one of its Vice Chairmen of the Board, its President or one of its Vice Presidents, under its corporate seal

## CT01/CORCA/96930.38
reproduced thereon attested by its Treasurer or one of its Assistant Treasurers, or its Secretary or one of its Assistant Secretaries. The signature of any of these officers on the Notes may be manual or facsimile.

         Notes bearing the manual or facsimile signatures of individuals who were at any time the proper officers of the Company shall bind the Company, notwithstanding that such individuals or any of them have ceased to hold such offices prior to the authentication and delivery of such Notes or did not hold such offices at the date of such Notes.

         At any time and from time to time after the execution and delivery of this Indenture, the Company may deliver Notes executed by the Company to the Trustee for authentication, together with a Company Order for the authentication and delivery of such Notes; and the Trustee in accordance with such Company Order shall authenticate and deliver such Notes as in this Indenture provided and not otherwise.

         Each Note shall be dated the date of its authentication.

         No Note shall be entitled to any benefit under this Indenture or be valid or obligatory for any purpose unless there appears on such Note a certificate of authentication substantially in the form provided for herein executed by the Trustee by manual signature, and such certificate upon any Note shall be conclusive evidence, and the only evidence, that such Note has been duly authenticated and delivered hereunder.

SECTION 304.               TEMPORARY NOTES.

         Pending the preparation of definitive Notes, the Company may execute, and upon Company Order the Trustee shall authenticate and deliver, temporary Notes which are printed, lithographed, typewritten, mimeographed or otherwise produced, in any authorized denomination, substantially of the tenor of the definitive Notes in lieu of which they are issued and with such appropriate insertions, omissions, substitutions and other variations as the officers executing such Notes may determine, as evidenced by their execution of such Notes.

         If temporary Notes are issued, the Company will cause definitive Notes to be prepared without unreasonable delay. After the preparation of definitive Notes, the temporary Notes shall be exchangeable for definitive Notes upon surrender of the temporary Notes at any office or agency of the Company designated pursuant to Section 1002, without charge to the Holder. Upon surrender for cancellation of any one or more temporary Notes, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a like principal amount of definitive Notes of authorized denominations. Until so exchanged, the temporary Notes shall in all respects be entitled to the same benefits under this Indenture as definitive Notes.

SECTION 305.               REGISTRATION, REGISTRATION OF TRANSFER AND EXCHANGE.

         The Company shall cause to be kept at the Corporate Trust Office of the Trustee a register (the register maintained in such office and in any other office or agency designated pursuant to

## CT01/CORCA/96930.38

Section 1002 being herein sometimes collectively referred to as the "Note Register") in which, subject to such reasonable regulations as it may prescribe, the Company shall provide for the registration of Notes and of transfers of Notes. The Trustee is hereby appointed "Note Registrar" for the purpose of registering Notes and transfers of Notes as herein provided, the "Conversion Agent" for the purpose of converting the Notes as provided herein and the "Paying Agent" for the purpose of paying Principal of and interest on the Notes on behalf of the Company as provided herein.

         Upon surrender for registration of transfer of any Note at an office or agency of the Company designated pursuant to Section 1002 for such purpose, the Company shall execute, and the Trustee shall authenticate and deliver, in the name of the designated transferee or transferees, one or more new Notes of any authorized denominations, of a like aggregate principal amount.

         Subject to Section 302, at the option of the Holder, Notes may be exchanged for other Notes of any authorized denominations, of a like aggregate principal amount, upon surrender of the Notes to be exchanged at such office or agency. Whenever any Notes are so surrendered for exchange, the Company shall execute, and the Trustee shall authenticate and deliver, the Notes which the Holder making the exchange is entitled to receive.

         All Notes issued upon any registration of transfer or exchange of Notes shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Notes surrendered upon such registration of transfer or exchange.

         Every Note presented or surrendered for registration of transfer or for exchange shall (if so required by the Company or the Trustee) be duly endorsed, or be accompanied by a written instrument of transfer in form satisfactory to the Company and the Note Registrar duly executed, by the Holder thereof or his attorney duly authorized in writing.

         No service charge shall be made for any registration of transfer or exchange of Notes, but the Company may require payment of a sum sufficient from a Holder requesting such transfer or exchange to cover any tax or other government charge that may be imposed in connection with any registration of transfer or exchange of Notes, other than exchanges pursuant to Section 304, 907 or 1108 not involving any transfer.

         The Company shall not be required to make, and the Registrar need not register, transfers or exchanges of (a) Notes selected for redemption during the 15 day (or shorter) period after the Trustee is notified of a redemption and preceding the mailing of a notice of such redemption to the Holders in accordance with Article Eleven (except, in the case of Notes to be redeemed in part, the portion thereof not to be redeemed) or (b) any Notes with respect to which a repurchase election has been tendered and not withdrawn by the Holder thereof in accordance with Section 1005 (except, in the case of Notes tendered for purchase in part, the portion thereof not to be purchased).

## CT01/CORCA/96930.38

SECTION 306.               MUTILATED, DESTROYED, LOST AND STOLEN NOTES.

         If any mutilated Note is surrendered to the Trustee, the Company shall execute and the Trustee shall authenticate and deliver in exchange therefor a new Note of like tenor and principal amount and bearing a number not contemporaneously Outstanding.

         If there shall be delivered to the Company and the Trustee (i) evidence to their satisfaction of the destruction, loss or theft of any Note and (ii) such security or indemnity as may be required by them to save each of them and any agent of either of them harmless, then, in the absence of notice of the Company or the Trustee that such Note has been acquired by a bona fide purchaser, the Company shall execute and upon its request the Trustee shall authenticate and deliver, in lieu of any such destroyed, lost or stolen Note, a new Note of like tenor and principal amount and bearing a number not contemporaneously Outstanding.

         In case any such mutilated, destroyed, lost or stolen Note has become or is about to become due and payable, the Company in its discretion may, instead of issuing a new Note, pay such Note.

         Upon the issuance of any new Note under this Section, the Company may require the payment of a sum sufficient to cover any tax or other governmental charge that may be imposed in relation thereto and any other expenses (including the fees and expenses of the Trustee) connected therewith.

         Every new Note issued pursuant to this Section in lieu of any destroyed, lost or stolen Note shall constitute an original additional contractual obligation of the Company, whether or not the destroyed, lost or stolen Note shall be at any time enforceable by anyone, and shall be entitled to all the benefits of this Indenture equally and proportionately with any and all other Notes duly issued hereunder.

         The provisions of this Section are exclusive and shall preclude (to the extent lawful) all other rights and remedies with respect to the replacement or payment of mutilated, destroyed, lost or stolen Notes.

SECTION 307.               PAYMENT OF INTEREST; INTEREST RIGHTS PRESERVED.

         Interest on any Note which is payable, and is punctually paid or duly provided for, on any Interest Payment Date shall be paid to the Person in whose name that Note (or one or more Predecessor Notes) is registered at the close of business on the Regular Record Date for such interest.

         Any interest on any Note which is payable, but is not punctually paid or duly provided for, on any Interest Payment Date (herein called "Defaulted Interest") shall forthwith cease to be payable to the Holder on the relevant Regular Record Date by virtue of having been such Holder, and such Defaulted Interest may be paid by the Company, at its election in each case, as provided in clause (1) or (2) below:

## CT01/CORCA/96930.38

         (1) The Company may elect to make payment of any Defaulted Interest to the Persons in whose names the Notes (or their respective Predecessor Notes) are registered at the close of business on a "Special Record Date" for the payment of such Defaulted Interest, which shall be fixed in the following manner. At least 20 days prior to the proposed payment date, the Company shall notify the Trustee in writing of the amount of Defaulted Interest proposed to be paid on each Note and the date of the proposed payment, and at the same time the Company shall deposit with the Trustee an amount of money equal to the aggregate amount proposed to be paid in respect of such Defaulted Interest or shall make arrangements satisfactory to the Trustee for such deposit prior to the date of the proposed payment, such money when deposited to be held in trust for the benefit of the Persons entitled to such Defaulted Interest as in this Clause provided. Thereupon the Trustee shall fix a Special Record Date for the payment of such Defaulted Interest which shall be not more than 15 days and not less than 10 days prior to the date of the proposed payment and not less than 10 days after the receipt by the Trustee of the notice of the proposed payment. The Trustee shall promptly notify the Company of such Special Record Date and, in the name and at the expense of the Company, shall cause notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor to be mailed, first-class postage prepaid, to each Holder at his address as it appears in the Note Register, not less than 10 days prior to such Special Record Date. Notice of the proposed payment of such Defaulted Interest and the Special Record Date therefor having been so mailed, such Defaulted Interest shall be paid to the Persons in whose names the Notes (or their respective Predecessor Notes) are registered at the close of business on such Special Record Date and shall no longer be payable pursuant to the following Clause (2).

         (2) The Company may make payment of any Defaulted Interest in any other lawful manner not inconsistent with the requirements of any securities exchange on which the Notes may be listed, and upon such notice as may be required by such exchange, if, after notice given by the Company to the Trustee of the proposed payment pursuant to this Clause, such manner of payment shall be deemed practicable by the Trustee.

         Subject to the foregoing provisions of this Section, each Note delivered under this Indenture upon registration of transfer of or in exchange for or in lieu of any other Note shall carry the rights to interest accrued and unpaid, and to accrue, which were carried by such other Note.

         In the case of any Note which is converted after any Regular Record Date and on or prior to the next succeeding Interest Payment Date (other than any Note whose Maturity is prior to such Interest Payment Date), interest whose Stated Maturity is on such Interest Payment Date shall be payable on such Interest Payment Date notwithstanding such conversion, and such interest (whether or not punctually paid or duly provided for) shall be paid to the Person in whose name that Note (or one or more Predecessor Notes) is registered at the close of business on such Regular Record Date.

SECTION 308.               PERSONS DEEMED OWNERS.

         Prior to due presentment of a Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name such Note is registered as the owner of such Note for the purpose of receiving payment of Principal of and (subject to Section 307) interest on such Note and for all other purposes whatsoever, whether or not such Note

## CT01/CORCA/96930.38
be overdue, and neither the Company, the Trustee nor any agent of the Company or the Trustee shall be affected by notice to the contrary.

SECTION 309.               CANCELLATION.

         All Notes surrendered for payment, redemption, registration of transfer or exchange, conversion or repurchase shall, if surrendered to any Person other than the Trustee, be delivered to the Trustee and shall be promptly cancelled by it. The Company may at any time deliver to the Trustee for cancellation any Notes previously authenticated and delivered hereunder which the Company may have acquired in any manner whatsoever, and all Notes so delivered shall be promptly cancelled by the Trustee. No Notes shall be authenticated in lieu of or in exchange for any Notes cancelled as provided in this Section, except as expressly permitted by this Indenture. All cancelled Notes held by the Trustee shall be disposed of as directed by a Company Order.

SECTION 310.               COMPUTATION OF INTEREST.

         Interest on the Notes shall be computed on the basis of a 360-day year of twelve 30-day months.

                                  ARTICLE FOUR

                           SATISFACTION AND DISCHARGE

SECTION 401.               SATISFACTION AND DISCHARGE OF INDENTURE.

         This Indenture shall cease to be of further effect (except as to any surviving rights of registration of transfer or exchange of Notes herein expressly provided for), and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging satisfaction and discharge of this Indenture, when

               (1) all Notes theretofore authenticated and delivered (other than (i) Notes which have been destroyed, lost or stolen and which have been replaced or paid as provided in Section 306 and (ii) Notes for whose payment money has theretofore been deposited in trust or segregated and held in trust by the Company and thereafter repaid to the Company or discharged from such trust, as provided in Section
          1003) have been delivered to the Trustee for cancellation;

               (2) the Company has paid or caused to be paid all other sums payable hereunder by the Company; and

               (3) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent herein provided for relating to the satisfaction and discharge of this Indenture have been complied with.

## CT01/CORCA/96930.38

Notwithstanding the satisfaction and discharge of this Indenture, the obligations of the Company to the Trustee under Section 607 and the obligations of the Trustee to any Authenticating Agent under Section 614 shall survive.

SECTION 402.               RELEASE OF PAYING AGENT.

         In connection with the satisfaction and discharge of this Indenture all moneys then held by any Paying Agent under the provisions of this Indenture shall, upon demand of the Company, be paid to the Trustee and thereupon such Paying Agent shall be released from all further liability with respect to such moneys.

                                  ARTICLE FIVE

                                    REMEDIES

SECTION 501.               EVENTS OF DEFAULT.

         "Event of Default," wherever used herein, means any one of the following events (whatever the reasons for such Event of Default and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body):

                           (1) default in the payment of any interest upon any
                  Note when it becomes due and payable, and continuance of such default for a period of ten Business Days, whether or not such payment is prohibited by the subordination provisions of this Indenture; or

                           (2) default in the payment of the Principal of any
                  Note at its Stated Maturity, whether or not such payment is prohibited by the subordination provisions of this Indenture; or

                           (3) default in the performance, or breach, of any
                  covenant or warranty of the Company in this Indenture (other than a covenant or warranty a default in whose performance or whose breach is elsewhere in this Section specifically dealt with), and continuance of such default or breach for a period of 30 days after there has been given to the Company by the Trustee or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Notes a written notice specifying such default or breach and requiring it to be remedied and stating that such notice is a "Notice of Default" hereunder; or

                           (4) a default under any bond, debenture, note or
                  other evidence of indebtedness for money borrowed by the Company or any of its Subsidiaries or under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any indebtedness for money borrowed by the

## CT01/CORCA/96930.38

                  Company or any of its Subsidiaries whether such indebtedness now exists or shall hereafter be created, which default shall have resulted in such indebtedness in an aggregate amount exceeding $10,000,000 becoming or being declared due and payable prior to the date on which it would otherwise have become due and payable or such obligations being accelerated, without such acceleration having been rescinded or annulled within a period of 30 days after there shall have been given, by first class mail, to the Company by the Trustee (which notice will be delivered by the Trustee promptly after a Responsible Officer of the Trustee obtains actual knowledge of any such default) or to the Company and the Trustee by the Holders of at least 25% in principal amount of the Outstanding Notes a written notice specifying such default and requiring the Company to cause such acceleration to be rescinded or annulled and stating that such notice is a "Notice of Default" hereunder; or

                           (5) the entry of a decree or order by a court having
                  jurisdiction in the premises adjudging the Company or any of its Significant Subsidiaries a bankrupt or insolvent, or approving as properly filed a petition seeking reorganization, arrangement, adjustment or composition of or in respect of the Company or any of its Significant Subsidiaries under federal bankruptcy law, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency or other similar law, or appointing a receiver, liquidator, assignee, trustee, sequestrator or other similar official of the Company or any of its Significant Subsidiaries or of any substantial part of the property of the Company or any of its Significant Subsidiaries, or ordering the winding up or liquidation of its affairs, and the continuance of any such decree or order unstayed and in effect for a period of 30 consecutive days; or

                           (6) the commencement by the Company or any of its
                  Significant Subsidiaries, of a voluntary case under federal bankruptcy law, as now or hereafter constituted, or any other applicable federal or state bankruptcy, insolvency, or other similar law, or the consent by the Company or any of its Significant Subsidiaries to the institution of bankruptcy or insolvency proceedings against the Company or any of its Significant Subsidiaries, or the filing by the Company or any of its Significant Subsidiaries of a petition or answer or consent seeking reorganization or relief under federal bankruptcy law or any other applicable federal or state law, or the consent by the Company or any of its Significant Subsidiaries to the filing of such petition or to the appointment of a receiver, liquidator, assignee, trustee, sequestrator or similar official of the Company or any of its Significant Subsidiaries or of any substantial part of the property of the Company or any of its Significant Subsidiaries, or the making by the Company or any of its Significant Subsidiaries of an assignment for the benefit of creditors, or the admission by the Company or any of its Significant Subsidiaries in writing of its inability to pay its debts generally as they become due, or the taking of corporate action by the Company or any of its Significant Subsidiaries in furtherance of any such action; or

                         (7) the entry of a judgment or order by a court  having
                  jurisdiction in the premises adjudging the Company or any of its Subsidiaries liable for the payment of

## CT01/CORCA/96930.38
                  money of at least $10,000,000 and such judgment or order is not vacated, discharged, stayed or bonded pending appeal within 30 days thereof.

SECTION 502.               ACCELERATION OF MATURITY; RESCISSION AND ANNULMENT.

         If an Event of Default (other than an Event of Default specified in clauses (5) and (6) of Section 501) occurs and is continuing, then and in every such case the Trustee or the Holders of not less than 25% in principal amount of the Outstanding Notes may declare the Principal of all the Notes, and the interest accrued thereon, to be due and payable immediately, by a notice in writing to the Company (and to the Trustee, if given by Holders). Upon any such declaration such Principal shall become immediately due and payable. If an Event of Default specified in clause (5) or (6) of Section 501 occurs, such an amount shall IPSO FACTO become and be immediately due and payable without any declaration or other act on the part of the Trustee or any Holder.

         At any time after such a declaration of acceleration has been made and before a judgment or decree for payment of the money due has been obtained by the Trustee as hereinafter in this Article provided, the Holders of a majority in principal amount of the Outstanding Notes, by written notice to the Company and the Trustee, may rescind and annul such declaration and its consequences if

                    (1) the Company has paid or deposited with the Trustee a sum sufficient to pay

                         (A) all overdue installments of interest on all Notes,

                         (B) the  Principal  of any Notes  which have become due
                    otherwise than by such declaration of acceleration and interest thereon at the rate borne by the Notes,

                         (C) to the  extent  that  payment of such  interest  is
                    lawful, interest upon overdue installments of interest at the rate borne by the Notes, and

                         (D) all sums paid or advanced by the Trustee  hereunder
                    and the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel; and

                    (2) all Events of Default, other than the non-payment of the
               Principal of Notes which have become due solely by such declaration of acceleration, have been cured and waived as provided in Section 513.

No such rescission shall affect any subsequent default or impair any right consequent thereon.

SECTION 503.    COLLECTION OF INDEBTEDNESS AND SUITS FOR ENFORCEMENT BY TRUSTEE.

         The Company covenants that if

## CT01/CORCA/96930.38

                    (1) default is made in the payment of any installment of interest on any Note when such interest becomes due and payable and such default continues for a period of ten (10) Business Days, or

                    (2) default is made in the payment of the  Principal  of any
               Note at the Maturity thereof,

the Company will, upon demand of the Trustee, pay to it, for the benefit of the Holders of such Notes, the whole amount then due and payable on such Notes for Principal and interest, with interest upon the overdue Principal and, to the extent that payment of such interest shall be legally enforceable, upon overdue installments of interest, at the rate borne by the Notes; and, in addition thereto, such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

         If the Company fails to pay such amounts forthwith upon such demand, the Trustee, in its own name and as trustee of an express trust, may institute a judicial proceeding for the collection of the sums so due and unpaid, may prosecute such proceeding to judgment or final decree and may enforce the same against the Company or any other obligor upon the Notes and collect the moneys adjudged or decreed to be payable in the manner provided by law out of the property of the Com pany or any other obligor upon the Notes, wherever situated.

         If an Event of Default occurs and is continuing, the Trustee may in its discretion proceed to protect and enforce its rights and the rights of the Holders by such appropriate judicial proceedings as the Trustee shall deem most effectual to protect and enforce any such rights, whether for the specific enforcement of any covenant or agreement in this Indenture or in aid of the exercise of any power granted herein, or to enforce any other proper remedy.

SECTION 504.               TRUSTEE MAY FILE PROOFS OF CLAIM.

         In case of the pendency of any receivership, insolvency, liquidation, bankruptcy, reorganization, arrangement, adjustment, composition or other judicial proceeding relative to the Company or any other obligor upon the Notes or the property of the Company or of such other obligor or their creditors, the Trustee (irrespective of whether the Principal of the Notes shall then be due and payable as therein expressed or by declaration or otherwise and irrespective of whether the Trustee shall have made any demand on the Company for the payment of overdue Principal or interest) shall be entitled and empowered, by intervention in such proceeding or otherwise,

                    (i) to file  and  prove a claim  for  the  whole  amount  of
               Principal and interest owing and unpaid in respect of the Notes and to file such other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and of the Holders allowed in such judicial proceeding, and

## CT01/CORCA/96930.38

                    (ii) to collect  and  receive  any moneys or other  Property payable or deliverable on any such claims and to distribute the same;

and any receiver, assignee, trustee, liquidator, sequestrator or other similar official in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee and, in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 607.

         Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any Holder thereof or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

SECTION 505.             TRUSTEE MAY ENFORCE CLAIMS WITHOUT POSSESSION OF NOTES.

         All rights of action and claims under this Indenture or the Notes may be prosecuted and enforced by the Trustee without the possession of any of the Notes or the production thereof in any proceeding relating thereto, and any such proceeding instituted by the Trustee shall be brought in its own name as trustee of an express trust, and any recovery of judgment shall, after provision for the payment of the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, be for the ratable benefit of the Holders of the Notes in respect of which such judgment has been recovered.

SECTION 506.               APPLICATION OF MONEY COLLECTED.

         Subject to Article Thirteen, any money collected by the Trustee pursuant to this Article shall be applied in the following order, at the date or dates fixed by the Trustee and, in case of the distribution of such money on account of Principal or interest, upon presentation of the Notes and the notation thereon of the payment if only partially paid and upon surrender thereof if fully paid:

                    FIRST:  To the payment of all amounts due the Trustee  under
               Section 607; and

                    SECOND:  To the  payment of all  amounts  due the holders of
               Senior  Indebtedness to the extent required by Article  Thirteen;
               and

                    THIRD: To the payment of the amounts then due and unpaid for
               Principal of and interest on the Notes in respect of which or for the benefit of which such money has been collected, ratably, without preference or priority of any kind, according to the amounts due and payable on such Notes for Principal and interest, respectively.

## CT01/CORCA/96930.38

SECTION 507.               LIMITATION ON SUITS.

         No Holder of any Note shall have any right to institute any proceeding, judicial or otherwise, with respect to this Indenture, or for the appointment of a receiver or trustee, or for any other remedy hereunder, unless

               (1) such Holder has previously given written notice to the Trustee of a continuing Event of Default;

               (2) the Holders of not less than 25% in principal amount of the Outstanding Notes shall have made written request to the Trustee to institute proceedings in respect of such Event of Default in its own name as Trustee hereunder;

               (3) such Holder or Holders have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities to be incurred in compliance with such request;

               (4) the Trustee for 60 days after its receipt of such notice, request and offer of indemnity has failed to institute any such proceeding; and

               (5) no direction inconsistent with such written request has been given to the Trustee during such 60-day period by the Holders of a majority in principal amount of the Outstanding Notes;

it being understood and intended that no one or more Holders shall have any right in any manner whatever by virtue of, or by availing of, any provision of this Indenture to affect, disturb or prejudice the rights of any other Holders, or to obtain or to seek to obtain priority or preference over any other Holders or to enforce any right under this Indenture, except in the manner herein provided and for the equal and ratable benefit of all the Holders.

SECTION 508. UNCONDITIONAL RIGHT OF HOLDERS TO RECEIVE PRINCIPAL AND INTEREST AND TO CONVERT.

         Notwithstanding any other provision in this Indenture, but subject to Article Thirteen, the Holder of any Note shall have the right to receive payment of the Principal of and (subject to Section 307) interest on such Note on the respective Stated Maturities expressed in such Note (or, in the case of redemption, on the Redemption Date), to require the Company to repurchase such Note pursuant to Article Ten and to convert such Note in accordance with Article Twelve and to institute suit for the enforcement of any such payment and such rights shall not be impaired without the consent of such Holder.

SECTION 509.               RESTORATION OF RIGHTS AND REMEDIES.

         If the Trustee or any Holder has instituted any proceeding to enforce any right or remedy under this Indenture and such proceeding has been discontinued or abandoned for any reason, or has been determined adversely to the Trustee or to such Holder, then and in every such case, subject to

## CT01/CORCA/96930.38
any determination in such proceeding, the Company, the Trustee and the Holders shall be restored severally and respectively to their former positions hereunder and thereafter all rights and remedies of the Trustee and the Holders shall continue as though no such proceeding had been instituted.

SECTION 510.               RIGHTS AND REMEDIES CUMULATIVE.

         No right or remedy herein conferred upon or reserved to the Trustee or to the Holders is intended to be exclusive of any other right or remedy, and every right and remedy shall, to the extent permitted by law, be cumulative and in addition to every other right and remedy given hereunder or now or hereafter existing at law or in equity or otherwise. The assertion or employment of any right or remedy hereunder, or otherwise, shall not prevent the concurrent assertion or employment of any other appropriate right or remedy.

SECTION 511.               DELAY OR OMISSION NOT WAIVER.

         No delay or omission of the Trustee or of any Holder of any Note to exercise any right or remedy accruing upon any Event of Default shall impair any such right or remedy or constitute a waiver of any such Event of Default or an acquiescence therein. Every right and remedy given by this Article or by law to the Trustee or to the Holders may be exercised from time to time, and as often as may be deemed expedient, by the Trustee or by the Holders, as the case may be.

SECTION 512.               CONTROL BY HOLDERS.

         The Holders of a majority in principal amount of the Outstanding Notes shall have the right to direct the time, method and place of conducting any proceeding for any remedy available to the Trustee or exercising any trust or power conferred on the Trustee, provided that

               (1) such direction shall not be in conflict with any rule of law or with this Indenture, and

               (2) the Trustee may take any other action deemed proper by the Trustee which is not inconsistent with such direction.

SECTION 513.               WAIVER OF PAST DEFAULTS.

         The Holders of not less than a majority in principal amount of the Outstanding Notes may on behalf of the Holders of all the Notes waive any past default hereunder and its consequences, except a default

               (1) in the payment of the Principal of or interest on any Note, or

               (2) in respect of a covenant or provision hereof which under Article Nine cannot be modified or amended without the consent of the Holder of each Outstanding Note affected.

## CT01/CORCA/96930.38

         Upon any such waiver, such default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured, for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other default or impair any right consequent thereon.

SECTION 514.               UNDERTAKING FOR COSTS.

         In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as a trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section 514 does not apply to a suit by the Trustee, a suit by a Holder pursuant to Section 508, or a suit by Holders of more than 10% in aggregate principal amount of the then outstanding Notes or any suit for the enforcement of the right to convert any Note in accordance with Article Twelve.

SECTION 515.               WAIVER OF STAY OR EXTENSION LAWS.

         The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, or plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay or extension law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law and covenants that it will not hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law had been enacted.

                                   ARTICLE SIX

                                   THE TRUSTEE

SECTION 601.               CERTAIN DUTIES AND RESPONSIBILITIES.

         (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in their exercise, as a prudent person would exercise or use under the circumstances in the conduct of such person's own affairs.

         (b)      Except during the continuance of an Event of Default:

               (i)  The  Trustee   need  perform  only  those  duties  that  are
          specifically set forth in this Indenture or the Trust Indenture Act and no others; and

               (ii) in the absence of gross negligence, willful misconduct or bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the

## CT01/CORCA/96930.38
         opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture, but the Trustee need not verify the contents thereof.

         (c) The Trustee may not be relieved from liability for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

               (i) this Section 601(c) does not limit the effect of Section 601(b);

               (ii) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it is proved that the Trustee was negligent in ascertaining the pertinent facts; and

               (iii) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 512. (d) Every provision of this Indenture that in any way relates to the Trustee is subject to the provisions of the Trust Indenture Act and Sections 601(a), 601(b), and 601(c).

         (e) If an Event of Default has occurred and is continuing the Trustee may refuse to perform any duty or exercise any right or power hereunder unless it receives indemnity satisfactory to it against any loss, liability or expense.

SECTION 602.               NOTICE OF DEFAULTS.

         The Trustee shall give the Holders notice of any default hereunder as and to the extent provided by the Trust Indenture Act. For the purpose of this Section, the term "default" means any event which is, or after notice or lapse of time or both would become, an Event of Default.

SECTION 603.               CERTAIN RIGHTS OF TRUSTEE.

         Except as otherwise provided in Section 601:

         (a) The Trustee may conclusively rely on any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not investigate any fact or matter stated in the document, but the Trustee, in its discretion, may make such further inquiry or investigation into such facts or matters to the extent reasonably deemed necessary by it.

         (b) Whenever in the administration of this Indenture the Trustee shall deem it desirable that a matter be proved or established prior to taking, suffering or omitting any action hereunder, the Trustee (unless other evidence be herein specifically prescribed) may, subject to the provisions of Section 601(b)(ii), rely on an Officers' Certificate or an Opinion of Counsel or both. The Trustee shall not be liable for any actions it takes or omits to take in good faith (in the absence of gross negligence or willful misconduct) in reliance on such Officers' Certificate or Opinion of Counsel.

## CT01/CORCA/96930.38

         (c) The Trustee may act through agents and attorneys and shall not be responsible for the willful misconduct or gross negligence of any agents and attorneys appointed with due care.

         (d) Subject to the provisions of Section 601(c), the Trustee shall not be liable for any action it takes or omits to take in good faith which it believes to be authorized or within its rights or powers conferred by this Indenture.

         (e) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders pursuant to this Indenture, unless such Holders shall have offered to the Trustee reasonable indemnity against the costs, expenses and liabilities which might be incurred by it in compliance with such request or direction.

SECTION 604.               NOT RESPONSIBLE FOR RECITALS OR ISSUANCE OF NOTES.

         The recitals contained herein and in the Notes, except the Trustee's certificates of authentication, shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Indenture or of the Notes. The Trustee shall not be accountable for the use or application by the Company of Notes or the proceeds thereof.

SECTION 605.               MAY HOLD NOTES.

         The Trustee, any Authenticating Agent, any Paying Agent, any Note Registrar or any other agent of the Company, in its individual or any other capacity, may become the owner or pledgee of Notes and, subject to Sections 608 and 613, may otherwise deal with the Company with the same rights it would have if it were not Trustee, Authenticating Agent, Paying Agent, Note Registrar or such other agent.

SECTION 606.               MONEY HELD IN TRUST.

         Money held by the Trustee in trust hereunder need not be segregated from other funds except to the extent required by law. The Trustee shall be under no liability for interest on any money received by it hereunder except as otherwise agreed with the Company.

SECTION 607.               COMPENSATION AND REIMBURSEMENT.

         The Company agrees:

                  (1) to pay to the Trustee from time to time reasonable compensation for all services rendered by it hereunder (which compensation shall not be limited by any provision of law in regard to the compensation of a trustee of an express trust);

                  (2) except as otherwise expressly provided herein, to reimburse the Trustee upon its request for all reasonable expenses, disbursements and advances incurred or made by the Trustee in accordance with any provision of this Indenture (including the reasonable

## CT01/CORCA/96930.38
         compensation and the expenses and disbursements of its agents and counsel), except any such expense, disbursement or advance as may be attributable to its negligence or bad faith; and

                  (3) to indemnify the Trustee for, and to hold it harmless against, any loss, liability or expense incurred without negligence or willful misconduct on its part, arising out of or in connection with the acceptance or administration of this trust, including the costs and expenses of defending itself against any claim or liability in connection with the exercise or performance of any of its powers or duties hereunder.

         As security for the performance of the obligations of the Company under this Section the Trustee shall have a lien prior to the Notes upon all property and funds held or collected by the Trustee as such, except funds held in trust for the payment of Principal of or interest on Notes. The Provisions of this
Section 607 shall survive termination of this Indenture.

SECTION 608.               DISQUALIFICATION; CONFLICTING INTERESTS.

         If the Trustee has or shall acquire a conflicting interest, within the meaning of the Trust Indenture Act, it shall either eliminate such conflicting interest or resign, to the extent and in the manner provided by, and subject to the provisions of, the Trust Indenture Act and this Indenture.

SECTION 609.               CORPORATE TRUSTEE REQUIRED; ELIGIBILITY.

         There shall at all times be a Trustee hereunder which shall be a Person that is eligible pursuant to the Trust Indenture Act to act as such and has a combined capital and surplus of at least $100,000,000 and subject to supervision or examination by federal or state authority. If such Person publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such corporation shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time the Trustee shall cease to be eligible in accordance with the provisions of this Section, it shall resign immediately in the manner and with the effect hereinafter specified in this Article.

SECTION 610.               RESIGNATION AND REMOVAL; APPOINTMENT OF SUCCESSOR.

         (a) No resignation or removal of the Trustee and no appointment of a successor Trustee pursuant to this Article shall become effective until the acceptance of appointment by the successor Trustee under Section 611.

         (b) The Trustee may resign at any time by giving written notice thereof to the Company. If an instrument of acceptance by a successor Trustee shall not have been delivered to the Trustee within 30 days after the giving of such notice of resignation, the resigning Trustee may petition any court of competent jurisdiction for the appointment of a successor Trustee.

## CT01/CORCA/96930.38

         (c) The Trustee may be removed at any time by Act of the Holders of a majority in principal amount of the Outstanding Notes, delivered to the Trustee and to the Company.

         (d)      If at any time:

                  (1) the Trustee shall fail to comply with Section 608 after written request therefor by the Company or by any Holder who has been a bona fide Holder of a Note for at least six months, or

                  (2) the Trustee shall cease to be eligible under Section 609 and shall fail to resign after written request therefor by the Company or by any such Holder, or

                  (3) the Trustee shall become incapable of acting or shall be adjudged a bankrupt or insolvent or a receiver of the Trustee or of its property shall be appointed or any public officer shall take charge or control of the Trustee or of its property or affairs for the purpose of rehabilitation, conservation or liquidation, then, in any such case, (i) the Company by a Board Resolution may remove the Trustee, or (ii) subject to Section 514, any Holder may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

         (e) If the Trustee shall resign, be removed or become incapable of acting, or if a vacancy shall occur in the office of Trustee for any cause, the Company, by a Board Resolution, shall promptly appoint a successor Trustee. If, within one year after such resignation, removal or incapability, or the occurrence of such vacancy, a successor Trustee shall be appointed by Act of the Holders of a majority in principal amount of the Outstanding Notes delivered to the Company and the retiring Trustee, the successor Trustee so appointed shall, forthwith upon its acceptance of such appointment, become the successor Trustee and supersede the successor Trustee appointed by the Company. If no successor Trustee shall have been so appointed by the Company or the Holders and accepted appointment in the manner hereinafter provided, any Holder may, on behalf of himself and all others similarly situated, petition any court of competent jurisdiction for the appointment of a successor Trustee.

         (f) The Company shall give notice of each resignation and each removal of the Trustee and each appointment of a successor Trustee by mailing written notice of such event by first-class mail, postage prepaid, to all Holders as their names and addresses appear in the Note Register. Each notice shall include the name of the successor Trustee and the address of its Corporate Trust Office.

SECTION 611.               ACCEPTANCE OF APPOINTMENT BY SUCCESSOR.

         Every successor Trustee appointed hereunder shall execute, acknowledge and deliver to the Company and to the retiring Trustee an instrument accepting such appointment, and thereupon the resignation or removal of the retiring Trustee shall become effective and such successor Trustee, without any further act, deed or conveyance, shall become vested with all the rights, powers, trusts

## CT01/CORCA/96930.38
and duties of the retiring Trustee; but, on request of the Company or the successor Trustee, such retiring Trustee shall, upon payment of its charges, execute and deliver an instrument transferring to such successor Trustee all the rights, powers and trusts of the retiring Trustee and shall duly assign, transfer and deliver to such successor Trustee all Property and money held by such retiring Trustee hereunder, subject nevertheless to its lien, if any, provided for in Section 607. Upon request of any such successor Trustee, the Company shall execute any and all instruments for more fully and certainly vesting in and confirming to such successor Trustee all such rights, powers and trusts.

         No successor Trustee shall accept its appointment unless at the time of such acceptance such successor Trustee shall be qualified and eligible under this Article.

SECTION 612.        MERGER, CONVERSION, CONSOLIDATION OR SUCCESSION TO BUSINESS.

         Any corporation into which the Trustee may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which the Trustee shall be a party, or any corporation succeeding to all or substantially all the corporate trust business of the Trustee, shall be the successor of the Trustee hereunder, provided such corporation shall be otherwise qualified and eligible under this Article, without the execution or filing of any paper or any further act on the part of any of the parties hereto. In case any Notes shall have been authenticated, but not delivered, by the Trustee then in office, any successor by merger, conversion or consolidation to such authenticating Trustee may adopt such authentication and deliver the Notes so authenticated with the same effect as if such successor Trustee had itself authenticated such Notes.

SECTION 613.               PREFERENTIAL COLLECTION OF CLAIMS AGAINST COMPANY.

         If and when the Trustee shall be or become a creditor of the Company (or any other obligor upon the Notes), the Trustee shall be subject to the provisions of the Trust Indenture Act regarding the collection of claims against the Company (or any such other obligor).

SECTION 614.               APPOINTMENT OF AUTHENTICATING AGENT.

         At any time when any of the Notes remain Outstanding the Trustee may appoint an Authenticating Agent or Agents which shall be authorized to act on behalf of the Trustee to authenticate Notes issued upon exchange, registration of transfer or partial redemption thereof or pursuant to Section 306, and Notes so authenticated shall be entitled to the benefits of this Indenture and shall be valid and obligatory for all purposes as if authenticated by the Trustee hereunder. Wherever reference is made in this Indenture to the authentication and delivery of Notes by the Trustee or the Trustee's certificate of authentication, such reference shall be deemed to include authentication and delivery on behalf of the Trustee by an Authenticating Agent and a certificate of authentication executed on behalf of the Trustee by an Authenticating Agent. Each Authenticating Agent shall be acceptable to the Company and shall at all times be a corporation organized and doing business under the laws of the United States of America, any state thereof or the District of Columbia, authorized under such laws to act as Authenticating Agent, having a combined capital and surplus of not less than $50,000,000 and subject to supervision or examination by federal or state

## CT01/CORCA/96930.38
authority. If such Authenticating Agent publishes reports of condition at least annually, pursuant to law or to the requirements of said supervising or examining authority, then for the purposes of this Section, the combined capital and surplus of such Authenticating Agent shall be deemed to be its combined capital and surplus as set forth in its most recent report of condition so published. If at any time an Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, such Authenticating Agent shall resign immediately in the manner and with the effect specified in this Section.

         Any corporation into which an Authenticating Agent may be merged or converted or with which it may be consolidated, or any corporation resulting from any merger, conversion or consolidation to which such Authenticating Agent shall be a party, or any corporation succeeding to the corporate agency or corporate trust business of an Authenticating Agent, shall continue to be an Authenticating Agent, provided such corporation shall be otherwise eligible under this Section, without the execution or filing of any paper or any further act on the part of the Trustee or the Authenticating Agent.

         An Authenticating Agent may resign at any time by giving written notice thereof to the Trustee and to the Company. The Trustee may at any time terminate the agency of an Authenticating Agent by giving written notice thereof to such Authenticating Agent and to the Company. Upon receiving such a notice of resignation or upon such a termination, or in case at any time such Authenticating Agent shall cease to be eligible in accordance with the provisions of this Section, the Trustee may appoint a successor Authenticating Agent which shall be acceptable to the Company and shall mail written notice of such appointment by first-class mail, postage prepaid, to all Holders as their names and addresses appear in the Note Register. Any successor Authenticating Agent upon acceptance of its appointment hereunder shall become vested with all the rights, powers and duties of its predecessor hereunder, with like effect as if originally named as an Authenticating Agent herein. No successor Authenticating Agent shall be appointed unless eligible under the provisions of this Section.

         The Trustee agrees to pay to each Authenticating Agent from time to time reasonable compensation for its services under this Section, and the Trustee shall be entitled to be reimbursed for such payments, subject to the provisions of Section 607.

         If an appointment is made pursuant to this Section, the Notes may have endorsed thereon, in addition to the Trustee's certificate of authentication, an alternate certificate of authentication in the following form:

## CT01/CORCA/96930.38

         This is one of the Notes described in the within-mentioned Indenture.

                                                       FIRST UNION NATIONAL BANK

                                           .....................................
                                                                      As Trustee

                                        By .....................................

                                                         As Authenticating Agent

                                        By .....................................

                                                              Authorized Officer

                                  ARTICLE SEVEN

                HOLDERS' LISTS AND REPORTS BY TRUSTEE AND COMPANY

SECTION 701.         COMPANY TO FURNISH TRUSTEE NAMES AND ADDRESSES OF HOLDERS.

         The Company will furnish or cause to be furnished to the Trustee

                  (a) Semi-annually, not more than 5 days after each Regular Record Date, a list, in such form as the Trustee may reasonably require, of the names and addresses of, and the principal amount of the Notes held by, the Holders as of such Regular Record Date, and

                  (b) at such other times as the Trustee may request in writing, within 30 days after the receipt by the Company of any such request, a list of similar form and content as of a date not more than 15 days prior to the time such list is furnished;

excluding from any such list names and addresses received by the Trustee in its capacity as Note Registrar.

SECTION 702.            PRESERVATION OF INFORMATION; COMMUNICATIONS TO HOLDERS.

         (a) The Trustee shall preserve, in as current a form as is reasonably practicable, the names and addresses of Holders contained in the most recent list furnished to the Trustee as provided in Section 701 and the names and addresses of Holders received by the Trustee in its capacity as Note Registrar. The Trustee may destroy any list furnished to it as provided in Section 701 upon receipt of a new list so furnished.

## CT01/CORCA/96930.38

         (b) If three or more Holders (herein referred to as "applicants") apply in writing to the Trustee and such application states that the applicants desire to communicate with other Holders with respect to their rights under this Indenture or under the Notes and is accompanied by a copy of the form of proxy or other communication which such applicants propose to transmit, then the Trustee shall, within five business days after the receipt of such application, at its election, either

               (i) afford such applicants access to the information preserved at the time by the Trustee in accordance with Section 702(a), or

               (ii) inform such applicants as to the approximate number of Holders whose names and addresses appear in the information preserved at the time by the Trustee in accordance with Section 702(a), and as to the approximate cost of mailing to such Holders the form of proxy or other communication, if any, specified in such application.

         If the Trustee shall elect not to afford such applicants access to such information, the Trustee shall, upon the written request of such applicants, mail to each Holder whose name and address appear in the information preserved at the time by the Trustee in accordance with Section 702(a) a copy of the form of proxy or other communication which is specified in such request, with reasonable promptness after a tender to the Trustee of the material to be mailed and of payment, or provision for the payment, of the reasonable expenses of mailing, unless within five days after such tender the Trustee shall mail to such applicants and file with the Commission, together with a copy of the material to be mailed, a written statement to the effect that, in the opinion of the Trustee, such mailing would be contrary to the best interest of the Holders or would be in violation of applicable law. Such written statement shall specify the basis of such opinion. If the Commission, after opportunity for a hearing upon the objections specified in the written statement so filed, shall enter an order refusing to sustain any of such objections or if, after the entry of an order sustaining one or more of such objections, the Commission shall find, after notice and opportunity for hearing, that all the objections so sustained have been met and shall enter an order so declaring, the Trustee shall mail copies of such material to all such Holders with reasonable promptness after the entry of such order and the renewal of such tender; otherwise the Trustee shall be relieved of any obligation or duty to such applicants respecting their application.

         (c) Every Holder of Notes, by receiving and holding the same, agrees with the Company and the Trustee that neither the Company nor the Trustee nor any agent of either of them shall be held accountable by reason of the disclosure of any such information as to the names and addresses of the Holders in accordance with Section 702(b), regardless of the source from which such information was derived, and that the Trustee shall not be held accountable by reason of mailing any material pursuant to a request made under Section 702(b).

SECTION 703.               REPORTS BY TRUSTEE.

         (a) The Trustee shall transmit to all Holders such reports concerning the Trustee and its actions under this Indenture as may be required pursuant to
Section 313 of the Trust Indenture Act at the times and in the manner provided pursuant thereto.

## CT01/CORCA/96930.38

         (b) A copy of each such report shall, at the time of such transmission to Holders, be filed by the Trustee with each stock exchange upon which the Notes are listed, with the Commission and with the Company. The Company will notify the Trustee when the Notes are listed on any stock exchange.

SECTION 704.               REPORTS BY COMPANY.

         (a) The Company shall file with the Trustee copies of all reports and other information and documents that the Company is required to file with the Commission pursuant to the Exchange Act. Each such report or other information or document shall be filed with the Trustee within 15 days after filing of such report or other information or document with the Commission. The Company will mail or cause to be mailed to all Holders copies of all of (i) its annual reports to stockholders and (ii) quarterly reports to stockholders which are mailed to its institutional stockholders.

         (b) If the Company is at any time no longer subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act, the Company will prepare (i) for the first three quarters of each fiscal year of the Company, quarterly financial statements substantially equivalent to the financial statements required to be included in a report on Form 10-Q under the Exchange Act, and (ii) annually, complete audited consolidated financial statements, including, but not limited to, a balance sheet, a statement of operations, a statement of stockholders' equity and all appropriate notes. All such financial statements will be prepared in accordance with GAAP, except for changes with which the Company's independent accountants concur and except that quarterly financial statements may be subject to year-end adjustments. The Company will file or cause to be filed with the Trustee and will mail or cause to be mailed to the Holders a copy of such financial statements within 50 days after the end of each of the first three quarters of each fiscal year of the Company and within 95 days after the close of each fiscal year of the Company, respectively. Notwithstanding the foregoing, if the Company is no longer subject to such reporting requirements by reason of the acquisition of Capital Stock by, or merger or consolidation of the Company with, a Person which is subject to such reporting requirements or a Subsidiary of such a Person and such Person has unconditionally and irrevocably guaranteed payment in full when due of all amounts payable with respect to the Notes, then the Company need not prepare, file or mail the financial statements described in this Section 704(b); PROVIDED, HOWEVER, that such Person complies with Section 704(a) as if references therein to the Company were references to such Person.

                                  ARTICLE EIGHT

              CONSOLIDATION, MERGER, CONVEYANCE, TRANSFER OR LEASE

SECTION 801.               COMPANY MAY CONSOLIDATE, ETC., ONLY ON CERTAIN TERMS.

         The Company shall not consolidate with or merge into any other corporation or convey or transfer or lease its properties and assets substantially as an entirety to any Person, without the consent of Holders of the majority in aggregate principal amount of the Outstanding Notes, unless:

## CT01/CORCA/96930.38

                  (1) the corporation formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer, or which leases, the properties and assets of the Company substantially as an entirety shall be a corporation organized and existing under the laws of the United States of America, any state thereof or the District of Columbia and shall expressly assume, by an indenture supplemental hereto, executed and delivered to the Trustee, in form satisfactory to the Trustee, the due and punctual payment of the Principal of and interest on all the Notes and the performance of every covenant of this Indenture on the part of the Company to be performed or observed;

                  (2) immediately after giving effect to such transaction, no Event of Default, and no event which, after notice or lapse of time or both, would become an Event of Default, shall have occurred and be continuing;

                  (3) immediately after giving effect to such transaction, the Notes and this Indenture (as supplemented by any such supplemental indenture) will be valid and enforceable obligations of the Company or such successor; and

                  (4) the Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such consolidation, merger, conveyance, transfer or lease and such supplemental indenture comply with this Article and that all conditions precedent herein provided for relating to such transaction have been complied with.

SECTION 802.               SUCCESSOR CORPORATION SUBSTITUTED.

         Upon any consolidation or merger or any conveyance, transfer or lease of the properties and assets of the Company substantially as an entirety in accordance with Section 801, the successor corporation formed by such consolidation or into which the Company is merged or to which such conveyance, transfer or lease is made shall succeed to, and be substituted for, and may exercise every right and power of, the Company under this Indenture with the same effect as if such successor corporation had been named as the Company herein, and thereafter, except in the case of a lease, the predecessor corporation shall be relieved of all obligations and covenants under this Indenture and the Notes.

                                  ARTICLE NINE

                             SUPPLEMENTAL INDENTURES

SECTION 901.               SUPPLEMENTAL INDENTURES WITHOUT CONSENT OF HOLDERS.

         Without the consent of any Holder, the Company, when authorized by a Board Resolution, and the Trustee, at any time and from time to time, may enter into one or more indentures supplemental hereto, in form satisfactory to the Trustee, for any of the following purposes:

## CT01/CORCA/96930.38

               (1) to evidence the succession of another corporation to the Company and the assumption by any such successor of the covenants of the Company herein and in the Notes; or

               (2) to add to the covenants of the Company for the benefit of the Holders, or to surrender any right or power herein conferred upon the Company;

               (3) to cure any ambiguity, to correct or supplement any provision herein which may be inconsistent with any other provision herein, or to make any other provisions with respect to matters or questions arising under this Indenture which shall not be inconsistent with the provisions of this Indenture, provided such action shall not adversely affect the interests of the Holders in any material respect; or

               (4) to provide for uncertificated Notes in addition to or in lieu of certificated Notes;

PROVIDED, HOWEVER, that, in each case, the Company has delivered to the Trustee an Officers' Certificate stating that such amendment complies with the provisions of this Section 901 and an Opinion of Counsel stating that adoption of such amendment does not conflict with the provisions of this Section 901.

SECTION 902.               SUPPLEMENTAL INDENTURES WITH CONSENT OF HOLDERS.

         With the consent of the Holders of not less than a majority in principal amount of the Outstanding Notes, by an Act of said Holders delivered to the Company and the Trustee, the Company, when authorized by a Board Resolution, and the Trustee may enter into an indenture or indentures supplemental hereto for the purpose of adding any provisions to or changing in any manner or eliminating any of the provisions of this Indenture or of modifying in any manner the rights of the Holders under this Indenture; PROVIDED, HOWEVER, that no such supplemental indenture shall, without the consent of the Holder of each Outstanding Note affected thereby:

                  (1) change the Stated Maturity of the Principal of or any installment of interest on, any Note, or reduce the principal amount thereof or the rate of interest thereon, or change the place of payment where, or the coin or currency in which, any Note or the interest thereon is payable, or impair the right to institute suit for the enforcement of any such payment on or after the Stated Maturity thereof (or, in the case of redemption, on or after the Redemption Date or, in the case of an offer to purchase Notes by the Company pursuant to Article Ten which has been made, on or after the applicable Repayment
         Date), or modify the provisions of this Indenture with respect to the subordination of the Notes in a manner adverse to the Holders, or

                  (2) reduce the percentage in principal amount of the Outstanding Notes, the consent of whose Holders is required for any such supplemental indenture, or the consent of whose Holders is required for any waiver (of compliance with certain provisions of this Indenture or certain defaults hereunder and their consequences) provided for in this Indenture, or

## CT01/CORCA/96930.38

                  (3) modify any of the provisions of this Section, or Section 513, except to increase any such percentage or to provide that certain other provisions of this Indenture cannot be modified or waived without the consent of the Holder of each Outstanding Note affected thereby, or

                  (4) following the making of an offer to purchase Notes by the Company pursuant to Article Ten, modify the provisions of this Indenture with respect to the Company's obligation to purchase such Notes in a manner adverse to such Holder, or

                  (5) modify the provisions of this Indenture with respect to a Holder's right to convert the Notes in a manner adverse to such Holder.

         It shall not be necessary for any Act of Holders under this Section to approve the particular form of any proposed supplemental indenture, but it shall be sufficient if such Act shall approve the substance thereof.

         After an amendment or waiver under this Section 902 becomes effective, the Company shall mail to Holders a notice briefly describing the amendment or waiver. Any failure of the Company to mail such notices, or any defect therein, shall not, however, in any way, impair or affect the validity of any such amendment or waiver.

SECTION 903.               EXECUTION OF SUPPLEMENTAL INDENTURES.

         In executing, or accepting the additional trusts created by, any supplemental indenture permitted by this Article or the modifications thereby of the trusts created by this Indenture, the Trustee shall be entitled to receive, and (subject to Section 601) shall be fully protected in relying upon, an Opinion of Counsel stating that the execution of such supplemental indenture is authorized or permitted by this Indenture. The Trustee may, but shall not be obligated to, enter into any such supplemental indenture which affects the Trustee's own rights, duties or immunities under this Indenture or otherwise.

SECTION 904.               EFFECT OF SUPPLEMENTAL INDENTURES.

         Upon the execution of any supplemental indenture under this Article, this Indenture shall be modified in accordance therewith, and such supplemental indenture shall form a part of this Indenture for all purposes; and every Holder of Notes theretofore or thereafter authenticated and delivered hereunder shall be bound thereby.

SECTION 905.               REVOCATION AND EFFECT OF CONSENTS.

         Until an amendment, supplemental indenture or waiver becomes effective, a consent to it by a Holder of a Note is a continuing consent by such Holder and every subsequent Holder of a Note or portion of a Note that evidences the same debt as such consenting Holder's Note, even if notation of the consent is not made on any Note. However, prior to becoming effective, any such Holder or subsequent Holder may revoke the consent as to its Notes or a portion thereof if the Trustee receives

## CT01/CORCA/96930.38
written notice of revocation before the consent of Holders of the requisite aggregate principal amount of Notes then outstanding has been obtained and not revoked.

         The Company may, but shall not be obligated to, fix a record date for the purpose of determining the Holders entitled to consent to any amendment or waiver. If a record date is fixed, then notwithstanding the provisions of the immediately preceding paragraph, those Persons who were Holders at such record date (or their duly designated proxies), and only those Persons, shall be entitled to consent to such amendment or waiver or to revoke any consent previously given, whether or not such Persons continue to be Holders after such record date. No consent shall be valid or effective for more than 90 days after such record date unless consents from Holders of the principal amount of Notes required hereunder for such amendment or waiver to be effective shall have also been given and not revoked within such 90-day period.

         After an amendment or waiver becomes effective it shall bind every Holder; PROVIDED, HOWEVER, that in the case of any amendment referred to in clauses (1) through (5) of Section 902 such amendment shall bind each Holder of a Note who has consented to it and every subsequent Holder of a Note that evidences the same debt as the consenting Holder's Note.

SECTION 906.               CONFORMITY WITH TRUST INDENTURE ACT.

         Every supplemental indenture executed pursuant to this Article shall conform to the requirements of the Trust Indenture Act as then in effect.

SECTION 907.               REFERENCE IN NOTES TO SUPPLEMENTAL INDENTURES.

         Notes authenticated and delivered after the execution of any supplemental indenture pursuant to this Article may, and shall if required by the Trustee, bear a notation in form approved by the Trustee as to any matter provided for in such supplemental indenture. If the Company shall so determine, new Notes so modified as to conform, in the opinion of the Trustee and the Board of Directors, to any such supplemental indenture may be prepared and executed by the Company and authenticated and delivered by the Trustee in exchange for Outstanding Notes.

SECTION 908.               SUBORDINATION UNIMPAIRED.

         No supplemental indenture entered into under this Article shall directly or indirectly modify the provisions of Article Thirteen or the definition of Senior Indebtedness in any manner which might alter or impair the subordination of the Notes with respect to Senior Indebtedness then outstanding unless each holder of such Senior Indebtedness has consented thereto in writing.

## CT01/CORCA/96930.38

                                   ARTICLE TEN

                                    COVENANTS

SECTION 1001.              PAYMENT OF PRINCIPAL AND INTEREST.

         The Company will duly and punctually pay the Principal of and interest on the Notes in accordance with the terms of the Notes and this Indenture. Principal and interest shall be considered paid on the date due if the Paying Agent (other than the Company or a Subsidiary) prior to 10:00 a.m., New York City time, on that date holds money in immediately available funds and in accordance with this Indenture designated for and sufficient to pay in cash all Principal and interest then due and the Paying Agent is not prohibited from paying such money to Holders on that date pursuant to the terms of this Indenture.

         To the extent lawful, the Company shall pay interest (including post-petition interest in any proceeding under Title 11 of the U.S. Code or any similar federal, foreign or state law for the relief of debtors) on (i) overdue Principal and repurchase price, if any, of the Notes at the rate borne by the Notes and (ii) overdue installments of interest at the same rate.

SECTION 1002.              MAINTENANCE OF OFFICE OR AGENCY.

         The Company will maintain in New York, New York or Newark, New Jersey, an office or agency where Notes may be presented or surrendered for payment, where Notes may be surrendered for registration of transfer or exchange and where notices and demands to or upon the Company in respect of the Notes and this Indenture may be served. The Company will give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee, and the Company hereby appoints the Trustee as its agent to receive all such presentations, surrenders, notices and demands.

         The Company may also from time to time designate one or more other offices or agencies (in or outside New York, New York or Newark, New Jersey) where the Notes may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; PROVIDED, HOWEVER, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in New York, New York or Newark, New Jersey for such purposes. The Company will give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

SECTION 1003.              MONEY FOR NOTE PAYMENTS TO BE HELD IN TRUST.

         If the Company or any Affiliate of the Company shall at any time act as its own Paying Agent, it will, on or before each due date of the Principal of or interest on any of the Notes, segregate and hold in trust for the benefit of the Persons entitled thereto a sum sufficient to pay the Principal

## CT01/CORCA/96930.38
or interest so becoming due until such sums shall be paid to such Persons or otherwise disposed of as herein provided and will promptly notify the Trustee of its action or failure so to act.

         Whenever the Company shall have one or more Paying Agents, it will, on or before each due date of the Principal of or interest on any Notes, deposit with a Paying Agent a sum sufficient to pay the Principal or interest so becoming due, such sum to be held in trust for the benefit of the Persons entitled to such Principal or interest, and (unless such Paying Agent is the Trustee) the Company will promptly notify the Trustee of its action or failure so to act.

         The Company will cause each Paying Agent other than the Trustee to execute and deliver to the Trustee an instrument in which such Paying Agent shall agree with the Trustee, subject to the provisions of this Section, that such Paying Agent will:

                  (1) hold all sums held by it for the payment of the Principal of or interest on Notes in trust for the benefit of the Persons entitled thereto until such sums shall be paid to such Persons or otherwise disposed of as herein provided:

                  (2) give the Trustee notice of any default by the Company (or any other obligor upon the Notes) in the making of any payment of Principal or interest; and

                  (3) at any time during the continuance of any such default, upon the written request of the Trustee, forthwith pay to the Trustee all sums so held in trust by such Paying Agent.

         The Company may at any time, for the purpose of obtaining the satisfaction and discharge of this Indenture or for any other purpose, pay, or by Company Order direct any Paying Agent to pay, to the Trustee all sums held in trust by the Company or such Paying Agent, such sums to be held by the Trustee upon the same trusts as those upon which such sums were held by the Company or such Paying Agent; and, upon such payment by any Paying Agent to the Trustee, such Paying Agent (if other than the Company, a Subsidiary or an Affiliate thereof) shall be released from all further liability with respect to such money.

         Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the Principal of or interest on any Note and remaining unclaimed for six years after such Principal or interest has become due and payable shall be paid to the Company on Company Request, or (if then held by the Company) shall be discharged from such trust; and the Holder of such Note shall thereafter, as an unsecured general creditor, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; PROVIDED, HOWEVER, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in a newspaper published in the English language, customarily published on each Business Day and of general circulation in New York, New York, notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such publication, any unclaimed balance of such money then remaining will be repaid to the Company.

## CT01/CORCA/96930.38

SECTION 1004.              CORPORATE EXISTENCE.

         Subject to Article Eight, the Company shall do or cause to be done all things necessary to preserve and keep in full force and effect the corporate existence, rights (charter and statutory) and franchises of the Company and its Subsidiaries, and shall comply with all statutes, rules, regulations and orders of and restrictions imposed by governmental and administrative authorities and agencies applicable to the Company and its Subsidiaries; PROVIDED, HOWEVER, that the foregoing shall not obligate the Company to preserve any such right or franchise if the Company shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company and its Subsidiaries and that the loss thereof is not disadvantageous in any material respect to any Holder.

SECTION 1005.              CHANGE OF CONTROL.

         (a) In the event of a Change of Control, the Company shall give or cause to be given written notice in the form of an Officers' Certificate (the "Change of Control Notice") to all Holders, the Trustee and the Paying Agent of such event and shall make an offer to purchase (as the same may be extended in accordance with applicable law, the "Change of Control Offer") all then Outstanding Notes at a purchase price equal to 100% of the principal amount thereof plus accrued and unpaid interest thereon to the Change of Control Payment Date. The Change of Control Notice shall be given in accordance with
Section 1105 and the Change of Control Offer shall be made not more than 30 days following the date of the Change of Control (the "Change of Control Date"), unless the Company has previously given a notice of optional redemption by the Company of all of the Notes in accordance with this Indenture. The Change of Control Notice shall set forth:

                  (i) that a Change of Control has occurred and, unless the Notes are subject to a notice of optional redemption described above, that the Company is offering to repurchase all of the Outstanding Notes;

                  (ii) a brief description of such Change of Control and, to the extent readily available to the Company, information with respect to pro forma consolidated income, cash flow and capitalization of the Company after giving effect to such Change of Control and such other financial information relating to the Company with respect to such Change of Control as the Company may, in its sole discretion, deem relevant to a decision whether to convert or hold Notes or tender Notes in connection with such Change of Control Offer;

                  (iii)  the repurchase price (the "Change of Control Payment");

                  (iv) the expiration date of the Change of Control Offer, which shall be no earlier than 30 days nor later than 60 days from the date the Change of Control Notice is mailed;

                  (v) the date such purchase shall be effected, which shall be no later than 30 days after the expiration date of the Change of Control Offer (the "Change of Control Payment Date");

## CT01/CORCA/96930.38

               (vi) that, unless the Company defaults in the payment of the Change of Control Payment, all Notes or portions thereof accepted for payment pursuant to the Change of Control Offer shall cease to accrue interest on and after the Change of Control Payment Date;

               (vii) the Conversion Price;

               (viii) the name and address of the Paying Agent and the Conversion Agent;

               (ix) that Notes (duly endorsed for transfer to the Company), together with the form of "Option of Holder to Elect Repurchase" thereon completed and signed, must be surrendered to the Paying Agent prior to the expiration of the Change of Control Offer to collect the Change of Control Payment; and

               (x) any other information required by applicable law to be included therein and any other procedures that a Holder must follow in order to have Notes repurchased.

     (b) The Change of Control Offer shall remain open until the close of business on the expiration date of the Change of Control Offer. Each Holder shall have the right to withdraw his tender in accordance with applicable rules promulgated by the Commission under the Exchange Act.

     (c) In the event that the Company is required to make a Change of Control offer, the Company will comply with any applicable securities laws and regulations, including, to the extent applicable, Section 14(e) of, and Rule 14e-1 under, the Exchange Act.

     (d) On the Change of Control Payment Date, the Company shall, to the extent lawful:

               (i) accept for payment Notes or portions thereof tendered pursuant to the Change of Control Offer;

               (ii) deposit with the Paying Agent in immediately available funds an amount equal to the Change of Control Payment with respect to all Notes or portions thereof so accepted; and

               (iii) deliver to cause to be delivered to the Trustee the Notes so accepted together with an Officers' Certificate stating the Notes or portions thereof tendered to the Company.

     (e) The Paying Agent shall promptly (but in any case not later than five Business Days after the Change of Control Payment Date) mail to each Holder of Notes so accepted payment in an amount equal to the Change of Control Payment for such Notes, and the Trustee shall promptly authenticate and mail to each Holder a new Note equal in principal amount to any unpurchased portion of the Notes surrendered by such Holder, if any; provided, that each such new Note shall be in principal amount of $1,000 or an integral multiple thereof. The Company shall publicly announce the results of all repurchases pursuant to this
Section 1005 on or as soon as practicable after the Change of Control Payment Date.

## CT01/CORCA/96930.38

SECTION 1006.              PAYMENT OF TAXES AND OTHER CLAIMS.

         The Company will pay or discharge or cause to be paid or discharged, before the same shall become delinquent, (1) all taxes, assessments and governmental charges levied or imposed upon the Company or any Subsidiary or upon the income, profits or Property of the Company or any Subsidiary and (2) all lawful claims for labor, material and supplies which, if unpaid, might by law become a lien upon the Property of the Company or any Subsidiary; PROVIDED, HOWEVER, that the Company shall not be required to pay or discharge or cause to be paid or discharged any such tax, assessment, charge or claim whose amount, applicability or validity is being contested in good faith by appropriate proceedings and for which disputed amounts adequate reserves (in the good faith judgment of the Board of Directors evidenced by a Board Resolution) have been established.

SECTION 1007.              BOOKS AND RECORDS.

         The Company shall, and shall cause each Subsidiary to, at all times keep proper books of record and account in which proper entries shall be made in accordance with generally accepted accounting principles and, to the extent applicable, regulatory accounting principles.

SECTION 1008.              STATEMENT BY OFFICERS AS TO DEFAULT.

         The Company shall deliver to the Trustee, within 120 days after the end of each fiscal year of the Company, an Officers' Certificate stating that a review of the activities of the Company and the Subsidiaries during the preceding fiscal year has been made under the supervision of the signing Officer with a view to determining whether the Company has kept, observed, performed and fulfilled its obligations under this Indenture and further stating, as to such Officer, that to the best of his or her knowledge the Company has kept, observed, performed and fulfilled each and every covenant and condition contained in this Indenture and is not in default in the performance or observance of any of the terms, provisions and conditions hereof (or, if an Event of Default or an event which with notice, the passage of time or both would be an Event of Default shall have occurred, describing all such defaults or Events of Default of which he or she may have knowledge and what action the Company is taking or proposes to take with respect thereto), and that, to the best of his or her knowledge, no event has occurred and remains in existence by reason of which payments on account of the Principal of or interest on the Notes are prohibited.

SECTION 1009.              STAY, EXTENSION AND USURY LAWS.

         The Company covenants (to the extent that it may lawfully do so) that it will not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law wherever enacted, now or at any time hereafter in force, which may affect the covenants or the performance of this Indenture; and the Company (to the extent it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it will not, by resort to any such law, hinder, delay or impede the execution of any power herein granted to the Trustee, but will suffer and permit the execution of every such power as though no such law has been enacted.

## CT01/CORCA/96930.38

                                 ARTICLE ELEVEN

                               REDEMPTION OF NOTES

SECTION 1101.              RIGHT OF REDEMPTION.

         The Notes shall not be redeemable at the option of the Company prior to May 1, 2000. The Company may, at its option, redeem all or any part of the Notes at any time on or after May 1, 2000, at the Redemption Prices specified in the form of Note hereinbefore set forth for redemptions, together with interest accrued to the Redemption Date.

SECTION 1102.              APPLICABILITY OF ARTICLE.

         Redemption of Notes at the election of the Company shall be made in accordance with this Article and such Notes.

SECTION 1103.              ELECTION TO REDEEM; NOTICE TO TRUSTEE.

         The election of the Company to redeem any Notes pursuant to Section 1101 shall be evidenced by a Board Resolution. In case of any redemption at the election of the Company of less than all the Notes, the Company shall, at least 15 days prior to mailing any notice of redemption to the Holders (unless the Trustee consents to a shorter period), notify the Trustee of such Redemption Date and of the principal amount of Notes to be redeemed.

SECTION 1104.              SELECTION BY TRUSTEE OF NOTES TO BE REDEEMED.

         If less than all the Notes are to be redeemed, the particular Notes to be redeemed shall be selected not more than 60 days or less than 30 days prior to the Redemption Date by the Trustee, from the Outstanding Notes not previously called for redemption, in compliance with the requirements of the principal national securities exchange, if any, on which the Notes are quoted or listed, or if not quoted or listed, by lot or such other method that complies with applicable legal requirements and that the Trustee shall deem fair and appropriate and which may provide for the selection for redemption of portions (equal to $1,000 or any integral multiple thereof) of the principal amount of Notes of a denomination larger than $1,000.

         The Trustee shall promptly notify the Company and each Note Registrar in writing of the Notes selected for redemption and, in the case of any Notes selected for partial redemption, the principal amount thereof to be redeemed.

         For all purposes of this Indenture, unless the context otherwise requires, all provisions relating to the redemption of Notes shall relate, in the case of any Notes redeemed or to be redeemed only in part, to the portion of the principal amount of such Note which has been or is to be redeemed.

## CT01/CORCA/96930.38

SECTION 1105.              NOTICE OF REDEMPTION.

         Notice of redemption shall be given by first-class mail, postage prepaid, mailed not less than 30 nor more than 60 days prior to the Redemption Date, to each Holder of Notes to be redeemed, at his address appearing in the Note Register.

         In order to facilitate the redemption of Outstanding Notes, the Board of Directors may fix by Board Resolution a record date for the determination of Outstanding Notes to be redeemed; not more than 60 days nor less than 30 days prior to the applicable Redemption Date.

         All notices of redemption shall state:

               (1) the Redemption Date;

               (2) the Redemption Price;

               (3) the Conversion Price;

               (4) the name and  address  of the  Paying  Agent  and  Conversion
          Agent;

               (5) that Notes called for redemption may be converted at any time before the close of business on the Business Day immediately preceding the Redemption Date in accordance with Article Twelve;

               (6) that Holders who want to convert Notes must satisfy the requirements in the Paragraph of the Notes entitled "Conversion;"

               (7) that Notes called for redemption must be surrendered to the Paying Agent to collect the Redemption Price;

               (8) the CUSIP number of the Notes;

               (9) if fewer than all of the outstanding Notes are to be redeemed, the certificate numbers and principal amounts of the particular Notes to be redeemed;

               (10) if any Note is being redeemed in part, that, after the Redemption Date, upon surrender of such Note, a new Note or Notes in principal amount equal to the unredeemed portion will be issued; and

               (11) that unless the Company defaults in making such redemption payment or the Paying Agent is prohibited from making such redemption payment pursuant to the terms of this Indenture, interest on Notes called for redemption ceases to accrue on and after the Redemption Date.

## CT01/CORCA/96930.38

         Notice of redemption of Notes to be redeemed at the election of the Company shall be given by the Company or, at the Company's request, by the Trustee in the name and at the expense of the Company.

SECTION 1106.              DEPOSIT OF REDEMPTION PRICE.

         On or before any Redemption Date, the Company shall deposit with the Trustee or with a Paying Agent (or, if the Company is acting as its own Paying Agent, segregate and hold in trust as provided in Section 1003) an amount of money sufficient to pay the Redemption Price of, and (ex cept if the Redemption Date shall be an Interest Payment Date) accrued interest on, all the Notes which are to be redeemed on that date.

SECTION 1107.              NOTES PAYABLE ON REDEMPTION DATE.

         Notice of redemption having been given as aforesaid, the Notes so to be redeemed shall, on the Redemption Date, become due and payable at the Redemption Price therein specified, and from and after such date (unless the Company shall default in the payment of the Redemption Price and accrued interest) such Notes shall cease to bear interest. Upon surrender of any such Note for redemption in accordance with said notice, such Note shall be paid by the Company at the Redemption Price, together with accrued interest to the Redemption Date; PROVIDED, HOWEVER, that installments of interest whose Stated Maturity is on or prior to the Redemption Date shall be payable to the Holders of such Notes, or one or more Predecessor Notes, registered as such at the close of business on the relevant record dates according to their terms and the provisions of Section 307.

         If any Note called for redemption shall not be so paid upon surrender thereof for redemption, the Principal shall, until paid, bear interest from the Redemption Date at the rate borne by the Note.

SECTION 1108.              NOTES REDEEMED IN PART.

         Any Note which is to be redeemed only in part shall be surrendered at an office or agency of the Company designated for that purpose pursuant to
Section 1002 (with, if the Company or the Trustee so requires, due endorsement by, or a written instrument of transfer in form satisfactory to the Company and the Trustee duly executed by, the Holder thereof or his attorney duly authorized in writing), and the Company shall execute, and the Trustee shall authenticate and deliver to the Holder of such Note without service charge, a new Note or Notes, of any authorized denomination as requested by such Holder, in aggregate principal amount equal to and in exchange for the unredeemed portion of the principal of the Note so surrendered.

## CT01/CORCA/96930.38

                                 ARTICLE TWELVE

                               CONVERSION OF NOTES

SECTION 1201.              CONVERSION PRIVILEGE.

         Each Holder may, at such Holder's option, at any time prior to the close of business on May 1, 2004, unless earlier redeemed or repurchased, convert such Holder's Notes, in whole or in part (in denominations of $1,000 or multiples thereof), at 100% of the principal amount so converted, into shares of Common Stock at a conversion price per share equal to $10.92, as such conversion price may be adjusted from time to time in accordance with this Article Twelve (the "Conversion Price").

SECTION 1202.              CONVERSION PROCEDURE.

         (a) To convert a Note, the Holder thereof must (1) complete and sign the "Form of Election to Convert" thereon (unless such Holder is The Depository Trust Company ("DTC") or its nominee, in which case the customary procedures of DTC will apply), (2) surrender such Note to the Conversion Agent, (3) furnish appropriate endorsements and transfer documents if required by the Note Registrar or the Conversion Agent and (4) pay any transfer or similar tax if required by Section 1206. The Conversion Agent (if other than the Company) shall promptly (and in any event within two business days) notify the Company of each such conversion. The Company's delivery to the Holder of a fixed number of shares of Common Stock (and any cash in lieu of fractional shares of Common Stock into which such Note is converted) shall be deemed to satisfy the Company's obligation to pay the principal amount of such Note and, except as provided in the next sentence, all accrued interest on such Note. If such Note (including a Note which has been called for redemption and even if a Change of Control Offer has been made) is converted after a Regular Record Date and prior to the related Interest Payment Date, the full interest installment on such Note scheduled to be paid on such Interest Payment Date shall be payable on such Interest Payment Date to the Holder of record at the close of business on such record date.

         (b) As promptly as practicable after the surrender of a Note in compliance with this Section 1202, the Company shall issue and deliver at the office or agency of the Note Registrar or the Conversion Agent to such Holder, or on such Holder's written order, a certificate or certificates for the full number of whole shares of Common Stock issuable upon the conversion of such Note in accordance with the provisions of this Article Twelve and a check or cash with respect to any fractional share of Common Stock arising upon such conversion as provided in Section 1203. In case any Note of a denomination greater than $1,000 shall be surrendered for partial conversion, then, subject to Article Two, the Company shall execute and the Trustee shall authenticate and deliver to the Holder of the Note so surrendered, without charge to such Holder, a new Note or Notes in authorized denominations in an aggregate principal amount equal to the unconverted portion of the surrendered Note.

         (c) Each conversion shall be deemed to have been effected on the date on which such Note shall have been surrendered in compliance with this Section 1202, and the Person in whose name any certificate or certificates for shares of Common Stock shall be issuable upon such

## CT01/CORCA/96930.38
conversion shall be deemed to have become on said date the holder of record of the shares of Common Stock represented thereby for all purposes; PROVIDED, HOWEVER, that no surrender of a Note on any date when the stock transfer books of the Company shall be closed shall be effective to constitute the Person or Persons entitled to receive such shares upon such conversion as the record holder or holders of such shares on such date, but such surrender shall be effective to constitute the Person or Persons entitled to receive such shares as the record holder or holders thereof for all purposes at the close of business on the next succeeding day on which such stock transfer books are open and, in any such case, such conversion shall be at the Conversion Price in effect on the date on which such Note shall have been surrendered. If the last day on which a Note may be converted is not a Business Day, the Note may be surrendered to that Conversion Agent on the next succeeding Business Day. Provisions of this Indenture that apply to conversion of all of a Note also apply to conversion of a portion of such Note.

SECTION 1203.              CASH PAYMENTS IN LIEU OF FRACTIONAL SHARES.

         No fractional shares of Common Stock or scrip representing fractional shares of Common Stock shall be issued upon conversion of Notes. If more than one Note shall be surrendered for conversion at one time by the same Holder, the full number of whole shares of Common Stock which shall be issuable upon conversion shall be computed on the basis of the aggregate principal amount of Notes (or specified portions thereof to the extent permitted hereby) so surrendered. If any fractional share of Common Stock would be issuable upon the conversion of any Note or Notes, the Company shall make an adjustment therefor in cash at the Current Market Price of the Common Stock as of the close of business on the Business Day prior to such conversion.

SECTION 1204.              ADJUSTMENT OF CONVERSION PRICE.

         (a) If the Company shall (i) pay a dividend or other distribution, in Common Stock, on any class of Capital Stock of the Company, (ii) subdivide the outstanding Common Stock into a greater number of shares by any means or (iii) combine the outstanding Common Stock into a smaller number of shares by any means (including, without limitation, a reverse stock split), then in each such case the Conversion Price in effect immediately prior thereto shall be adjusted so that the Holder of any Note thereafter surrendered for conversion shall be entitled to receive the number of shares of Common Stock that such Holder would have owned or have been entitled to receive upon the happening of such event had such Note been converted immediately prior to the relevant record date or, if there is no such record date, the effective date of such event. An adjustment made pursuant to this Section 1204(a) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the effective date of such subdivision or combination, as the case may be.

         (b) If the Company shall (i) issue or distribute (at a price per share less than the Current Market Price per share of such Capital Stock on the date of such issuance or distribution) Capital Stock generally to holders of Common Stock or to holders of any class or series of Capital Stock which is convertible into or exchangeable or exercisable for Common Stock (excluding an issuance or distribution of Common Stock described in Section 1204(a)) or (ii) issue or distribute generally

## CT01/CORCA/96930.38
to such holders rights, warrants, options or convertible or exchangeable securities entitling the holder thereof to subscribe for, purchase, convert into or exchange for Capital Stock at a price per share less than the Current Market Price per share of such Capital Stock on the date of issuance or distribution, then, in each such case, at the earliest of (A) the date the Company enters into a firm contract for such issuance or distribution, (B) the record date for the determination of stockholders entitled to receive any such Capital Stock or any such rights, warrants, options or convertible or exchangeable securities or (C) the date of actual issuance or distribution of any such Capital Stock or any such rights, warrants, options or convertible or exchangeable securities, the Conversion Price shall be reduced by multiplying the Conversion Price in effect immediately prior to such earliest date by:

                  (x) if such Capital Stock is Common Stock, a fraction the numerator of which is the number of shares of Common Stock outstanding on such earliest date plus the number of shares of Common Stock which could be purchased at the Current Market Price per share of Common Stock on the date of such issuance or distribution with the aggregate consideration (based on the Fair Market Value thereof) received or receivable by the Company either (A) in connection with such issuance or distribution or (B) upon the conversion, exchange, purchase or subscription of all such rights, warrants, options or convertible or exchangeable securities (the "Aggregate Consideration"), and the denominator of which is the number of shares of Common Stock outstanding on such earliest date plus the number of shares of Common Stock to be so issued or distributed or to be issued upon the conversion, exchange, purchase or subscription of all such rights, warrants, options or convertible or exchangeable securities; or

                  (y) if such Capital Stock is other than Common Stock, a fraction the numerator of which is the Current Market Price per share of Common Stock on such earliest date minus an amount equal to (A) the difference between of (1) the Current Market Price per share of such Capital Stock multiplied by the number of shares of such Capital Stock to be so issued and (2) the Aggregate Consideration, divided by (B) the number of shares of Common Stock outstanding on such date, and the denominator of which is the Current Market Price per share of Common Stock on such earliest date.

Such adjustment shall be made successively whenever any such Capital Stock, rights, warrants, options or convertible or exchangeable securities are so issued or distributed. In determining whether any rights, warrants, options or convertible or exchangeable securities entitle the holders thereof to subscribe for, purchase, convert into or exchange for shares of such Capital Stock at less than such Current Market Price, there shall be taken into account the Fair Market Value of any consideration received or receivable by the Company for such rights, warrants, options or convertible or exchangeable securities (including, upon exercise thereof). If any right, warrant, option or convertible or exchangeable securities, the issuance of which resulted in an adjustment in the Conversion Price pursuant to this Section 1204(b), shall expire and shall not have been exercised, the Conversion Price shall immediately upon such expiration be recomputed to the Conversion Price which would have been in effect if such right, warrant, option or convertible or exchangeable securities had never been distributed or issued. Notwithstanding anything contained in this paragraph to the contrary, the issuance of Capital Stock upon the exercise of such rights, warrants or options or the conversion or exchange of such convertible or exchangeable securities will not

## CT01/CORCA/96930.38
cause an adjustment in the Conversion Price if no such adjustment would have been required at the time such right, warrant, option or convertible or exchangeable security was issued or distributed; PROVIDED, HOWEVER, that, if the consideration payable upon such exercise, conversion or exchange and/or the Capital Stock receivable thereupon are changed after the time of the issuance or distribution of such right, warrant, option or convertible or exchangeable security, then such change shall be deemed to be the expiration thereof without having been exercised and the issuance or distribution of new options, rights, warrants or convertible or exchangeable securities.

         Notwithstanding anything contained in this Indenture to the contrary, options, rights or warrants issued or distributed by the Company, including options, rights or warrants distributed prior to the date of this Indenture, to holders of Common Stock generally which, until the occurrence of a specified event or events (a "Trigger Event"), (i) are deemed to be transferred with Common Stock, (ii) are not exercisable and (iii) are also issued on a pro rata basis with respect to future issuances of Common Stock, shall be deemed not to have been issued or distributed for purposes of this Section 1204 (and no adjustment to the Conversion Price under this Section 1204 will be required) until the occurrence of the earliest Trigger Event. Upon the occurrence of a Trigger Event, such options, rights or warrants shall continue to be deemed not to have been issued or distributed for purposes of this Section 1204 (and no adjustment to the Conversion Price under this Section 1204 will be required) if and for so long as each Holder who thereafter converts such Holder's Notes shall be entitled to receive upon such conversion, in addition to the shares of Common Stock issuable upon such conversion, a number of such options, rights or warrants, as the case may be, equal to the number of options, rights or warrants to which a holder of the number of shares of Common Stock equal to the number of shares of Common Stock issuable upon conversion of such Holder's Notes is entitled to receive at the time of such conversion in accordance with the terms and provisions of and applicable to such options, rights or warrants. Upon the expiration of any such options, rights or warrants or at such time, if any, as a Holder is not entitled to receive such options, rights or warrants upon conversion of such Holder's Notes, an adjustment (if any is required) to the Conversion Price shall be made in accordance with this Section 1204(b) with respect to the issuance of all such options, rights and warrants as of the date of issuance thereof, but subject to the provisions of the preceding paragraph. If any such option, right or warrant, including any such options, rights or warrants distributed prior to the date of this Indenture, are subject to events, upon the occurrence of which such options, rights or warrants become exercisable to purchase different securities, evidences of indebtedness, cash, Properties or other assets or different amounts thereof, then, subject to the preceding provisions of this paragraph, the date of the occurrence of any and each such event shall be deemed to be the date of distribution and record date with respect to new options, rights or warrants with such new purchase rights (and a termination or expiration of the existing options, rights or warrants without exercise thereof). In addition, in the event of any distribution (or deemed distribution) of options, rights or warrants, or any Trigger Event or other event of the type described in the preceding sentence, that required (or would have required but for the provisions of Section 1204(e) or this paragraph) an adjustment to the Conversion Price under this Section 1204 and such options, rights or warrants shall thereafter have been redeemed or repurchased without having been exercised, then the Conversion Price shall be adjusted upon such redemption or repurchase to give effect to such distribution, Trigger Event or other event, as the case may be, as though it had instead been a cash distribution, equal on a per share basis to the result of the aggregate redemption or repurchase price received by holders of such options, rights or warrants divided by

## CT01/CORCA/96930.38
the number of shares of Common Stock outstanding as of the date of such repurchase or redemption, made to holders of Common Stock generally as of the date of such redemption or repurchase.

         (c) If the Company shall pay or distribute, as a dividend or otherwise, generally to holders of Common Stock or any class or series of Capital Stock which is convertible into or exercisable or exchangeable for Common Stock any assets, Properties or rights (including, without limitation, evidences of indebtedness of the Company, any Subsidiary or any other Person, cash or Capital Stock or other securities of the Company, any Subsidiary or any other Person, but excluding payments and distributions as described in Section 1204(a) or 1204(b), dividends and distributions in connection with the liquidation, dissolution or winding up of the Company in its entirety and distributions consisting solely of cash described in Section 1204(d)), then in each such case the Conversion Price shall be reduced by multiplying the Conversion Price in effect immediately prior to the date of such payment or distribution by a fraction, the numerator of which is the Current Market Price per share of Common Stock on the record date for the determination of stockholders entitled to receive such payment or distribution less the Fair Market Value per share on such record date of the assets, Properties or rights so paid or distributed, and the denominator of which is the Current Market Price per share of Common Stock on such record date. Such adjustment shall become effective immediately after such record date. For purposes of this Section 1204(c), such Fair Market Value per share shall equal the aggregate Fair Market Value on such record date of the assets, Properties or rights so paid or distributed divided by the number of shares of Common Stock outstanding on such record date.

         (d) If the Company shall, by dividend or otherwise, make a distribution (other than in connection with the liquidation, dissolution or winding up of the Company in its entirety), generally to holders of Common Stock or any class or series of Capital Stock which is convertible into or exercisable or exchangeable for Common Stock, consisting solely of cash where

                  (x) the sum of (i) the aggregate amount of such cash plus (ii) the aggregate amount of all cash so distributed (by dividend or otherwise) to such holders within the 12-month period ending on the record date for determining stockholders entitled to receive such distribution with respect to which no adjustment has been made to the Conversion Price pursuant to this Section 1204(d); exceeds

                  (y) 10% of the result of the multiplication of (1) the Current Market Price per share of Common Stock on such record date times (2) the number of shares of Common Stock outstanding on such record date, then the Conversion Price shall be reduced, effective immediately prior to the opening of business on the day following such record date, by multiplying the Conversion Price in effect immediately prior to the close of business on the day prior to such record date by a fraction, the numerator of which is the Current Market Price per share of Common Stock on such record date less the aggregate amount of cash per share so distributed and the denominator of which is such Current Market Price;

PROVIDED, HOWEVER, that, if the aggregate amount of cash per share is equal to or greater than such Current Market Price, then, in lieu of the foregoing adjustment, adequate provision shall be made so that each Holder shall have the right to receive upon conversion (with respect to each share of

## CT01/CORCA/96930.38

Common Stock issued upon such conversion and in addition to the Common Stock issuable upon conversion) the aggregate amount of cash per share such Holder would have received had such Holder's Note been converted immediately prior to such record date. In no event shall the Conversion Price be increased pursuant to this Section 1204(d); PROVIDED, HOWEVER, that if such distribution is not so made, the Conversion Price shall be adjusted to be the Conversion Price which would have been in effect if such distribution had not been declared. For purposes of this paragraph of this Section 1204(d), such aggregate amount of cash per share shall equal such sum divided by the number of shares of Common Stock outstanding on such record date.

         (e) The provisions of this Section 1204 shall similarly apply to all successive events of the type described in this Section 1204. Notwithstanding anything contained herein to the contrary, no adjustment in the Conversion Price shall be required unless such adjustment would require an increase or decrease of at least 1% in the Conversion Price then in effect; PROVIDED, HOWEVER, that any adjustments which by reason of this Section 1204(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Article Twelve shall be made by the Company and shall be made to the nearest cent or to the nearest one hundredth of a share, as the case may be, and the Trustee shall be entitled to rely conclusively thereon. Notwithstanding anything contained in this Section 1204 to the contrary, the Company shall be entitled to make such reductions in the Conversion Price, in addition to those required by this Section 1204, as would, in the sole discretion of the Company, be in the best interests of the Company, which determination shall be conclusive. Except as provided in this Article Twelve, no adjustment in the Conversion Price will be made for the issuance of Common Stock or any securities convertible into or exchangeable for Common Stock or carrying the right to purchase Common Stock or any securities so convertible or exchangeable.

         (f) Whenever the Conversion Price is adjusted as provided herein, the Company shall promptly file with the Trustee and any Conversion Agent other than the Trustee an Officers' Certificate setting forth the Conversion Price in effect after such adjustment and setting forth a brief statement of the facts requiring such adjustment. Promptly after delivery of such Officers' Certificate, the Company shall give or cause to be given to each Holder a notice of such adjustment of the Conversion Price setting forth the adjusted Conversion Price and the date on which such adjustment becomes effective.

         (g) Notwithstanding anything contained herein to the contrary, in any case in which this Section 1204 provides that an adjustment in the Conversion Price shall become effective immediately after a record date for an event, the Company may defer until the occurrence of such event (i) issuing to the Holder of any Note converted after such record date and before the occurrence of such event the additional shares of Common Stock issuable upon such conversion by reason of the adjustment required by such event over and above the number of shares of Common Stock issuable upon such conversion before giving effect to such adjustment and (ii) paying to such Holder any amount in cash in lieu of any fractional share of Common Stock pursuant to Section 1203.

## CT01/CORCA/96930.38

SECTION 1205.        EFFECT OF RECLASSIFICATION, CONSOLIDATION, MERGER OR SALE.

         In the event of (i) any reclassification (including, without limitation, a reclassification effected by means of an exchange or tender offer by the Company or any Subsidiary) or change of outstanding Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), (ii) any consolidation, merger or combination of the Company with another corporation as a result of which holders of Common Stock shall be entitled to receive securities or other Property (including cash) with respect to or in exchange for Common Stock or (iii) any sale or conveyance of the Property of the Company as, or substantially as, an entirety to any other corporation as a result of which holders of Common Stock shall be entitled to receive securities or other Property (including cash) with respect to or in exchange for Common Stock, then the Company or the successor or purchasing corporation, as the case may be, shall enter into a supplemental indenture providing that each Note shall be convertible into the kind and amount of securities or other Property (including cash) receivable upon such reclassification, change, consolidation, merger, combination, sale or conveyance which the Holder of such Note would have received if such Note had been converted immediately prior to such reclassification, change, consolidation, merger, combination, sale or conveyance. Such supplemental indenture shall provide for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Article Twelve. Whenever a supplemental indenture is entered into as provided herein, the Company shall promptly file with the Trustee and any Conversion Agent other than the Trustee an Officers' Certificate setting forth a brief statement of the facts requiring such supplemental indenture. Promptly after delivery of such Officers' Certificate, the Company shall give or cause to be given to each Holder a notice of the execution of such supplemental indenture. The provisions of this Section 1205 shall similarly apply to all successive events of the type described in this Section 1205.

SECTION 1206.              TAXES ON SHARES ISSUED.

         The issuance of a certificate or certificates on conversions of Notes shall be made without charge to the Holders of such Notes for any tax or charge with respect to the issuance thereof. The Company shall not, however, be required to pay any tax or charge which may be payable with respect to any transfer involved in the issuance and delivery of a certificate or certificates in any name other than that of the Holders of such Notes, and the Company shall not be required to issue or deliver any such certificate or certificates unless and until the Person or Persons requesting the issuance thereof shall have paid to the Company the amount of such tax or charge or shall have established to the satisfaction of the Company that such tax or charge has been paid.

SECTION 1207.   RESERVATION OF SHARES; SHARES TO BE FULLY PAID; COMPLIANCE WITH
                     GOVERNMENT REQUIREMENTS; LISTING OF COMMON STOCK.

         The Company shall reserve, out of its authorized but unissued Common Stock or its Common Stock held in treasury, sufficient shares of Common Stock to provide for the conversion of all of the Notes that are outstanding from time to time. Before taking any action which would cause an adjustment reducing the Conversion Price below the then par value, if any, of the Common Stock issuable upon conversion of Notes, the Company will take all corporate action which may, in the

## CT01/CORCA/96930.38
opinion of its counsel, be necessary in order that the Company may validly and legally issue Common Stock at such adjusted Conversion Price. The Company covenants that all Common Stock which may be issued upon conversion of Notes will, upon issuance, be duly authorized, validly issued, fully paid and nonassessable and free from all taxes, liens and charges with respect to the issuance and delivery thereof. The Company covenants that if any Common Stock issued or delivered upon conversion of Notes hereunder require registration with or approval of any governmental authority under any applicable federal or state law (excluding federal or state securities laws) before such Common Stock may be lawfully issued, the Company will in good faith and as expeditiously as possible endeavor to secure such registration or approval, as the case may be. The Company covenants that it will not take any action which would cause the exemption from the registration requirement of Section 5 of the Securities Act afforded by Section 3(a)(9) of the Securities Act to be unavailable with respect to the issuance and delivery of Common Stock upon the conversion of Notes in accordance with this Indenture.

SECTION 1208.              RESPONSIBILITY OF TRUSTEE.

         The Trustee and any other Conversion Agent shall not at any time be under any duty or responsibility to any Holder to determine whether any fact exists which may require any adjustment of the Conversion Price or other adjustment, or with respect to the nature, extent or calculation of any such adjustment when made, or with respect to the method employed, or herein or in any supplemental indenture provided to be employed, in making any such adjustment, or with respect to the correctness thereof. The Trustee and any other Conversion Agent shall not be accountable with respect to the validity, value, kind or amount of any item at any time issued or delivered upon the conversion of any Note, and neither the Trustee nor any other Conversion Agent makes any representations with respect thereto. Subject to Section 603, neither the Trustee nor any Conversion Agent shall be responsible for any failure of the Company to issue, transfer or deliver any item upon the surrender of any Note for conversion or to comply with any of the duties, responsibilities or covenants of the Company contained in this Article Twelve. Without limiting the generality of the foregoing, neither the Trustee nor any Conversion Agent shall be under any responsibility to determine the correctness of any provisions contained in any supplemental indenture entered into pursuant to Section 1205, but, subject to the provisions of Section 603, may accept as conclusive evidence of the correctness of any such provisions, and shall be protected in relying upon, the Officers' Certificate with respect thereto.

SECTION 1209.              NOTICE TO HOLDERS PRIOR TO CERTAIN ACTIONS.

         In the event that: (a) the Company shall declare or authorize any event which could result in an adjustment in the Conversion Price under Section 1204 or require the execution of a supplemental indenture under Section 1205; or (b) the Company shall authorize the granting to the holders of Common Stock generally of rights, options or warrants to subscribe for or purchase any shares of any class or series of Capital Stock of the Company or any Subsidiary or any other rights, options or warrants, the reclassification of Common Stock (other than a subdivision or combination of outstanding Common Stock, or a change in par value, or from par value to no par value, or from no par value to par value), the combination, consolidation or merger of the Company for which approval of any stockholders of the Company is required, the sale or transfer of all or substantially all of the

## CT01/CORCA/96930.38
assets of the Company or the voluntary or involuntary dissolution, liquidation or winding-up of the Company in whole or in part; then, in each such case, the Company shall file or cause to be filed with the Trustee and shall give or cause to be given to each Holder, as promptly as possible but in any event at least 15 days prior to the applicable date hereinafter specified, a notice stating the date on which a record is to be taken for the purpose of determining the holders of outstanding Common Stock entitled to participate in such event, the date on which such event is expected to become effective or occur and the date on which it is expected that holders of outstanding Common Stock of record shall be entitled to surrender their shares, or receive any items, in connection with such event. Failure to give such notice, or any defect therein, shall not affect the legality or validity of such event.

                                ARTICLE THIRTEEN

                             SUBORDINATION OF NOTES

SECTION 1301.              AGREEMENT TO SUBORDINATE.

         The Company covenants and agrees, and each Holder of Notes, by such Holder's acceptance thereof, likewise covenants and agrees, that the indebtedness evidenced by the Notes and the payment of the Principal thereof and interest thereon shall be subordinate and subject in right of payment, to the extent and in the manner hereinafter set forth, to the prior payment in full of all Senior Indebtedness.

         No provisions of this Article Thirteen shall prevent the occurrence of any Event of Default hereunder.

         Nothing contained in this Article Thirteen or elsewhere in this Indenture or in the Notes is intended to or shall impair, as among the Company, its creditors and the Holders, the right, which is absolute and unconditional, of a Holder to convert any Note in accordance with Article Twelve.

SECTION 1302.   NO PAYMENT ON NOTES IN EVENT OF DEFAULT ON SENIOR INDEBTEDNESS.

         (a) In the event (i) of any default in the payment of Principal of or interest on any Designated Senior Debt beyond any applicable grace period with respect thereto, or (ii) that the Trustee has received written notice ("Payment Blockage Notice") that a nonpayment event of default with respect to any Designated Senior Debt that shall have occurred and be continuing permitting the holders of such Designated Senior Debt (or a trustee on behalf of the holders thereof) to declare such Designated Senior Debt due and payable prior to the date on which it would otherwise have become due and payable (a default under this clause (ii) being hereinafter referred to as a "Nonpayment Default"), then no payment shall be made by the Company with respect to the Principal of or interest on the Notes (other than in the form of Junior Securities) or to acquire any of the Notes (other than in the form of Junior Securities). Payments on the Notes shall be resumed, (i) in the case of a payment default in respect of any Designated Senior Debt, on the date on which

## CT01/CORCA/96930.38
such default is cured or waived, and (ii) in the case of a Nonpayment Default in respect of any Designated Senior Debt, on the earlier of (a) the date on which such Nonpayment Default is cured or waived, or (b) 120 days after the date on which the applicable Payment Blockage Notice is received, in each case, unless the maturity of any Designated Senior Debt has been accelerated in the Company had defaulted with respect to the payment of such Designated Senior Debt. Not more than one payment blockage period may be commenced in any consecutive 360 day period, irrespective of the number of defaults with respect to Designated Senior Debt during such period, and no default with respect to Designated Senior Debt (other than a default in the payment of Principal of or interest on any Designated Senior Debt beyond any applicable grace period with respect thereto) that existed or was continuing on the date of commencement of any such Payment Blockage Period shall be, or be made, the basis for a subsequent Payment Blockage Period unless such default shall have been cured or waived for a period of not less than 180 consecutive days.

         (b) The provisions of this Section 1302 shall not apply to any payment with respect to which Section 1303 would be applicable.

SECTION 1303.      DISTRIBUTION ON DISSOLUTION, LIQUIDATION AND REORGANIZATION.

         In the event of (a) any insolvency or bankruptcy case or proceeding, or any receivership, liquidation, reorganization or other similar case or proceeding in connection therewith, relative to the Company or to its creditors, as such, or to its assets, (b) any payment or distribution of assets or securities of the Company of any kind or character, whether in cash, Property or securities, to creditors upon any dissolution or winding up or total or partial liquidation or reorganization of the Company, whether voluntary or involuntary and whether in bankruptcy, insolvency or receivership proceedings or (c) any assignment for the benefit of creditors or any other marshaling of the assets and liabilities of the Company, or upon other proceedings:

                  (a) all Principal of and interest due on all Senior Indebtedness shall first be paid in full, or due provision made for such payment, in accordance with the terms of such Senior Indebtedness, before any payment is made on account of the Principal of or interest on the indebtedness evidenced by the Notes other than in the form of Junior Securities, or before the Holders of the Notes shall be entitled to retain any assets so paid or distributed in respect thereof other than Junior Securities; and

                  (b) any payment or distribution of assets or securities of the Company of any kind or character, whether in cash, Property or securities (other than Junior Securities), to which the Holders of the Notes or the Trustee for their benefit would be entitled except for the provisions of this Section 1303, shall be paid or delivered by the Company or any receiver, trustee in bankruptcy, liquidating trustee, agent or other person making such payment or distribution of assets of the Company for application to the payment of all Senior Indebtedness remaining unpaid to the extent necessary to pay all Senior Indebtedness in full in accordance with the terms of such Senior Indebtedness, after giving effect to any concurrent payment or distribution to or for the holders of Senior Indebtedness, before any payment or distribution is made to the Holders of the Notes.

## CT01/CORCA/96930.38

         The Company shall give prompt written notice to the Trustee of any dissolution, winding up, liquidation or reorganization of the Company within the meaning of this Section 1303.

         The consolidation of the Company with, or the merger of the Company into, another Person or the liquidation or dissolution of the Company following the conveyance or transfer of its properties and assets substantially as an entirety to another Person upon the terms and conditions set forth in Article Eight shall not be deemed a dissolution, winding-up, liquidation, reorganization, assignment for the benefit of creditors or marshalling of assets and liabilities of the Company for the purposes of this Section 1303 if the Person formed by such consolidation or into which the Company is merged or the Person which acquires by conveyance or transfer such properties and assets substantially as an entirety, as the case may be, shall, as a part of such consolidation, merger, conveyance or transfer, comply with the conditions set forth in Article Eight.

SECTION 1304.              PAYMENT TO HOLDERS OF SENIOR INDEBTEDNESS.

         Subject to the provisions of Section 1306, in the event that, notwithstanding the provisions of Section 1302 or Section 1303, any payment or distribution of assets or securities (other than Junior Securities, as applicable) of the Company of any kind or character, whether in cash, Property or securities, shall be received by the Trustee or the Holders of the Notes from the Company in violation of such provisions, such payment or distribution shall forthwith be paid over by the Trustee or such Holders directly to holders of Senior Indebtedness or their representatives or the trustees under any indenture pursuant to which any instruments evidencing any Senior Indebtedness may have been issued, for application to the payment of all Senior Indebtedness remaining unpaid to the extent necessary to pay all Senior Indebtedness in full in accordance with the terms of such Senior Indebtedness, after giving effect to any concurrent payment or distribution to or for the holders of Senior Indebtedness.

         Upon any payment or distribution of assets or securities of the Company referred to in Sections 1302 and 1303, the Trustee and the Holders of the Notes shall be entitled to rely upon any order or decree of a court of competent jurisdiction, or upon any certificate of any liquidating trustee or agent or other Person making any payment or distribution to the Trustee or to the Holders of the Notes, for the purpose of ascertaining the Persons entitled to participate in such payment or distribution, the holders of the Senior Indebtedness, the amount thereof for payment thereon, the amount or amounts paid or distributed thereon and all other facts pertinent thereto or to this Article Thirteen. In the event that the Trustee determines, in good faith, that further evidence is required with respect to the right of any Person as a holder of Senior Indebtedness to participate in any payment or distribution referred to in Sections 1302 and 1303, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Indebtedness held by such Person, as to the extent to which such Person is entitled to participation in such payment or distribution, and as to other facts pertinent to the rights of such Person under Sections 1302 and 1303, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

SECTION 1305.              SUBROGATION.

## CT01/CORCA/96930.38

         Subject to the payment in full of all Senior Indebtedness, the Holders shall be subrogated to the extent of the payments or distributions made to the holders of such Senior Indebtedness pursuant to the provisions of this Article Thirteen (equally and ratably with the holders of all indebtedness of the Company which is not Senior Indebtedness and which is entitled to like rights of subrogation) to the rights of the holders of such Senior Indebtedness to receive payments and distributions of cash, Property and securities applicable to the Senior Indebtedness until the Principal of and interest on the Notes shall be paid in full. For purposes of such subrogation, no payments or distributions to the holders of Senior Indebtedness of any cash, Property or securities to which the Holders or the Trustee would be entitled except for the provisions of this Article, and no payments over pursuant to the provisions of this Article to the holders of Senior Indebtedness by Holders or the Trustee, shall, as among the Company, its creditors other than holders of Senior Indebtedness and the Holders be deemed to be a payment or distribution by the Company to or on account of Senior Indebtedness. The provisions of this Article Thirteen are and are intended solely for the purpose of defining the relative rights of the Holders on the one hand and the holders of Senior Indebtedness on the other hand. Nothing contained in this Article Thirteen or elsewhere in this Indenture or in the Notes is intended to or shall: (a) impair, as among the Company, its creditors other than holders of Senior Indebtedness and the Holders, the obligation of the Company, which is absolute and unconditional (and which, subject to the rights under this Article Thirteen of the holders of Senior Indebtedness, is intended to rank equally with all other general obligations of the Company), to pay to the Holders the Principal or Repurchase Price, if any, of and interest on the Notes as and when the same shall become due and payable in accordance with their terms; or (b) affect the relative rights against the Company of the Holders and creditors of the Company other than the holders of Senior Indebtedness; or (c) prevent the Trustee or any Holder from exercising all remedies otherwise permitted by applicable law upon default under this Indenture, subject to the rights, if any, under this Article Thirteen of the holders of Senior Indebtedness to receive cash, Property and securities otherwise payable or deliverable to the Trustee or such Holder.

SECTION 1306.              PAYMENT ON NOTES PERMITTED.

         Nothing contained in this Article Thirteen or elsewhere in this Indenture, or in any of the Notes, shall prevent the Company from making payment of the Principal of or interest on the Notes, at any time, except under the conditions described in Section 1302 and except during the pendency of any dissolution, winding up, liquidation or reorganization of the Company within the meaning of Section 1303. Nothing contained in this Article Thirteen or elsewhere in this Indenture, or in any of the Notes, shall prevent the application by the Trustee of any moneys deposited with it hereunder, for such purpose, to the payment of or on account of the Principal of or interest on the Notes, unless, prior to the Business Day next preceding the date upon which such Principal shall have become payable, or, in the case of any payment of or on account of interest unless, prior to two Business Days before the date upon which such interest shall have become payable, the Trustee shall have received written notice, directed to it at its Corporate Trust Office, from the Company or any holder of Senior Indebtedness or any trustee therefor of the existence of any of the conditions described in Section 1302 or of any dissolution, winding up, liquidation or reorganization of the Company within the meaning of Section 1303.

## CT01/CORCA/96930.38

SECTION 1307.       AUTHORIZATION OF HOLDERS TO TRUSTEE TO EFFECT SUBORDINATION.

         Each Holder of Notes by his acceptance thereof authorizes and directs the Trustee on his behalf to take such action as may be necessary or appropriate to effectuate the subordination provided in this Article Thirteen and appoints the Trustee his attorney-in-fact for any and all such purposes.

SECTION 1308.              TRUSTEE AS HOLDER OF SENIOR INDEBTEDNESS.

         The Trustee in its individual capacity shall be entitled to all the rights set forth in this Article Thirteen in respect of any Senior Indebtedness at any time held by it, to the same extent as any other holder of Senior Indebtedness, and nothing in this Indenture shall deprive or be construed to deprive the Trustee of its rights as such holder.

SECTION 1309.              NOTICES TO TRUSTEE.

         The Company shall give prompt written notice to the Trustee of any fact known to the Company which would prohibit the making of any payment to or by the Trustee in respect of the Notes. Notwithstanding the provisions of this Article Thirteen or any other provisions of this Indenture, the Trustee shall not be charged with the knowledge of the existence of any facts which would prohibit the making of any payment to or by the Trustee in respect of the Notes, unless and until the Trustee shall have received written notice thereof, directed to it at its Corporate Trust Office, from the Company or any holder of Senior Indebtedness or any trustee thereof; and, prior to the receipt of any such written notice, the Trustee, subject to the provisions of Section 601, shall be entitled in all respects to assume that no such facts exist.

         Subject to the provisions of Section 601, the Trustee shall be entitled to rely on the delivery to it of a written notice by a Person representing himself to be a holder of Senior Indebtedness (or a trustee therefor) to establish that such notice has been given by a holder of Senior Indebtedness (or a trustee therefor). In the event that the Trustee determines in good faith that further evidence is required with respect to the right of any Person as a holder of Senior Indebtedness to participate in any payment or distribution pursuant to this Article, the Trustee may request such Person to furnish evidence to the reasonable satisfaction of the Trustee as to the amount of Senior Indebtedness held by such Person, the extent to which such Person is entitled to participate in such payment or distribution and any other facts pertinent to the rights of such Person under this Article Thirteen, and if such evidence is not furnished, the Trustee may defer any payment to such Person pending judicial determination as to the right of such Person to receive such payment.

SECTION 1310.   NO FIDUCIARY DUTY BY TRUSTEE TO HOLDERS OF SENIOR INDEBTEDNESS.

         The Trustee shall not be deemed to owe any fiduciary duty to the holders of Senior Indebtedness and shall not be liable to any such holders if it shall in good faith mistakenly pay over or distribute to Holders of Notes or to the Company or to any other Person cash, Property or securities to which any holders of Senior Indebtedness shall be entitled by virtue of this Article Thirteen or otherwise.

## CT01/CORCA/96930.38

SECTION 1311.              PAYING AGENT TREATED AS TRUSTEE.

         In case at any time any Paying Agent other than the Trustee shall have been appointed by the Company and be then acting hereunder, the term "Trustee" as used in this Article Thirteen shall in such case (unless the context shall otherwise require) be construed as extending to and including such Paying Agent within its meaning as fully for all intents and purposes as if such Paying Agent were named in this Article Thirteen in place of the Trustee.

                                ARTICLE FOURTEEN

                       DEFEASANCE AND COVENANT DEFEASANCE

SECTION 1401.     COMPANY'S OPTION TO EFFECT DEFEASANCE OR COVENANT DEFEASANCE.

         The Company may, at its option by Board Resolution at any time on or after May 1, 2003 or at any time after a notice of redemption has been delivered to the Holders in accordance with Article Eleven, elect to have either Section 1402 or Section 1403 be applied to all Outstanding Notes upon compliance with the conditions set forth below in this Article Fourteen.

SECTION 1402.              DEFEASANCE AND DISCHARGE.

         Upon the Company's exercise under Section 1401 of the option applicable to this Section 1402, the Company shall be deemed to have been discharged from its obligations with respect to all the Outstanding Notes on the date the conditions set forth in Section 1404 are satisfied (hereinafter, "defeasance"). For this purpose, such defeasance means that the Company shall be deemed to have paid and discharged the entire indebtedness represented by Outstanding Notes except for (i) the rights of Holders of Outstanding Notes to receive payments out of amounts deposited in trust with the Trustee (as set forth in Section
1404) in respect of the Principal of and interest on such Notes when such payments are due, (ii) the right of Holders to convert Notes in accordance with Article Twelve, (iii) the Company's obligations with respect to the Notes concerning issuing temporary Notes, registration of Notes, mutilated, destroyed, lost or stolen Notes, and the maintenance of an office or agency for payment and money for security payments held in trust, (iv) the rights, powers, trusts, duties and immunities of the Trustee, (v) Article Eleven, if such defeasance will occur prior to May 1, 2003 and (vi) this Article Fourteen.

SECTION 1403.              COVENANT DEFEASANCE.

         Upon the Company's exercise under Section 1401 of the option applicable to this Section 1403, the Company shall be released from its obligations under any covenant in Section 801 and in Sections 1005 and 1008 with respect to the Outstanding Notes on and after the date the conditions set forth below are satisfied (hereinafter, "covenant defeasance"), and the Notes shall thereafter be deemed not to be "Outstanding" for the purposes of any direction, waiver, consent, declaration or Act (and the consequences of any thereof) in connection with such covenants, but shall continue to be deemed "Outstanding" for all other purposes hereunder. For this purpose, such covenant

## CT01/CORCA/96930.38
defeasance means that, with respect to the Outstanding Notes, the Company may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such covenant, whether directly or indirectly, by reason of any reference elsewhere herein to any such covenant or by reason of any reference in any such covenant to any other provision herein or in any other document and such omission to comply shall not constitute a default or an Event of Default under Section 501(3), but, except as specified above, the remainder of this Indenture and such Notes shall be unaffected thereby.

SECTION 1404.              CONDITIONS TO DEFEASANCE OR COVENANT DEFEASANCE.

         The following shall be the conditions to application of either Section 1402 or Section 1403 to the Outstanding Notes:

                  (i) The Company shall irrevocably have deposited or caused to be deposited with the Trustee (or another trustee satisfying the requirements of Section 609 who shall agree to comply with the provisions of this Article Fourteen applicable to it) as trust funds in trust for the purpose of making the following payments, specifically pledged as security for, and dedicated solely to, the benefit of the Holders of such Notes, (A) cash in United States dollars in an amount, or (B) U.S. Government Obligations which through the scheduled payment of Principal and interest in respect thereof in accordance with their terms will provide, not later than one day before the due date of any payment, money in an amount, or (C) a combination thereof, sufficient, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee, to pay and discharge, and which shall be applied by the Trustee (or other qualifying trustee) to pay and discharge, the Principal of and interest on the Outstanding Notes on the Stated Maturity (or Redemption Date, if applicable) of such Principal (or on any date (such date being referred to as the "Defeasance Redemption Date") if when exercising under Section 1401 either its option applicable to Section 1402 or its option applicable to Section 1403, the Company shall have delivered to the Trustee an irrevocable notice to redeem all of the Outstanding Notes on the Defeasance Redemption Date and interest); provided that the Trustee shall have been irrevocably instructed to apply such money or the proceeds of such U.S. Government Obligations to said payments with respect to the Notes;

                  (ii) In the case of an election under Section 1402, the Company shall have delivered to the Trustee an opinion of independent counsel in the United States of America stating that (A) the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (B) since the date of this Indenture, there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such opinion of counsel in the United States of America shall confirm that, the Holders of the Outstanding Notes will not recognize income, gain or loss for federal income tax purposes as a result of such defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such defeasance had not occurred;

## CT01/CORCA/96930.38

                  (iii) In the case of an election under Section 1403, the Company shall have delivered to the Trustee an opinion of independent counsel in the United States of America to the effect that the Holders of the Outstanding Notes will not recognize income, gain or loss for federal income tax purposes as a result of such covenant defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such covenant defeasance had not occurred;

                  (iv) No default or Event of Default with respect to the Notes shall have occurred and be continuing on the date of such deposit or, with respect to Section 501(5) or Section 501(6), at any time during the period ending on the 91st day after the date of deposit, as evidenced to the Trustee by an Officer's Certificate delivered to the Trustee concurrently with such deposit;

                  (v) Such defeasance or covenant defeasance shall not cause the Trustee to have a conflicting interest with respect to any securities of the Company;

                  (vi) The Company has delivered to the Trustee an Opinion of Counsel to the effect that the deposit shall not result in the Company, the Trustee or the trust being deemed to be an "investment company" under the Investment Company Act of 1940, as amended;

                  (vii) The Company shall have delivered to the Trustee an opinion of independent counsel to the effect that after the 91st day following the deposit, the trust funds will not be subject to the effect of any applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally;

                  (viii) The Company shall have delivered to the Trustee an Officers' Certificate stating that the deposit was not made by the Company with the intent of preferring the Holders of the Notes over the other creditors of the Company with the intent of defeating, hindering, delaying or defrauding creditors of the Company;

                  (ix) 91 days pass after the deposit is made and during such 91 day period no event of Default specified in Section 501(5) or 501(6) shall occur and be continuing at the end of such period;

                  (x) The Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent provided for relating to either the defeasance under Section 1402 or the covenant defeasance under Section 1403 (as the case may be) have been complied with;

                  (xi) Such defeasance does not result in a breach or violation of, or constitute a default under, any other agreement or instrument to which the Company is a party or by which it is bound, and is not prohibited by Article 11, as evidenced to the Trustee by an Officers' Certificate delivered to the Trustee concurrently with such deposit;

## CT01/CORCA/96930.38

                  (xii) The Company has delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that such deposit, defeasance and discharge does not conflict with the applicable provisions of this Indenture; and

                  (xiii) The Company shall have notified each Holder not more than 60 nor less than 30 days prior to the date of such defeasance or covenant defeasance of the effective date of such defeasance or covenant defeasance.

SECTION 1405.              APPLICATION OF TRUST MONEY.

         The Trustee shall hold in trust money or U.S. Government Obligations deposited with it pursuant to this Article Fourteen. It shall apply the deposited money and the money from U.S. Government Obligations through the Paying Agent and in accordance with this Indenture to the payment of Principal and interest on the Notes. Money and securities so held in trust are not subject to Article Thirteen.

SECTION 1406.              REINSTATEMENT.

         If the Trustee or Paying Agent is unable to apply any money in accordance with this Article Fourteen by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, the Company's obligations under this Indenture and the Notes shall be revived and reinstated as though no deposit had occurred pursuant to this Article Fourteen until such time as the Trustee or Paying Agent is permitted to apply all such money in accordance with this Article Fourteen; PROVIDED, HOWEVER that if the Company makes any payment of interest on or Principal of any Note following the reinstatement of its obligations, the Company shall be subrogated to the rights of the Holders of such Notes to receive such payment from the money held by the Trustee or Paying Agent.

                               * * * * * * * * * *

## CT01/CORCA/96930.38

         This instrument may be executed in any number of counterparts, each of which so executed shall be deemed to be an original, but all such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.

                                                 WESTBRIDGE CAPITAL CORP.

[seal]                                           BY /S/ PATRICK J. MITCHELL

                                                 Patrick J. Mitchell
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer

ATTEST:

   /S/ MICHAEL D. NORRIS

Michael D. Norris
Secretary

                                                 FIRST UNION NATIONAL BANK

[seal]                                           BY /S/ CHRISTOPHER E. GOLABEK

                                                 Christopher E. Golabek
                                                 Assistant Vice President

ATTEST:

 /S/ THOMAS J. BRETT

Thomas J. Brett
Corporate Trust Officer

## CT01/CORCA/96930.38

STATE OF NEW YORK

                                    )  SS.:

COUNTY OF NEW YORK                  )

         On the __ day of April, 1997, before me personally came Patrick J. Mitchell, to me known, who, being by me duly sworn, did depose and say that he is EVP, CFO & Treas. of Westbridge Capital Corp., one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

                                                      /S/ DEBRA G. SHADE

                                                     "Official Seal"

                                                     [Name of Notary]

                          Notary Public, State of Texas

                          My Commission Expires: 3-5-99

STATE OF NEW JERSEY                 )
                                    )  SS.:

COUNTY OF ESSEX                     )

         On the 29th day of April, 1997, before me personally came Christopher
E. Golabek, to me known, who, being by me duly sworn, did depose and say that he is Assistant Vice President of First Union National Bank, one of the corporations described in and which executed the foregoing instrument; that he knows the seal of said corporation; that the seal affixed to said instrument is such corporate seal; that it was so affixed by authority of the Board of Directors of said corporation, and that he signed his name thereto by like authority.

                                             /S/ CAROL E. FERGUSON
                                             CAROL E. FERGUSON

                                             Notary Public of New Jersey
                                             My Commission Expires April 7, 2000

## CT01/CORCA/96930.38

                                   EXHIBIT 4.2

                            WESTBRIDGE CAPITAL CORP.,

                           FORUM CAPITAL MARKETS L.P.

                                       AND

                        RAYMOND JAMES & ASSOCIATES, INC.

                                  UNDERWRITERS'

                                WARRANT AGREEMENT

                           Dated as of April 29, 1997

## CT01/CORCA/98595.38

     UNDERWRITERS' WARRANT AGREEMENT, dated as of April 29, 1997 by and among WESTBRIDGE CAPITAL CORP., a Delaware corporation (the "Company"), FORUM CAPITAL MARKETS L.P. and RAYMOND JAMES & ASSOCIATES, INC. (the "Underwriters").

                              W I T N E S S E T H:

         WHEREAS, the Company proposes to issue to the Underwriters warrants ("Warrants") to purchase up to 297,619 shares (the "Warrant Securities") of Common Stock, par value $.10 per share, of the Company (the "Common Stock"); and

         WHEREAS, the Underwriters have agreed, pursuant to the Underwriting Agreement dated April 24, 1997 between the Underwriters and the Company (the "Underwriting Agreement"), to act as the Underwriters in connection with the Company's proposed public offering (the "Offering") of up to $65,000,000 principal amount of 7 1/2% Convertible Subordinated Notes due 2004 (the "Notes"); and

         WHEREAS, the Warrants to be issued pursuant to this Agreement will be issued on the Closing Date (as such term is defined in the Underwriting Agreement) by the Company to the Underwriters in consideration for, and as part of the Underwriters' compensation in connection with, the Underwriters acting as such pursuant to the Underwriting Agreement;

         NOW, THEREFORE, in consideration of the premises hereof, the payment by the Underwriters to the Company of an aggregate of $29.76, the agreements herein set forth and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

         1. GRANT. The Underwriters are hereby granted the right to purchase, up to 297,619 shares of Common Stock (subject to adjustment as provided in Section 9 hereof) at the initial Exercise Price (as hereinafter defined) (subject to the terms and conditions of this Agreement at any time from April 24, 1998 until 5:30 p.m., New York time, on April 24, 2002 (the "Expiration Date"), which date is the fifth anniversary of the effective date (the "Effective Date") of the Registration Statement on Form S-1 (No. 333-24137) relating to the registration of the Notes and Warrants. Any Warrant that is not exercised on or prior to the Expiration Date shall be void, and all rights hereunder shall cease.

         2. WARRANT CERTIFICATES. The warrant certificates delivered and to be delivered pursuant to this Agreement (the "Warrant Certificates") shall be in the form set forth in Exhibit A attached hereto and made a part hereof, with such appropriate insertions, omissions, substitutions and other variations as required or permitted by this Agreement.

         3.       EXERCISE OF WARRANT.

         3.1 METHOD OF EXERCISE. The Warrants are exercisable at the Exercise Price payable by certified or official bank check. Upon surrender of a Warrant Certificate with a duly executed Election to Purchase (in the form of Annex A to the Warrant Certificate) together with payment of the aggregate Exercise Price for the Common Stock to be purchased at the Company's principal offices (presently located at 777 Main Street, Fort Worth, Texas 76102), the registered holder of a Warrant Certificate ("Holder") shall be entitled to receive a certificate or certificates for the Common Stock so purchased. The purchase rights represented by each Warrant Certificate are exercisable at the option of the Holder thereof, in whole or in part (but not as to fractional shares of Common Stock underlying the Warrants). In the case of the purchase of less than all the Common Stock purchasable under any Warrant Certificate, the Company shall cancel said Warrant Certificate upon the surrender thereof and shall execute and deliver a new Warrant Certificate of like tenor for the balance of the Warrants exercisable thereunder.

         3.2 EXERCISE BY SURRENDER OF WARRANT. As an alternative to the method of payment set forth in Section 3.1 and in lieu of any cash payment required thereunder, the Holders shall have the right at any time and from time to time to exercise the Warrants by surrendering Warrant Certificates representing a certain number of additional Warrants

## CT01/CORCA/98595.38
                                       -1-

(as determined below) as payment of the aggregate Exercise Price for the shares of Common Stock being acquired upon exercise of the Warrants. The Warrants are exercisable pursuant to this Section 3.2 by surrender of the Warrant Certificate with a duly executed Election to Purchase (in the form of Annex B to the Warrant Certificate). The number of additional Warrants to be surrendered in payment of the aggregate Exercise Price for the shares of Common Stock being acquired upon exercise of the Warrant shall be determined by multiplying the number of Warrants to be exercised by the Exercise Price, and then dividing the product thereof by an amount equal to the Market Price minus the Exercise Price. Solely for the purposes of this Section 3.2, Market Price shall be calculated at the date on which the Form of Election to Purchase is deemed to have been sent to the Company pursuant to Section 14 hereof (the "Notice Date").

         3.3 DEFINITION OF MARKET PRICE. As used herein, the phrase "Market Price" at any date shall be the average of the daily reported closing price per share of Common Stock for the 30 consecutive trading days immediately prior to such date or, if the Common Stock is not then publicly traded, as determined in good faith by resolution of the Board of Directors of the Company, based on the best information available to it. The closing price for each trading day shall be the last reported sale price as officially reported by the Nasdaq National Market system, or, if not quoted on the Nasdaq National Market system, by the principal securities exchange on which the Common Stock is listed or admitted to trading or if the Common Stock is not listed or admitted to trading on any national securities exchange or quoted by the Nasdaq National Market system, the average closing bid price as furnished by the National Association of Securities Dealers, Inc. (the "NASD") through the Nasdaq National Market system or similar organization if the Nasdaq Stock Market is no longer reporting such information.

         4. ISSUANCE OF CERTIFICATES. Upon the exercise of the Warrants, the issuance of certificates for the total number of whole shares of Common Stock for which such Warrants were exercised shall be made promptly (and in any event within five business days thereafter) without charge to the Holder thereof including, without limitation, any stock transfer or similar tax which may be payable in respect of the issuance thereof, and such certificates shall (subject to the provisions of Sections 5 and 7 hereof) be issued in the name of, or in such names as may be directed by, the Holder thereof; PROVIDED, HOWEVER, that the Company shall not be required to pay any tax which may be payable in respect of any transfer involved in the issuance and delivery of any such certificates in a name other than that of the Holder, and the Company shall not be required to issue or deliver such certificates unless or until the person or persons requesting the issuance thereof shall have paid to the Company the amount of such tax or shall have established to the satisfaction of the Company that such tax has been paid.

         The Warrant Certificates shall be executed on behalf of the Company, by the manual or facsimile signature of the then present Chairman of the Board of Directors or President of the Company under its corporate seal reproduced thereon and by the manual or facsimile signature of the then present Treasurer or Assistant Treasurer or Secretary or Assistant Secretary of the Company. Warrant Certificates shall be dated the date of execution by the Company upon initial issuance, division, exchange, substitution or transfer. Certificates representing the Common Stock issuable upon exercise of the Warrants (and/or other securities, property or rights issuable upon exercise of Warrants) shall be dated the date on which the Company receives the Election to Purchase, Warrant Certificate and payment of the Exercise Price (regardless of when executed).

         5. RESTRICTION ON TRANSFER OF WARRANTS. The Warrants may not be sold, transferred, assigned, hypothecated or otherwise disposed of, in whole or in part, except that: (i) during the period prior to the first anniversary of the Effective Date, the Warrants may be assigned to any partner or officer of either Underwriter; (ii) subsequent to the first anniversary of the Effective Date, the Warrants may be sold, transferred, assigned, hypothecated or otherwise disposed of, to (a) either Underwriter or their respective successors, and (b) any officer, director or employee of either Underwriter; and (iii) at any time, transferred by operation of law as a result of the death or divorce of any transferee to whom the Warrants may have been transferred; PROVIDED, HOWEVER, that notwithstanding the foregoing, the Company shall not be required to register any such transfer unless the following conditions have been satisfied:
(x) at the time of such transfer, the transferee provides to the Company in writing such representations and warranties as the Company may reasonably request regarding the status of the transferee as an "accredited investor" as defined in Rule 501 promulgated under the Securities Act of 1933, as amended, and (y) based solely on the representations and warranties provided pursuant to clause (x) above, at the time of such proposed transfer there are not more than ten holders of

## CT01/CORCA/98595.38
                                       -2-

Warrants which are not "accredited investors." Any assignment shall be effected by a duly executed assignment in the form of Annex C to the Warrant Certificate.

         6.       EXERCISE PRICE.

         6.1 INITIAL AND ADJUSTED EXERCISE PRICE. The initial exercise price of each Warrant shall be $10.92 per share of Common Stock. The adjusted exercise price of each Warrant shall be the price which shall result from time to time from any and all adjustments of the initial exercise price in accordance with the provisions of Section 9 hereof.

         6.2 EXERCISE PRICE. The term "Exercise Price" herein shall mean the initial exercise price or the adjusted exercise price, depending upon the context.

         7.       REGISTRATION RIGHTS.

         7.1 PIGGYBACK REGISTRATION. If, at any time commencing after April 24, 1998 and expiring seven years thereafter, the Company proposes to register any of Common Stock (excluding for this purpose any Common Stock issuable upon exercise or conversion of other Securities) in connection with an offering under the Securities Act (other than pursuant to Form S-4, Form S-8 or any successor form of limited purpose), it will give written notice by registered mail at least 20 days prior to the filing of such registration statement to Holders of the Warrants or Warrant Securities of its intention to do so. If the Holders of the Warrants and/or Warrant Securities notify the Company within 20 days after mailing of any such notice of its or their desire to include any of their respective Warrant Securities in such proposed registration statement, the Company shall afford each of the Holders the opportunity to have such Warrant Securities registered under such registration statement, PROVIDED, HOWEVER, that if the managing underwriter advises the Company in writing that the inclusion of all Warrant Securities held by the Holders proposed to be included in such registration statement would interfere with the successful marketing of the securities proposed to be registered by the Company, then the securities to be included in such registration shall be included in the following order:

                  (a) first, the securities proposed to be included in such registration by the Company or, if such registration is for securities of specified security holders of the Company, by such holders; and

                  (b) second, all holders of Common Stock (including Holders) entitled to be included in such registration statement (PRO RATA among the holders requesting such registration based upon the number of shares of Common Stock requested by each such holder to be registered).

         Notwithstanding the provisions of this Section 7.1, the Company shall have the right at any time after it shall have given written notice pursuant to this Section 7.1 (irrespective of whether a written request for inclusion of any such Warrant Securities shall have been made) to elect not to file any such proposed registration statement or to withdraw the same after the filing but prior to the effective date thereof.

         7.2      DEMAND REGISTRATION.

         (a) At any time commencing on April 24, 1998 and expiring four years thereafter which date is the fifth anniversary of the Effective Date (or such earlier time as the Warrant Securities are eligible for sale under Rule 144(k)), the Holders of the Warrants and/or Warrant Securities representing a Majority (as hereinafter defined) of such securities shall have the right (which right is in addition to the registration rights under Section 7.1 hereof), exercisable by written notice to the Company, to require the Company to prepare and file with the Securities and Exchange Commission (the "Commission"), on one occasion only, a registration statement and such other documents, including a prospectus, as may be necessary in the opinion of both counsel for the Company and counsel for the Underwriters and Holders, in order to comply with the provisions of the Securities Act, so as to permit a public offering and sale of their Warrant Securities for nine consecutive months (subject to the provisions of Section 7.2(d) below) by any such Holders and any other Holders of the Warrants and/or Warrant Securities who notify the Company of their decision to join therein within 15 days after the Company provides notice pursuant to Section 7.2(b) below.

## CT01/CORCA/98595.38
                                       -3-

         (b) The Company covenants and agrees to give written notice of any registration request under this Section 7.2 to all Holders of the Warrants and/or the Warrant Securities within 10 days from the date of the receipt of any such registration request.

         (c) Notwithstanding the provisions of Sections 7.2(a), any time during which the Company is obligated to maintain the effectiveness of a registration statement pursuant to such Section 7.2(a), the Board of Directors of the Company, after consultation with counsel to the Company (which counsel shall be experienced in securities matters) has determined in good faith that the filing of such registration statement or the compliance by the Company with its disclosure obligations thereunder would require the disclosure of material information which the Company has a BONA FIDE business purpose for preserving as confidential, then the Company may delay the filing or the effectiveness of such registration statement (if not then filed or effective, as appropriate) and shall not be required to maintain the effectiveness thereof for a period expiring upon the earlier to occur of (i) the date on which such information is disclosed to the public or ceases to be material or the Company is so able to comply with its disclosure obligations or (ii) 60 days after the Board of Directors makes such good faith determination. There shall not be more than one such delay period with respect to any registration pursuant to Section 7.2(a). Notice of any such delay period and of the termination thereof will be promptly delivered by the Company to each Holder and shall be maintained in confidence by each such Holder.

         7.3 COVENANTS OF THE COMPANY WITH RESPECT TO REGISTRATION. In connection with any registration under Section 7.1 or 7.2 hereof, the Company covenants and agrees as follows:

         (a) The Company shall use its best efforts to file a registration statement as soon as practicable, but in any event within 90 days after receipt of any demand therefor, shall use its best efforts to have such registration statement declared effective at the earliest possible time and shall furnish each Holder desiring to sell Warrant Securities such number of prospectuses as shall reasonably be requested; PROVIDED, HOWEVER, that the Company shall not be obligated to effect such registration under the Securities Act except in accordance with the following provisions:

                  (i) the Company shall not be obligated to use its best efforts to file and cause to become effective any registration statement for a period of up to 90 days if at the time of such request any other registration statement pursuant to which shares of Common Stock of the Company are to be or were sold has been filed with the Commission and not withdrawn or has been declared effective within the prior 60 days; and

                  (ii) the Company may delay the filing or effectiveness of the registration statement for a period of up to 120 days after the date of a request for registration if at the time of such request the Company is engaged in a firm commitment underwritten public offering of Common Stock in which the Holders may include their Warrant Securities pursuant to Section 7.1 hereof.

         (b) The Company shall pay all costs, fees and expenses in connection with all registration statements filed pursuant to Sections 7.1 and 7.2(a) hereof (excluding fees and expenses of Holders' counsel and accountants, any underwriting or selling commissions and any transfer taxes). If the Company shall fail, during the twelve month period immediately preceding the expiration of the Exercise Period, to comply with the provisions of Section 7.3(a) hereof, the Company shall extend the Exercise Period by such number of days as shall equal the delay caused by the Company's failure.

         (c) The Company will take all necessary action which may be required in qualifying or registering the Warrant Securities included in a registration statement for offering and sale under the securities or blue sky laws of such states as reasonably are requested by the Holders; provided that the Company shall not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action which would subject it to general service of process or to taxation in any jurisdiction where it is not then so subject.

         (d) The Company shall furnish without charge to each Holder of Warrant Securities, promptly after filing thereof with the Commission, at least one copy of the registration statement filed pursuant to Section 7.1 or 7.2 (a

## CT01/CORCA/98595.38
                                       -4-

"Registration Statement") and each amendment thereto or each amendment or supplement to the prospectus included therein (the "Prospectus") including all financial statements and schedules, documents incorporated by reference therein and if the Holder so requests in writing, all exhibits thereto.

         (e) The Company shall take such action as may be reasonably necessary so that (i) the Registration Statement and any amendment thereto and any Prospectus forming a part thereof and any supplement or amendment thereto complies in all material respects with the Securities Act and the rules and regulations thereunder, (ii) the Registration Statement and any amendment thereto (in either case, other than with respect to written information furnished to the Company by or on behalf of any Holder specifically for inclusion therein) does not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make any statement therein not misleading and (iii) the Prospectus and any supplement thereto (in either case, other than with respect to such information from Holders), does not include an untrue statement of a material fact or omit to state a material fact necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         (f) The Company shall promptly advise the Holders of Warrant Securities registered under the Registration Statement (which advice pursuant to clauses
(ii) - (iv) shall be accompanied by an instruction to suspend the use of the Prospectus until the requisite changes have been made) and, if requested by such persons, shall confirm such advice in writing:

                  (i) when the Registration Statement and any amendment thereto has been filed with the Commission and when the Registration Statement or any post-effective amendment thereto has become effective;

                  (ii) of any request by the Commission for amendments to the Registration Statement or amendments or supplements to the Prospectus or for additional information relating thereto;

                  (iii) of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or of the suspension by any state securities commission of the qualification of the Warrant Securities for offering or sale in any jurisdiction, or the initiation of any proceeding for any of the preceding purposes; and

                  (iv) of the happening of any event that requires the making of any changes in the Registration Statement or the Prospectus so that, as of such date, the Registration Statement and the Prospectus do not contain an untrue statement of a material fact and do not omit to state a material fact required to be stated therein or necessary to make the statements therein (in the case of the Prospectus, in light of the circumstances under which they were made) not misleading.

         (g) If at any time the Commission shall issue any stop order suspending the effectiveness of the Registration Statement, or any state securities commission or other regulatory authority shall issue an order suspending the qualification or exemption from qualification of the Warrant Securities under state securities or Blue Sky laws, the Company shall use its reasonable best efforts to obtain the withdrawal or lifting of such order at the earliest possible time.

         (h) The Company shall, during the period the Company is obligated to maintain the effectiveness of a Registration Statement under Section 7.2 hereof, deliver to each Holder of Warrant Securities included under the Registration Statement, without charge, such reasonable number of copies of the Prospectus (including each preliminary prospectus) included in the Registration Statement and any amendment or supplement thereto as such Holder may reasonably request to facilitate the public sale or other disposition of the Warrant Securities by the selling Holder.

         (i) The Company shall cooperate with the Holders and the underwriter(s), if any, to facilitate the timely preparation and delivery of certificates representing Warrant Securities to be sold under the Registration Statement, free of any restrictive legends and in such denominations and registered in such names as the Holders or the underwriter(s),

## CT01/CORCA/98595.38
                                       -5-
if any, may reasonably request in connection with the sales of Warrant Securities pursuant to the Registration Statement.

         (j) Upon the occurrence of any event contemplated by Section 7(e)(ii) -
(iv) hereof, the Company shall file (and use its reasonable best efforts to have declared effective as soon as possible) a post-effective amendment to the Registration Statement or an amendment or supplement to the Prospectus or file any other required document so that, as thereafter delivered to the purchasers of Warrant Securities registered under the Registration Statement, the Prospectus will not contain an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein in light of the circumstances under which they were made not misleading. Each Holder of Warrant Securities registered under the Registration Statement agrees by acquisition of such Warrant Securities that, upon receipt of any notice from the Company of the existence of any fact of the kind described in Section 7(e)(ii) - (iv) hereof, such Holder will forthwith discontinue disposition of Warrant Securities pursuant to the Registration Statement until such Holder receives copies of the supplemented or amended Prospectus contemplated by this Section 7(j), or until such Holder is advised in writing by the Company that the use of the Prospectus may be resumed, and such Holder has received copies of any additional or supplemental filings which are incorporated by reference in the Prospectus. If so directed by the Company, each Holder will deliver to the Company (at the Company's expense) all copies, other than permanent file copies then in such Holder's possession, of the Prospectus covering such Warrant Securities current at the time of receipt of such notice.

         (k) Nothing contained in this Agreement shall be construed as requiring the Holders to exercise their Warrants prior to the initial filing of any registration statement or the effectiveness thereof.

         (l) The Company shall permit the inclusion of securities other than Warrant Securities in any Registration Statement filed pursuant to Section 7.2(a) unless the managing underwriter advises the Holders in writing that the inclusion of all securities proposed to be included in such registration statement which are held by other holders would interfere with the successful marketing of the Warrant Securities proposed to be registered by the Holders, then the securities to be included in such registration shall be included in the following order:

                  (a) first, the Warrant Securities proposed to be included in such registration by the Holders; and

                  (b) second, the Company and holders of Common Stock entitled to be included in such registration statement (PRO RATA among the Company and holders requesting such registration based upon the number of shares of Common Stock requested by the Company each such holder to be registered).

         (m) The Company shall furnish to each Holder participating in the offering and to each underwriter, if any, a signed counterpart, addressed to such Holder or underwriter, of (i) an opinion of counsel to the Company, dated the effective date of such Registration Statement (and, if such registration includes an underwritten public offering, an opinion dated the date of the closing under the underwriting agreement), and (ii) if and to the extent permitted by Statement of Auditing Standards No. 72, a "cold comfort" letter dated the effective date of such Registration Statement (and, if such registration includes an underwritten public offering, a letter dated the date of the closing under the underwriting agreement) signed by the independent public accountants who have issued a report on the Company's financial statements included in such Registration Statement, in each case covering substantially the same matters with respect to such Registration Statement (and the prospectus included therein) and, in the case of such accountants' letter, with respect to events subsequent to the date of such financial statements, as are customarily covered in opinions of issuer's counsel and in accountants' letters delivered to underwriters in underwritten public offerings of securities.

         (n) The Company shall as soon as practicable after the effective date of the Registration Statement, and in any event within 15 months thereafter, make "generally available to its security holders" (within the meaning of Rule 158 under the Securities Act) an earnings statement (which need not be audited) complying with Section 11(a) of the Securities Act and covering a period of at least 12 consecutive months beginning after the effective date of the Registration Statement.

## CT01/CORCA/98595.38
                                       -6-

         (o) The Company shall deliver promptly to each Holder participating in the offering upon request, and to the managing underwriters, if any, copies of all correspondence between the Commission and the Company, its counsel or auditors and all non-privileged memoranda relating to discussions with the Commission or its staff with respect to the Registration Statement and shall permit each Holder and such underwriters to do such investigation, upon reasonable advance notice, with respect to information contained in or omitted from the Registration Statement as it deems reasonably necessary to comply with applicable securities laws or rules of the NASD. Such investigation shall include access to books, records and properties and opportunities to discuss the business of the Company with its officers and independent auditors, all to such reasonable extent and at such reasonable times and as often as any Holder or underwriter shall reasonably request.

         (p) With respect to the registration of Warrant Securities pursuant to
Section 7.2 to be sold to an underwriter for reoffering to the public, the Company shall enter into an underwriting agreement with the managing underwriters selected for such underwriting by Holders holding a Majority of the Warrant Securities requested to be included in such underwriting, which may include the Underwriters. Such agreement shall be satisfactory in form and substance to the Company, each Holder and such managing underwriter and shall contain such representations, warranties and covenants by the Company and such other terms as are customarily contained in agreements of that type used by the managing underwriter. The Holders shall be parties to any underwriting agreement relating to an underwritten sale of their Warrant Securities and may, at their option, require that any or all the representations, warranties and covenants of the Company to or for the benefit of such underwriters shall also be made to and for the benefit of such Holders. Such Holders shall not be required to make any representations or warranties to or agreements with the Company except as they may relate to such Holders and their intended methods of distribution and shall not be requested by the Company to provide indemnification except as provided in
Section 7.3(e) hereof.

         (q) For purposes of this Agreement, the term "Majority" in reference to the Holders of Warrants and/or Warrant Securities shall mean the Holders of Warrants and/or Warrant Securities who, assuming the immediate exercise of all of the outstanding Warrants for Common Stock, would hold in excess of fifty percent (50%) of the Common Stock then issued or issuable pursuant to Warrants that (i) are not held by the Company, an affiliate or officer thereof or any of their respective affiliates, members of their family or persons acting as their nominees or in conjunction therewith or (ii) have not been resold to the public pursuant to a registration statement filed with the Commission under the Securities Act.

         (r)      INDEMNIFICATION AND CONTRIBUTION.

         (1) The Company agrees to indemnify and hold harmless each Holder (for purposes of this Section 7(r), "Holder" shall include the officers, directors, partners, employees and agents, and each person, if any, who controls any Holder ("controlling person") within the meaning of Section 15 of the Securities Act or
Section 20(a) of the Exchange Act, from and against any and all losses, claims, damages, expenses or liabilities, joint or several (and actions, proceedings, suits and litigation in respect thereof), whatsoever, as the same are incurred, to which such Holder or any such controlling person may become subject, under the Securities Act, the Exchange Act or any other statute or at common law or otherwise insofar as such losses, claims, damages, expenses or liabilities arise out of or are based upon any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, or any preliminary Prospectus or Prospectus (as from time to time amended and supplemented) or arise out of or are based upon the omission or alleged omission therefrom of a material fact required to be stated therein or necessary to make the statements therein (with respect to any preliminary Prospectus or Prospectus, in the light of the circumstances under which they were made), not misleading; PROVIDED, HOWEVER, that the Company shall not be liable in any such case to the extent that any such loss, claim, damage, expense or liability arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in the Registration Statement, or any preliminary Prospectus or Prospectus or any such amendment or supplement in reliance upon and in conformity with written information furnished to the Company by or on behalf of any such Holder specifically for inclusion therein and PROVIDED, FURTHER, that the Company shall not be liable to any such Holder under the indemnity agreement in this subsection (1) (i) with respect to any preliminary Prospectus or Prospectus (if such Prospectus has then been amended or supplemented) to the extent that any such loss, liability, claim, damage or expense of such Holder arises out of a sale

## CT01/CORCA/98595.38
                                       -7-
of Warrant Securities by such Holder to a person to whom there was not sent or given, at or prior to the written confirmation of such sale, a copy of the Prospectus (or of the Prospectus as then amended or supplemented) if the Company has previously furnished copies thereof to such Holder a reasonable time in advance and the loss, liability, claim, damage or expense of such Holder results from an untrue statement or alleged untrue statement or omission or alleged omission of a material fact contained in the preliminary Prospectus (or the Prospectus) which was corrected in the Prospectus (or the Prospectus as amended or supplemented) or (ii) to the extent that any such loss, claim, damage, expense or liability arises out of or is based upon any action or failure to act by such Holder that is found in a final judicial determination (or a settlement tantamount thereto) to constitute bad faith, willful misconduct or gross negligence on the part of such Holder. The indemnity agreement in this subsection (1) shall be in addition to any liability which the Company may have at common law or otherwise.

         The Company also agrees to indemnify or contribute to losses of any underwriters of Warrant Securities registered under the Registration Statement, their officers and directors and each person, if any, who controls any such underwriter (within the meaning of the Act) on substantially the same basis as that of the indemnification of the Holders provided in this Section 7(r)(1) and shall, if requested by any Holder, enter into an underwriting agreement reflecting such agreement, as provided in Section 7(o) hereof.

         (2) Each Holder agrees to indemnify and hold harmless the Company, each of its directors, each of its officers and each other person, if any, who controls the Company within the meaning of the Securities Act, to the same extent as the foregoing indemnity from the Company to the Holders, but only with respect to statements or omissions, if any, made in conformity with information relating to such Holder furnished in writing by such Holder specifically for use in the Registration Statement in the Registration Statement, or any preliminary Prospectus or the Prospectus or any amendment thereof or supplement thereto; PROVIDED, HOWEVER, that the obligation to indemnify will be individual to each Holder and will be limited to the amount of net proceeds received by such Holder from the sale of Warrant Securities pursuant to the Registration Statement.

         (3) Promptly after receipt by an indemnified party under this Section 7(r) of notice of the commencement of any action, suit or proceeding, such indemnified party shall, if a claim in respect thereof is to be made against one or more indemnifying parties under this Section 7(r), notify each party against whom indemnification is to be sought in writing of the commencement thereof (but the failure to notify an indemnifying party shall not relieve it from any liability which it may have under Sections 7(r)(1) or (2) unless and to the extent that it has been prejudiced in a material respect by such failure or from the forfeiture of substantial rights and defenses). In case any such action, suit or proceeding is brought against any indemnified party, and it notifies an indemnifying party or parties of the commencement thereof, the indemnifying party or parties will be entitled to participate therein, and to the extent it may elect by written notice delivered to the indemnified party promptly after receiving the aforesaid notice from such indemnified party, to assume the defense thereof with counsel reasonably satisfactory to such indemnified party, which may be the same counsel as counsel to the indemnifying party. Notwithstanding the foregoing, the indemnified party or parties shall have the right to employ its or their own counsel in any such case but the fees and expenses of such counsel shall be at the expense of such indemnified party or parties unless (i) the employment of such counsel shall have been authorized in writing by the indemnifying parties in connection with the defense of such action at the expense of the indemnifying party, (ii) the indemnifying parties shall not have employed counsel reasonably satisfactory to such indemnified party to take charge of the defense of such action within a reasonable time after notice of commencement of the action or (iii) such indemnified party or parties shall have reasonably concluded, after consultation with counsel to such indemnified party or parties, that a conflict of interest exists which makes representation by counsel chosen by the indemnifying party not advisable (in which case the indemnifying parties shall not have the right to direct the defense of such action on behalf of the indemnified party or parties), in any of which events such fees and expenses of one additional counsel shall be borne by the indemnifying parties. In no event shall the indemnifying parties be liable for fees and expenses of more than one counsel (in addition to any local counsel) separate from their own counsel for all indemnified parties in connection with any one action or separate but similar or related actions in the same jurisdiction arising out of the same general allegations or circumstances. Anything in this Section 7(r) to the contrary notwithstanding, an indemnifying party shall not be liable for any settlement of any claim or action effected without its written consent.

## CT01/CORCA/98595.38
                                       -8-

         (4) In order to provide for just and equitable contribution in any case in which (i) an indemnified party makes claim for indemnification pursuant to this Section 7(r), but it is judicially determined (by the entry of a final judgment or decree by a court of competent jurisdiction and the expiration of time to appeal or the denial of the last right of appeal) that such indemnification may not be enforced in such case notwithstanding the fact that the express provisions of this Section 7(r) provide for indemnification in such case, or (ii) contribution under the Securities Act may be required, then each indemnifying party, in lieu of indemnifying such indemnified party, shall contribute to the amount paid as a result of such losses, claims, damages, expenses or liabilities (or actions, suits, proceedings or litigation in respect thereof) in such proportion as is appropriate to reflect the relative fault of each of the contributing parties, on the one hand, and the party to be indemnified, on the other hand, in connection with the statements or omissions that resulted in such losses, claims, damages, expenses or liabilities, as well as any other relevant equitable considerations. Relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or by a Holder, and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statement or omission. The amount paid or payable by an indemnified party as a result of the losses, claims, damages, expenses or liabilities (or actions, suits, proceedings or litigation in respect thereof) referred to above in this subsection (4) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating, preparing or defending any such action, claim, suit, proceeding or litigation. Notwithstanding the provisions of this subsection (4), no Holder shall be required to contribute any amount in excess of the amount by which the total price at which the Warrant Securities sold by such indemnifying party and distributed to the public were offered to the public exceeds the amount of any damages that such indemnifying party has otherwise been required to pay by reason of such untrue or alleged untrue statement or omission or alleged omission. No person guilty of fraudulent misrepresentation (within the meaning of Section 12(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. For purposes of this Section 7(r), each person, if any, who controls the Company within the meaning of the Securities Act, each executive officer of the Company and each director of the Company shall have the same rights to contribution as the Company, subject in each case to this subsection
(4). Any party entitled to contribution will, promptly after receipt of notice of commencement of any action, suit, proceeding or litigation against such party in respect to which a claim for contribution may be made against another party or parties under this subsection (4), notify such party or parties from whom contribution may be sought, but the omission so to notify such party or parties shall not relieve the party or parties from whom contribution may be sought from any obligation it or they may have hereunder or otherwise than under this subsection (4), or to the extent that such party or parties were not adversely affected by such omission. The contribution agreement set forth above shall be in addition to any liabilities which any indemnifying party may have at common law or otherwise.

         (s) Notwithstanding the foregoing provisions of this Section 7.3, no registration rights shall be extended pursuant to this Section 7 with respect to any Warrant Securities (i) which have been sold pursuant to and in accordance with an effective Registration Statement, (ii) sold in accordance with Rule 144 under the Securities Act or (iii) eligible for sale under Rule 144(k) under the Securities Act.

         8. BUYOUT OF REGISTRATION RIGHTS. If at any time Holders of Warrants request registration pursuant to Section 7.1 of Warrant Securities constituting less than 15% of the aggregate number of Warrant Securities issuable upon exercise of the aggregate number of Warrants purchased hereunder, the Company may, in lieu of carrying out its obligations to effect a registration pursuant to Section 7.1, purchase those Warrant Securities for which the Holders thereof have requested registration, at a purchase price per share, payable in cash, equal to the difference between (a) 100% of the last sale price of the Common Stock on the day the request for registration is made and (b) the Exercise Price in effect on such day.

## CT01/CORCA/98595.38
                                       -9-

         9.  ADJUSTMENTS TO EXERCISE PRICE AND NUMBER OF SECURITIES.

         9.1      ADJUSTMENTS.

         (a) In the event that the Company shall subdivide its outstanding shares of Common Stock into a greater number of shares or combine its outstanding shares of Common Stock into a smaller number of shares, the Exercise Price in effect immediately prior thereto shall be forthwith proportionately decreased in the case of a subdivision or increased in the case of a combination. An adjustment made pursuant to this Section 9.1(a) shall become effective immediately after the record date for the determination of stockholders entitled to receive such dividend or distribution and shall become effective immediately after the date of such subdivision or combination, as the case may be.

         (b) In the event that the Company shall (i) issue or distribute (for no consideration or at a price per share less than the Current Market Price (as defined below) per share on the date of such issuance or distribution) shares of any class of capital stock of the Company (such shares being hereafter referred to as "Capital Stock") generally to holders of Common Stock or to holders of any class or series of Capital Stock which is convertible into or exchangeable or exercisable for Common Stock (excluding an issuance or distribution of Common Stock described in Section 9.1(a)) or (ii) issue or distribute generally to such holders rights, warrants, options or convertible or exchangeable securities entitling the holder thereof to subscribe for, purchase, convert into or exchange for Capital Stock at a price per share less than the Current Market Price per share of such Capital Stock on the date of such issuance or distribution, then, in each such case, at the earliest of (A) the date the Company enters into a firm contract for such issuance or distribution, (B) the record date for the determination of stockholders entitled to receive any such Capital Stock or any such rights, warrants, options or convertible or exchangeable securities or (C) the date of actual issuance or distribution of any such Capital Stock or any such rights, warrants, options or convertible or exchangeable securities, the Exercise Price shall be reduced by multiplying the Exercise Price in effect immediately prior to such earliest date by:

         (x) if such Capital Stock is Common Stock, a fraction the numerator of which is the number of shares of Common Stock outstanding on such earliest date plus the number of shares of Common Stock which could be purchased at the Current Market Price per share of Common Stock on the date of such issuance or distribution with the aggregate consideration (based on the Fair Market Value thereof) received or receivable by the Company either (A) in connection with such issuance or distribution or
         (B) upon the conversion, exchange, purchase or subscription of all such rights, warrants, options or convertible or exchangeable securities (the "Aggregate Consideration"), and the denominator of which is the number of shares of Common Stock outstanding on such earliest date plus the number of shares of Common Stock to be so issued or distributed or to be issued upon the conversion, exchange, purchase or subscription of all such rights, warrants, options or convertible or exchangeable securities; or

         (y) if such Capital Stock is other than Common Stock, a fraction the numerator of which is the Current Market Price per share of Common Stock on such earliest date minus an amount equal to (A) the difference between (1) the Current Market Price per share of such Capital Stock multiplied by the number of shares of such Capital Stock to be so issued and (2) the Aggregate Consideration, divided by (B) the number of shares of Common Stock outstanding on such date, and the denominator of which is the Current Market Price per share of Common Stock on such earliest date.

Such adjustment shall be made successively whenever any such Capital Stock, rights, warrants, options or convertible or exchangeable securities are so issued or distributed. In determining whether any rights, warrants, options or convertible or exchangeable securities entitle the holders thereof to subscribe for, purchase, convert into or exchange for shares of such Capital Stock at less than such Current Market Price, there shall be taken into account the Fair Market Value of any consideration received or receivable by the Company for such rights, warrants, options or convertible or exchangeable securities (including upon exercise thereof.) If any right, warrant, option or convertible or exchangeable securities, the issuance of which resulted in an adjustment in the Exercise Price pursuant to this Section 9.1(b), shall expire and shall not have been exercised, the Exercise Price shall immediately upon such expiration be recomputed to the Exercise Price which would have been in effect if such right, warrant, option or convertible or exchangeable

## CT01/CORCA/98595.38
                                      -10-
securities had never been distributed or issued. Notwithstanding anything contained in this paragraph to the contrary, the issuance of Capital Stock upon the exercise of such rights, warrants or options or the conversion or exchange of such convertible or exchangeable securities will not cause an adjustment in the Exercise Price if no such adjustment would have been required at the time such right, warrant, option or convertible or exchangeable security was issued or distributed; PROVIDED, HOWEVER, that, if the consideration payable upon such exercise, conversion or exchange and/or the Capital Stock receivable thereupon are changed after the time of the issuance or distribution of such right, warrant, option or convertible or exchangeable security, then such change shall be deemed to be the expiration thereof without having been exercised and the issuance or distribution of new options, rights, warrants or convertible or exchangeable securities.

         Notwithstanding anything contained in this Agreement to the contrary, options, rights or warrants issued or distributed by the Company, including options, rights or warrants distributed prior to the date of this Agreement, to holders of Common Stock generally which, until the occurrence of a specified event or events (a "Trigger Event"), (i) are deemed to be transferred with Common Stock, (ii) are not exercisable and (iii) are also issued on a pro rata basis with respect to future issuances of Common Stock, shall be deemed not to have been issued or distributed for purposes of this Section 9.1 (and no adjustment to the Exercise Price under this Section 9.1 will be required) until the occurrence of the earliest Trigger Event. Upon the occurrence of a Trigger Event, such options, rights or warrants shall continue to be deemed not to have been issued or distributed for purposes of this Section 9.1 (and no adjustment to the Conversion Price under this Section 9.1 will be required) if and for so long as each Holder who thereafter exercises such Holder's Warrants shall be entitled to receive upon such exercise, in addition to the shares of Common Stock issuable upon such conversion, a number of such options, rights or warrants, as the case may be, equal to the number of options, rights or warrants to which a holder of the number of shares of Common Stock equal to the number of shares of Common Stock issuable upon exercise of such Holder's Warrants is entitled to receive at the time of such exercise in accordance with the terms and provisions of and applicable to such options, rights or warrants. Upon the expiration of any such options, rights or warrants or at such time, if any, as a Holder is not entitled to receive such options, rights or warrants upon exercise of such Holder's Warrants, an adjustment (if any is required) to the Conversion Price shall be made in accordance with this Section 9.1 with respect to the issuance of all such options, rights and warrants as of the date of issuance thereof, but subject to the provisions of the preceding paragraph. If any such option, right or warrant, including any such options, rights or warrants distributed prior to the date of this Agreement, are subject to events, upon the occurrence of which such options, rights or warrants become exercisable to purchase different securities, evidences of indebtedness, cash, properties or other assets or different amounts thereof, then, subject to the preceding provisions of this paragraph, the date of the occurrence of any and each such event shall be deemed to be the date of distribution and record date with respect to new options, rights or warrants with such new purchase rights (and a termination or expiration of the existing options, rights or warrants without exercise thereof). In addition, in the event of any distribution (or deemed distribution) of options, rights or warrants, or any Trigger Event or other event of the type described in the preceding sentence, that required (or would have required but for the provisions of Section 9.3) an adjustment to the Exercise Price under this Section 9.1 and such options, rights or warrants shall thereafter have been redeemed or repurchased without having been exercised, then the Exercise Price shall be adjusted upon such redemption or repurchase to give effect to such distribution, Trigger Event or other event, as the case may be, as though it had instead been a cash distribution, equal on a per share basis to the result of the aggregate redemption or repurchase price received by holders of such options, rights or warrants divided by the number of shares of Common Stock outstanding as of the date of such repurchase or redemption, made to holders of Common Stock generally as of the date of such redemption or repurchase.

         (c) If the Company shall pay or distribute, as a dividend or otherwise, generally to holders of Common Stock or any class or series of Capital Stock which is convertible into or exercisable or exchangeable for Common Stock any assets, properties or rights (including, without limitation, evidences of indebtedness of the Company, any subsidiary or any other person or entity, cash or Capital Stock or other securities of the Company, any subsidiary or any other person or entity, but excluding payments and distributions as described in
Section 9.1(a) or 8.1(b), dividends and distributions in connection with the liquidation, dissolution or winding up of the Company in its entirety and distributions consisting solely of cash described in Section 9.1(d)), then in each such case the Exercise Price shall be reduced by multiplying the Exercise Price in effect immediately prior to the date of such payment or distribution by a

## CT01/CORCA/98595.38
                                      -11-
fraction, the numerator of which is the Current Market Price per share of Common Stock on the record date for the determination of stockholders entitled to receive such payment or distribution less the Fair Market Value per share on such record date of the assets, properties or rights so paid or distributed and the denominator shall be the Current Market Price per share of Common Stock on such record date. For purposes of this Section 9.1(c), such Fair Market Value per share shall equal the aggregate Fair Market Value on such record date of the assets, properties or rights to paid or distributed divided by the number of shares of Common Stock outstanding on such record date. Such adjustment shall become effective immediately after the record date for the determination of shareholders entitled to receive such distribution.

         (d) If the Company shall, by dividend or otherwise, make a distribution (other than in connection with the liquidation, dissolution or winding up of the Company in its entirety), generally to holders of Common Stock or any class or series of Capital Stock which is convertible into or exercisable or exchangeable for Common Stock, consisting solely of cash where (x) the sum of (i) the aggregate amount of such cash plus (ii) the aggregate amount of all cash so distributed (by dividend or otherwise) to such holders within the 12-month period ending on the record date for determining stockholders entitled to receive such distribution with respect to which no adjustment has been made to the Exercise Price pursuant to this Section 9.1(d) exceeds (y) 10% of the result of the multiplication of (1) the Current Market Price per share of Common Stock on such record date times (2) the number of shares of Common Stock outstanding on such record date, then the Exercise Price shall be reduced, effective immediately prior to the opening of business on the day following such record date, by multiplying the Exercise Price in effect immediately prior to the close of business on the day prior to such record date by a fraction, the numerator of which is the Current Market Price per share of Common Stock on such record date less the aggregate amount of cash per share so distributed and the denominator of which is such Current Market Price; PROVIDED, HOWEVER, that, if the aggregate amount of cash per share is equal to or greater than such Current Market Price, then, in lieu of the foregoing adjustment, adequate provision shall be made so that each Holder shall have the right to receive upon conversion (with respect to each share of Common Stock issued upon such conversion and in addition to the Common Stock issuable upon conversion) the aggregate amount of cash per share such Holder would have received had such Holder's Warrants been exercised immediately prior to such record date. In no event shall the Exercise Price be increased pursuant to this Section 9.1(d); PROVIDED, HOWEVER, that if such distribution is not so made, the Exercise Price shall be adjusted to be the Exercise Price which would have been in effect if such distribution had not been declared. For purposes of this paragraph of this Section 9.1(d), such aggregate amount of cash per share shall equal such sum divided by the number of shares of Common Stock outstanding on such record date.

         (e) Anything in this Section 9 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Exercise Price, in addition to those required by this Section 9.1, as it in its discretion shall determine to be advisable.

         (f) For purposes of this Agreement, "Current Market Price" means, when used with respect to any security as of any date, the last sale price, regular way, of such security as reported for consolidated transactions on the New York Stock Exchange or, if such security is not listed or admitted to trading on the New York Stock Exchange, as reported for consolidated transactions with respect to securities listed on the principal national securities exchange on which such security is listed or admitted to trading or, if such security is not listed or admitted to trading on any national securities exchange, the average of the closing bid and asked prices, regular way, as reported on the Nasdaq National Market, or, if such security is not listed or admitted to trading on the Nasdaq National Market, as reported on the Nasdaq SmallCap Market, or if such security is not listed or admitted to trading on any national securities exchange or the Nasdaq National Market or the Nasdaq SmallCap Market, the average of the high bid and low asked prices of such security in the over-the-counter market as reported by the NASD Automated Quotations System or such other system then in use or, if such security is not quoted by any such organization, the average of the closing bid and asked prices of such security furnished by a New York Stock Exchange member firm selected by the Company. If such security is not quoted by any such organization and no such New York Stock Exchange member firm is able to provide such prices, the Current Market Price of such security shall be the Fair Market Value thereof.

## CT01/CORCA/98595.38
                                      -12-

         (g) For purposes of this Agreement, "Fair Market Value" means, at any date as to any asset, property or right (including without limitation, capital stock or any person, evidences of indebtedness or other securities, but excluding cash), the fair market value of such item as determined in good faith by the Board of Directors, whose determination shall be conclusive; PROVIDED, HOWEVER, that, if there is a Current Market Price for such item on such date, "Fair Market Value" means such Current Market Price (without giving effect to the last sentence of the definition thereof).

         9.2 MERGER OR CONSOLIDATION. In the event of (i) any reclassification (including, without limitation, a reclassification effected by means of an exchange or tender offer by the Company or any Subsidiary) or change of outstanding Common Stock (other than a change in par value, or from par value to no par value, or from no par value to par value, or as a result of a subdivision or combination), (ii) any consolidation, merger or combination of the Company with another corporation as a result of which holders of Common Stock shall be entitled to receive securities or other assets (including cash) with respect to or in exchange for Common Stock or (iii) any sale or conveyance of the assets of the Company as, or substantially as, an entirety to any other corporation as a result of which holders of Common Stock shall be entitled to receive securities or other assets (including cash) with respect to or in exchange for Common Stock, then the Company or the successor or purchasing corporation, as the case may be, shall execute and deliver to the Holder upon surrender of the Warrant Certificate held by such Holder a supplemental warrant agreement providing that the holder of each Warrant then outstanding or to be outstanding shall have the right thereafter (until the expiration of such Warrant) to receive, upon full exercise of such Warrant, the kind and amount of shares of stock and/or other securities and/or property receivable upon such consolidation or merger, by a holder of the number of shares of Common Stock for which such Warrant might have been exercised immediately prior to such reclassification, change, consolidation, merger, combination, sale or conveyance. Such supplemental warrant agreement shall provide for adjustments which shall be as nearly equivalent as practicable to the adjustments provided for in this Section 9. The above provision of this subsection shall similarly apply to successive events of the type described in this Section 9.2.

         9.3 NO ADJUSTMENT OF EXERCISE PRICE IN CERTAIN CASES. No adjustment of the Exercise Price shall be made if the amount of said adjustment shall be less than two cents ($0.02) per Warrant Security, PROVIDED, HOWEVER, that in such case any adjustment that would otherwise be required then to be made shall be carried forward and shall be made at the time of and together with the next subsequent adjustment which, together with any adjustment so carried forward, shall amount to at least two cents ($0.02) per Warrant Security.

         9.4 ADJUSTMENT IN NUMBER OF SECURITIES. Upon each adjustment of the Exercise Price pursuant to the provisions of Section 9.1(a) or (b), the number of shares of Common Stock issuable upon exercise at the adjusted Exercise Price of each Warrant shall be adjusted to the nearest full amount by multiplying a number equal to the Exercise Price in effect immediately prior to such adjustment by the number of shares of Common Stock issuable upon exercise of Warrants immediately prior to such adjustment and dividing the product so obtained by the adjusted Exercise Price.

         9.5 CERTIFICATE OF ADJUSTMENT. After each adjustment of the Exercise Price or the amount of Warrant Securities purchasable upon exercise of Warrants pursuant to this Section 9, the Company will promptly prepare a certificate signed by the Chairman or President, and by the Treasurer or an Assistant Treasurer or the Secretary or an Assistant Secretary, of the Company setting forth: (i) the Exercise Price, as so adjusted; (ii) the amount of Warrant Securities purchasable upon exercise of each Warrant after such adjustment; and
(iii) a brief statement of the facts accounting for such adjustment. The Company will promptly file such certificate with its records and cause a brief summary thereof to be sent by ordinary first class mail to each Holder at his or her last address as it shall appear on the registry books of the Company.

         9.6 VALIDITY OF WARRANT CERTIFICATE. Irrespective of any adjustments or changes in the Exercise Price or the amount of Warrant Securities purchasable upon exercise of Warrants, Warrant Certificates theretofore and thereafter issued shall continue to express the Exercise Price per share and the amount of Warrant Securities purchasable thereunder as of the date such Warrant Certificates were originally issued; provided, the Holders shall be entitled to exercise Warrants represented by such Warrant Certificates after giving effect to each such adjustment and change, and

## CT01/CORCA/98595.38
                                      -13-
such Warrant Certificate shall be deemed to incorporate each such adjustment and change as if new Warrant Certificates reflecting each such adjustment and change had been issued to the Holders.

         10. EXCHANGE AND REPLACEMENT OF WARRANT CERTIFICATES. Each Warrant Certificate is exchangeable, without expense, upon the surrender thereof by the Holder at the principal executive office of the Company, for a new Warrant Certificate of like tenor and date representing in the aggregate the right to purchase the same number of Warrant Securities in such denominations as shall be designated by the Holder thereof at the time of such surrender.

         Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of any Warrant Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to it, and reimbursement to the Company of all reasonable expenses incidental thereto, and upon surrender and cancellation of such Warrant Certificates, if mutilated, the Company will make and deliver a new Warrant Certificate of like tenor in lieu thereof.

         11. ELIMINATION OF FRACTIONAL INTERESTS. The Company shall not be required to issue certificates representing fractions of shares of Common Stock upon the exercise of the Warrants to purchase Common Stock, nor shall it be required to issue scrip or pay cash in lieu of fractional interests, it being the intent of the parties that all fractional interests shall be eliminated by rounding any fraction up to the nearest whole number of shares of Common Stock or other securities, properties or rights.

         12. RESERVATION AND LISTING OF SECURITIES. The Company shall at all times reserve and keep available out of its authorized capital stock, solely for the purpose of issuance upon the exercise of the Warrants, such number of shares of Common Stock or other securities, property or rights as shall be issuable upon exercise thereof. The Company covenants and agrees that, upon exercise of the Warrants and payment of the Exercise Price therefor, all shares of Common Stock and other securities issued by the Company upon such exercise shall be duly and validly issued, fully paid, non-assessable and not subject to the preemptive rights of any security holder of the Company. As long as the Warrants shall be outstanding, the Company shall use its reasonable best efforts to cause the Common Stock issuable upon the exercise of the Warrants to be listed (subject to official notice of issuance) on all securities exchanges on which the Common Stock may then be listed and/or quoted on the Nasdaq Stock Market if the Common Stock issued to the public is so quoted.

         13. NOTICES TO HOLDERS. Nothing contained in this Agreement shall be construed as conferring upon the Holders the right to receive dividends or to vote or to consent or to receive notice as a stockholder in respect of any meetings of stockholders for the election of directors or any other matter or as having any rights whatsoever as a stockholder of the Company. If, however, at any time prior to the expiration of the Warrants and their exercise, any of the following events shall occur:

                  (a) the Company shall set a record date for the purpose of entitling them to receive a dividend or distribution payable otherwise than in cash, or a cash dividend or distribution payable otherwise than out of current or retained earnings, as indicated by the accounting treatment of such dividend or distribution on the books of the Company; or

                  (b) the Company shall offer to all the holders of shares of Common Stock any additional shares of capital stock of the Company or securities convertible into or exchangeable for shares of capital stock of the Company, or any option, right or warrant to subscribe therefor; or

                  (c) a dissolution, liquidation or winding up of the Company (other than in connection with a consolidation or merger) or a sale of all or substantially all of its property, assets and business as an entirety shall be proposed;

then, in any one or more of said events, the Company shall give written notice of such event to each Holder at least 15 days prior to the date fixed as a record date or the date of closing the transfer books for the determination of the

## CT01/CORCA/98595.38
                                      -14-
stockholders entitled to such dividend, distribution or offer, or entitled to vote on such proposed dissolution, liquidation, winding up or sale. Such notice shall specify such record date or the date of closing the transfer books, as the case may be. Failure to give such notice or any defect therein shall not affect the validity of any action taken in connection with any of the events described in this Section 13.

         14.      NOTICES.

         All notices, requests, consents and other communications hereunder shall be in writing and shall be deemed to have been duly made and sent when delivered, or mailed by registered or certified mail, return receipt requested:

                  (a) If to a Holder, to the address of such Holder as shown on the books of the Company; or

                  (b) If to the Company, to the address set forth in Section 3 hereof or to such other address as the Company may designate by notice to the Holders.

         15. SUPPLEMENTS AND AMENDMENTS. The Company and the Underwriters may from time to time supplement or amend this Agreement without the approval of any Holders (other than the Underwriters) in order to cure any ambiguity, to correct or supplement any provision contained herein which may be defective or inconsistent with any provisions herein, or to make any other provisions in regard to matters or questions arising hereunder which the Company and the Initial Purchaser may deem necessary or desirable and which the Company and the Underwriters deem shall not adversely affect the interests of the Holders in any material respect.

         16. SUCCESSORS. All the covenants and provisions of this Agreement shall be binding upon and inure to the benefit of the Company, the Holders and their respective successors and assigns hereunder.

         17.  TERMINATION.  This  Agreement  shall  terminate  at the  close of
business  on  April  24,   2004.   Notwithstanding   the   foregoing,   the
indemnification provisions of Section 7 shall survive such termination until the close of business on April 24, 2009.

         18. GOVERNING LAW; SUBMISSION TO JURISDICTION. This Agreement and each Warrant Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of New York and for all purposes shall be construed in accordance with the laws of said State without giving effect to the rules of said State governing the conflicts of laws.

         The Company, the Underwriters and the Holders hereby agree that any action, proceeding or claim against it arising out of, or relating in any way to, this Agreement shall be brought and enforced in the courts of the State of New York or of the United States of America for the Southern District of New York, and irrevocably submits to such jurisdiction, which jurisdiction shall be exclusive. The Company, the Underwriters and the Holders hereby irrevocably waive any objection to such exclusive jurisdiction or inconvenient forum and also hereby irrevocably waive any right or claim to trial by jury in connection with any such action, proceeding or claim. Any such process or summons to be served upon any of the Company, the Underwriters and the Holders (at the option of the party bringing such action, proceeding or claim) may be served by transmitting a copy thereof, by registered or certified mail, return receipt requested, postage prepaid, addressed to it at the address set forth in Section 14 hereof. Such mailing shall be deemed personal service and shall be legal and binding upon the party so served in any action, proceeding or claim. The Company, the Underwriters and the Holders agree that the prevailing party(ies) in any such action or proceeding shall be entitled to recover from the other party(ies) all of its/their reasonable legal costs and expenses relating to such action or proceeding and/or incurred in connection with the preparation therefor.

         19. ENTIRE AGREEMENT; MODIFICATION. This Agreement (including the Underwriting Agreement to the extent portions thereof are referred to herein) contains the entire understanding between the parties hereto with respect to the subject matter hereof. Except as set forth in Section 15 hereof, this Agreement may not be modified or amended except by a writing duly signed by the party against whom enforcement of the modification or amendment is sought.

## CT01/CORCA/98595.38
                                      -15-

         20. SEVERABILITY. If any provision of this Agreement shall be held to be invalid or unenforceable, such invalidity or unenforceability shall not affect any other provision of this Agreement.

         21. CAPTIONS. The caption headings of the Sections of this Agreement are for convenience of reference only, and are not intended, nor should they be construed as, a part of this Agreement and shall be given no substantive effect.

         22. BENEFITS OF THIS AGREEMENT. Nothing in this Agreement shall be construed to give to any person, corporation or entity other than the Company and the Underwriters and any other Holders of Warrants and/or Warrant Securities any legal or equitable right, remedy or claim under this Agreement; and this Agreement shall be for the sole and exclusive benefit of the Company and the Underwriters and any other Holders of Warrants and/or Warrant Securities.

         23. COUNTERPARTS. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original and such counterparts shall together constitute but one and the same instrument.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

[SEAL]

                                                        WESTBRIDGE CAPITAL CORP.

                                                By: /s/ Patrick J. Mitchell
                                                Name: Patrick J. Mitchell
                                                Title: Executive Vice President,

Attest:                                                Chief Financial Officer
                                                       and Treasurer

 /S/ MICHAEL D. NORRIS

Name: Michael D. Norris
Title: Secretary

                                                     FORUM CAPITAL MARKETS L. P.

                                                         By: /s/ Terence M. York
                                                           Name: Terence M. York
                                                                Title: President

                                                RAYMOND JAMES & ASSOCIATES, INC.

                                                              By: /s/ Jan Sirota
                                                                Name: Jan Sirota
                                                        Title: Managing Director

## CT01/CORCA/98595.38
                                      -16-

                                                                       EXHIBIT A

                          [FORM OF WARRANT CERTIFICATE]

THE TRANSFER OR EXCHANGE OF THE WARRANTS REPRESENTED BY THIS CERTIFICATE IS RESTRICTED IN ACCORDANCE WITH THE WARRANT AGREEMENT REFERRED TO HEREIN.

                                   EXERCISABLE ON AND AFTER APRIL 24, 1998 UNTIL
                                     5:30 P.M., NEW YORK TIME, APRIL 24, 2002

No. W-                                                                  Warrants

                               WARRANT CERTIFICATE

         This Warrant Certificate certifies that , or registered assigns, is the registered holder of Warrants to purchase initially, at any time from April 24, 1998 until 5:30 p.m. New York time on April 24, 2002

(the "Expiration Date"), up to __________ fully-paid and non-assessable shares of Common Stock, par value $.10 per share (the "Common Stock"), of WESTBRIDGE CAPITAL CORP. (the "Company"), at the initial exercise price, subject to adjustment in certain events (as adjusted, the "Exercise Price"), of $10.92 per share upon surrender of this Warrant Certificate and payment of the aggregate Exercise Price, at an office or agency of the Company, but subject to the conditions set forth herein and in the warrant agreement dated as of April 29, 1997 by and among the Company, Forum Capital Markets L.P. and Raymond James & Associates, Inc. (the "Warrant Agreement"). Payment of the aggregate Exercise Price, shall be made by certified or official bank check in New York Clearing House funds payable to the order of the Company and by surrender of this Warrant Certificate.

         No Warrant may be exercised after 5:30 p.m., New York time, on the Expiration Date, at which time all Warrants evidenced hereby, unless exercised prior thereto, shall thereafter be void.

         The Warrants evidenced by this Warrant Certificate are part of a duly authorized issue of Warrants issued pursuant to the Warrant Agreement, which Warrant Agreement is hereby incorporated by reference in and made a part of this instrument and is hereby referred to for a description of the rights, limitation of rights, obligations, duties and immunities thereunder of the Company and the holders (the words "holders" or "holder" meaning the registered holders or registered holder) of the Warrants.

         The Warrant Agreement provides that upon the occurrence of certain events the Exercise Price and the amount the type and/or number of the Company's securities issuable hereunder may, subject to certain conditions, be adjusted. Subject to Section 9.6 of the Warrant Agreement, in such event, the Company will, at the request of the holder, issue a new Warrant Certificate evidencing the adjustment in the Exercise Price and the number and/or type of securities issuable upon the exercise of the Warrants; PROVIDED, HOWEVER, that the failure of the Company to issue such new Warrant Certificates shall not in any way change, alter or otherwise impair the rights of the holder as set forth in the Warrant Agreement.

         Upon due presentment for registration of transfer of this Warrant Certificate at an office or agency of the Company, a new Warrant Certificate or Warrant Certificates of like tenor and evidencing in the aggregate a like number of Warrants shall be issued to the permitted transferee(s) in exchange for this Warrant Certificate, subject to the limitations provided herein and in the Warrant Agreement, without any charge except for any tax or other governmental charge imposed in connection with such transfer.

## CT01/CORCA/98595.38

         Upon the exercise of less than all of the Warrants evidenced by this Warrant Certificate, the Company shall forthwith issue to the holder hereof a new Warrant Certificate representing such number of unexercised Warrants.

         The Company may deem and treat the registered holder(s) hereof as the absolute owner(s) of this Warrant Certificate (notwithstanding any notation of ownership or other writing hereon made by anyone), for the purpose of any exercise hereof, and of any distribution to the holder(s) hereof, and for all other purposes, and the Company shall not be affected by any notice to the contrary.

         All terms used in this Warrant Certificate which are defined in the Warrant Agreement shall have the meanings assigned to them in the Warrant Agreement.

         IN WITNESS WHEREOF, the Company has caused this Warrant Certificate to be duly executed under its corporate seal.

Dated as of _______________________

         WESTBRIDGE CAPITAL CORP.

[SEAL]
         By:

              Name:

              Title:

Attest:

Name:
Title:

## CT01/CORCA/98595.38

                                     ANNEX A
                             TO WARRANT CERTIFICATE

             [FORM OF ELECTION TO PURCHASE PURSUANT TO SECTION 3.1]

                The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to purchase shares of Common Stock and herewith tenders in payment for such securities a certified or official bank check payable in New York Clearing House Funds to the order of Westbridge Capital Corp. in the amount of $ , all in accordance with the terms of Section 3 of the Underwriters' Warrant Agreement dated as of April 29, 1997 by and among Westbridge Capital Corp., Forum Capital Markets L.P and Raymond James & Associates, Inc. The undersigned requests that a certificate for such securities be registered in the name of whose address is and that such certificate be delivered to
whose address is
                        .

Dated:  ___________________________

                                               Signature

                                               (Signature must conform in
                                               all respects to name of
                                               holder as specified on the
                                               face of the Warrant
                                               Certificate.)

                                               (Insert Social Security or Other
                                               Identifying Number of Holder)

## CT01/CORCA/98595.38

                                     ANNEX B
                             TO WARRANT CERTIFICATE

             [FORM OF ELECTION TO PURCHASE PURSUANT TO SECTION 3.2]

                The undersigned hereby irrevocably elects to exercise the right, represented by this Warrant Certificate, to purchase shares of Common Stock all in accordance with the terms of Section 3.2 of the Underwriters' Warrant Agreement dated as of April 29, 1997 by and among Westbridge Capital Corp., Forum Capital Markets L.P. and Raymond James & Associates, Inc. The undersigned requests that a certificate for such securities be registered in the name of whose address is and that such certificate be delivered to
                               whose address is
                                                        .

Dated:

                                               Signature

                                               (Signature must conform in
                                               all respects to name of
                                               holder as specified on the
                                               face of the Warrant
                                               Certificate.)

                                               (Insert Social Security or Other
                                               Identifying Number of Holder)

## CT01/CORCA/98595.38

                                                                         ANNEX C
                                                          TO WARRANT CERTIFICATE

                              [FORM OF ASSIGNMENT]

                (To be executed by the registered holder if such
              holder desires to transfer the Warrant Certificate.)

         FOR VALUE RECEIVED
                            ------------------------------------------
hereby sells, assigns and transfers unto
-----------------------------------------
-----------------------------------------
(Please print name and address of transferee)

the within Warrant Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint Attorney to transfer the within Warrant Certificate on the books of the within-named Company, with full power of substitution.

Dated:

                                            Signature:

                                            (Signature must conform in
                                            all respects to name of
                                            holder as specified on the
                                            face of the Warrant
                                            Certificate.)

                                            (Insert Social Security or Other
                                            Identifying Number of Assignee)

## CT01/CORCA/98595.38