Form 10-Q
period 1997-06-30
WESTBRIDGE CAPITAL CORP
filed 1997-08-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Common Stock - Par Value $.10    6,217,044 Shares Outstanding at August 11, 1997

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

                                                                       PAGE(S)

PART I - FINANCIAL INFORMATION

   Item 1 - FINANCIAL STATEMENTS

         1. Consolidated Balance Sheets at June 30, 1997,
            December 31, 1996 and June 30, 1996.                         3-4

         2. Consolidated Statements of Operations for the
            Three and Six Months Ended June 30, 1997 and 1996.            5

         3. Consolidated Statements of Cash Flows for the Three
            and Six Months Ended June 30, 1997 and 1996.                 6-7

         4. Notes to Consolidated Financial Statements.                  8-10

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS                                           11-19

PART II - OTHER INFORMATION

   Item 1 - LEGAL PROCEEDINGS                                             20

   Item 6 - EXHIBITS AND REPORTS ON FORM 8-K                              20

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                              June 30,    December 31, June 30,
                                               1997          1996        1996
                                            (UNAUDITED)    (AUDITED) (UNAUDITED)
Investments:
Fixed Maturities:
Available-for-sale, at market value
(amortized cost $123,338, $90,370
and $86,383)                                      $126,753   $ 91,947   $ 86,563
Equity securities, at market                         2,056      1,596      1,747
Mortgage loans on real estate                          408        658        609
Investment real estate                                   -          -        141
Policy loans                                           283        282        273
Short-term investments                              10,015      7,722     10,067
                                                  --------   --------   --------

Total Investments                                  139,515    102,205     99,400

Cash                                                13,761      1,013      3,585
Accrued investment income                            2,436      1,889      1,823
Receivables from agents, net of allowance
for doubtful accounts                               21,633     18,311     20,128
Deferred policy acquisition costs                   87,477     83,871     73,395
Leasehold improvements and equipment, at
cost, net of accumulated depreciation and
amortization                                         1,271      1,311      1,503
Due from reinsurers                                  4,031      1,456      5,283
Commissions receivable                               5,556      3,406      1,105
Other assets                                         9,273      7,254      8,383
                                                  --------   --------   --------

Total Assets                                      $284,953   $220,716   $214,605
                                                  ========   ========   ========





     The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS

                        (in thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

                                                     June 30,     December 31,  June 30,
                                                       1997          1996         1996
                                                   (UNAUDITED)     (AUDITED)   (UNAUDITED)

Liabilities:
Policy liabilities and accruals:
Future policy benefits                                $  56,447    $  54,204    $  55,267
Claims                                                   30,548       39,186       38,527
                                                      ---------    ---------    ---------
                                                         86,995       93,390       93,794

Commission advances payable                               9,217        4,368          981
Other liabilities                                        16,047        4,196       12,091
Deferred income taxes                                     8,735       10,299        6,849
Notes payable                                            10,364       21,210       18,538
Senior subordinated notes, net of unamortized
discount, due 2002                                       19,397       19,350       19,306
Convertible subordinated notes, due 2004                 70,000            -            -
                                                      ---------    ---------    ---------

Total Liabilities                                       220,755      152,813      151,559
                                                      ---------    ---------    ---------
Redeemable Preferred Stock                               19,000       20,000       20,000
                                                      ---------    ---------    ---------

Stockholders' Equity:
Common stock, ($.10 par value, 30,000,000
shares authorized; 6,179,099, 6,039,994
and 5,993,458 shares issued)                                618          604          599
Capital in excess of par value                           30,884       29,226       29,210
Unrealized appreciation of investments
 carried at market value, net of tax                      2,906        1,057           87
Retained earnings                                        10,960       17,186       13,320
                                                      ---------    ---------    ---------
                                                         45,368       48,073       43,216
Less - Aggregate of shares held in treasury and
investment by affiliate in Westbridge Capital Corp.
common stock (28,600 at June 30, 1997,
December 31, 1996 and June 30, 1996), at cost              (170)        (170)        (170)
                                                      ---------    ---------    ---------

Total Stockholders' Equity                               45,198       47,903       43,046
                                                      ---------    ---------    ---------

Total Liabilities, Redeemable Preferred

  Stock and Stockholders' Equity                      $ 284,953    $ 220,716    $ 214,605
                                                      =========    =========    =========







     The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)

                                   (unaudited)

                                             Three Months Ended        Six Months Ended
                                                   JUNE  30,               JUNE 30,
                                            ----------------------  -----------------------
                                              1997         1996         1997         1996
                                            ----------------------  -----------------------
Revenues:
Premiums:
First-year                                  $   9,700    $  16,480   $  21,829    $  30,880
Renewal                                        31,322       22,560      60,013       43,570
                                            ---------    ---------   ---------    ---------
                                               41,022       39,040      81,842       74,450
Net investment income                           2,530        2,191       4,756        4,307
Fee and service income                          4,106        2,017       7,608        3,794
Net realized gain on investments                  192          116         132          201
                                            ---------    ---------   ---------    ---------
                                               47,850       43,364      94,338       82,752
                                            ---------    ---------   ---------    ---------
Benefits, claims and expenses:
Benefits and claims                            31,187       22,632      56,482       44,546
Amortization of deferred policy
acquisition costs                               8,090        6,026      13,330       10,355
Commissions                                     3,679        1,809       6,967        3,746
General and administrative expenses            11,046        7,133      18,368       13,699
Taxes, licenses and fees                        1,625        1,721       3,082        3,064
Interest expense                                1,702        1,013       2,926        1,964
                                            ---------    ---------   ---------    ---------
                                               57,329       40,334     101,155       77,374
                                            ---------    ---------   ---------    ---------
(Loss) income before income taxes, equity
in earnings of Freedom Holding
Company and extraordinary item                 (9,479)       3,030      (6,817)       5,378
(Benefit) provision for income taxes           (3,318)       1,060      (2,386)       1,882
Equity in Freedom Holding Company                   -           27           -           74
                                            ---------    ---------   ---------    ---------
(Loss) income before extraordinary item        (6,161)       1,997      (4,431)       3,570
Extraordinary loss from early
extinguishment of debt, net of tax             (1,007)           -      (1,007)           -
                                            ---------    ---------   ---------    ---------
Net (loss) income                           $  (7,168)   $   1,997   $  (5,438)   $   3,570
                                            =========    =========   =========    =========

Preferred stock dividends                         392          412         788          825
                                            ---------    ---------   ---------    ---------
(Loss) income applicable to
common stockholders                         $  (7,560)   $   1,585   $  (6,226)   $   2,745
                                            =========    =========   =========    =========

Earnings per common share:
Primary:
(Loss) income before extraordinary item     $   (1.07)   $     .26   $    (.85)   $     .45
Extraordinary item                               (.16)           -        (.17)           -
                                            ---------    ---------   ---------    ---------
Net (loss) income                           $   (1.23)   $     .26   $   (1.02)   $     .45
                                            =========    =========   =========    =========
Fully diluted:
(Loss) income before extraordinary item     $   (1.07)   $     .23   $    (.85)   $     .42
Extraordinary item                               (.16)           -        (.17)           -
                                            ---------    ---------   ---------    ---------
Net (loss) income                           $   (1.23)   $     .23   $   (1.02)   $     .42
                                            =========    =========   =========    =========

Weighted average shares outstanding:
Primary                                         6,129        6,113       6,093        6,109
Fully diluted                                   6,129        8,532       6,093        8,508






     The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                             Three Months Ended     Six Months Ended
                                                                  JUNE 30,               JUNE 30,
                                                            -------------------   ---------------------
                                                               1997        1996      1997        1996
                                                            -------------------   ---------------------
Cash Flows From Operating Activities:
  (Loss) income applicable to common stockholders          $ (7,560)   $  1,585    $ (6,226)   $  2,745
  Adjustments to reconcile net (loss) income to cash
  provided by (used for) operating activities:
  Depreciation expense                                          119         130         237         261
  Amortization of deferred policy acquisition costs           8,090       6,026      13,330      10,355
  Equity in earnings of Freedom Holding Company                   -         (27)          -         (74)
  (Increase) decrease in receivables from agents             (2,532)        911      (3,322)     (3,188)
  Addition to deferred policy acquisition costs              (7,904)    (11,153)    (16,936)    (21,878)
  Decrease (increase) in due from reinsurers                 19,100      (2,052)     (2,575)     (5,283)
  Increase in commissions receivable                           (961)       (582)     (2,150)     (1,105)
  (Increase) decrease in other assets                        (1,003)      1,743      (2,019)      4,116
  (Decrease) increase in policy liabilities and accruals       (312)      1,513      (6,395)      3,399
  Increase in commission advances payable                     2,050         939       4,849         981
  (Decrease) increase in deferred income taxes               (2,233)       (313)     (1,564)        258
  (Decrease) increase in other liabilities                   (4,464)     (1,414)     11,851         174
  Other, net                                                 (1,956)       (113)       (794)        750
                                                           --------    --------    --------    --------
Net Cash Provided By (Used For) Operating Activities            434      (2,807)    (11,714)     (8,489)
                                                           --------    --------    --------    --------

Cash Flows From Investing Activities:
Acquisition of Freedom Holding Company                            -      (3,970)          -      (3,970)
Proceeds from investments sold:
Fixed maturities, classified as available-for-sale,
called or matured                                                88         600       2,761       5,188
Fixed maturities, classified as available-for-sale, sold      2,257      29,430      13,008      30,463
Short-term investments, sold or matured                       4,509      12,020       9,740      55,999
Other investments, sold or matured                               14         183         353         255
Cost of investments acquired                                (53,906)    (33,800)    (60,300)    (80,433)
Additions to leasehold improvements and equipment,
net of retirements                                             (105)        (99)       (197)       (174)
                                                           --------    --------    --------    --------
Net Cash (Used For) Provided By Investing Activities        (47,143)      4,364     (34,635)      7,328
                                                           --------    --------    --------    --------

Cash Flows From Financing Activities:
Issuance of convertible notes                                70,000           -      70,000           -
Issuance of notes payable                                     3,210         494       9,083       2,731
Repayment of notes payable                                  (12,963)          -     (19,929)          -
Issuance of common stock                                         21           -          89           2
Purchase and cancellation of common stock                         -           -        (146)          -
                                                           --------    --------    --------    --------
Net Cash Provided By Financing Activities                    60,268         494      59,097       2,733
                                                           --------    --------    --------    --------
Increase In Cash During Period                               13,559       2,051      12,748       1,572
Cash at Beginning Of Period                                     202       1,534       1,013       2,013
                                                           --------    --------    --------    --------
Cash at End Of Period                                      $ 13,761    $  3,585    $ 13,761    $  3,585
                                                           ========    ========    ========    ========

Supplemental Disclosures Of Cash Flow Information:
Cash paid during the periods for:
Interest                                                   $  1,028    $    721    $  2,121    $  1,617
Income taxes                                               $     13    $     30    $     48    $     32

     The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (unaudited)

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

One thousand shares of the Company's Series A Convertible Redeemable Exchangeable Preferred Stock ('Series A Preferred Stock") were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock") during the six months ended June 30, 1997. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $1,000,000 and were converted into 118,905 shares of Common Stock.

The Company purchased the outstanding capital stock of Freedom Holding Company ("FHC") in the second quarter of 1996 for a cash purchase price of $6.3 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

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

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries ("Insurance Subsidiaries"), are involved in various claims disputes and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

NOTE 3 - ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES, DUE 2004

On April 29, 1997, the Company completed the sale of $65 million aggregate principal amount of its 7-1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in an underwritten public offering. On May 16, 1997, the Company completed the sale of an additional $5 million of its Convertible Notes in connection with the underwriters' over-allotment option. The net proceeds of the transaction approximated $67.7 million after deducting underwriting commissions and other expenses incurred in connection with the sales. Each $1,000 principal amount of the Convertible Notes is convertible into 91.575 shares of Westbridge Common Stock (6,410,250 shares in the aggregate) at an initial conversion price of $10.92 per share, subject to certain anti-dilution adjustments. Interest on the Convertible Notes will be paid semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. Also, at the initial closing for the sale of the Convertible Notes, Westbridge sold to the underwriters, for nominal consideration, warrants to purchase, in the aggregate, 297,619 shares of Common Stock at an exercise price of $10.92 per share, subject to certain anti-dilution provisions. The warrants are exercisable for a period of four years commencing on April 29, 1998.

On May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds from the sale of the Convertible Notes to recapture a block of insurance policies that had previously been reinsured consisting of approximately $9 million in total recapture costs less approximately $2 million in unearned premium reserves due to NFL and FLICA. SEE NOTE 4 - EXTRAORDINARY ITEM. In addition, as of June 30, 1997, Westbridge had contributed approximately $26 million of the net proceeds to the Insurance Subsidiaries to provide adequate levels of statutory capital and surplus. The Company intends to use the remaining net proceeds to increase sales of its Medical Expense and Critical Care and Specified Disease products and for other general corporate purposes.

NOTE 4 - EXTRAORDINARY ITEM

For the three months ended June 30, 1997, the Company recognized an aggregate of $1,007,000 in extraordinary losses, net of taxes. Of this amount, (i) $574,000 resulted from the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank; and (ii) $433,000 resulted from the termination and recapture of the block of reinsured insurance policies referred to in Note 3 above.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share,"(the "Statement") that revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The Statement established two measures of earnings per share: "basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. Earlier application is not permitted. However, an entity may disclose pro forma earnings per share amounts that would have resulted if the entity had applied the Statement in an earlier period. The Company intends to adopt SFAS No. 128 in its annual financial statements for the year ended December 31, 1997.

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by SFAS No. 128 for the quarters ended June 30, 1997 and 1996 are as follows:

                                         Three Months  Six Months   Three Months    Six Months
                                            ENDED         ENDED          ENDED        ENDED
                                         JUNE 30, 1997 JUNE 30, 1997 JUNE 30, 1996 JUNE 30, 1996
                                         ------------- ------------- ------------- -------------

Basic (loss) earnings per share           $  (1.23)      $  (1.02)      $   .27      $   .46
Diluted (loss) earnings per share         $  (1.23)      $  (1.02)      $   .24      $   .42

Diluted weighted average shares exclude all dilutive securities for loss periods.

NOTE 6 - EARNINGS PER SHARE

PRIMARY. Primary (loss) earnings per common share amounts were computed by dividing net (loss) income, less preferred stock dividends, by the primary weighted average number of shares outstanding. Primary loss per common share amounts related to the extraordinary item were computed by dividing the total extraordinary item, net of tax, by the primary weighted average number of shares outstanding.

The primary weighted average shares consist of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. As a result, primary weighted average shares do not assume conversion of the Series A Preferred Stock or the Convertible Notes to common stock. Primary weighted average shares exclude all common stock equivalents for loss periods.

FULLY DILUTED. Fully diluted per common share amounts assume conversion of the Series A Preferred Stock and the Convertible Notes, the elimination of the related preferred stock dividend and the after-tax interest expense, and the issuance of common stock for all other potentially dilutive securities. Fully diluted (loss) earnings per common share were computed by dividing net (loss) income plus after-tax interest expense related to the Convertible Notes by the fully diluted weighted average number of shares outstanding. Fully diluted loss per common share amounts related to the extraordinary item were computed by dividing the total extraordinary item, net of tax, by the fully diluted weighted average number of shares outstanding.

The fully diluted weighted average shares consist of common shares and all other dilutive securities outstanding for the period. Fully diluted weighted average shares exclude all dilutive securities for loss periods.

See also NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company markets medical expense and supplemental health insurance products and managed care health plans to individuals in 41 states. Since 1992, the Company has grown through a combination of acquisitions and, more recently, through sales of its underwritten products. Primarily as a result of acquisitions, the Company's total premiums grew from approximately $56.7 million in 1992 to approximately $98.7 million in 1994. During the first quarter of 1995, the Company implemented a strategy of expanding the number of agents in its marketing distribution system to increase sales of its underwritten products. As a result of this initiative, the Company's net annualized written premiums increased from $19.9 million in 1994 to $79.1 million in 1996 with total premiums increasing 59.0% to $156.8 million in 1996. During the middle of 1996, the Company reduced the marketing of its underwritten products due to statutory capital and surplus constraints caused by its rapid growth. While the Company's recently completed sale of the Convertible Notes has provided the Company with statutory capital and surplus to increase the marketing of its underwritten products, the sales volume has not yet returned to the levels experienced during the first six months of 1996. No assurance can be given that such levels will be obtained in the foreseeable future.

The Company has taken advantage of its marketing distribution system to market certain managed care health plans which are underwritten by Health Maintenance Organizations ("HMOs") and other non-affiliated managed care organizations. This marketing effort generates sales commissions that are included as a component of fee and service income and the related expense is included as a component of commissions. Fee and service income can be generated without regard to the statutory capital and surplus requirements that apply to the Company's underwritten products.

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

DPAC consists of expenditures associated with the production of new business. Such expenditures consist principally of the amount by which first-year commission costs exceed commission costs paid in subsequent policy years and policy issue costs. Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business. The amortization of these costs is based on actuarially estimated future premium revenues. The amortization rate is adjusted monthly to reflect actual experience.

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

NEW BUSINESS PRODUCTION. The Company's ability to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in underwritten health insurance product sales during 1995 and the first six months of 1996, the Company experienced a decline in its available statutory capital and surplus. Accordingly, the Company deliberately reduced the marketing of its underwritten products from the second quarter of 1996 through April 1997, consistent with its available statutory capital and surplus. This reduction in marketing efforts resulted in decreases in first-year premiums over the last four quarters. As of June 30, 1997, the Company had contributed approximately $33 million from the Convertible Note offering to its Insurance Subsidiaries to provide adequate levels of statutory capital and surplus. See Note 3 -- "ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES, DUE 2004." The Company intends to use the remaining net proceeds to increase sales of its Medical Expense and Critical Care and Specified Disease products and for other general corporate purposes. However, due to the relatively low margin on the Company's Medicare Supplement products, the Company intends to reduce its underwriting of such products in favor of marketing the Medicare Supplement Products of other non-affiliated insurers. Any resulting increase in sales as a result of the statutory capital and surplus contributions to the Insurance Subsidiaries is not expected to significantly increase total premiums until 1998. As a result, the Company's earnings are not expected to be significantly affected by increased sales, if any, during the remainder of 1997.

PREMIUMS. The following table shows the premiums received by the Company through internal sales and through acquisitions during the periods indicated. Certain reclassifications have been made to 1996 amounts in order to conform to 1997 presentation.

                                    Three Months Ended        Six Months Ended
                                          JUNE 30,                 JUNE 30,
                                   ---------------------    ---------------------
                                     1997        1996         1997          1996
                                   ---------------------    ---------------------
Company-Issued Policies:
First-year premiums                $ 9,488      $15,845      $21,358      $29,430
Renewal premiums                    19,929        9,914       36,795       18,163
                                   -------      -------      -------      -------
Total Company-issued policies       29,417       25,759       58,153       47,593
                                   -------      -------      -------      -------

Acquired Policies:
NFIC and AICT                        5,283        6,880       10,842       14,247
FLICA                                3,152        2,763        6,386        5,171
AII                                  1,799        2,114        3,692        4,340
LHI                                    387          464          794          942
DNL                                    717          752        1,434        1,526
Other                                  267          308          541          631
                                   -------      -------      -------      -------
Total acquired policies             11,605       13,281       23,689       26,857
                                   -------      -------      -------      -------

  Total Premiums                   $41,022      $39,040      $81,842      $74,450
                                   =======      =======      =======      =======

Generally, as a result of acquisitions of policies in force and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums and net investment income and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that the levels of premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired policies lapse.

The preceding statement and certain other statements contained in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. It is important to note that the Company's actual results could differ materially from those projected in such forward-looking statements based on a number of factors, some of which are beyond the Company's control. Such factors include, but are not limited to, the Company's ability to successfully implement its strategy (i) to expand its underwriting and marketing of medical expense and health insurance products, (ii) to increase its fee and service income by continuing to expand its marketing of managed care health plans underwritten primarily by managed care organizations, and (iii) to cross-sell its underwritten health insurance products in connection with its marketing of managed care health plans. Additional information concerning factors that could cause actual results to differ materially from those in the forward-looking statements is contained from time to time in the Company's filings with the Securities and Exchange Commission ("SEC") including, but not limited to, the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1997, and the Company's Prospectus dated April 24, 1997 included in the Company's Registration Statement No. 333-24137 on Form S-1. Copies of these filings may be obtained by contacting the Company or the SEC.

RESULTS OF OPERATIONS

THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SAME PERIODS ENDED JUNE 30, 1996

PREMIUMS.

THREE MONTHS ENDED JUNE 30, 1997. Premiums increased $2.0 million, or 5.1%, from $39.0 million to $41.0 million. This increase resulted from an increase in renewal premiums from Company-issued policies of $10.0 million, or 101.0%, that was offset by a decrease in renewal premiums from acquired policies of $1.3 million, or 10.2%, and decreases in first-year premiums from Company-issued and acquired policies of $6.3 million and $0.4 million, or 39.9% and 66.7%, respectively.

The decrease in first-year premiums of Company-issued policies was attributable to a decrease of $4.1 million, or 38.3%, in Medical Expense premiums and a decrease of $2.2 million, or 46.8%, in Medicare Supplement premiums.

The increase in renewal premiums of Company-issued policies was attributable to an increase of $6.0 million, or 166.7%, in Medical Expense premiums and an increase of $4.0 million, or 133.3%, in Medicare Supplement premiums.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $0.4 million, or 66.7%, from the policies acquired in the FLICA acquisition.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $1.6 million, or 23.2%, from the policies acquired in the NFIC and AICT acquisition and to a decrease of $0.5 million, or 14.7%, from the policies acquired from AII, LHI, and DNL. This decrease was offset by an increase of $0.8 million, or 38.1%, from the policies acquired in the FLICA acquisition.

SIX MONTHS ENDED JUNE 30, 1997. Premiums increased $7.3 million, or 9.8% from $74.5 million to $81.8 million. This increase resulted from an increase in renewal premiums from Company-issued policies of $18.6 million, or 102.2%, that was offset by a decrease in renewal premiums from acquired policies of $2.2 million, or 8.7%, and decreases in first-year premiums from Company-issued and acquired policies of $8.0 million and $1.1 million, or 27.2% and 73.3%, respectively.

The decrease in first-year premiums of Company-issued policies was attributable to a decrease of $4.4 million, or 23.2%, in Medical Expense premiums and a decrease of $3.6 million, or 37.9%, in Medicare Supplement premiums. The increase in renewal premiums of Company-issued policies was attributable to an increase of $10.4 million, or 152.9%, in Medical Expense premiums and an increase of $8.2 million, or 170.8%, in Medicare Supplement premiums.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $1.1 million, or 73.3%, from the policies acquired in the FLICA acquisition.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $3.4 million, or 23.8%, from the policies acquired in the NFIC and AICT acquisition and to a decrease of $1.0 million, or 13.5%, from the policies acquired from AII, LHI, and DNL. This decrease was offset by an increase of $2.2 million, or 59.5%, from the policies acquired in the FLICA acquisition.

NET INVESTMENT INCOME. Net investment income increased $0.3 million, or 13.6%, from $2.2 million to $2.5 million for the three months ended June 30, 1997. Net investment income increased $0.5 million, or 11.6%, from $4.3 million to $4.8 million for the six months ended June 30, 1997. These increases were attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter.

FEE AND SERVICE INCOME.

THREE MONTHS ENDED JUNE 30, 1997. Fee and service income increased $2.1 million, or 105.0%, from $2.0 million to $4.1 million. This increase was attributable to commissions on managed care product sales that were earned by the Company's controlled general agencies.

SIX MONTHS ENDED JUNE 30, 1997. Fee and service income increased $3.8 million, or 100.0%, from $3.8 million to $7.6 million. This increase was attributable to an increase of $4.0 million relating to commissions on managed care product sales that were earned by the Company's controlled general agencies and an increase of $0.3 million relating to printing services. This increase was offset by a $0.5 million decrease in other fees.

BENEFITS AND CLAIMS. Benefits and claims expense increased significantly during the quarter ended June 30, 1997 as a result of sharply higher claim submissions and medical inflation for the Medical Expense and Medicare Supplement products. As of July 1, 1997, the Company has implemented certain rate increases and modified certain features on some of those products. In addition, management is aggressively reviewing its recent claims experience to determine whether further actions are required in light of the pricing disparity with respect to these products. The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. However, the steps taken to correct the pricing disparity will not be immediately reflected in the Company's results of operations. Until these corrective actions are completely implemented and realized, the Company's earnings will continue to be negatively impacted.

THREE MONTHS ENDED JUNE 30, 1997. Benefits and claims expense increased $8.6 million, or 38.1%, from $22.6 million to $31.2 million as compared to the three months ended June 30, 1996. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $8.2 million and $0.4 million, or 62.1% and 4.3%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $6.0 million, or 101.7%, from Medical Expense products, and an increase of $2.5 million, or 45.5%, from Medicare Supplement products. This increase was offset by a decrease of $0.3 million related to Critical Care and Specified Disease and other products.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $0.8 million, or 14.8%, from the policies acquired in the NFIC and AICT acquisition. This increase was offset by a decrease of $0.4 million, or 26.7%, from the closed block of business acquired from AII. SIX MONTHS ENDED JUNE 30, 1997. Benefits and claims expense increased $12.0 million, or 27.0%, from $44.5 million to $56.5 million. This increase was attributable to an increase in benefits and claims expense from Company-issued policies of $14.0 million, or 57.6%, offset by a decrease in benefits and claims expense from acquired policies of $2.0 million, or 9.9%, respectively. The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $10.1 million, or 98.1%, from Medical Expense products, and an increase of $3.9 million, or 37.1%, from Medicare Supplement products.

The decrease in benefits and claims expense from acquired policies was primarily attributable to a decrease of $2.0 million, or 16.0%, from the policies acquired in the NFIC and AICT acquisition.

AMORTIZATION OF DPAC. A portion of the Company's quarterly loss resulted from an increase in amortization of DPAC due to lower persistency as a result of rate increase activity on inforce business. As management reviews and requests rate increases for Medical Expense and Medicare Supplement products in order to resolve pricing disparities and lower claim loss ratios, the Company's earnings may be negatively impacted by further unanticipated increases in amortization of DPAC during 1997 and 1998.

THREE MONTHS ENDED JUNE 30, 1997. Amortization of DPAC increased $2.1 million, or 35.0%, from $6.0 million to $8.1 million. This increase was attributable to $1.7 and $1.3 million, or 58.6% and 260.0%, from Company-issued Medical Expense and Medicare Supplement products, respectively. This increase was offset by a decrease of $0.6 million, or 33.3% from acquired policies and a decrease of $0.3 million from Company-issued Critical Care and Specified Disease and other products.

SIX MONTHS ENDED JUNE 30, 1997. Amortization of DPAC increased $2.9 million, or 27.9%, from $10.4 million to $13.3 million. This increase was attributable to $3.1 and $1.2 million, or 68.9% and 75.0%, from Company-issued Medical Expense and Medicare Supplement products, respectively. This increase was offset by a decrease of $1.0 million, or 32.3% from acquired policies and a decrease of $0.4 million from Company-issued Critical Care and Specified Disease and other products.

COMMISSIONS.

THREE MONTHS ENDED JUNE 30, 1997. Commissions increased $1.9 million, or 105.6%, from $1.8 million to $3.7 million. This increase was attributable to an increase in commissions on sales of non-affiliated insurance products of $2.4 million that was offset by a $0.3 million, or 23.1%, decrease in commissions on sales of Company-issued policies. This increase was further offset by a decrease of $0.2 million, or 14.3%, in commissions on sales of acquired policies.

SIX MONTHS ENDED JUNE 30, 1997. Commissions increased $3.3 million, or 89.2%, from $3.7 million to $7.0 million. This increase was attributable to an increase in commissions on sales of non-affiliated insurance products of $4.5 million that was offset by a $0.9 million, or 33.3%, decrease in commissions on sales of Company-issued policies. This increase was further offset by a decrease of $0.3 million, or 10.0%, in commissions on sales of acquired policies.

GENERAL AND ADMINISTRATIVE EXPENSES.

THREE MONTHS ENDED JUNE 30, 1997. General and administrative expenses increased $3.9 million, or 54.9%, from $7.1 million to $11.0 million. This increase was primarily attributable to a nonrecurring $3.1 million pre-tax charge associated with an internal reorganization.

SIX MONTHS ENDED JUNE 30, 1997. General and administrative expenses increased $4.7 million, or 34.3%, from $13.7 million to $18.4 million. This increase was primarily attributable to the nonrecurring reorganization. In addition, fewer policies were eligible for deferral of acquisition costs as a result of the reduction in the Company's marketing efforts for its underwritten insurance products from the second quarter of 1996 through April 1997.

TAXES, LICENSES AND FEES. Taxes, licenses and fees were relatively unchanged as increases in premium taxes were offset by decreases in state levied fees and special assessments for both the three months and six months ended June 30, 1997.

INTEREST EXPENSE. Interest expense increased $0.7 million, or 70.0%, from $1.0 million to $1.7 million for the three months ended June 30, 1997. Interest expense increased $0.9 million, or 45.0%, from $2.0 million to $2.9 million for the six months ended June 30, 1997. This increase is attributable to the accrued interest expense related to the issuance of $70 million aggregate principal of the Company's 7-1/2% Convertible Notes.

PROVISION FOR INCOME TAXES. The Company reported a net loss for the second quarter ending June 30, 1997. The provision for (benefit from) income taxes is calculated by applying the 35% statutory federal tax rate to the Company's net income (loss) for the reporting period. Accordingly, the decrease in the provision for income taxes for both the three months and six months ended June 30, 1997 is directly attributable to the net loss recorded for the period.

EXTRAORDINARY ITEM. The Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes, for the second quarter ending June 30, 1997. This extraordinary charge is comprised of
(i) $0.4 million, net of taxes, relating to the termination and recapture of a block of reinsured insurance policies and (ii) $0.6 million, net of taxes, relating to the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank.

FINANCIAL CONDITION

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

WESTBRIDGE.

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

On April 29, 1997, Westbridge completed the sale of $65 million aggregate principal amount of its Convertible Notes in an underwritten public offering. On May 16, 1997, the Company completed the sale of an additional $5 million of its Convertible Notes in connection with the underwriters' over-allotment. See Note 3 - "ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES, DUE 2004." Westbridge received approximately $67.7 million in net proceeds, after deducting underwriting commissions and other expenses incurred in connection with the sale. On May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds from the sale of the Convertible Notes to recapture a block of insurance policies that had previously been reinsured consisting of approximately $9 million in recapture costs less approximately $2 million in unearned premium reserves due to NFL and FLICA. In addition, as of June 30, 1997, Westbridge had contributed approximately $26 million of the net proceeds to the Insurance Subsidiaries to provide adequate levels of statutory capital and surplus. The Company intends to use the remaining net proceeds to increase sales of its Medical Expense and Critical Care and Specified Disease products and for other general corporate purposes.

The Company's quarterly loss for the three months ended June 30, 1997 resulted in a default under the Indenture (the "Senior Subordinated Indenture") relating to the Company's 11% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") with respect to the requirement that Westbridge maintain, over the four most recently completed fiscal quarters, a minimum consolidated coverage ratio. Since the consolidated coverage ratio is measured over a rolling four-quarter period, the Company is likely to remain in default of this ratio through at least the third quarter of 1998. The Company is currently reviewing its alternatives to address this default including, among other things, seeking a waiver from the holders of the Senior Subordinated Notes and repurchasing all or a portion of the Senior Subordinated Notes. The Company currently has sufficient available funds to repurchase all outstanding Senior Subordinated Notes.

Westbridge believes that its short-term cash requirements, including interest on its Convertible Notes and Senior Subordinated Notes, and dividends on its Series A Preferred Stock, will be met through operating cash flows, repayments of advances from subsidiaries, and payments relating to a $0.8 million surplus certificate held by NFL.

The Convertible Notes may not be redeemed prior to May 1, 2000 and, thereafter, may be redeemed at the Company's option at a specified declining premium. The Convertible Notes mature on May 1, 2004. The Senior Subordinated Notes may be redeemed, at the Company's option, without premium, on or after March 1, 1998 and mature in March 2002. The Series A Preferred Stock may be redeemed at any time at the Company's option and is subject to mandatory redemption on April 12, 2004.

INSURANCE SUBSIDIARIES.

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

Benefits and claims expense increased significantly during the second quarter ended June 30, 1997 as a result of sharply higher claim submissions and medical inflation for the Medical Expense and Medicare Supplement products. As of July 1, 1997, the Company has implemented certain rate increases and modified certain features on some of those products. In addition, management is aggressively reviewing its recent claims experience to determine whether further actions are required in light of the pricing disparity with respect to these products. The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. However, the steps taken to correct the pricing disparity will not be immediately reflected in the Company's results of operations. Until these corrective actions are completely implemented and realized, the Company's earnings will continue to be negatively impacted.

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

The Company finances its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly owned subsidiary of Westbridge. On June 6, 1997, WFC prepaid and refinanced its revolving loan credit facility with Fleet National Bank by entering into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See
NOTE 3 -- "EXTRAORDINARY ITEM." The Credit Agreement provides WFC with a two-year, $20 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. As of June 30, 1997, $10.3 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 6, 1999, at which time the outstanding principal and interest thereunder will be due and payable.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has agreed to pledge all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty.

The ability of the Insurance Subsidiaries to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. As a result of rapid growth in underwritten health insurance product sales during 1995 and the first six months of 1996, the Company experienced a decline in its available statutory capital and surplus. Accordingly, the Company deliberately reduced the marketing of its underwritten products from the second quarter of 1996 through April 1997, consistent with its available statutory capital and surplus. As of June 30, 1997, the Company had contributed approximately $33 million from the Convertible Note offering to its Insurance Subsidiaries to provide adequate levels of statutory capital and surplus. See Note 3 -- "ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES, DUE 2004." The Company intends to use the remaining net proceeds to increase sales of its Medical Expense and Critical Care and Specified Disease products and for other general corporate purposes. Any resulting increase in sales as a result of the statutory capital and surplus contributions to the Insurance Subsidiaries is not expected to significantly increase total premiums until 1998. As a result, the Company's earnings are not expected to be significantly affected by increased sales, if any, during the remainder of 1997.

CONSOLIDATED.

The Company's consolidated net cash used for operations totaled $11.7 million and $8.5 million for the six months ended June 30, 1997 and 1996, respectively. The increase in the amount of net cash used for operations was primarily the result of the increase in the number of claims processed during the first six months of 1997 coupled with the increase in certain medical costs covered by the Company's Medical Expense and Medicare Supplement products as a result of medical cost inflation. Additional increases in consolidated net cash used for operations related to amounts remitted to reinsurers under certain reinsurance arrangements. These increases in the consolidated net cash used for operations were offset, in part, by lower levels of additions to DPAC as a result of the Company's reduction of its marketing efforts for its underwritten products from the second quarter of 1996 to April 1997.

Net cash (used for) provided by investing activities for the six months ended June 30, 1997 and June 30, 1996 totaled $(34.6) million and $7.3 million, respectively. The increase in the cash outflow represents the investment of the net proceeds from the issuance of the Convertible Notes. Cash inflows for the six months ended June 30, 1996 were utilized to fund operating cash requirements.

Net cash provided by financing activities totaled $59.1 million and $2.7 million for the six months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997, approximately $67.7 million in cash was provided by the issuance of $70.0 million aggregate principal of Convertible Notes offset, in part, by cash payments of $8.6 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party and $1.3 million in net borrowings and repayments associated with the Receivables Financing program.

For the six months ended June 30, 1996, cash was provided by borrowings under the receivables financing program with Fleet National Bank.

The Company believes that its short-term cash requirements will be met through a combination of operating and investing cash flows, use of the revolving line of credit, and use of the proceeds from the issuance of the Convertible Notes. The Company anticipates that its longer-term cash requirements for the operation of the business will be met through a combination of operating and investing cash flows.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of June 30, 1997, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised. The Company has adopted a policy not to invest in real estate mortgage loans and, accordingly, the Company has made no mortgage loans or real estate purchases since 1989.

Inflation will affect claim costs on the Company's Medicare Supplement products and Medical Expense products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense products will increase. The Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies and continues to file for premium rate increases as necessary.

The National Association of Insurance Commissioners ("NAIC") has developed certain Risk-Based Capital ("RBC") statutory requirements for insurance companies. Under these requirements, insurers whose statutory capital and surplus fall below the specified level are subject to remedial action. These guidelines are not effective unless they are adopted by the states. The States of Delaware and Mississippi have each adopted the NAIC's RBC calculation guidelines. The State of Texas has developed a RBC calculation that varies from the NAIC. The RBC statutory requirements are based on the Insurance Subsidiaries' year-end financial position and results of operations. The RBC for each of the Insurance Subsidiaries exceeded the proposed thresholds for required regulatory intervention as of December 31, 1996.

                                     PART II

Item 1 - LEGAL PROCEEDINGS (See Part I - Note 2 to the Consolidated Financial Statements).

Item 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

     Exhibit 10.1 Credit Agreement dated as of June 6, 1997 between Westbridge Funding Corporation and LaSalle National Bank.

     Exhibit 10.2 Guaranty Agreement dated as of June 6, 1997 by Westbridge Capital Corp. in favor of LaSalle National Bank.

     Exhibit 10.3 Pledge Agreement dated as of June 6, 1997 between Westbridge Marketing Corporation and LaSalle National Bank.

     Exhibit 10.4 Security Agreement dated as of June 6, 1997 between Westbridge Funding Corporation for the benefit of LaSalle National Bank.

     Exhibit 10.5 Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation.


     Exhibit 10.6 Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing Inc., Health Care-One Insurance Agency, Health Care One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation.

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



WESTBRIDGE CAPITAL CORP.

 /S/ PATRICK J. MITCHELL

Patrick J. Mitchell

Executive Vice President, Chief Financial
Officer and Treasurer
(On Behalf of the Registrant and as
Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
August 13, 1997

                                                                    Exhibit 10.1
                                CREDIT AGREEMENT

                            DATED AS OF JUNE 6, 1997

                                     BETWEEN

                         WESTBRIDGE FUNDING CORPORATION

                                       AND

                              LASALLE NATIONAL BANK

GTP2436 06/05/97 1006

                                TABLE OF CONTENTS

ARTICLE 1              DEFINITIONS; ACCOUNTING TERMS                           1
Section 1.1            Definitions                                             1
Section 1.2            Accounting Terms                                       14
Section 1.3            Exhibits and Schedules                                 15
Section 1.4            References to "Borrower and its Subsidiaries"          15
Section 1.5            Miscellaneous Terms                                    15
Section 1.6            Uniform Commercial Code Definitions                    15

ARTICLE 2              THE CREDIT                                             15
Section 2.1            The Revolving Loans                                    15
Section 2.2            The Revolving Note                                     16
Section 2.3            Procedure for Borrowing                                16
Section 2.4            Termination or Optional Reduction of Commitment ..     17
Section 2.5            Maturity of Revolving Loans                            17
Section 2.6            Mandatory Prepayments; Pledged Account                 17
Section 2.7            Optional Prepayments                                   18
Section 2.8            Interest on the Revolving Loans                        18
Section 2.9            Fees                                                   19
Section 2.10           Payments Generally                                     19
Section 2.11           Capital Adequacy                                       19
Section 2.12           Increased Costs                                        20
Section 2.13           Illegality                                             21
Section 2.14           Payments to be Free of Deductions                      21
Section 2.15           Computations                                           22
Section 2.16           Compensation                                           22

ARTICLE 3              SECURITY                                               23
Section 3.1            Security Agreement and Guaranty                        23
Section 3.2            Pledge Agreements                                      23
Section 3.3            Further Assurances                                     24
Section 3.4            Required Consents and Approvals                        24

ARTICLE 4              CONDITIONS PRECEDENT                                   24
Section 4.1            Documentary Conditions Precedent                       24
Section 4.2            Additional Conditions Precedent to Each Loan           28
Section 4.3            Deemed Representations                                 29

ARTICLE 5              REPRESENTATIONS AND WARRANTIES                         29
Section 5.1            Incorporation, Good Standing and Due Qualification     29
Section 5.2            Corporate Power and Authority; No Conflicts            29
Section 5.3            Legally Enforceable Agreements                         30
Section 5.4            Litigation                                             30
Section 5.5            Disclosures                                            30



GTP2436 06/05/97 1006

Section 5.6                Ownership and Liens                                30
Section 5.7                Taxes                                              31
Section 5.8                ERISA                                              31
Section 5.9                Subsidiaries and Ownership of Stock                31
Section 5.10               Credit Arrangements                                31
Section 5.11               Operation of Business                              32
Section 5.12               No Default on Outstanding Judgments or Orders      32
Section 5.13               No Defaults on Other Agreements                    32
Section 5.14               Governmental Regulation                            32
Section 5.15               Consents and Approvals                             32
Section 5.16               Partnerships                                       32
Section 5.17               Environmental Protection                           33
Section 5.18               Copyrights, Patents, Trademarks, Etc               33
Section 5.19               Compliance with Laws                               33
Section 5.20               Receivables                                        33
Section 5.21               Use of Proceeds                                    34

ARTICLE 6                  AFFIRMATIVE COVENANTS                              34
Section 6.1                Maintenance of Existence                           34
Section 6.2                Conduct of Business                                34
Section 6.3                Maintenance of Properties                          34
Section 6.4                Maintenance of Records                             34
Section 6.5                Maintenance of Insurance                           34
Section 6.6                Compliance with Laws                               34
Section 6.7                Right of Inspection                                35
Section 6.8                Reporting Requirements                             35
         (a)               Annual GAAP Statements of Borrower                 35
         (b)               Quarterly GAAP Statements of Borrower              36
         (c)               Management Letters                                 36
         (d)               Notice of Litigation                               36
         (e)               Notices of Default                                 36
         (f)               Other Filings                                      36
         (g)               Borrowing Base Certificate                         37
         (h)               Additional Information                             37
Section 6.9                Certificates                                       37
         (a)               Officers' Certificate                              37
         (b)               Accountant's Certificate                           38
Section 6.10               Communication with Accountants                     38
Section 6.11               Further Assurances                                 38
Section 6.12               Compliance with Agreements                         38
Section 6.13               Use of Proceeds                                    38

ARTICLE 7                  NEGATIVE COVENANTS                                 39
Section 7.1                Debt                                               39
Section 7.2                Guaranties, Etc                                    39



GTP2436 06/05/97 1006

Section 7.3         Liens                                                     39
Section 7.4         Investments                                               40
Section 7.5         Mergers and Consolidations and Acquisitions of Assets     40
Section 7.6         Sale of Assets                                            40
Section 7.7         Stock of the Borrower, Subsidiaries, Etc                  40
Section 7.8         Transactions with Affiliates                              40
Section 7.9         Capital Expenditures                                      40
Section 7.10        Minimum Consolidated GAAP Net Worth                       41
Section 7.11        Minimum Interest Coverage                                 41
Section 7.12        Minimum Collateral Ratio                                  41
Section 7.13        Distributions                                             41
Section 7.14        Receivables Purchase Agreements                           41

ARTICLE 8           EVENTS OF DEFAULT                                         41
Section 8.1         Events of Default                                         41
Section 8.2         Remedies                                                  44

ARTICLE 9           MISCELLANEOUS                                             45
Section 9.1         Amendments and Waivers                                    45
Section 9.2         Usury                                                     45
Section 9.3         Expenses; Indemnities                                     45
Section 9.4         Term; Survival                                            47
Section 9.5         Assignment; Participations                                47
Section 9.6         Notices                                                   47
Section 9.7         Setoff                                                    48
Section 9.8         Jurisdiction; Immunities                                  48
Section 9.9         Table of Contents; Headings                               48
Section 9.10        Severability                                              48
Section 9.11        Counterparts                                              49
Section 9.12        Integration                                               49
Section 9.13        Governing Law                                             49
Section 9.14        Confidentiality                                           49
Section 9.15        Authorization of Third Parties to Deliver Opinions, Etc   49
Section 9.16        Borrower's Waivers                                        49
Section 9.17        State of Making and Substantial Performance               50




GTP2436 06/05/97 1006


Schedule 1.1    Commitments and Lending Offices
Schedule 5.4    Litigation
Schedule 5.10   Credit Arrangements

Exhibit A       Form of Revolving Note
Exhibit B-1     Forms of Eligible Agent Contract
Exhibit B-2     Forms of Master General Agent Contract

Exhibit B-3     Forms of Eligible Agent Contract with Non-Affiliated Insurance
                  Companies

Exhibit C       Schedule of Maximum Advance Percentages by Policy Type
Exhibit D       Eligible Receivable Eligibility Criteria
Exhibit E       Form of Guaranty

Exhibit F       Form of Notice of Borrowing
Exhibit G       Form of Pledge Agreement
Exhibit H       Form of Security Agreement

Exhibit I-1     Form of Opinion of Special Counsel to Borrower and Guarantor
Exhibit I-2     Form of Opinion of General Counsel to Borrower, Guarantor and each

                  Eligible Seller

Exhibit I-3     Forms of Opinions of Special Counsel to and General Counsel
                  of the Guarantor Relating to the Pledge Agreement

Exhibit J       Form of Officer's Certificate
Exhibit K       Form of Borrowing Base Certificate

Exhibit L-1     Forms of Insurance Company Receivables Purchase and Sale
                  Agreement

Exhibit L-2     Forms of Non-Insurance Company Receivables Purchase and Sale
                  Agreement


GTP2436 06/05/97 1006

     CREDIT AGREEMENT dated as of June 6, 1997 between WESTBRIDGE FUNDING CORPORATION, a Delaware corporation (the "Borrower"), and LASALLE NATIONAL BANK (the "Bank").

     The Borrower desires that the Bank extend credit as provided herein, and the Bank is prepared to extend such credit. Accordingly, the Borrower and the Bank agree as follows:

                                    ARTICLE 1

                          DEFINITIONS; ACCOUNTING TERMS

     Section 1.1 DEFINITIONS. As used in this Agreement, the following terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and vice versa):

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

         "AIC" means American Insurance Company of Texas, a Texas corporation.

         "ANNIVERSARY DATE" means June 6 of each calendar year, commencing June 6, 1998.

         "APPLICABLE COMMITMENT FEE PERCENTAGE" means, on any date, the per annum Applicable Rate specified below, determined by using the most recently calculated Funded Debt Ratio of Guarantor, and the lowest RBC Ratio most recently calculated for the Insurance Affiliates, and selecting the highest corresponding Applicable Rate:

FUNDED DEBT RATIO                   RBC RATIO    APPLICABLE RATE

Less than or equal                        175%      .40%
to .25/1

Greater than .25/1 but                    150%      .45%
less that or equal to .35/1

Greater than .35/1                        120%      .50%


         "APPLICABLE INTEREST RATE" means for any Revolving Loan, the Base Rate or the LIBOR Rate PLUS, in each case, the Applicable Margin, for such Revolving Loan.

         "APPLICABLE MARGIN" with respect to each LIBOR Rate Loan or Base Rate Loan means, as of any date, the per annum rate specified below as the LIBOR Rate margin ("LRM") or the Base Rate margin ("BRM"), as applicable, determined by using the most recently calculated Funded Debt Ratio of the Guarantor, and the lowest RBC Ratio most recently calculated for the Insurance Affiliates and selecting the highest corresponding LRM or BRM, as applicable:


                                   RBC RATIOS

Funded Debt
  Ratio                175%           150%              120%           110%           105%


Less than or        LRM= 1.75%      LRM= 2.00%       LRM= 2.25%      LRM= 2.50%     LRM= 2.75%
equal to .25/1      BRM= 0.250%     BRM= 0.250%      BRM= 0.500%     BRM= 0.500%    BRM= 0.625%

Greater than        LRM= 2.00%      LRM= 2.00%       LRM= 2.25%      LRM= 2.50%     LRM= 2.75%
 .25/1 but less      BRM= 0.250%     BRM= 0.250%      BRM= 0.500%     BRM= 0.500%    BRM= 0.625%
than or equal
to .35/1

Greater than        LRM= 2.25%      LRM= 2.25%       LRM= 2.25%      LRM= 2.50%     LRM= 2.75%
 .35/1 but less      BRM= 0.500%     BRM= 0.500%      BRM= 0.500%     BRM= 0.500%    BRM= 0.625%
than or equal
to .50/1

Greater than        LRM= 2.50%      LRM= 2.50%       LRM=  2.50%     LRM= 2.50%     LRM= 2.75%
 .50/1 but less      BRM= 0.500%     BRM= 0.500%      BRM=  0.500%    BRM= 0.500%    BRM= 0.625%
than or equal
to .60/1

Greater than        LRM= 2.75%       LRM= 2.75%      LRM= 2.75%      LRM= 2.75%     LRM= 2.75%
 .60/1               BRM= 0.625%      BRM= 0.625%     BRM= 0.625%     BRM= 0.625%    BRM= 0.625%



GTP2436 06/05/97 1006

         Any change in the Applicable Margin based upon any change in the Funded Debt Ratio of the Guarantor or the RBC Ratio for the Insurance Affiliates, shall become effective for purposes of the accrual of interest hereunder on the date three Business Days after the delivery to the Bank of the financial statements of the Guarantor and its Subsidiaries for the most recently ended fiscal quarter.

         "ASSIGNED COMMISSIONS" has the meaning set forth in Section 1.1 of each Receivables Purchase Agreement.

         "ASSP" means American Senior Security Plans, L.L.C., a Delaware limited liability company.

         "BASE RATE" means the fluctuating interest rate per annum which shall be in effect from time to time and shall at all times equal the per annum interest announced publicly from time to time by the Bank in Chicago, Illinois as the Bank's corporate base lending rate (whether or not such rate is actually charged by the Bank).

         "BASE RATE LOAN" means a Revolving Loan which bears interest at the Base Rate plus the Applicable Margin.

         "BORROWING" means a borrowing consisting of a Revolving Loan from the Bank under this Agreement.

         "BORROWING BASE" means, as of any date of determination, an amount equal to 90% of the aggregate Eligible Agent Collateral Value attributable to all Eligible Agent Obligors; PROVIDED, HOWEVER, that at any time the Borrower maintains at least $1,250,000 in the Cash Collateral Account, the Borrowing Base shall mean an amount equal to 95% of the aggregate Eligible Agent Collateral Value attributable to all Eligible Agent Obligors; PROVIDED FURTHER, HOWEVER, that at any time the Borrower maintains at least $2,500,000 in the Cash Collateral Account, the Borrowing Base shall mean an amount equal to 100% of the aggregate Eligible Agent Collateral Value attributable to all Eligible Agent Obligors.

         "BUSINESS DAY" means any day (other than a Saturday, Sunday or legal holiday) on which commercial banks are not authorized or required to close in Illinois, except that, with respect to Borrowings, notices, determinations and payments with respect to a LIBOR Rate Loan, such day shall be a "Business Day" only if it is also a day for trading by and between banks in the interbank LIBOR market.

         "CAPITAL EXPENDITURES" means, for any period, the Dollar amount of gross expenditures (including payments in respect of Capital Lease Obligations) made for fixed assets, real property, plant and equipment, and all renewals, improvements and replacements thereto (but not repairs thereof) incurred during such period, all as determined in accordance with GAAP.

GTP2436 06/05/97 1006

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

         "CASH COLLATERAL ACCOUNT" means the interest bearing account maintained by Borrower with the Bank from time to time in order to take advantage of the increased rates of advance provided for in the defined term Borrowing Base.

         "CHANGE IN CONTROL" means, with respect to the Borrower, the acquisition of ownership, directly or indirectly, beneficially or of record, by any Person or group (within the meaning of the Securities Exchange Act of 1934 and the rules of the Securities and Exchange Commission thereunder as in effect on the date hereof) other than the Guarantor or a Subsidiary of the Guarantor, of shares representing more than 50% of the aggregate ordinary voting power for the election of directors of the issued and outstanding capital stock of the Borrower.

         "CLOSING DATE" means the date of the initial Loan hereunder, but in any event not later than June 26, 1997.

         "CODE" means the Internal Revenue Code of 1986, as amended from time to time.

         "COMMITMENT" means the commitment of the Bank to make Revolving Loans hereunder as set forth in SCHEDULE 1.1, as the same may be adjusted from time to time pursuant to Sections 2.4 or by written agreement between the Borrower and the Bank.

         "COMMITMENT PERIOD" means the period from and including the date hereof to but not including the Revolving Loan Termination Date or such earlier date as the Commitment shall terminate as provided herein.

         "CONSOLIDATED GAAP NET WORTH" means the sum of (a) the capital stock and additional paid-in capital of the Borrower and its Subsidiaries on a consolidated basis, plus (without duplication) (b) the amount of retained earnings (inclusive of Deferred Revenues) (or, in the case of a deficit, minus the deficit), minus (c) treasury stock, plus or minus (d) any other account which is customarily added or deducted in determining stockholders' equity (without giving effect to any increase or decrease to Consolidated GAAP Net Worth attributable to the application of SFAS No. 115), all of which shall be determined on a consolidated basis in accordance with GAAP.

         "DEBT" means, with respect to any Person: (a) indebtedness of such Person for borrowed money; (b) indebtedness for the deferred purchase price of Property or services (except trade payables and accrued expenses, incurred in the ordinary course of business); (c)

GTP2436 06/05/97 1006
the face amount of any outstanding letters of credit issued for the account of such Person; (d) obligations arising under acceptance facilities; (e) guaranties, endorsements (other than for collection in the ordinary course of business) and other contingent obligations to purchase or to provide funds for payment of the obligations of another Person, to supply funds to invest in any Person to cause such Person to maintain a minimum working capital or net worth or otherwise assure the creditors of such Person against loss; (f) obligations secured by any Lien on Property of such Person; and (g) Capital Lease Obligations.

         "DEFAULT" means any event which with the giving of notice or lapse of time, or both, would become an Event of Default.

         "DEFERRED REVENUES" with respect to any Person, means, for any period, an amount reflected on such Person's financial statement for such period as deferred revenues, determined in accordance with GAAP.

         "DEFAULT RATE" means a percentage per annum equal at all times to the lesser of 2% per annum above the Applicable Interest Rate in effect from time to time or the highest rate permitted by law.

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

         "ELIGIBLE AGENT COLLATERAL VALUE" with respect to any Eligible Agent Obligor, means, as of any date of determination, an amount equal to the aggregate outstanding amount of all Eligible Receivables payable by such Eligible Agent Obligor as of such determination date, which outstanding amount shall be determined in the same manner as used to calculate the purchase price described in Section 2.2(b)(ii) of each Receivables Purchase Agreement.

         "ELIGIBLE AGENT CONTRACT" means an agreement between an Eligible Seller and an Eligible Agent Obligor, substantially in one of the forms set forth in EXHIBIT B-1 or EXHIBIT B-2, as such Exhibits shall be amended from time to time in accordance with Section 9.1.

GTP2436 06/05/97 1006

         "ELIGIBLE AGENT OBLIGOR" means a Master General Agent or a Sub-Agent of a Master General Agent authorized by an Eligible Seller to sell insurance policies of any of the types identified on EXHIBIT C.

     "ELIGIBLE INSURANCE COMPANY SELLER" means any of AIC, FLICA, NFIC and NFL.

         "ELIGIBLE NON-INSURANCE COMPANY SELLER" means, as of the date of this Agreement, any of ASSP, HCO, HCO Marketing, LSMG, Senior Benefits of Texas, Westbridge Marketing and Freedom Marketing, and thereafter any other entity which has become a party to the Non-Insurance Company Receivables Purchase Agreement, and which is reasonably acceptable to Bank based on such financial, operational and other considerations which the Bank in its discretion deems appropriate.

         "ELIGIBLE RECEIVABLE" means, as of any date of determination, a Receivable as to which (a) each of the eligibility criteria set forth in EXHIBIT D hereto is satisfied, (b) every representation and warranty set forth in each Receivables Purchase Agreement with respect to such Receivable is true, complete and correct, and (c) every covenant in each Receivables Purchase Agreement with respect to such Receivable has been complied with in all material respects.

     "ELIGIBLE SELLER" means any of the Eligible Insurance Company Sellers and any of the Eligible Non-Insurance Company Sellers.

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

GTP2436 06/05/97 1006

         "FLICA" means Freedom Life Insurance Company of America, a Mississippi corporation.

     "FREEDOM MARKETING" means Freedom Marketing, Inc.", a Texas corporation.

         "FUNDED DEBT" means, with respect to any Person, all Debt which by the terms of the agreement governing, or instrument evidencing, such Debt matures more than one year from, or is directly or indirectly renewable or extendable at the option of the Debtor under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of more than one year from the date of creation thereof, including current maturities of long-term Debt, revolving credit and short-term Debt extendable beyond one year at the option of the Debtor and, in respect of the Borrower, the Loans outstanding hereunder.

         "FUNDED DEBT RATIO" means, with respect to the Guarantor, as at any date, the ratio of Funded Debt to Total Capital, in each case, determined as of the end of the most recent fiscal quarter ending on or prior to such date.

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

         "GUARANTOR" means Westbridge Capital Corp., a Delaware corporation.

         "GUARANTY" means the Guaranty Agreement, substantially in the form of EXHIBIT E hereto, duly executed and delivered by the Guarantor, as amended or supplemented from time to time with the consent of the Bank.

     "HCO"  means  Health   Care-One   Insurance   Agency,   Inc.  a  California
corporation.

         "HCO MARKETING" means HealthCare One Marketing Group, Inc., a Texas corporation.

         "INSURANCE AFFILIATE" means any of AIC, FLICA, NFIC and NFL.

GTP2436 06/05/97 1006

         "INSURANCE COMMISSIONER" means with respect to any Insurance Affiliate, the head of any insurance regulatory authority and/or, if the context so requires, such insurance regulatory authority in the relevant place of domicile of such Insurance Affiliate at the relevant time.

         "INSURANCE COMPANY RECEIVABLES PURCHASE AGREEMENT" means the Second Amended and Restated Receivables Purchase and Sale Agreement dated as of the Closing Date by and between the Borrower and each of the Eligible Insurance Company Sellers, as amended from time to time, a copy of which is attached as EXHIBIT L-1 hereto.

         "INSURANCE POLICY" means an insurance policy of one or more of the types set forth in EXHIBIT C hereto and which is written or sold by an Eligible Agent Obligor.

         "INTEREST COVERAGE RATIO" at the end of any fiscal quarter means the ratio of (i) an amount equal to the sum of (a) consolidated GAAP EBIT of the Borrower and all Subsidiaries for the immediately preceding four fiscal quarters (ending on such date) PLUS (b) Deferred Revenues, for the immediately preceding four fiscal quarters (ending on such date), to (ii) total Interest Expense of the Borrower and its Subsidiaries on a consolidated basis for the immediately succeeding four fiscal quarters (beginning on such date). For purposes of clause
(ii) above, Interest Expense shall be calculated on the assumption that a LIBOR Rate Loan for the full amount of the Commitment will be outstanding for the period contemplated in the calculation and the Applicable Margin in effect on the date of the certification required by Section 6.9(a) with respect to the fiscal quarter being tested will remain in effect for the entire period contemplated by the calculation.

         "INTEREST EXPENSE" with respect to any Person for any period, means, the consolidated interest expense, including the interest portion of rental payments under Capital Leases, as determined on a consolidated basis in accordance with GAAP.

         "INTEREST PERIOD" means (a) for each LIBOR Rate Loan, the period commencing on the date of such LIBOR Rate Loan or on the last day of the preceding Interest Period, as the case may be, and ending on the numerically corresponding day of the last month of the period selected by the Borrower pursuant to the following provisions: the duration of each LIBOR Rate Loan Interest Period shall be one (1), two (2), three (3) or six (6) months, in each case as the Borrower may select, upon notice received by the Bank not later than 11:00 a.m. (Chicago time) on the third Business Day prior to the first day of such Interest Period, payable at the lesser of (i) the end of each interest period or (ii) each ninety day period; and (b) for each Base Rate Loan, the period commencing on the date of such Base Rate Loan or on the last day of the preceding Interest Period, as the case may be, pursuant to notice received by the Bank not later than 11:00 a.m. (Chicago time) on any Business Day selected by the Borrower as the first day of such Interest Period, and ending on the thirtieth (30th) day after the date of such Base Rate Loan or the last day of the preceding Interest Period, as the case may be; PROVIDED, HOWEVER, that:

GTP2436 06/05/97 1006

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

         "INVESTMENT" in any Person means (a) the acquisition (whether for cash, property, services or securities or by merger or otherwise) of capital stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person and (b) any advance, loan or other extension of credit to, such Person and (without duplication) any amount committed to be advanced, lent or extended to such Person.

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

         "LIBOR RATE" means, for the Interest Period for each LIBOR Rate Loan comprising part of the same Borrowing, an interest rate per annum equal to (x) the rate quoted by the Bank at 11:00 a.m. London time (or as soon thereafter as practical) at which deposits in Dollars are offered by prime commercial banks to prime commercial banks in the London interbank LIBOR market two Business Days before the first day of such Interest Period for a period equal to such Interest Period and in an amount equal to the Borrowing, divided by (y) one (1) minus the Reserve Requirement, if any, for each such LIBOR Rate Loan for such Interest Period.

         "LIBOR RATE LOAN" means a Revolving Loan which bears interest at the LIBOR Rate, PLUS the Applicable Margin.

         "LIEN" means any lien (statutory or otherwise), security interest, mortgage, deed of trust, priority, pledge, charge, conditional sale, title retention agreement, financing lease or other encumbrance or similar right of others, or any agreement to give any of the foregoing.

         "LOAN DOCUMENTS" mean this Agreement, the Revolving Note, the Guaranty, the Security Agreement, the Pledge Agreements (if delivered) and any other documents, agreements, reports, and instruments now or hereafter executed in connection herewith or contemplated hereby.

         "LSMG" means LSMG, Inc., a Texas corporation.

GTP2436 06/05/97 1006

         "MASTER GENERAL AGENT" means any (i) agent of an Eligible Insurance Company Seller, which is party to a Master General Agent Contract with such Eligible Insurance Company Seller, or (ii) Eligible Non-Insurance Company Seller in its capacity as agent of a Non-Affiliated Insurance Company pursuant to the terms of a Master General Agent Contract.

         "MASTER GENERAL AGENT CONTRACT" means an agreement between either (i) a Master General Agent and an Eligible Seller substantially in one of the forms set forth in EXHIBIT B-2, or (ii) an Eligible Non-Insurance Company Seller and a Non-Affiliated Insurance Company substantially in one of the forms set forth in EXHIBIT B-3.

         "MATERIALLY ADVERSE EFFECT" means any material adverse effect upon the business, assets, liabilities, condition (financial or otherwise), results of operations or, as far as the Borrower can reasonably foresee, prospects of the Borrower and its Subsidiaries taken as a whole, or the Guarantor and its Subsidiaries, taken as a whole, or upon the ability of the Borrower or the Guarantor to perform in all material respects its obligations under this Agreement or any other Loan Document, as applicable, resulting from any act, omission, situation, status, event, or undertaking, either singly or taken together.

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

         "NON-AFFILIATED INSURANCE COMPANY" means, as of the date of this Agreement, any of Blue Cross/Blue Shield of California, FOUNDATION Health National Life Insurance Company, FOUNDATION Health, a California Health Plan, Inc., MEDFIRST Health Plans of Louisiana, Inc., UNICARE Life and Health Insurance Company and UNICARE Insurance Company, and thereafter any other entity which has become a party to an Eligible Agent Contract, and which is reasonably acceptable to Bank based on such financial, operational and other considerations which the Bank in its discretion deems appropriate, including without limitation, minimum A.M. Best Rating.

         "NON-INSURANCE COMPANY RECEIVABLES PURCHASE AGREEMENT" means the Amended and Restated Receivables Purchase and Sale Agreement dated as of the Closing Date by and between the Borrower and each of the Eligible Non-Insurance Company Sellers, as amended from time to time, a copy of which is attached as EXHIBIT L-2 hereto.

GTP2436 06/05/97 1006

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

         "PERMITTED INVESTMENTS" means (a) direct obligations of the United States of America, or of any agency thereof, or obligations guaranteed as to principal and interest by the United States of America, or of any agency thereof, in either case maturing not more than 90 days from the date of acquisition thereof; (b) certificates of deposit issued by or other overnight deposits with any bank or trust company organized under the laws of the United States of America or any state thereof and having capital, surplus and undivided profits of at least $500,000,000 and having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (c) commercial paper rated A-1 or better or P-1 by Standard & Poor's Ratings Group, a Division of McGraw Hill, Inc., or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (d) repurchase agreements and reverse repurchase agreements with any bank having combined capital and surplus in an amount of not less than $500,000,000, or any primary dealer of United States government securities in each case, having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, relating to marketable direct obligations issued or unconditionally guaranteed or insured by the United States of America or any agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 60 days from the date of acquisition thereof; in each case so long as the same (x) provide for the payment of principal and interest (and not principal alone or interest alone) and (y) are not subject to any contingency regarding the payment of principal or interest; and (e) long-term debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Rating Group, a division of McGraw Hill, Inc. or Moody's Investors Services, Inc., respectively.

         "PERMITTED LIENS" has the meaning specified in Section 7.3.

         "PERSON" means an individual, partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

GTP2436 06/05/97 1006

         "PLAN" means any employee benefit or other plan established or maintained, or to which contributions have been made, by the Borrower or any ERISA Affiliate and which is covered by Title IV of ERISA, other than a Multiemployer Plan.

         "PLEDGE AGREEMENT" means a Pledge Agreement, substantially in the form of EXHIBIT G hereto, duly executed and delivered by the Guarantor and the Bank, as amended or supplemented from time to time.

         "PLEDGE APPROVALS" has the meaning specified in Section 3.4.

         "PLEDGED ACCOUNT" means any account maintained by the Borrower with the Bank for purposes of receiving the payments to be made pursuant to Section 2.6.

         "PROHIBITED TRANSACTION" means any transaction set forth in Section 406 of ERISA or Section 4975 of the Code for which there is no applicable statutory or regulatory exemption (including a class exemption or an individual exemption).

         "PROPERTY" means any interest of any kind in property or assets, whether real, personal or mixed, and whether tangible or intangible.

         "RBC RATIO" shall have the meaning assigned to it in the Guaranty.

         "RECEIVABLE" means rights under any Eligible Agent Contract by which
(a) an Eligible Agent Obligor is bound to make payments to an Eligible Seller and (b) an Eligible Seller is permitted to offset amounts owed to such Eligible Agent Obligor, to repay advances of FirstYear Commissions made by such Eligible Seller to such Eligible Agent Obligor or any other Eligible Agent Obligor and to pay interest and/or other finance charges to the Eligible Seller.

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

GTP2436 06/05/97 1006

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

         "RESERVE REQUIREMENT" means for any LIBOR Rate Loans for any Interest Period (or, as the case may be, shorter period), the average maximum rate at which reserves (including marginal, supplemental or emergency reserves, if any) are required to be maintained during such period under Regulation D by member banks of the Federal Reserve System in Chicago, Illinois with deposits exceeding one billion Dollars against "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks by reason of any Regulatory Change against: (i) any category of liabilities which includes deposits by references to which the LIBOR Rate is to be determined as provided in the definition of "LIBOR Rate", as applicable, in this Article 1, or (ii) any category of extensions of credit or other assets which include LIBOR Rate Loans.

     "REVOLVING LOAN" or "Revolving  Loans" has the meaning specified in Section
2.1. Each Revolving Loan shall be a Base Rate Loan or a LIBOR Rate Loan.

         "REVOLVING LOAN TERMINATION DATE" means June 5, 2000; PROVIDED, HOWEVER, if not fewer than thirteen (13) months nor more than fifteen (15) months prior to any Anniversary Date, the Borrower requests the Bank to extend the Revolving Loan Termination Date for an additional year and if the Bank in its sole discretion in writing within thirty (30) days of such request, grants such request, the Revolving Loan Termination Date means the date to which the Revolving Loan Termination Date has been so extended. If such date is not a Business Day, the Revolving Loan Termination Date shall be the next preceding Business Day.

         "REVOLVING NOTE" means a promissory note of the Borrower, in the form of EXHIBIT A hereto, evidencing the Revolving Loans made by the Bank hereunder.

         "SECURITY AGREEMENT" means the Security Agreement in the form of EXHIBIT H hereto, duly executed and delivered by the Borrower and the Bank, as amended or supplemented from time to time.

     "SENIOR BENEFITS OF TEXAS" means Senior Benefits of Texas, Inc., a Texas corporation.

         "SENIOR OFFICER" means the (a) chief executive officer, (b) chief operating officer, (c) the president, or (d) chief financial officer of the person designated.

GTP2436 06/05/97 1006

     "SFAS NO. 115" means Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, issued by the Financial Accounting Standards Board in May, 1993.

     "SUB-AGENT" has the meaning specified in any one of the forms of Master General Agent Contracts.

         "SUBORDINATED DEBT" means any unsecured Debt for money borrowed by the Borrower or its Subsidiaries, as applicable, in an amount satisfactory to the Bank and which is subordinated to the Borrower's Obligations under terms satisfactory in form and substance to the Bank in its sole judgment, as evidenced by the Bank's written consent thereto given prior to the creation of such Debt.

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

         "TOTAL CAPITAL" means Funded Debt PLUS Consolidated GAAP Net Worth.

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

     "WESTBRIDGE MARKETING" means Westbridge Marketing Corporation, a Delaware corporation."

         Section 1.2 ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with GAAP, applied on a consistent basis, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP, applied on a consistent basis; EXCEPT as otherwise specifically prescribed herein. In the event that GAAP changes during the term of this Agreement such that the financial covenants contained in
Article 6 would then be calculated in a different manner or with different components (a) the Borrower and the Bank agree to enter into good faith negotiations to amend this Agreement in such respects as are necessary to conform those

GTP2436 06/05/97 1006
covenants as criteria for evaluating the Borrower's financial condition to substantially the same criteria as were effective prior to such change in GAAP and (b) the Borrower shall be deemed to be in compliance with the financial covenants contained in such Sections during the sixty (60) days following any such change in GAAP if and to the extent that the Borrower would have been in compliance therewith under GAAP as in effect immediately prior to such change; PROVIDED, HOWEVER, if an amendment shall not be agreed upon within sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of determining compliance with such covenants until such amendment shall be agreed upon, such terms shall be construed in accordance with GAAP as in effect immediately prior to such change in GAAP.

         Section 1.3 EXHIBITS AND SCHEDULES. All Exhibits and Schedules to this Agreement, either as originally existing or as the same may from time to time be supplemented, modified or amended, are incorporated herein by this reference. A matter disclosed on any Schedule shall be deemed disclosed on all Schedules.

         Section 1.4 REFERENCES TO "BORROWER AND ITS SUBSIDIARIES". Any reference herein to "Borrower and its Subsidiaries" or the like shall refer solely to Borrower during such times, if any, as the Borrower shall have no Subsidiaries.

         Section 1.5 MISCELLANEOUS TERMS. The term "or" is disjunctive; the term "and" is conjunctive. The term "shall" is mandatory, the term "may" is permissive. Masculine terms also apply to females; feminine terms also apply to males. The term "including" is by way of example and not limitation.

         Section 1.6 UNIFORM COMMERCIAL CODE DEFINITIONS. The non-capitalized terms used in this Agreement that are not otherwise defined in the Agreement and that are defined in Article 9 of the Uniform Commercial Code as in effect in the State of Illinois are used herein as so defined.

                                    ARTICLE 2

                                   THE CREDIT

         Section 2.1 THE REVOLVING LOANS. Subject to the terms and conditions of this Agreement, the Bank agrees to make revolving loans to the Borrower (hereinafter collectively referred to as the "Revolving Loan" or "Revolving Loans") from time to time from the date hereof until and including the Revolving Loan Termination Date, but not exceeding in the aggregate principal amount at any one time outstanding, the lesser of (i) an amount equal to the Borrowing Base or (ii) the amount of TWENTY MILLION AND NO/00 DOLLARS ($20,000,000). Each Borrowing under this Section 2.1 of (i) a Base Rate Loan shall be in the principal amount of not less than $200,000; or (ii) a LIBOR Rate Loan shall be in the principal amount of not less than $200,000. During the Commitment Period and subject to the foregoing limitations, the Borrower may borrow, repay and reborrow Revolving Loans, all in accordance with the terms and conditions of this Agreement.

GTP2436 06/05/97 1006

         Section 2.2       THE REVOLVING NOTE.

         (a) The Revolving Loans of the Bank shall be evidenced by a single promissory note in favor of the Bank in the form of EXHIBIT A, dated the Closing Date, and duly completed and executed by the Borrower.

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

         Section 2.3       PROCEDURE FOR BORROWING.

         (a) The Borrower shall give the Bank a Notice of Borrowing, substantially in the form of EXHIBIT F hereto, prior to 11:00 a.m. (Chicago time), on the date of a Borrowing of a Base Rate Loan and at least three (3) Business Days before a Borrowing of a LIBOR Rate Loan, specifying:

(i)     the date of such Borrowing, which shall be a Business Day,

(ii)    the principal amount of such Borrowing,

(iii) whether the Revolving Loan comprising such Borrowing is to be a Base Rate Loan or a LIBOR Rate Loan, and

(iv) if a LIBOR Rate Loan, the Interest Period with respect to such Borrowing.

         (b)      No Notice of Borrowing shall be revocable by the Borrower.

         (c) There shall be no more than twelve (12) Interest Periods relating to LIBOR Rate Loans outstanding at any time.

         (d) If the Bank makes a new Revolving Loan hereunder on a day on which the Borrower is to repay an outstanding Revolving Loan from the Bank, the Bank shall apply the proceeds of its new Revolving Loan to make such repayment and only an amount equal to the excess (if any) of the amount being borrowed over the amount being repaid shall be made available by the Bank to the Borrower.

GTP2436 06/05/97 1006

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

         Section 2.4 TERMINATION OR OPTIONAL REDUCTION OF COMMITMENT. The Commitment shall terminate on the Revolving Loan Termination Date and any Revolving Loans then outstanding (together with accrued interest thereon) shall be due and payable on such date. No termination of the Commitment hereunder shall relieve the Borrower of any of its outstanding Obligations to the Bank hereunder or otherwise. The Borrower shall have the right, upon prior written notice of at least five (5) Business Days to the Bank, to terminate or, from time to time, reduce the Commitment, PROVIDED that (i) any such reduction of the Commitment shall be accompanied by the prepayment of the Revolving Note, together with accrued interest thereon to the date of such prepayment and any amount due pursuant to Section 2.7, to the extent, if any, that the aggregate unpaid principal amount thereof then outstanding exceeds the Commitment as then reduced and (ii) any such termination of the Commitment shall be accompanied by prepayment in full of the unpaid principal amount of the Revolving Note, together with accrued interest thereon to the date of such prepayment and any amount due pursuant to Section 2.7. Any such partial reduction of the Commitment shall be in an aggregate principal amount of $500,000 or any whole multiple of $250,000 in excess thereof and shall reduce permanently the Commitment then in effect hereunder.

         Section 2.5 MATURITY OF REVOLVING LOANS. Each Revolving Loan shall mature, and the principal amount thereof shall be due and payable, on the last day of the Interest Period applicable to such Revolving Loan, or such earlier date as provided herein.

         Section 2.6       MANDATORY PREPAYMENTS; PLEDGED ACCOUNT.

         (a) If as of the end of any month (i) (x) the aggregate principal amount of the Revolving Loan, less (y) an amount equal to the aggregate Shortfall Deposits (as defined below) made during the immediately preceding Abatement Period (as defined below), exceeds (ii) the Borrowing Base, the Borrower shall deposit into the Pledged Account an amount equal to such excess (such deposit referred to herein as a "Shortfall Deposit"), accompanied by the deposit into the Pledge Account of accrued interest on such amount to the date thereof, or pay to the Bank, without premium or penalty (except as set forth in Section 2.16) an amount equal to such excess, accompanied by the payment of accrued interest on such amount to the date thereof. Such payment shall be made on or before the date the Borrower is required to deliver the monthly Borrowing Base Certificate pursuant to Section 6.8(g). For purposes of this Section 2.6, "Abatement Period" means, with respect to any date of determination, a period ending on the date of determination and commencing on

GTP2436 06/05/97 1006
the last to occur of (x) the date of the most recent Borrowing, or (y) the date of the most recent repayment of any LIBOR Rate Loan.

         (b) Any and all amounts on deposit in the Pledged Account may be invested from time to time by the Borrower in Permitted Investments so long as such Permitted Investments will mature on such dates and in such amounts as will permit the Borrower to make any required payments to the Bank at the end of each Interest Period.

         Section 2.7       OPTIONAL PREPAYMENTS.

         (a) The Borrower may, upon at least one (1) Business Day's notice to the Bank, prepay any Base Rate Loan, without premium or penalty, in whole at any time or from time to time in part by paying the principal amount being prepaid together with accrued interest thereon to the date of prepayment.

         (b) The Borrower may, upon at least three (3) Business Days' notice to the Bank, prepay any LIBOR Rate Loan, in whole at any time or from time to time in part, without premium or penalty (except as set forth in Section 2.16), by paying the principal amount being prepaid together with accrued interest thereon to the date of prepayment.

         Section 2.8       INTEREST ON THE REVOLVING LOANS.

         (a) Each Base Rate Loan shall bear interest on the outstanding principal amount thereof, for each day from the date such Base Rate Loan is made until it becomes due, at a rate per annum equal to the Base Rate for such day, plus the Applicable Margin. Interest shall be payable monthly in arrears on the first Business Day of each calendar month, commencing July 1, 1997. Such interest shall accrue from and including the date of such Borrowing to but excluding the date of any repayment thereof and shall be computed on the basis of a fraction, the numerator of which is the actual number of days elapsed from the date of Borrowing and the denominator of which is three hundred sixty (360). Overdue principal of and, to the extent permitted by law, overdue interest on the Base Rate Loans shall bear interest for each day overdue until paid at a percentage per annum equal to the Default Rate.

         (b) Each LIBOR Rate Loan shall bear interest on the unpaid principal amount thereof, for each day from the date such LIBOR Rate Loan is made until it becomes due, at a rate per annum equal to the LIBOR Rate for the relevant Interest Period, plus the Applicable Margin. Interest shall be payable on the last day of the Interest Period applicable thereto; PROVIDED, that if such Interest Period is longer than ninety (90) days, interest shall be payable every ninety (90) days and on the last day of such Interest Period. Such interest shall accrue from and including the date of such Borrowing to but excluding the date of any repayment thereof and shall be computed on the basis of a fraction, the numerator of which is the actual number of days elapsed from the date of Borrowing and the denominator of which is three hundred sixty (360). Overdue principal of and, to the extent permitted by

GTP2436 06/05/97 1006
law, overdue interest on the LIBOR Rate Loans shall bear interest for each day overdue until paid at a percentage per annum equal to the Default Rate.

         (c) At the option of the Borrower, the Borrower may enter into an interest rate swap, cap or collar agreement, or similar arrangement with the Bank providing for the transfer or mitigation of interest risks with respect to the Loans either generally or under specific contingencies, and on such terms and conditions as are reasonably acceptable to Borrower and Bank.

         Section 2.9       FEES.

         (a) The Borrower shall pay to the Bank those certain fees set forth in the letter of even date herewith from Bank to Borrower (the "Fee Letter") which fees shall be paid on the Closing Date.

          (b) The Borrower shall pay to the Bank an unused fee for the Commitment Period, payable in arrears at the Applicable Commitment Fee Percentage in effect from time to time on the daily unused portion of the Bank's Commitment with respect to the Revolving Loan. The unused fee shall begin to accrue as of the Closing Date and shall be payable quarterly on the first Business Day of January, April, July and October of each year beginning in July, 1997.

     (c) The fees required by paragraphs (a) and (b) of this Section shall not be refundable.

         Section 2.10 PAYMENTS GENERALLY. All payments under this Agreement shall be made in Dollars in immediately available funds not later than 2:00 p.m. (Chicago time) on the due date (each such payment made after such time on such due date to be deemed to have been made on the next succeeding Business Day) to the Bank at its address set forth on the signature pages hereof or at such other address as it may hereafter designate by notice to the Borrower for the account of the Lending Office of the Bank specified by the Bank on SCHEDULE 1.1 hereto. The Borrower shall, at the time of making each payment under this Agreement, specify to the Bank the principal or other amount payable by the Borrower under this Agreement to which such payment is to be applied (and in the event that it fails to so specify, or if a Default or Event of Default has occurred and is continuing, the Bank may apply such payment as it may elect in its sole discretion). If the due date of any payment under this Agreement would otherwise fall on a day which is not a Business Day, such date shall be extended to the next succeeding Business Day and such extension of time shall in such case be included in the computation of such payment; PROVIDED that, if such extension would cause the last day of an Interest Period to occur in the next following calendar month, the last day of such Interest Period shall occur on the next preceding Business Day.

         Section 2.11      CAPITAL ADEQUACY.

GTP2436 06/05/97 1006

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

         Section 2.12      INCREASED COSTS.

         (a) If after the date hereof, due to either (i) the introduction of or any change in or in the interpretation or enforcement of, any law, regulation, order, ruling, directive, guideline or request, or (ii) the compliance with any order, ruling, directive, guideline or request from any central bank or other governmental authority (whether or not having the force of law) issued, announced, published, promulgated or made after the date hereof, there shall be any increase in the cost to the Bank of agreeing to make or making, funding or maintaining LIBOR Rate Loans, then the Borrower shall be liable for, and shall from time to time, within thirty (30) days following a demand by the Bank, pay to the Bank for the

GTP2436 06/05/97 1006
account of the Bank additional amounts sufficient to compensate the Bank for such increased cost. A certificate substantiating the amount of such increased cost, submitted to the Borrower by the Bank, shall be conclusive, absent manifest error.

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

         Section 2.13 ILLEGALITY. Notwithstanding any other provision of this Agreement, if after the date hereof the introduction of, or any change in or in the interpretation or enforcement of, any law, regulation, order, ruling, directive, guideline or request shall make it unlawful, or any central bank or other governmental authority shall assert that it is unlawful, for the Bank or its Lending Office to perform its obligations hereunder to make LIBOR Rate Loans or to continue to fund or maintain LIBOR Rate Loans hereunder, then, on notice thereof by the Bank to the Borrower, (i) the obligation of the Bank to make LIBOR Rate Loans shall terminate (and the Bank shall make all of its Revolving Loans as Base Rate Loans notwithstanding any election by the Borrower to have the Bank make LIBOR Rate Loans) and (ii) if legally permissible, at the end of the current Interest Period for such LIBOR Rate Loans, otherwise five (5) Business Days after such notice and demand, all LIBOR Rate Loans of the Bank then outstanding will automatically convert into Base Rate Loans; PROVIDED, HOWEVER, that before making any such demand, the Bank agrees to use reasonable efforts (consistent with its internal policy and legal and regulatory restrictions) to designate a different Lending Office if the making of such a designation would allow the Bank or its Lending Office to continue to perform its obligations to make LIBOR Rate Loans and would not, in the judgment of the Bank, be otherwise disadvantageous to the Bank. A certificate describing such introduction or change in or in the interpretation or enforcement of such law, regulation, order, ruling, directive, guideline or request, submitted to the Borrower by the Bank, shall be conclusive evidence of such introduction, change, interpretation or enforcement, absent manifest error. The Bank and the Borrower agree to negotiate in good faith in order to agree upon a mutually acceptable mechanism to provide that LIBOR Rate Loans made by the Bank as to which the foregoing conditions occur shall convert into Base Rate Loans.

         Section 2.14 PAYMENTS TO BE FREE OF DEDUCTIONS. All payments by the Borrower under this Agreement shall be made without setoff or counterclaim and free and clear of, and without deduction for, any taxes (other than any taxes imposed on or measured by the gross

GTP2436 06/05/97 1006
income or profits of the Bank), levies, imposts, duties, charges, fees, deductions, withholdings, compulsory loans, restrictions or conditions of any nature now or hereafter imposed or levied by any country or any political subdivision thereof or taxing or other authority therein unless the Borrower is compelled by law to make such deduction or withholding. If any such obligation is imposed upon the Borrower with respect to any amount payable by it hereunder, it will pay to the Bank, on the date on which such amount becomes due and payable hereunder and in Dollars, such additional amount as shall be necessary to enable the Bank to receive the same net amount which it would have received on such due date had no such obligation been imposed upon the Borrower. If the Bank is at any time, or any permitted assignee of the Bank hereunder (an "Assignee"), is organized under the laws of any jurisdiction other than the United States or any state or other political subdivision thereof, the Bank or the Assignee shall deliver to the Borrower on the date it becomes a party to this Agreement, and at such other times as may be necessary in the determination of the Borrower in its reasonable discretion, such certificates, documents or other evidence, properly completed and duly executed by the Bank or the Assignee (including, without limitation, Internal Revenue Service Form 1001 or Form 4224 or any other certificate or statement of exemption required by Treasury Regulations Section 1.1441-4(a) or Section 1.1441-6(c) or any successor thereto) to establish that the Bank or the Assignee is not subject to deduction or withholding of United States Federal Income Tax under Section 1441 or 1442 of the Internal Revenue Code or otherwise (or under any comparable provisions of any successor statute) with respect to any payments to the Bank or the Assignee of principal, interest, fees or other amounts payable hereunder. Borrower shall not be required to pay any additional amount to the Bank or any Assignee under this Section if the Bank or such Assignee shall have failed to satisfy the requirements of the immediately preceding sentence; PROVIDED that if the Bank or any Assignee shall have satisfied such requirements on the date it became a party to this Agreement, nothing in this Section shall relieve Borrower of its obligation to pay any additional amounts pursuant to this Section in the event that, as a result of any change in applicable law, the Bank or such Assignee is no longer properly entitled to deliver certificates, documents or other evidence at a subsequent date establishing the fact that the Bank or the Assignee is not subject to withholding as described in the immediately preceding sentence.

         Section 2.15 COMPUTATIONS. All computations of interest and like payments hereunder on the Revolving Loans shall, in the absence of clearly demonstrable error, be considered correct and binding on the Borrower and the Bank, unless within thirty (30) Business Days after receipt of any notice by the Bank of such outstanding amount, the Borrower notifies the Bank to the contrary.

         Section 2.16 COMPENSATION. In the event of any prepayment pursuant to
Section 2.6 or 2.7(b), if such prepayment occurs on a date that is not the last day of the Interest Period applicable to the Revolving Loan being prepaid, the Borrower shall pay any amounts as shall be sufficient (in the reasonable opinion of the Bank) to compensate the Bank for any loss, cost or expense which the Bank may incur as a result of such prepayment, including without limitation, any loss, cost or expense incurred by reason of funds liquidation or reemployment of deposits or other funds acquired by the Bank to fund or maintain such LIBOR Rate Loan.

GTP2436 06/05/97 1006

Without limiting the effect of the preceding sentence, such compensation shall include an amount equal to the excess, if any, of (i) the amount of interest that otherwise would have accrued on the principal amount so prepaid for the period from the date of such prepayment to the last day of the then current Interest Period for such LIBOR Rate Loan at the applicable rate of interest for such LIBOR Rate Loan provided for herein over (ii) the amount of interest that otherwise would have accrued on such principal amount at a rate per annum equal to the interest component of the amount the Bank would have bid in the London interbank market for Dollar deposits of leading banks in amounts comparable to such principal amount and with maturities comparable to such period (as reasonably determined by the Bank), if the Bank has match-funded such LIBOR Rate Loan, or the Bank's cost of funds, if the Bank has not match-funded. The Bank will furnish to the Borrower a certificate setting forth the basis and amount of each request by such Bank for compensation under this Section.

                                    ARTICLE 3

                                    SECURITY

         Section 3.1 SECURITY AGREEMENT AND GUARANTY. In order to secure payment when due of the principal and interest under the Revolving Note and the other Obligations, the Borrower agrees to deliver to the Bank or cause to be delivered to the Bank on the Closing Date the following:

     (a) the Security Agreement duly executed by the Borrower;

     (b) each Receivables Purchase Agreement duly executed and delivered by the Borrower and each of the Eligible Sellers;

     (c) the Guaranty duly executed and delivered by the Guarantor; and

     (d) the Financing Statements.

         Section 3.2 PLEDGE AGREEMENTS. In order to further secure payment when due of the principal and interest under the Revolving Note and the other Obligations, the Borrower agrees, subject to obtaining the applicable Pledge Approvals, to cause to be delivered to the Bank within five (5) Business Days after any Pledge Approval has been obtained the following:

     (a) the Pledge Agreement relating to the Pledge Approval which has been obtained, duly executed and delivered by the Guarantor;

     (b) the stock certificates representing all of the outstanding capital stock of NFIC, NFL and the Borrower, as applicable (with stock powers signed in blank); and

GTP2436 06/05/97 1006

     (c) the favorable opinions of special counsel to and general counsel of the Guarantor, dated as of the date of the respective Pledge Agreement, in substantially the forms attached as EXHIBIT I-3 hereto.

         Section 3.3 FURTHER ASSURANCES. At any time following the delivery to the Bank of this Agreement, the Security Agreement, the Guaranty, or the Pledge Agreements, at the request of the Bank, the Borrower will execute any certificate, instrument, statement or document and will procure any such certificate, instrument, statement or document (and pay all connected costs) which the Bank reasonably deems necessary to preserve the security interests of the Bank contemplated hereby.

         Section 3.4 REQUIRED CONSENTS AND APPROVALS. The Borrower agrees to use, or cause the Guarantor to use, reasonable efforts to obtain, or cause to be obtained, as soon as practicable, all necessary approvals and consents by the appropriate Insurance Commissioners permitting the pledge of all of the capital stock of NFL and NFIC to the Bank and the execution and delivery of the Pledge Agreements (collectively, the "Pledge Approvals"). The Bank acknowledges and agrees that receipt of the Pledge Approvals is not a condition to performance by the Bank of its obligations hereunder.

                                    ARTICLE 4

                              CONDITIONS PRECEDENT

         Section 4.1 DOCUMENTARY CONDITIONS PRECEDENT. The Commitment of the Bank to make Revolving Loans under this Agreement is subject to the condition precedent that the Borrower shall have delivered to the Bank, on or prior to the Closing Date, the following, in form and substance reasonably satisfactory to the Bank:

     (a) the Revolving Note for the account of the Bank duly executed by the Borrower;

     (b) the Security Agreement duly executed by Borrower;

     (c) the Guaranty duly executed by Guarantor;

     (d) a Pledge Agreement with respect to the stock of Borrower, duly executed by Westbridge Marketing, together with the stock certificates evidencing all of the issued and outstanding shares of capital stock of Borrower (with stock power signed in blank);

     (e) a certificate of the Secretary or Assistant Secretary of the Borrower, dated the Closing Date, attesting on behalf of the Borrower to all corporate action taken by the Borrower, including resolutions of its Board of Directors authorizing the execution, delivery and performance of this Agreement, the Security Agreement, the Revolving Note, the Receivables Purchase Agreements and each other document to be delivered by the Borrower

GTP2436 06/05/97 1006
pursuant to this Agreement, and attesting to the names and true signatures of the officers of the Borrower authorized to sign this Agreement, the Security Agreement, the Receivables Purchase Agreements, the Revolving Note, and the other documents to be delivered by the Borrower under this Agreement;

         (f) a certificate of the Secretary or Assistant Secretary of the Guarantor, dated the Closing Date, attesting on behalf of the Guarantor to all corporate action taken by the Guarantor, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Guaranty and the Pledge Agreements (following receipt of the Pledge Approvals) and each other document to be delivered by the Guarantor thereunder, and attesting to the names and true signatures of the officers of the Guarantor authorized to sign the Guaranty, the Pledge Agreements (following the receipt of the Pledge Approvals) and the other documents to be delivered by the Guarantor thereunder;

         (g) a certificate of the Secretary or Assistant Secretary of each Eligible Seller, dated the Closing Date, attesting on behalf of such Eligible Seller to all corporate action taken by such Eligible Seller, including resolutions of its Board of Directors authorizing the execution, delivery and performance of the Receivables Purchase Agreement to which it is a party and each other document to be delivered by the Eligible Seller thereunder, and attesting to the names and true signatures of the officers of the Eligible Seller authorized to sign the Receivables Purchase Agreement to which it is a party and the other documents to be delivered by the Eligible Seller thereunder;

         (h) a certificate of a Senior Officer of the Borrower, dated the Closing Date, certifying on behalf of the Borrower that (i) the representations and warranties of the Borrower in Article 5 of this Agreement and Section 4 of the Security Agreement, are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a Default or Event of Default, (iii) the Borrower has performed and complied in all material respects with all agreements and conditions contained in this Agreement which are required to be performed or complied with by the Borrower at or before the Closing Date, and (iv) to the knowledge of the Borrower, since March 31, 1997, no event has occurred that has had, or could reasonably be expected to have, a Materially Adverse Effect;

         (i) a certificate of a Senior Officer of the Guarantor, dated the Closing Date, certifying on behalf of the Guarantor that (i) the representations and warranties of the Guarantor in Article 4 of the Guaranty are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a Default or Event of Default under this Agreement, (iii) the Guarantor has performed and complied in all material respects with all agreements and conditions contained in the Guaranty which are required to be performed or complied with by the Guarantor at or before the Closing Date, and (iv) since March 31,

GTP2436 06/05/97 1006

1997, no event has occurred that has had, or could reasonably be expected to have, a Materially Adverse Effect;

         (j) a certificate of a Senior Officer of each Eligible Seller, dated the Closing Date, certifying on behalf of such Eligible Seller that (i) the representations and warranties of such Eligible Seller in Article IV of the Receivables Purchase Agreement to which it is a party are true, complete and correct in all material respects on such date as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date), (ii) no event has occurred and is continuing which constitutes a default under the Receivables Purchase Agreement to which it is a party, and (iii) to the knowledge of such Eligible Seller, since March 31, 1997, no event has occurred that has had, or could reasonably be expected to have, a Materially Adverse Effect;

         (k) a certificate of a Senior Officer of the Borrower, substantially in the form of EXHIBIT J, which certificate shall include information required to establish that the Borrower will be in compliance with the covenants set forth in Sections 7.10 and 7.11 of this Agreement, after giving effect to the transactions contemplated herein;

         (l) a certificate of a Senior Officer of the Guarantor, substantially in the form of ATTACHMENT 4 to EXHIBIT A to the Guaranty, which certificate shall include information required to establish that the Guarantor will be in compliance with the covenants set forth in Sections 6.3 to 6.9 of the Guaranty, after giving effect to the transactions contemplated herein and in the Guaranty Agreement;

         (m) a certificate of good standing for the Borrower as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where the Borrower, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect;

         (n) a certificate of good standing for the Guarantor as of a recent date by the Secretary of State of its jurisdiction of incorporation and each state where the Guarantor, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect;

         (o) a certificate of good standing for each Eligible Seller as of a recent date by the Secretary of State of each jurisdiction of incorporation and each state where each Eligible Seller, by the nature of its business, is required to qualify to do business, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect;

         (p) a certificate of authority from each Insurance Commissioner certifying that each Eligible Insurance Company Seller is duly licensed and in good standing with the applicable Insurance Commissioner, except where any such failure could not reasonably be expect to have a Materially Adverse Effect;

GTP2436 06/05/97 1006

     (q) a favorable opinion of special counsel to the Borrower and the Guarantor dated the Closing Date, in substantially the form set forth in EXHIBIT I-1 hereto;

     (r) a favorable opinion of general counsel of the Guarantor, dated the Closing Date, in substantially the form set forth in EXHIBIT I-2 hereto;

     (s) a certificate of a Senior Officer of the Borrower certifying that each consent, license, approval and notice required by the Borrower in connection with the execution, delivery, performance, validity and enforceability of this Agreement, the Security Agreement, the Receivables Purchase Agreements and each other document and instrument required to be delivered in connection herewith is in full force and effect, except as otherwise provided in Section 5.15 of this Agreement;

     (t) a certificate of a Senior Officer of the Guarantor certifying that each consent, license, approval and notice required by the Guarantor in connection with the execution, delivery, performance, validity and enforceability of this Agreement, the Security Agreement, the Pledge Agreements (subject to the Pledge Approvals), the Guaranty, the Receivables Purchase Agreements and each other document and instrument required to be delivered in connection herewith, including the documents described in Article 3 hereof, is in full force and effect, except as otherwise provided in Section 4.13 of the Guaranty;

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

     (w) all corporate and legal proceedings and all instruments and agreements in connection with the transactions contemplated by this Agreement, the Security Agreement, the Pledge Agreements (subject to the Pledge Approvals), the Guaranty and the Receivables Purchase Agreements shall be reasonably satisfactory in form and substance to the Bank and the Bank shall have received any and all other information and documents with respect to the Borrower, the Guarantor and any Insurance Affiliate, which it may reasonably request;

     (x) payment to the Bank of the amounts set forth in Section 2.9(b) hereof;

     (y) payment to Rudnick & Wolfe, special counsel to the Bank, of its legal fees and disbursements; and

GTP2436 06/05/97 1006

     (z) payment to Coopers & Lybrand, LLP of its audit fees and disbursements.

         Section 4.2 ADDITIONAL CONDITIONS PRECEDENT TO EACH LOAN. The obligation of the Bank to make the Revolving Loans pursuant to a Borrowing (including the initial Borrowing), unless waived by the Bank, shall be subject to the further conditions precedent that on the date of such Revolving Loan:

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

         (b) the representations and warranties of the Guarantor contained in
Article 5 of the Guaranty and Section 2 of the Pledge Agreements (if in effect) are true and correct in all material respects on and as of the date of such Revolving Loan as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (c) to the extent that Eligible Receivables are being purchased from an Eligible Seller with the proceeds of such Borrowing, the representations and warranties of such Eligible Seller contained in Article IV of the Receivables Purchase Agreement to which it is a party are true and correct in all material respects on and as of the date of such Revolving Loan as though made on and as of such date (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (d) the Borrower has complied in all material respects with all conditions contained in this Agreement that are required to be complied with by the Borrower, and the Borrower has performed in all material respects all agreements contained in this Agreement and the Security Agreement that are required to be performed by the Borrower;

     (e) there does not exist any Default or Event of Default under this Agreement;

     (f) since the date of the last Borrowing under this Agreement (or if no Borrowing has occurred, since March 31, 1997), there has occurred no event that could reasonably be expected to have a Materially Adverse Effect;

         (g) the Bank shall have received a duly executed Notice of Borrowing in the form of EXHIBIT F, and a duly executed Borrowing Base Certificate in the form of EXHIBIT K, except to the extent otherwise provided in Section 2.3(e);

     (h) the Bank shall have received a duly executed Assignment for each Receivable included in the calculation of the Borrowing Base;

GTP2436 06/05/97 1006

         (i) the Bank shall have received evidence, in form and substance reasonably satisfactory to it, that each consent, approval, order, license, or permit required from any Person, including without limitation any Insurance Commissioner, required to authorize, or required in connection with the performance by the Borrower, the Guarantor or any Eligible Seller of, or the legality, validity, binding effect or enforceability of, this Agreement, the Guaranty or the Receivables Purchase Agreements, including the use of proceeds of any Borrowing by the Borrower to acquire Eligible Receivables, shall have been received or given and remain in full force and effect, and the Bank shall have received updated legal opinions in form and substance reasonably satisfactory to the Bank relating to such matters.

     (j) the Borrower's Consolidated GAAP Net Worth shall not be less than $1,000,000;

     (k) the Guarantor's Consolidated GAAP Net Worth shall not be less than

$62,500,000; and

     (l) the initial Loan shall have been requested not later than June 26, 1997.

         Section 4.3 DEEMED REPRESENTATIONS. Each Notice of Borrowing hereunder and acceptance by the Borrower of the proceeds of such Borrowing shall constitute a representation and warranty that the statements contained in
Section 4.2, in the Notice of Borrowing and in the Borrowing Base Certificate are true and correct both on the date of such Notice of Borrowing and, unless the Borrower otherwise notifies the Bank prior to such Borrowing, as of the date of such Borrowing.

                                    ARTICLE 5

                         REPRESENTATIONS AND WARRANTIES

         The Borrower hereby represents and warrants the following:

         Section 5.1 INCORPORATION, GOOD STANDING AND DUE QUALIFICATION. The Borrower is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required, except where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect. The Borrower has all requisite power and authority to execute and deliver and to perform all of its obligations under this Agreement, the Revolving Note, the Security Agreement, the Receivables Purchase Agreements and the other writings contemplated hereby.

        Section 5.2 CORPORATE POWER AND AUTHORITY; NO CONFLICTS. The execution, delivery and performance by the Borrower of this Agreement, the Security Agreement, the Receivables Purchase Agreements and the Revolving Note have been duly authorized by all

GTP2436 06/05/97 1006
necessary corporate action and do not and will not (a) require any consent or approval of its stockholders; (b) violate any provisions of its certificate of incorporation or by-laws; (c) violate any provision of, or require any filing, registration, consent or approval under, any material law, rule, regulation (including without limitation, Regulation U and X), order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Borrower or any Subsidiary; (d) result in a breach of, or constitute a default or require any consent under, any indenture, mortgage or loan or credit agreement or any other material agreement, lease or instrument to which the Borrower or any Subsidiary is a party or by which it or its Properties may be bound; or (e) except as contemplated hereby, or by the Revolving Note or the Security Agreement, result in, or require, the creation or imposition of any Lien upon or with respect to any of the Properties now owned or hereafter acquired by the Borrower.

         Section 5.3 LEGALLY ENFORCEABLE AGREEMENTS. This Agreement, the Security Agreement and the Revolving Note constitute the legal, valid and binding obligations of the Borrower enforceable against the Borrower in accordance with their respective terms, except to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium and other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         Section 5.4 LITIGATION. Except as disclosed on SCHEDULE 5.4, there are no actions, suits or proceedings or investigations (other than routine examinations performed by insurance regulatory authorities) pending or, to the knowledge of the Borrower, threatened against or affecting, the Borrower or any of its Subsidiaries, or any Property of any of them before any court, governmental agency or arbitrator, which, in any one case or in the aggregate, could reasonably be expected to have a Materially Adverse Effect.

         Section 5.5 DISCLOSURES. (a) The Borrower has heretofore furnished to the Bank the balance sheets of the Borrower as at December 31, 1996 and 1995 and as at March 31, 1997 and the related statements of income, retained earnings and cash flows of the Borrower for the fiscal years and quarters ended on such dates. All such financial statements are complete and correct and fairly present in all material respects the financial condition of the Borrower as at such dates and the results of operations for the fiscal years and quarters ended on such dates, all in accordance with GAAP.

                  (b) All written financial projections furnished by or on behalf of the Borrower to the Bank in connection with the negotiation of this Agreement, have been prepared in good faith. Since March 31, 1997 (or the date of the most recent Borrowing hereunder, which ever is later), no event or circumstance has occurred that could reasonably be expected to have a Materially Adverse Effect.

        Section  5.6  OWNERSHIP  AND  LIENS.   Each  of  the  Borrower  and  its
Subsidiaries has good and valid title to, or valid leasehold interests in, its material Properties, and none of the

GTP2436 06/05/97 1006
material Properties owned by the Borrower or its Subsidiaries, and none of its leasehold interests is subject to any Lien, except any Permitted Liens.

         Section 5.7 TAXES. Each of the Borrower and its Subsidiaries has filed (or had filed on its behalf) all federal and all other material tax returns required to be filed, has paid all due and payable taxes, assessments and governmental charges and levies, including interest and penalties, shown to be due in such returns or imposed upon it or upon its Properties, and has made adequate provision for the payment of such taxes, assessments and other charges accruing but not yet due and payable, except with respect to taxes which are being contested in good faith by the Borrower or its Subsidiaries and for which such Person has established and maintains adequate reserves for payment. To the best knowledge of Borrower, there is no tax assessment contemplated or proposed by any governmental agency against the Borrower or any of its Subsidiaries that could reasonably be expected to have a Materially Adverse Effect, other than, as of each date subsequent to the Closing Date, such contemplated or proposed tax assessments with respect to which (i) Borrower has promptly notified Bank in writing of its knowledge and (ii) the Borrower or the appropriate Subsidiary of the Borrower has in good faith commenced, or intends to commence within the time period permitted by the applicable law or regulation, and thereafter diligently pursued or will pursue, as the case may be, appropriate proceedings in opposition to such assessment.

         Section 5.8 ERISA. Each of the Borrower and its Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA. Within the three-year period prior to the date hereof, neither a Reportable Event nor a Prohibited Transaction has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstance exists which constitutes grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; neither the Borrower nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; each of the Borrower and its ERISA Affiliates has met its minimum funding requirements under ERISA with respect to all of its Plans and there are no Unfunded Vested Liabilities and neither the Borrower nor any ERISA Affiliate has incurred any material liability to the PBGC under ERISA other than for premium payments incurred in the normal course of operating the Plans.

         Section 5.9 SUBSIDIARIES AND OWNERSHIP OF STOCK. As of the date of this Agreement, the Borrower has no Subsidiaries.

         Section 5.10 CREDIT ARRANGEMENTS. SCHEDULE 5.10 is a complete and correct list, as of the date hereof, of all credit agreements, indentures, guaranties, Capital Leases, mortgages, and other material instruments, agreements and arrangements presently in effect providing for or relating to extensions of credit (including agreements and arrangements for the issuance of letters of credit or for acceptance financing) in respect of which the Borrower or any of its Subsidiaries is in any manner directly or contingently obligated, other than trade payables in the ordinary course of business; and the maximum principal or face amounts of the credit in question, which are outstanding and which can be outstanding, are therein set

GTP2436 06/05/97 1006
forth and are correctly stated as of the date hereof, and all Liens given or agreed to be given as security therefor are therein set forth and are correctly described or indicated in such Schedule.

         Section 5.11 OPERATION OF BUSINESS. Each of the Borrower and its Subsidiaries possesses all licenses, permits and franchises, or rights thereto, necessary to conduct its business as now conducted and as presently proposed to be conducted, except where the absence of which could reasonably be expected to have a Materially Adverse Effect, and neither the Borrower nor any of its Subsidiaries is in violation in any material respect of any valid rights of others with respect to any of the foregoing.

         Section 5.12 NO DEFAULT ON OUTSTANDING JUDGMENTS OR ORDERS. Each of the Borrower and its Subsidiaries has satisfied all material judgments and neither the Borrower nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign, which could, in any one case or in the aggregate, reasonably be expected to have a Materially Adverse Effect.

         Section 5.13 NO DEFAULTS ON OTHER AGREEMENTS. Neither the Borrower nor any of its Subsidiaries is in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

         Section 5.14 GOVERNMENTAL REGULATION. Neither the Borrower nor any of its Subsidiaries is subject to regulation under the Investment Company Act of 1940, as amended, or any statute or regulation limiting its ability to incur indebtedness for money borrowed as contemplated hereby.

         Section 5.15 CONSENTS AND APPROVALS. No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Borrower of, or the legality, validity, binding effect or enforceability with respect to the Borrower of, this Agreement, or the Receivables Purchase Agreements, except for
(i) filings and recordings of Liens created pursuant to the Security Agreement,
(ii) those consents, approvals or other similar actions that have been obtained and have not been modified, amended, rescinded or revoked and are in full force and effect, and (iii) consents, approvals or similar actions, the failure of which to obtain or perform could not reasonably be expected to have a Materially Adverse Effect.

         Section 5.16 PARTNERSHIPS. Neither the Borrower nor any of its Subsidiaries is a partner in any partnership.

GTP2436 06/05/97 1006

         Section 5.17 ENVIRONMENTAL PROTECTION. Each of the Borrower and its Subsidiaries has obtained all material permits, licenses and other authorizations which are required under all environmental laws, including laws relating to emissions, discharges, releases or threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including without limitation, ambient air, surface water, ground water, or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes, except to the extent failure to have any such permit, license or authorization could not reasonably be expected to have a Materially Adverse Effect. Each of the Borrower and its Subsidiaries is in compliance with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the environmental laws or contained in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply could not reasonably be expected to have a Materially Adverse Effect. None of the Properties of the Borrower or its Subsidiaries, either owned or leased, have been included or, to the knowledge of the Borrower, proposed for inclusion on the National Priorities List adopted pursuant to the Comprehensive Environmental Response Compensation and Liability Act, as amended, or on any similar list or inventory of sites requiring response or cleanup actions adopted by any other federal, state or local agency.

         Section 5.18 COPYRIGHTS, PATENTS, TRADEMARKS, ETC. Neither the Borrower nor any of its Subsidiaries uses in the operation of its business as presently conducted, any patents, trademarks, service marks, trade names, or copyrighted materials the loss by the Borrower or such Subsidiary of which would have a Materially Adverse Effect.

         Section 5.19 COMPLIANCE WITH LAWS. Neither the Borrower nor any of its Subsidiaries is in violation of any laws, ordinances, rules or regulations, applicable to it, of any federal, state or municipal governmental authorities, instrumentalities or agencies, including without limitation, the United States Occupational Safety and Health Act of 1970, as amended, except where such violation could not reasonably be expected to have a Materially Adverse Effect.

         Section 5.20 RECEIVABLES. All Receivables and all books, records and documents relating thereto are and will be genuine and in all respects what they purport to be; the amount of each Receivable shown on the books and records of the Borrower (as adjusted on the books and records of the Borrower, from time to time, to reflect payments received by the Borrower with respect to such Receivable) represented as owing or to be owing at maturity by each Eligible Agent Obligor is and will, be the correct amount actually owing or to be owing by such Eligible Agent Obligor at maturity. The Borrower has no knowledge of any fact which would impair the validity or collectibility of any Receivable, except to the extent that such impairment could not reasonably be expected to have a Materially Adverse Effect.

GTP2436 06/05/97 1006

         Section 5.21 USE OF PROCEEDS. Neither Borrower nor any of its Subsidiaries nor any Eligible Seller is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying any such "margin stock."

                                    ARTICLE 6

                              AFFIRMATIVE COVENANTS

         During the term of this Agreement, and until performance, payment and/or satisfaction in full of the Obligations, the Borrower covenants and agrees that it shall, and shall cause each of its Subsidiaries to, unless the Bank otherwise consents in writing:

         Section 6.1 MAINTENANCE OF EXISTENCE. Preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is required from time to time, except where failure to be so qualified would not have a Materially Adverse Effect.

         Section 6.2 CONDUCT OF BUSINESS. Continue to engage in a business of the same general type as conducted by it on the date of this Agreement.

         Section 6.3 MAINTENANCE OF PROPERTIES. Maintain, keep and preserve all of its material Properties (tangible and intangible), necessary or useful in the conduct of its business, in good working order and condition, ordinary wear and tear excepted, EXCEPT that the failure to maintain, preserve and protect a particular item of Property that is not of significant value, either intrinsically or to the operations of Borrower and its Subsidiaries, taken as a whole, shall not constitute a violation of this covenant.

         Section 6.4 MAINTENANCE OF RECORDS. Keep accurate and complete records and books of account, in which complete entries will be made in accordance with GAAP, reflecting all financial transactions of the Borrower and its Subsidiaries.

         Section 6.5 MAINTENANCE OF INSURANCE. Maintain insurance (subject to customary deductibles and retentions) with financially sound and reputable insurance companies, in such amounts and with such coverages (including without limitation public liability insurance, fire, hazard and extended coverage insurance on all of its assets, necessary workers' compensation insurance and all other coverages as are consistent with industry practice) as are maintained by companies of established reputation engaged in similar businesses and similarly situated; provided that such insurance may be obtained from Affiliates of the Borrower.

         Section 6.6 COMPLIANCE WITH LAWS. Comply in all respects with all applicable laws, rules, regulations and orders, except where the failure to so comply would not have a Materially Adverse Effect. Such compliance shall include, without limitation, paying all taxes, assessments and governmental charges imposed upon it or upon its Property (and all

GTP2436 06/05/97 1006
penalties and other costs, if any, related thereto), unless contested in good faith by appropriate proceedings and for which adequate reserves have been set aside.

         Section 6.7 RIGHT OF INSPECTION. From time to time upon prior notice and in accordance with customary standards and practices within the banking industry (including, without limitation, upon any Event of Default or whenever the Bank may have reasonable cause to believe that an Event of Default has occurred and is continuing), the Borrower shall permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the Properties of, the Borrower and its Subsidiaries to discuss the affairs, finances and accounts of the Borrower and any such Subsidiaries with any of their respective officers and directors and the Borrower's independent accountants, and to make such verification concerning the Borrower and its Subsidiaries as may be reasonable under the circumstances, and upon request, furnish promptly to the Bank true copies of all financial information made available to Senior Officers of Borrower and its Subsidiaries; PROVIDED, that the Bank shall use reasonable efforts to not materially interfere with the business of the Borrower and its Subsidiaries and to treat as confidential any and all information obtained pursuant to this Section, except to the extent disclosure is required by any law, regulation, order, ruling, directive, guideline or request from any central bank or other government authority (whether or not having the force of law).

         Section 6.8 REPORTING REQUIREMENTS. The Borrower shall, and shall cause each of its Subsidiaries, as applicable, to, furnish to the Bank:

         (a) ANNUAL GAAP STATEMENTS OF BORROWER. Within one hundred twenty (120) days following the end of Borrower's fiscal year copies of:

         (i) the consolidated balance sheets of the Borrower and its Subsidiaries as at the close of such fiscal year, and

         (ii) the consolidated statements of operations and statements of stockholders' equity and cash flows, in each case of the Borrower and its Subsidiaries for such fiscal year,

         in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP, all in reasonable detail and accompanied by an opinion of Price Waterhouse LLP or other firm of independent public accountants of recognized national standing selected by the Borrower and reasonably acceptable to the Bank, to the effect that the financial statements have been prepared in accordance with GAAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with GAAP the financial condition of the Borrower and its Subsidiaries as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the

GTP2436 06/05/97 1006
         accounting records and such other auditing procedures as were considered necessary under the circumstances.

         (b) QUARTERLY GAAP STATEMENTS OF BORROWER. As soon as available, and in any event within sixty (60) days after the end of each quarterly fiscal period of the Borrower (other than the fourth fiscal quarter of any fiscal year), copies of:

         (i) the consolidated balance sheets of the Borrower and its Subsidiaries as at the end of such fiscal quarter, and

         (ii) the consolidated statements of operations and statements of stockholders' equity and cash flows, in each case of the Borrower and its Subsidiaries for such fiscal quarter and the portion of such fiscal year ended with such fiscal quarter, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP all in reasonable detail and certified by a Senior Officer of such company as presenting fairly in accordance with GAAP the financial condition of the Borrower and its Subsidiaries as of the end of such period and the results of operations for such period, subject only to normal year-end accruals and audit adjustments and the absence of footnotes.

         (c) MANAGEMENT LETTERS. Promptly upon receipt thereof, copies of any reports or management letters relating to the internal financial controls and procedures delivered to the Borrower or any of its Subsidiaries by any independent certified public accountant in connection with examination of the financial statements of the Borrower or any such Subsidiary.

         (d) NOTICE OF LITIGATION. Promptly after the commencement thereof, notice of any action, suit and proceeding before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, against the Borrower or any of its Subsidiaries, (A) which, if determined adversely to the Borrower or such Subsidiary, would have a Materially Adverse Effect, or (B) commenced by any creditor or lessor under any written credit agreement with respect to borrowed money or material lease which asserts a default thereunder on the part of the Borrower or any of its Subsidiaries.

         (e) NOTICES OF DEFAULT. As soon as practicable and in any event within fifteen (15) days after the occurrence of each Default or Event of Default, a written notice setting forth the details of such Default or Event of Default and the action which is proposed to be taken by the Borrower with respect thereto.

         (f) OTHER FILINGS. Promptly upon the filing thereof and at any time upon the reasonable request of the Bank, permit the Bank the opportunity to review copies of all reports, including annual reports, and notices which the Borrower or any Subsidiary files with or receives from the PBGC or the U.S. Department of Labor under ERISA; and as soon

GTP2436 06/05/97 1006
as practicable and in any event within fifteen (15) days after the Borrower or any if its Subsidiaries knows or has reason to know that any Reportable Event or Prohibited Transaction has occurred with respect to any Plan or that the PBGC or the Borrower or any such Subsidiary has instituted or will institute proceedings under Title IV of ERISA to terminate any Plan, the Borrower will deliver to the Bank a certificate of a Senior Officer of the Borrower setting forth details as to such Reportable Event or Prohibited Transaction or Plan termination and the action the Borrower proposes to take with respect thereto.

         (g) BORROWING BASE CERTIFICATE. Within fifteen (15) days following the end of each month, a Borrowing Base Certificate dated as of the end of such month in the form of EXHIBIT K hereto, setting forth the Eligible Agent Collateral Value attributable to each Eligible Agent Obligor.

         (h) ADDITIONAL INFORMATION. Such additional information as the Bank may reasonably request concerning the Borrower and its Subsidiaries and for that purpose all pertinent books, documents and vouchers relating to its business, affairs and Properties, including investments as shall from time to time be designated by the Bank.

         Section 6.9       CERTIFICATES.

         (a)  OFFICERS'  CERTIFICATE.   Simultaneously  with  each  delivery  of
financial statements pursuant to Section 6.8(a) and 6.8(b), the Borrower shall deliver to the Bank a certificate of its Chief Financial Officer which will

         (i) certify on behalf of the Borrower that such officer has reviewed the Agreement and the other Loan Documents and the condition and transactions of the Borrower and its Subsidiaries for the period covered by such financial statements, and state that to the best of his knowledge the Borrower has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Agreement and the other Loan Documents, and no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto,

         (ii) include information (with detailed calculations substantially in the form set out in EXHIBIT J) required to establish whether the Borrower was in compliance with the covenants set forth in Sections 7.10 and 7.11 of this Agreement during the period covered by the financial statements then being delivered, and

         (iii) include information (with detailed calculations substantially in the form set out in EXHIBIT J) required to establish whether, as of the last day of each month during the prior calendar quarter, the Borrowing Base

GTP2436 06/05/97 1006
                  exceeded the aggregate principal amount of the Revolving Loans outstanding on each such date.

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

         Section 6.10 COMMUNICATION WITH ACCOUNTANTS. Borrower authorizes Bank to communicate directly with its independent certified public accountants and authorizes those accountants to disclose to Bank any and all financial statements and other supporting financial documents and schedules relating to Borrower and its Subsidiaries. Prior to the occurrence of an Event of Default, the Bank will use reasonable efforts to advise the Borrower of any such communications. At or before the initial Closing Date, Borrower shall deliver a letter addressed to such accountants instructing them to comply with the provisions of this Section 5.2 and indicating that a primary intent of Borrower is for the financial statements prepared by such accountants to benefit or influence Bank and that Bank will rely upon such financial statements.

         Section 6.11 FURTHER ASSURANCES. The Borrower shall take all such further actions and execute and file or record, at its own cost and expense, all such further documents and instruments as the Bank may at any time reasonably determine may be necessary or advisable; and shall do, execute, acknowledge, deliver, record, file, and register any and all such further acts, deeds, conveyances, estoppel certificates, transfers, certificates, assurances and other instruments as the Bank may reasonably require from time to time in order to carry out more effectively the purposes of this Agreement, the Security Agreement, the Guaranty, any Pledge Agreement, the Receivables Purchase Agreements or the Revolving Note.

         Section 6.12 COMPLIANCE WITH AGREEMENTS. Promptly and fully comply with all contractual obligations under all agreements, mortgages, indentures, leases and/or instruments to which any one or more of the Borrower and its Subsidiaries is a party, whether such agreements, mortgages, indentures, leases or instruments are with the Bank or another Person, except where such failure to so comply would not have a Materially Adverse Effect.

         Section 6.13 USE OF PROCEEDS. Use proceeds of the Revolving Loans solely to (i) acquire Eligible Receivables, (ii) repay Revolving Loans made hereunder, (iii) pay to the Bank interest accrued on the Revolving Loans made hereunder, (iv) pay to the Bank the fees described in Section 2.9, (v) pay costs, expenses and charges described in Section 9.3(a), and (vi) pay reasonable costs, expenses and charges of outside legal counsel to the Borrower, the Guarantor and each Eligible Seller incurred in connection with the preparation, negotiation and regulatory approval of this Agreement, the Security Agreement, the Pledge Agreements, the Guaranty, the Receivables Purchase Agreements and the Revolving Note. Notwithstanding the foregoing, nothing contained in this Agreement shall prohibit the

GTP2436 06/05/97 1006

Borrower from using the proceeds of the Revolving Loans to repay, directly or indirectly, any and all amounts owed to Fleet National Bank under the Credit Agreement dated as of December 28, 1995, as amended, between the Borrower and Fleet National Bank of Connecticut. No part of such proceeds shall be used to purchase or carry, or to extend credit to others for the purpose of purchasing or carrying, any "margin stock" (as such term is defined in Regulation G of the Board of Governors of the Federal Reserve System) in violation of Regulations U and X.

                                    ARTICLE 7

                               NEGATIVE COVENANTS

         During the term of this Agreement, and until performance, payment and/or satisfaction in full of the Obligations, the Borrower covenants and agrees that Borrower shall not, and shall not permit its Subsidiaries to, unless the Bank otherwise consents in writing:

         Section 7.1 DEBT. Create, incur, assume or suffer to exist any Debt, except:

         (a)      Debt of the Borrower  under this  Agreement  and the Revolving
                  Note;

         (b)      Debt permitted under Section 7.2 hereof; and

         (c)      Subordinated Debt of the Borrower or its Subsidiaries.

         Section 7.2 GUARANTIES, ETC. Assume, guarantee, endorse or otherwise be or become directly or contingently responsible or liable (including, but not limited to, an agreement to purchase any obligation, or to supply or advance any funds, or an agreement to cause such Person to maintain a minimum working capital or net worth or otherwise to assure the creditors of any Person against loss) for the obligations of any Person, except guaranties by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business.

         Section 7.3 LIENS. Create, incur, assume or suffer to exist any Lien, upon or with respect to any of its Properties, now owned or hereafter acquired, except (the following being referred to herein as "Permitted Liens"):

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

GTP2436 06/05/97 1006

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

         Section  7.4   INVESTMENTS.   Neither  the  Borrower  nor  any  of  its
Subsidiaries will make any Investment in any other Person, except for Permitted Investments.

         Section 7.5 MERGERS AND CONSOLIDATIONS AND ACQUISITIONS OF ASSETS. Merge or consolidate with any Person (whether or not Borrower or any Subsidiary is the surviving entity), or acquire all or substantially all of the assets or any of the capital stock of any Person.

         Section 7.6 SALE OF ASSETS. Sell, lease or otherwise dispose of any material assets, except in the ordinary course of business.

         Section 7.7 STOCK OF THE BORROWER, SUBSIDIARIES, ETC. Issue any additional shares of the Borrower's capital stock to any Person or pledge, assign, hypothecate, transfer, convey, sell or otherwise dispose of, encumber or grant any security interest in, or deliver to any other Person, any shares of capital stock of its Subsidiaries, or permit any such Subsidiaries to issue any additional shares of its capital stock to any Person other than the Borrower or any Subsidiaries, except directors' qualifying shares.

         Section 7.8 TRANSACTIONS WITH AFFILIATES. Enter into any transaction of any kind with any Affiliate of the Borrower, or any Person that owns or holds five percent (5%) or more of the outstanding common stock of the Borrower, OTHER THAN (a) the Receivables Purchase Agreements, (b) transactions between or among Borrower and its wholly owned Subsidiaries or between or among its wholly owned Subsidiaries or (c) transactions on terms at least as favorable to the Borrower or its Subsidiaries as would be the case in an arm'slength transaction between unrelated parties of equal bargaining power.

         Section 7.9 CAPITAL EXPENDITURES. Make or permit to be made, or commit to make any Capital Expenditure.

GTP2436 06/05/97 1006

         Section 7.10 MINIMUM CONSOLIDATED GAAP NET WORTH. At any time during the term hereof, permit Consolidated GAAP Net Worth of the Borrower and its Subsidiaries to be less than an amount equal to the sum of (a) $1,000,000 PLUS
(b) 50% of any cumulative positive Net Income of the Borrower and its Subsidiaries for each fiscal quarter following the fiscal quarter ending December 31, 1996 PLUS (c) Deferred Revenues as of the end of the most recent fiscal quarter.

         Section 7.11 MINIMUM INTEREST COVERAGE. As of the end of each fiscal quarter permit the Interest Coverage Ratio to be less than 1.10 to 1.00.

         Section 7.12 MINIMUM COLLATERAL RATIO. At any time that the principal amount of the Revolving Loans outstanding under this Agreement exceeds the Borrowing Base, fail to comply with the provisions of Section 2.6 hereof.

         Section 7.13 DISTRIBUTIONS. Make any Distribution to any Person, OTHER THAN, Distributions to the Guarantor in an amount equal to any advances, loans or other contributions made by Guarantor to Borrower to enable Borrower to make deposits from time to time in the Cash Collateral Account, so long as before and after giving effect to any such Distributions, no Default or Event of Default shall have occurred and be continuing.

         Section 7.14 RECEIVABLES PURCHASE AGREEMENTS. Amend, modify or waive any material provision of any Receivables Purchase Agreement.

                                    ARTICLE 8

                                EVENTS OF DEFAULT

         Section 8.1 EVENTS OF DEFAULT. Any of the following events shall be an "Event of Default":

         (a) the Borrower shall fail to pay any principal amount when due, whether at stated maturity, by acceleration, by notice of prepayment or otherwise, or Borrower shall fail to pay any premium or interest, or any fees or other amounts payable hereunder, within five days after the date due;

         (b) the representations and warranties made by the Borrower in this Agreement, the Security Agreement or the Revolving Note, or which is contained in any certificate, document, financial or other written statement furnished at any time under or in connection with this Agreement or the Revolving Note shall prove to have been incorrect in any material respect on or as of the date made;

         (c) the representations and warranties made by the Guarantor in the Guaranty or any Pledge Agreement executed and delivered by the Guarantor, or which is contained in any certificate, document, financial or other written statement furnished at any time under or in

GTP2436 06/05/97 1006
connection therewith shall prove to have been incorrect in any material respect on or as of the date made;

         (d) the Borrower shall (i) fail to perform or observe any term, covenant, or agreement contained in Section 6.1, Section 6.8(e), Section 6.12 or
Article 7; or (ii) fail to perform or observe any term, covenant, or agreement on its part to be performed or observed in this Agreement, the Security Agreement, the Receivables Purchase Agreements or the Revolving Note and such failure shall continue unremedied for thirty (30) consecutive days after either
(x) any Senior Officer of the Borrower has knowledge thereof or (y) the Bank has given notice thereof to the Borrower. The Bank shall use reasonable efforts to give the Borrower notice of any Default or Event of Default under this Section 8.1(d); PROVIDED, HOWEVER, that failure to give any such notice shall not impair or otherwise adversely affect the Bank's rights and remedies hereunder;

         (e) the Guarantor shall (i) fail to perform or observe any term, covenant, or agreement contained in Section 5.1 Section 5.8(j), Section 5.12 or
Section 5.13 or Article 6 of the Guaranty; or (ii) fail to perform or observe any other term, covenant, or agreement on its part to be performed or observed in the Guaranty or any Pledge Agreement executed and delivered by the Guarantor and such failure shall continue unremedied for thirty (30) consecutive days after either (x) any Senior Officer of the Borrower has knowledge thereof or (y) the Bank has given notice thereof to the Borrower. The Bank shall use reasonable efforts to give the Borrower and the Guarantor notice of any Default or Event of Default under this Section 8.1(e); PROVIDED, HOWEVER, that failure to give any such notice shall not impair or otherwise adversely affect the Bank's rights and remedies under this Agreement or the Guaranty;

         (f) any default by any Eligible Seller under a Receivables Purchase Agreement or any Eligible Agent Contract that has, or could reasonably be expected to have, a Materially Adverse Effect;

         (g) any material provision of either Receivables Purchase Agreement or any Eligible Agent Contract shall at any time for any reason have ceased to be valid and binding on any Eligible Seller or shall be declared to be null and void by any court or other Person having jurisdiction or any Eligible Seller shall deny that it has any further liability or obligation under either Receivables Purchase Agreement or any Eligible Agent Contract;

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

GTP2436 06/05/97 1006

         (j) the Guarantor or any of its Subsidiaries (including the Borrower) shall (i) fail to pay any indebtedness, including but not limited to indebtedness for borrowed money (other than the payment Obligations described in (a) above), of the Guarantor or such Subsidiary, as the case may be, or any interest or premium thereon, when due (whether by scheduled maturity, required prepayment, acceleration, demand or otherwise); or (ii) fail to perform or observe any term, covenant or condition on its part to be performed or observed under any agreement or instrument relating to any such indebtedness, when required to be performed or observed and such failure continues after any applicable notice and grace period, if the effect of such failure to perform or observe is to accelerate, or to permit the acceleration of the maturity of such indebtedness, or (iii) any such indebtedness shall be declared to be due and payable, or required to be prepaid (other than by a regularly scheduled required prepayment), prior to the stated maturity thereof; PROVIDED, HOWEVER, that it shall not be a Default or Event of Default under this Section 7.1(j) unless the aggregate principal amount of indebtedness described in clauses (i) through
(iii) above shall exceed $20,000;

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

GTP2436 06/05/97 1006

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

         (o) any material provision of the Guaranty or the Pledge Agreements (if delivered) shall at any time for any reason have ceased to be valid and binding on the Guarantor or shall be declared to be null and void by any court or other Person having jurisdiction;

         (p) any material provision of this Agreement or the Security Agreement shall at any time for any reason have ceased to be valid and binding on the Borrower or shall be declared to be null and void by any court or other Person having jurisdiction;

         (q) the validity or enforceability of this Agreement, the Security Agreement, the Guaranty or the Pledge Agreements (if delivered) shall be contested by the Guarantor or any of its Subsidiaries, including the Borrower, or the Guarantor or any of its Subsidiaries, including the Borrower, shall deny it has any further liability or obligation thereunder; or

         (r)      a Change in Control shall have occurred.

         Section 8.2 REMEDIES. Without limiting any other rights or remedies of the Bank provided for elsewhere in this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty or the Revolving Note, or by applicable law, or in equity, or otherwise, if any Event of Default shall occur and be continuing, the Bank may by notice to the Borrower, (i) declare the Commitment to be terminated, whereupon the same shall forthwith terminate, (ii) declare all amounts owing under this Agreement and the Revolving Note (whether or not such Obligations be contingent or unmatured) to be forthwith due and payable, whereupon all such amounts shall become and be forthwith due and payable, without presentment, demand,

GTP2436 06/05/97 1006
protest or further notice of any kind, all of which are hereby expressly waived by the Borrower; PROVIDED that, in the case of an Event of Default referred to in Section 8.1(k) above with respect to the Borrower, the Commitment shall be immediately terminated, and all such amounts shall be immediately due and payable without notice, presentment, demand, protest or other formalities of any kind, all of which are hereby expressly waived by the Borrower.

                                    ARTICLE 9

                                  MISCELLANEOUS

         Section 9.1 AMENDMENTS AND WAIVERS. No amendment or waiver of any provision of this Agreement, the Security Agreement, or the Revolving Note nor consent to any departure by the Borrower therefrom, shall in any event be effective unless the same shall be in writing and signed by the Bank and the Borrower, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of the Bank to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

         Section 9.2 USURY. Anything herein to the contrary notwithstanding, the Obligations of the Borrower with respect to this Agreement and the Revolving Note shall be subject to the limitation that payments of interest shall not be required to the extent that receipt thereof would be contrary to provisions of law applicable to the Bank limiting rates of interest which may be charged or collected by the Bank.

         Section 9.3       EXPENSES; INDEMNITIES.

         (a) Unless otherwise agreed in writing, the Borrower shall promptly reimburse the Bank for all reasonable costs, expenses and charges (including without limitation reasonable fees and charges of its attorneys and auditors) actually incurred by the Bank in connection with the preparation and negotiation of this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty, the Receivables Purchase Agreements, the Revolving Note, and all related documents, instruments and certificates. The Borrower further agrees to promptly reimburse the Bank for all reasonable costs, expenses and charges (including without limitation, reasonable fees and charges of external legal counsel for the Bank) actually incurred by the Bank in connection with the performance, modification and amendment of this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty, the Receivables Purchase Agreements, the Revolving Note, and all related documents, instruments and certificates. The Borrower further agrees to promptly reimburse all reasonable costs and expenses (including reasonable counsel fees and expenses), if any, incurred by the Bank in connection with the enforcement, including without limitation the enforcement of judgments (whether through negotiations, legal proceedings or otherwise) of this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty, the

GTP2436 06/05/97 1006

Receivables Purchase Agreements or the Revolving Note or any other document to be delivered hereunder or thereunder. Until paid, the amount of any cost, expense or charge shall constitute, together with all accrued interest thereon, part of the Obligations.

         (b) The Borrower hereby agrees to indemnify the Bank against any and all losses, costs or expenses which the Bank may at any time or from time to time sustain or incur as a consequence of (i) any failure by the Borrower to pay, punctually on the due date thereof, any amount payable by the Borrower to the Bank hereunder or (ii) the acceleration, in accordance with the terms of this Agreement, of the time of payment of any of the Obligations of the Borrower. Such losses, costs or expenses may include, without limitation, (i) any commercially reasonable costs incurred by the Bank in carrying funds to cover any overdue principal, overdue interest, or any other overdue sums payable by the Borrower to the Bank or (ii) any losses incurred or sustained by the Bank in liquidating or reemploying funds acquired by the Bank from third parties, except to the extent caused by the Bank's gross negligence or willful misconduct.

         (c) The Borrower agrees to indemnify the Bank and its directors, officers, employees, agents and Affiliates from, and hold each of them harmless against, any and all losses, liabilities, claims, damages, costs or expenses incurred by any of them arising out of or by reason of any investigation or litigation or other proceedings (including any threatened investigation or litigation or other proceedings) relating to any transaction contemplated by this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty or the Receivables Purchase Agreements, any actions or omissions of the Borrower, the Guarantor or any of its Subsidiary or any of their respective directors, officers, employees or agents in connection with this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty or the Receivables Purchase Agreements, or any actual or proposed use by the Borrower or any Subsidiary of the proceeds of the Revolving Loans, including without limitation, the reasonable fees and disbursements of counsel incurred in connection with any such investigation or litigation or other proceedings (but excluding any such losses, liabilities, claims, damages or expenses incurred by reason of the gross negligence or willful misconduct of the Person to be indemnified).

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

GTP2436 06/05/97 1006

         Section 9.4 TERM; SURVIVAL. This Agreement shall continue in full force and effect as long as any Obligations are owing by the Borrower to the Bank. No termination of this Agreement or any other Loan Document shall in any way affect or impair the rights and obligations of the parties hereto relating to any transactions or events prior to such termination date, and all warranties and representations of the Borrower shall survive such termination. All representations and warranties made hereunder and in any document, certificate, or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement or the Revolving Note. The obligations of the Borrower under Sections 2.11, 2.12 and 9.3 shall survive the repayment of the Revolving Loans and the termination of the Commitment.

         Section 9.5 ASSIGNMENT; PARTICIPATIONS. This Agreement shall be binding upon, and shall inure to the benefit of, the Borrower, the Bank and their respective successors and assigns, except that the Borrower may not assign or transfer its rights or obligations hereunder. Subject to the consent of the Insurance Commissioner, if required, the Bank may (i) sell Participations in,
(ii) upon ten (10) days' notice to the Borrower may assign all, but not a part, of any Revolving Loan to another lender, (iii) without notice to the Borrower may assign all or any part of any Revolving Loan to any Affiliate of the Bank, or (iv) with the prior written consent of the Borrower, which consent will not unreasonably be withheld, may assign less than all of any Revolving Loan to another lender, in which event (a) in the case of an assignment, the assignee shall have, to the extent of such assignment (unless otherwise provided therein), the same rights, benefits and obligations as it would have if it were the Bank hereunder; and (b) in the case of a participation, the participant shall have no rights under this Agreement or the Revolving Note. The agreement executed by the Bank in favor of any participant shall not give such participant the right to require the Bank to take or omit to take any action hereunder except action directly relating to (i) the extension of a regularly scheduled payment date with respect to any portion of the principal of or interest on any amount outstanding hereunder allocated to such participant, (ii) the reduction of the principal amount allocated to such participant or (iii) the reduction of the rate of interest payable on such amount or any amount of fees payable hereunder to a rate or amount, as the case may be, below that which the participant is entitled to receive under its agreement with the Bank. The Bank may furnish any information concerning the Borrower in the possession of the Bank from time to time to assignees and participants (including prospective assignees and participants); PROVIDED that the Bank shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information in accordance with the provisions set forth in Section 9.14.

         Section 9.6 NOTICES. All notices, requests, demands and other communications provided for herein shall be in writing and shall be (i) hand delivered; (ii) sent by certified, registered or express United States mail, return receipt requested, or reputable next-day courier service; or (iii) given by telex, telecopy, telegraph or similar means of electronic communication. All such communications shall be effective upon the receipt thereof. Notices shall be addressed to the Borrower and the Bank at their respective addresses set forth on the signature pages of this Agreement, or to such other address as the Borrower or

GTP2436 06/05/97 1006
the Bank shall theretofore have transmitted to the other party in writing by any of the means specified in this Section.

         Section 9.7 SETOFF. The Borrower agrees that, in addition to (and without limitation of) any right of setoff, banker's lien or counterclaim the Bank may otherwise have, the Bank shall be entitled, at its option, to offset balances (general or special, time or demand, provisional or final, and regardless of whether such balances are then due to the Borrower) held by it for the account of the Borrower at any of the Bank's offices, in Dollars or in any other currency, against any amount payable by the Borrower under this Agreement or the Revolving Note that is not paid when due, taking into account any applicable grace period, in which case it shall promptly notify the Borrower thereof; PROVIDED that the Bank's failure to give such notice shall not affect the validity thereof.

         Section 9.8       JURISDICTION; IMMUNITIES.

         (a) The Borrower hereby irrevocably submits to the jurisdiction of any Illinois State or United States Federal court sitting in Chicago over any action or proceeding arising out of or relating to this Agreement, the Security Agreement, any Pledge Agreement, the Guaranty, the Receivables Purchase Agreements or the Revolving Note, and the Borrower hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Illinois State or Federal court. The Borrower irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Borrower at its address specified in Section . The Borrower agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Borrower further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of FORUM NON CONVENIENS. The Borrower further agrees that any action or proceeding brought against the Bank shall be brought only in Illinois State or United States Federal courts sitting in Chicago.

         (b) Nothing in this Section shall affect the right of the Bank to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Borrower or its Property in the courts of any other jurisdictions.

         Section 9.9 TABLE OF CONTENTS; HEADINGS. Any table of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Agreement.

         Section 9.10 SEVERABILITY. The provisions of this Agreement are intended to be severable. If for any reason any provision of this Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

GTP2436 06/05/97 1006

         Section 9.11 COUNTERPARTS. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument, and any party hereto may execute this Agreement by signing any such counterpart.

         Section 9.12 INTEGRATION. This Agreement, the Security and the Revolving Note set forth the entire agreement between the parties hereto relating to the transactions contemplated hereby and thereby and supersede any prior oral or written statements or agreements with respect to such transactions.

         Section 9.13 GOVERNING LAW. This Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of Illinois.

         Section 9.14 CONFIDENTIALITY. Subject to the following sentence, the Bank (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) and any assignee of the Bank becoming a party to this Agreement agrees to use its best efforts, consistent with its normal procedures for handling confidential information in accordance with safe and sound bank practices, to retain in confidence and not disclose without the prior written consent of the Borrower any written information about the Borrower and its Subsidiaries obtained pursuant to the requirements of this Agreement, except as permitted under Section 9.5 of this Agreement. Notwithstanding the foregoing, the Bank (a) may disclose or otherwise use such information to the extent that such information is required in any application, report, statement or testimony submitted to any governmental agency having or claiming to have jurisdiction over the Bank, (b) may disclose or otherwise use such information to the extent that such information is required in response to any summons or subpoena or in connection with any litigation affecting the Bank, (c) may disclose or otherwise use such information to the extent that such information is reasonably believed by the Bank (after notification to the Borrower, unless such notification is prohibited by law) to be required in order to comply with any law, order, regulation, or ruling applicable to the Bank, and (d) may disclose or otherwise use such information to the extent that such information becomes publicly available.

         Section 9.15 AUTHORIZATION OF THIRD PARTIES TO DELIVER OPINIONS, ETC. The Borrower hereby authorizes and directs each Person whose preparation or delivery to the Bank of any opinion, report or other information is a condition or covenant under this Agreement (including under Articles 5, 6 and 7) to so prepare or deliver such opinion, report or other information for the benefit of the Bank. The Borrower agrees to confirm such authorizations and directions provided for in this Section 9.15 from time to time as may be requested by the Bank.

         Section 9.16 BORROWER'S WAIVERS. THE BORROWER ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS TRANSACTION AND THIS AGREEMENT AND THAT IT IRREVOCABLY WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING OR ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS AGREEMENT, THE REVOLVING

GTP2436 06/05/97 1006

NOTE, THE SECURITY AGREEMENT OR ANY OF THE BORROWER'S DOCUMENTS
RELATED THERETO AND THE ENFORCEMENT OF ANY OF THE BANK'S RIGHTS

AND REMEDIES.

         Section 9.17 STATE OF MAKING AND SUBSTANTIAL PERFORMANCE. The parties hereto agree that this Agreement is being made and is to be substantially performed in the State of Illinois.

GTP2436 06/05/97 1006

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the day and year first above written.

                                    WESTBRIDGE FUNDING CORPORATION

                                    By:
                                       Name:
                                       Title:

                                    Address for Notices:

                                    777 Main Street
                                    Fort Worth, TX  76102
                                    Attn:   Chief Financial Officer
                                    Telecopier No.: (817) 878-3880

                                    With a copy to:

                                    Milbank, Tweed, Hadley & McCloy
                                    1 Chase Manhattan Plaza
                                    New York, NY 10005-1413
                                    Attn: Robert S. Reder, Esq.
                                    Telecopier No.: (212) 530-5219

                                    LASALLE NATIONAL BANK

                                    By:
                                       Name:
                                       Title:

                                    Address for Notices:

                                    135 South LaSalle Street
                                    Chicago, Illinois  60603
                                    Attn:   Janet R. Gates
                                    Telecopier No.: (312) 904-8189

                                    With a copy to:

                                    Rudnick & Wolfe
                                    203 North LaSalle Street
                                    Suite 1800
                                    Chicago, Illinois 60601-1293
                                    Attn:  Stephen W. Schwab, Esq.
                                    Telecopier No.: (312) 236-7516

GTP2436 06/05/97 1006

                                  SCHEDULE 1.1

                         COMMITMENTS AND LENDING OFFICES

                                             Percentage of
Name and Address of Bank       Commitment     Aggregate
                                Amount       Commitments    Type of Loans
-----------------------------------------------------------------------------
LaSalle National Bank        $20,000,000        100%          Base Rate,
135 South LaSalle Street                                      LIBOR Rate
Chicago, Il 60603

-----------------------------------------------------------------------------





GTP2436 06/05/97 1006

                                    EXHIBIT A

                                 REVOLVING NOTE

$20,000,000.00                                             Chicago, Illinois
                                                               June __, 1997

         WESTBRIDGE FUNDING CORPORATION (the "Borrower"), for value received, hereby unconditionally promises to pay to the order of LASALLE NATIONAL BANK, a national banking association (the "Bank") at its office located at 135 South LaSalle Street, Chicago, Illinois 60603, for the account of the appropriate Lending Office of the Bank, the principal sum of TWENTY MILLION AND NO/100 Dollars ($20,000,000) or, if less, the unpaid principal amount loaned by the Bank to the Borrower pursuant to the Agreement referred to below, in lawful money of the United States of America and in immediately available funds, on the date(s) and in the manner provided in said Agreement. The Borrower also promises to pay interest on the unpaid principal balance hereof, for the period such balance is outstanding, at said principal office for the account of said Lending Office, in like money, at the rates of interest, on the date(s) and in the manner provided in said Agreement; and to pay interest on any overdue principal and interest at the Default Rate.

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

         This is the Revolving Note referred to in that certain Credit Agreement (as amended from time to time, the "Agreement") dated as of June __, 1997 between the Borrower and the Bank and evidences the Revolving Loans made by the Bank thereunder and is secured by a Security Agreement and a Guaranty as set forth in the Agreement, and may be secured by a Pledge Agreement as set forth in the Agreement, and is entitled to the benefits thereof. All terms not defined herein shall have the meanings given to them in the Agreement.

         The Agreement provides for the acceleration of the maturity of this Revolving Note upon the occurrence of certain Events of Default and for prepayments on the terms and conditions specified therein.

         The Borrower waives presentment, notice of dishonor, protest and any other notice or formality with respect to this Revolving Note.

GTP2436 06/05/97 1006

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

         This Revolving Note shall be governed by, and interpreted and construed in accordance with, the laws of the State of Illinois.

         IN WITNESS WHEREOF, the undersigned has caused this Revolving Note to be duly executed as of the day and year first above written.

                                            WESTBRIDGE FUNDING
                                            CORPORATION

                                        By:

                                      Name:
                                            ----------------------
                                     Title:
                                            ----------------------
GTP2436 06/05/97 1006

                                   SCHEDULE TO
                                 REVOLVING NOTE

                                           REVOLVING LOANS AND PAYMENTS

         Amount and                             Payments        Unpaid
          Type of     Maturity    Principal/    Principal      Notation
DATE        LOAN        DATE      INTEREST       BALANCE          BY

GTP2436 06/05/97 1006

                                   EXHIBIT B-1

                        FORMS OF ELIGIBLE AGENT CONTRACT

GTP2436 06/05/97 1006

                                   EXHIBIT B-2

                     FORMS OF MASTER GENERAL AGENT CONTRACT

GTP2436 06/05/97 1006

                                   EXHIBIT B-3

            FORMS OF ELIGIBLE NON-INSURANCE COMPANY AND NON-AFFILIATE
                           INSURANCE COMPANY CONTRACT

GTP2436 06/05/97 1006

                                    EXHIBIT C

                     SCHEDULE OF MAXIMUM ADVANCE PERCENTAGE
                                 BY POLICY TYPE


                                                                      MAXIMUM
                                                                      ADVANCE
TYPE OF POLICY                                                       PERCENTAGE


MEDICAL EXPENSE                                                        84%
         HSC, HSG, SSC, SSG, MM95, LMGMM1, AGMM1, MSE, NFLS92,
         GPPO, IPPO, GSSC

MEDICARE SUPPLEMENT                                                   150%*
         NCMSA, NCMSB, NCMSC, NCMSF, NCDMA, NCDMB, AMSSA,
         AMSSB, AMSSC


HOME HEALTH CARE/ LONG TERM                                            75%
CARE
         HHCP, LTC

CANCER                                                                 100%
         LSMCS, CSD-92, FD-95, GCC-C, C500, A100, CSH, CASH, H002, H004, HIP,
         HRT 4/94, SRV-95, ADB, FD

LIFE                                                                   100%
         EZ-100, TERM70

HMO/PPO                                                                84%
  IU2094


                  The initial Borrowing hereunder shall also include Eligible Receivables from Eligible Agent Obligors authorized to sell the following types of insurance policies:


CHAMPUS SUPPLEMENT                                                     75%
         CHMPS

ACCIDENT                                                               75%
         ACCT-C




* Level Commission states only, in all other states the Maximum Advance Percentage is 100%.

GTP2436 06/05/97 1006

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

2. has a Cut-Off Date (as defined in the Receivables Purchase Agreements) relating to the sale of such Receivable not later than six months prior to the Revolving Loan Termination Date;

3. has not been outstanding for more than six (6) months prior to the Cut-Off Date (as defined in the Receivables Purchase Agreements) relating to the sale of such Receivable, except for Receivables sold on the first Closing Date under the Receivables Purchase Agreements, which may be outstanding for up to fifteen (15) months prior to the applicable Cut-Off Date;

4. arises pursuant to an Eligible Agent Contract (substantially in the form of Exhibit B-1 or Exhibit B-2) properly completed and executed, a copy of which Eligible Agent Contract (a) shall have been delivered to the Borrower on or prior to the date such Receivable is acquired and (b) shall be the genuine, legal, valid and binding obligation of the Eligible Agent Obligor and Eligible Seller parties thereto, enforceable by the Borrower and its assignee in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, at law or in equity;

5. has not been sold, transferred, assigned or pledged by the selling Eligible Seller to any Person other than the Borrower, and the Borrower has good title to such Receivable free and clear of any Lien other than Liens created pursuant to the Security Agreement;

6. arises in connection only with the origination of an Insurance Policy which has been issued by an Insurance Affiliate or a Non-Affiliated Insurance Company which:

GTP2436 06/05/97 1006

         (a)  is of a type set forth on Exhibit C,

         (b) has been originated in the United States of America by an Eligible Agent Obligor in the ordinary course of such Person's business of selling insurance as an independent insurance agent or broker,

         (c) as of the Cut-Off Date (as defined in the Receivables Purchase Agreements) relating to the sale of the related Receivable, is a valid, binding and legally enforceable obligation of the issuing insurance company, and such issuing insurance company had the requisite authority and capacity to sell and issue such Insurance Policy and such Insurance Policy does not violate any applicable law or contravene any other agreement to which the issuing insurance company is subject,

         (d) as of (X) the Cut-Off Date (as defined in the Receivables Purchase Agreements) relating to the sale of such Receivable and (Y) on at least one (1) day during the ninety (90) day period immediately preceding any date of determination, is not terminated by the insured or the insurer and is in full force and effect in accordance with its terms enforceable by the issuing insurance company against the insured in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally, at law or in equity;

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

7. complies at all times in all material respects with all requirements of applicable federal, State and local laws, and regulations thereunder,

8. the security interest securing such Receivable granted by the related Eligible Agent Obligor in favor of the Eligible Seller has been perfected by the Eligible Seller (the "Eligible Seller Security Interest") by the filing in the appropriate filing office of a properly completed and duly executed financing statement naming such Eligible Seller as secured party and such Eligible Agent Obligor as debtor (the "Eligible Seller Financing Statement"), such Eligible Seller Financing Statement has been properly assigned to Borrower by the Eligible Seller and a properly completed and duly executed assignment, which assignment has been filed in the appropriate filing office; such Receivable has not been satisfied, subordinated or rescinded, nor has the Eligible Seller Security Interest been released;

GTP2436 06/05/97 1006

9. has not been discharged under a bankruptcy proceeding and the Eligible Agent Obligor is not in a bankruptcy or insolvency proceeding;

10. has no right of rescission, setoff, counterclaim or defense which has been asserted or threatened with respect to such Receivable by any party to the related Eligible Agent Contract, except any right of setoff exercisable by an Eligible Seller party thereto against the related Eligible Agent Obligor as contemplated by the Receivables Purchase Agreements or otherwise;

11. has not been originated in, nor is such Receivable subject to the laws of, any jurisdiction under which the sale, transfer and assignment of such Receivable to the Borrower or under the Security Agreement would be unlawful, void or voidable;

12. bears interest at a minimum rate per annum of 7%, provided that at least 75% of the aggregate outstanding Receivables shall bear interest at a minimum rate per annum of 12%;

13. with respect to which the First-Year Commissions advanced to the related Eligible Agent Obligor do not exceed the Maximum Advance Percentage (as set forth on Exhibit C) of annual premium payments required to be made by the insured under the related Insurance Policy.

GTP2436 06/05/97 1006

                                    EXHIBIT E

                                FORM OF GUARANTY

GTP2436 06/05/97 1006

                                    EXHIBIT F

                               NOTICE OF BORROWING

                                                        ____________ , 19___

LaSalle National Bank
135 LaSalle Street
Chicago, Illinois 60603

Attention:        _________________

         Re: Credit Agreement dated as of June __, 1997 (the "Agreement") between Westbridge Funding Corporation (the "Borrower") and LaSalle National Bank

Ladies and Gentlemen:

         Pursuant to Section 2.3 of the Agreement, the undersigned Borrower hereby gives you irrevocable notice that the Borrower requests a Revolving Loan under the Agreement, and in that connection Borrower sets forth below the information relating to such Revolving Loan:

         Borrowing Date:

         Aggregate Principal
         Amount:

         Type of Loan (Base
         Rate Loan or Eurodollar

         Rate Loan):

         LIBOR Interest
         Period, if applicable:

         As required by Section 4.2 of the Agreement, the undersigned officer on behalf of the Borrower hereby certifies that:

         (a) the  representations  and  warranties of the Borrower  contained in
Article 5 of the Agreement and Section 4 of the Security Agreement are true and correct in all material

GTP2436 06/05/97 1006
respects on and as of the date hereof (or, if such representation or warranty is expressly stated to have been made as of a specific date, as of such specific date);

         (b) the Borrower has complied with all conditions contained in the Agreement that are required to be complied with by the Borrower as of this date, and the Borrower has performed all agreements contained in the Agreement and the Security Agreement that are required to be performed by the Borrower;

         (c) there does not exist any Default or Event of Default under the Agreement;

         (d) attached hereto is a true, complete and correct Borrowing Base Certificate in the form of EXHIBIT L to the Agreement;

         (e) attached hereto is a form of Assignment substantially in the form of EXHIBIT A to the Receivables Purchase Agreements (including SCHEDULE I thereto) covering any Receivables not previously included in the Borrowing Base, which Assignment will be duly executed and delivered to the Borrower by each Eligible Seller, as applicable, on or prior to the Borrowing Date; and

         (f) each of the other conditions precedent set forth in Section 4.2 have been satisfied and complied with.

All capitalized terms used in this notice not otherwise defined herein shall have the same meaning as assigned to them in the Agreement.

                                           WESTBRIDGE FUNDING
                                           CORPORATION

                                       By:
                                      Name:
                                     Title:

GTP2436 06/05/97 1006

                                    EXHIBIT G

                            FORM OF PLEDGE AGREEMENT

GTP2436 06/05/97 1006

                                    EXHIBIT H

                           FORM OF SECURITY AGREEMENT

GTP2436 06/05/97 1006

                                   EXHIBIT I-1

GTP2436 06/05/97 1006

                                   EXHIBIT I-2

GTP2436 06/05/97 1006

                                   EXHIBIT I-3

GTP2436 06/05/97 1006

                                    EXHIBIT J

                              OFFICER'S CERTIFICATE

                         WESTBRIDGE FUNDING CORPORATION

                                                          ______ __, 199

         Pursuant to Section 6.9(a) of the Credit Agreement dated as of June __, 1997 (the "Credit Agreement") between Westbridge Funding Corporation (the "Borrower") and LaSalle National Bank (the "Bank"),

I, _______________, DO HEREBY CERTIFY on behalf of the Borrower that:

         1. I am the duly elected, qualified and acting Chief Financial Officer of the Borrower; and

         2. Attached hereto as Attachment 1 is a true and correct copy of the consolidated GAAP financial statements of the Borrower and its Subsidiaries as of the close of the fiscal [YEAR/QUARTER] ending __________, 199_; and

         3. I have reviewed the Credit Agreement and Security Agreement and the condition and transactions of the Borrower and its Subsidiaries for the fiscal [YEAR/QUARTER] ending _____, 199_, and to the best of my knowledge the Borrower has observed and performed all of its covenants and other agreements, and satisfied, in all material respects, the conditions contained in the Credit Agreement, the Security Agreement and the Revolving Note, and I have not obtained knowledge of any condition or event which constitutes a Default or an Event of Default, except as set forth on Attachment 2 attached hereto;

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

GTP2436 06/05/97 1006

         IN WITNESS WHEREOF, I have signed this certificate as of the date hereof on behalf of .

                                      By: _______________________________

                                      Name:
                                     Title: Chief Financial Officer

GTP2436 06/05/97 1006

                                  ATTACHMENT 1
                                       TO

                              OFFICER'S CERTIFICATE

                                               FINANCIAL STATEMENTS
                                               for the period ending

                                              _____________ __, 199_

GTP2436 06/05/97 1006

                                  ATTACHMENT 2
                                       TO

                              OFFICER'S CERTIFICATE

                                          DEFAULTS AND EVENTS OF DEFAULT

Note: If a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action proposed to be taken by the Borrower with respect thereto as required.

GTP2436 06/05/97 1006

                                  ATTACHMENT 3
                                       TO

                              OFFICER'S CERTIFICATE

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

SECTION 7.10.     MINIMUM CONSOLIDATED GAAP NET WORTH

         1.     Consolidated GAAP Net Worth as of the fiscal quarter ending
______________, 199__.                                                          = ___________

         2. Consolidated positive Net Income for each fiscal quarter following the fiscal quarter ending March 31, 1997 was:
         [INCLUDE DATA FOR EACH QUARTER, AS APPLICABLE]

         2a.    The sum of the positive Net Income for each of the quarters
set forth in Line 2 above                                                       = ____________

         2b.    50% of line 2a                                                  = ____________

         3.     Paid-in capital resulting from any issuance by Borrower of its
capital stock                                                                   = ____________

         4.     Deferred Revenue for immediately preceding

four fiscal quarters                                                            = ____________

         5.     The sum of $1,000,000 and line 2b,
line 3   and line 4                                                             = ____________

         6.     Line 1 is not less than line 5.

SECTION 7.11.     MINIMUM INTEREST COVERAGE.


         1.  Consolidated  GAAP EBIT plus  Deferred  Revenue of the Borrower and
Subsidiaries for the immediately preceding four fiscal quarters (ending on [FILL
IN ENDING DATE FOR FISCAL QUARTER])                                               = ____________

         2.       Total Interest Expense of the Borrower and its Subsidiaries
for the immediately succeeding four fiscal quarters ending on
[FILL IN ENDING DATE FOR  FISCAL QUARTER]                                         = ____________


         3.       The ratio of line 1 to line 2                                   = ___ : ___

         4.       The ratio in line 3 is not less than 1.10 to 1.00.



GTP2436 06/05/97 1006

                                                                     EXHIBIT K

                            Westbridge Capital Corp.

                           BORROWING BASE CERTIFICATE

                         FORM TO BE AGREED TO BY PARTIES

                              PRIOR TO CLOSING DATE

GTP2436 06/05/97 1006

                                   EXHIBIT L-1

            INSURANCE COMPANY RECEIVABLES PURCHASE AND SALE AGREEMENT

GTP2436 06/05/97 1006

                                   EXHIBIT L-2

          NON-INSURANCE COMPANY RECEIVABLES PURCHASE AND SALE AGREEMENT

GTP2436 06/05/97 1006

                                                                    Exhibit 10.2

                               GUARANTY AGREEMENT

                            DATED AS OF JUNE 26, 1997

                                       BY

                            WESTBRIDGE CAPITAL CORP.

                                   IN FAVOR OF

                              LASALLE NATIONAL BANK

GTP2437 06/05/97 1043

                                TABLE OF CONTENTS

ARTICLE 1    DEFIN1IONS; ACCOUNTING TERMS                                       1
Section 1.1  General                                                            1
Section 1.2  Other Definitions                                                  1
Section 1.3  Accounting Terms                                                   6
Section 1.4  Exhibits and Schedules                                             6
Section 1.5  References to "Guarantor and its Subsidiaries"                     6
Section 1.6  Miscellaneous Terms                                                6
Section 1.7  Uniform Commercial Code Definitions                                6

ARTICLE 2    THE GUARANTY                                                       7
Section 2.1  Guaranty of Payment and Performance of Obligations                 7
Section 2.2  Guaranty Continuing and Liability Unlimited                        7
Section 2.3  Unconditional Nature of Guarantor's Obligations and Liabilities    8
Section 2.4  Guarantor's Waiver                                                 9

ARTICLE 3    SECURITY                                                          10
Section 3.1  Pledge Agreement                                                  10
Section 3.2  Further Assurances                                                10

Section 3.3. Required Consents and Approvals                                   10
Section 3.4  Additional Pledges                                                10

ARTICLE 4    REPRESENTATIONS AND WARRANTIES                                    10
Section 4.1  Incorporation, Good Standing and Due Qualification                10
Section 4.2  Corporate Power and Authority; No Conflicts                       11
Section 4.3  Legally Enforceable Agreements                                    11
Section 4.4  Litigation                                                        11
Section 4.5  Financial Statements                                              12
Section 4.6  Ownership and Liens                                               12
Section 4.7  Taxes                                                             12
Section 4.8  ERISA                                                             13
Section 4.9  Subsidiaries and Ownership of Stock                               13
Section 4.10  Operation of Business                                            14
Section 4.11  No Default on Outstanding Judgments or Orders                    14
Section 4.12  No Defaults on Other Agreements                                  14
Section 4.13  Consents and Approvals                                           14
Section 4.14  Partnerships                                                     14
Section 4.15  Environmental Protection                                         14
Section 4.16  Copyrights, Patents, Trademarks, Etc                             15
Section 4.17  Compliance with Laws                                             15
Section 4.18  Events of Default                                                15
Section 4.19  No Adverse Change                                                15
Section 4.20  Ordinary Course Transaction                                      16

GTP2437 06/05/97 1043

ARTICLE 5    AFFIRMATIVE COVENANTS                                            16
Section 5.1  Maintenance of Existence and Domicile of Eligible Sellers        16
Section 5.2  Conduct of Business                                              16
Section 5.3  Maintenance of Properties                                        16
Section 5.4  Maintenance of Records                                           17
Section 5.5  Maintenance of Insurance                                         17
Section 5.6  Compliance with Laws                                             17
Section 5.7  Right of Inspection                                              17
Section 5.8  Reporting Requirements                                           17
    (a)  Annual GAAP Statements of Guarantor                                  18
    (b)  Annual SAP Financial Statements                                      18
    (c)  Quarterly GAAP Statements of Guarantor                               19
    (d)  Quarterly SAP Statements                                             19
    (e)  Annual Convention Statements                                         19
    (f)  Annual/Quarterly Reports                                             19
    (g)  Management Letters                                                   19
    (i)  Notice of Litigation                                                 20
    (j)  Notices of Default                                                   20
    (l)  Risk-based Capital Calculation                                       20
    (m)  Additional Information                                               21

Section 5.9  Certificates                                                     21
    (a)  Officers' Certificate                                                21
    (b)  Accountant's Certificate                                             21
Section 5.10  Further Assurances                                              21
Section 5.11  Compliance with Agreements                                      22
Section 5.12  Use of Proceeds                                                 22
Section 5.13  Compliance with Receivables Purchase Agreements                 22
Section 5.14  Distributions                                                   22

ARTICLE 6    NEGATIVE COVENANTS                                               22
Section 6.1  Mergers and Consolidations                                       23
Section 6.2  Stock of Subsidiaries, Etc                                       23
Section 6.3  Minimum Consolidated GAAP Net Worth                              23
Section 6.4  Minimum Interest Coverage                                        23
Section 6.5  Investment Grade Assets                                          23
Section 6.6  RBC Ratio                                                        23
Section 6.7  Minimum A.M. Best Rating                                         24
Section 6.8  Minimum Statutory Surplus of Insurance Subsidiaries              24
Section 6.10  Credit and Collection Policy                                    24
Section 6.11  Eligible Agent Contracts                                        24

ARTICLE 7.  MISCELLANEOUS                                                     24
Section 7.1  Amendments and Waivers                                           24
Section 7.2  Expenses; Indemnities                                            24
Section 7.3  Successors and Assigns                                           25

GTP2437 06/05/97 1043

Section 7.4  Confidentiality                                                  25
Section 7.5  Notices                                                          26
Section 7.6  Setoff                                                           26
Section 7.7  Jurisdiction; Immunities                                         26
Section 7.8  Waiver of Rights to Subrogation and Reimbursement                27
Section 7.9  Subordination of Obligations to Guarantor                        27
Section 7.10  Table of Contents; Headings                                     27
Section 7.11  Severability                                                    27
Section 7.12  Governing Law                                                   27
Section 7.13  Authorization of Third Parties to Deliver Opinions, Etc         27
Section 7.14  Guarantor's Waivers                                             28

Schedule 4.2    Corporate Power and Authority; No Conflicts
Schedule 4.4    Litigation
Schedule 4.9    Subsidiaries
Schedule 4.14   Partnerships
Schedule 5.3    Maintenance of Properties
Schedule 6.8    Minimum Statutory Surplus Requirements

Exhibit A       Officer's Certificate

GTP2437 06/05/97 1043

                               GUARANTY AGREEMENT

         This GUARANTY AGREEMENT (this "Guaranty Agreement") dated as of June 26, 1997 is by WESTBRIDGE CAPITAL CORP., a Delaware corporation (the "Guarantor"), for the benefit of LASALLE NATIONAL BANK (the "Bank"), its successors and assigns and any and all other "Beneficiaries" (as such term is defined in Section 7.3 hereof).

                                    RECITALS

         A. Pursuant to the Credit Agreement dated as of June 6, 1997 (the "Credit Agreement") between Westbridge Funding Corporation (the "Debtor") and the Bank, the Bank has agreed, on certain terms and conditions to make revolving loans to the Debtor from time to time in an aggregate principal amount at any one time outstanding not to exceed $20,000,000 (the "Revolving Loans").

         B. The Revolving Loans are evidenced by a single promissory note in favor of the Bank dated the date hereof, in the principal amount of $20,000,000, due and payable in accordance with the terms of the Credit Agreement.

         C.  The Debtor is an indirect wholly-owned subsidiary of the Guarantor.

         D. As a condition to making the Revolving Loans, the Bank has required that the Guarantor execute and deliver this Guaranty Agreement.

         NOW, THEREFORE, the Guarantor hereby agrees, as follows:

                    ARTICLE 1. DEFINITIONS; ACCOUNTING TERMS.

          Section 1.1 GENERAL. Unless otherwise defined herein, capitalized terms used herein which are defined in the Credit Agreement shall have the meanings therein assigned.

          Section 1.2 OTHER DEFINITIONS. As used in this Agreement, the following additional terms have the following meanings (terms defined in the singular to have a correlative meaning when used in the plural and vice versa):

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

GTP2437 06/05/97 1043

         "Consolidated GAAP Net Worth" means the sum of (a) the capital stock and additional paid-in capital of the Guarantor and its Subsidiaries on a consolidated basis, plus (without duplication) (b) the amount of retained earnings (inclusive of Deferred Revenues) (or, in the case of a deficit, minus the deficit), minus (c) treasury stock, plus or minus (d) any other account which is customarily added or deducted in determining shareholders' equity (without giving effect to any increase or decrease to Consolidated GAAP Net Worth attributable to the application of SFAS No. 115), all of which shall be determined on a consolidated basis in accordance with GAAP.

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

         "Financing Statements" means the UCC-1 financing statements to be signed by the Guarantor in connection with the security interest to be granted to the Bank in the stock of the Borrower, NFIC and NFL, pursuant to a Pledge Agreement (if and when delivered).

         "FLICA" means Freedom Life Insurance Company of America, a Mississippi Corporation.

         "Funded Debt" means, with respect to any Person, all Debt which by the terms of the agreement governing, or instrument evidencing, such Debt matures more than one year from, or is directly or indirectly renewable or extendable at the option of the Debtor under a revolving credit or similar agreement obligating the lender or lenders to extend credit over a period of more than one year from the date of creation thereof, including current maturities of long-term Debt, revolving credit and short-term Debt extendable beyond one year at the option of the Debtor.

         "Funded Debt Ratio" means, as at any date, the ratio of Funded Debt to Total Capital, in each case, determined as of the end of the most recent fiscal quarter ending on or prior to such date.

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

GTP2437 06/05/97 1043

         "Insurance Commissioner" means with respect to any Insurance Subsidiary, the head of any insurance regulatory authority and/or, if the context so requires, such insurance regulatory authority in the relevant place of domicile of such Insurance Subsidiary at the relevant time.

         "Insurance Subsidiary" means any of AIC, FLICA, NFIC and NFL.

         "Interest Coverage Ratio" at the end of any fiscal quarter, means the ratio of (a) the sum of (i) Available Dividends for the immediately preceding four fiscal quarters, PLUS (ii) total cash and cash equivalents of the Guarantor and the Insurance Subsidiaries on a consolidated basis, PLUS (iii) dividends paid by each Insurance Subsidiary to the Guarantor during the immediately preceding four fiscal quarters, PLUS (iv) total taxes paid by the Insurance Subsidiaries to the Guarantor pursuant to any intercorporate tax sharing agreement, PLUS (v) an amount equal to the consolidated GAAP EBIT of the Guarantor and its Subsidiaries for the immediately preceding four fiscal quarters (ending on such date), to (b) total Interest Expense of the Guarantor and its Subsidiaries on a consolidated basis for the immediately succeeding four fiscal quarters (beginning on such date). For purposes of clause (b) above, Interest Expense shall be calculated on the assumption that a LIBOR Rate Loan for the full amount of the Commitment will be outstanding for the succeeding four fiscal quarters and the Applicable Margin in effect on the date of the certification required by Section 6.9(a) of the Credit Agreement with respect to the fiscal quarter being tested will remain in effect for the succeeding four fiscal quarters.

         "Interest Expense" means, with respect to any Person for any period, the consolidated interest expense, including the interest portion of rental payments under Capital Leases, as determined on a consolidated basis in accordance with GAAP.

         "Investment" in any Person means (a) the acquisition (whether for cash, property, services or securities or by merger or otherwise) of capital stock, bonds, notes, debentures, partnership or other ownership interests or other securities of such Person and (b)5 any deposits with, or advance, loan or other extension of credit to, such Person and (without duplication) any amount committed to be advanced, lent or extended to such Person.

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

GTP2437 06/05/97 1043

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

         "Permitted Account" means an interest-bearing deposit account established in the name of the Borrower with an Eligible Depository, which account may include only cash or Permitted Investments.

         "Permitted Investments" means (a) direct obligations of the United States of America, or of any agency thereof, or obligations guaranteed as to principal and interest by the United States of America, or of any agency thereof, in either case maturing not more than 90 days from the date of acquisition thereof; (b) certificates of deposit issued by or other overnight deposits with any bank or trust company organized under the laws of the United States of America or any state thereof and having capital, surplus and undivided profits of at least $500,000,000 and having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (c) commercial paper rated A-1 or better or P-1 by Standard & Poor's Ratings Group, a Division of McGraw Hill, Inc., or Moody's Investors Service, Inc., respectively, maturing not more than 90 days from the date of acquisition thereof; (d) repurchase agreements and reverse repurchase agreements with any bank having combined capital and surplus in an amount of not less than $500,000,000, or any primary dealer of United States government securities in each case, having long term unsecured and unguaranteed debt rated "BBB+" or better or "Baa1" or better by Standard & Poor's Ratings Group, a division of McGraw Hill, Inc. or Moody's Investors Service, Inc., respectively, relating to marketable direct obligations issued or unconditionally guaranteed or insured by the United States of America or any agency or instrumentality thereof and backed by the full faith and credit of the United States of America, in each case maturing within 60 days from the date of acquisition thereof; in each case so long as the same (x) provide for the payment of principal and interest (and not principal alone or interest alone) and (y) are not subject to any contingency regarding the payment of principal or interest; and (e) long-term debt rated

GTP2437 06/05/97 1043

"BBB+" or better or "Baa1" or better by Standard & Poor's Rating Group, a division of McGraw Hill, Inc. or Moody's Investors Services, Inc., respectively.

         "Pledge Approvals" has the meaning specified in Section 3.3.

         "Revolving Loans" has the meaning specified in the Recitals.

         "RBC Ratio" of any Person means, as at any fiscal year-end, the ratio of "Total Adjusted Capital" of such Person as at such date to "Company Action Level RBC" of such Person as at such date, as such terms are defined by either the NAIC Risk Based Capital (RBC) for Insurers Model Act (the "Model Act") or the Insurance Commissioner of the State in which such Person is incorporated, as amended from time to time, as applicable. To the extent the Model Act definition is used, using the annual SAP Financial Statements form prescribed by the Model Act for the year ended December 31, 1996 (the "Convention Blank"), the RBC Ratio as of December 31, 1996 is equal to the quotient of (a) the amount that appears on line 28, column (1) on page 23 of the Convention Blank DIVIDED BY (b) two times the amount that appears on line 27, column (1) on page 23 of the Convention Blank.

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

         "Statutory Net Income" with respect to any Insurance Subsidiary, means, for any period the consolidated net income of such Insurance Subsidiary that appears, or should appear, on the SAP Financial Statements. On the annual SAP Financial Statements form prescribed for the year ended December 31, 1996, the net income amount appears on line 33, column (1) on page 4 thereof.

         "Statutory Surplus" with respect to any Insurance Subsidiary, means, for any period, the surplus that appears, or should appear, on the SAP Financial Statements of such Insurance Subsidiary. On the annual SAP Financial Statements form prescribed for the year ended December 31, 1996, such amount appears on line 48, column (1) on page 4 thereof.

         "Total Capital" means Funded Debt plus Consolidated GAAP Net Worth.

         "Total Invested Assets" means, as at any date of determination, the aggregate value of

GTP2437 06/05/97 1043
all the Eligible Sellers' portfolio of Securities having a fixed maturity classified as invested assets under and valued in accordance with SAP as at such date.

          Section 1.3 ACCOUNTING TERMS. All accounting terms not specifically defined herein shall be construed in accordance with GAAP, applied on a consistent basis, and all financial data required to be delivered hereunder shall be prepared in accordance with GAAP, applied on a consistent basis; EXCEPT as otherwise specifically prescribed herein. In the event that GAAP changes during the term of this Guaranty Agreement such that the financial covenants contained in Article 6 would then be calculated in a different manner or with different components (a) the Guarantor and the Bank agree to enter into good faith negotiations to amend this Guaranty Agreement in such respects as are necessary to conform those covenants as criteria for evaluating the Guarantor's financial condition to substantially the same criteria as were effective prior to such change in GAAP and (b) the Guarantor shall be deemed to be in compliance with the financial covenants contained in such Sections during the sixty (60) days following any such change in GAAP if and to the extent that the Guarantor would have been in compliance therewith under GAAP as in effect immediately prior to such change; PROVIDED, HOWEVER, if an amendment shall not be agreed upon within sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of determining compliance with such covenants until such amendment shall be agreed upon, such terms shall be construed in accordance with GAAP as in effect immediately prior to such change in GAAP.

          Section 1.4 EXHIBITS AND SCHEDULES. All Exhibits and Schedules to this Guaranty Agreement, either as originally existing or as the same may from time to time be supplemented, modified or amended, are incorporated herein by this reference. A matter disclosed on any Schedule shall be deemed disclosed on all Schedules.

          Section 1.5 REFERENCES TO "GUARANTOR AND ITS SUBSIDIARIES". Any reference herein to "Guarantor and its Subsidiaries" or the like shall refer solely to Guarantor during such times, if any, as the Guarantor shall have no Subsidiaries.

          Section 1.6 MISCELLANEOUS TERMS. The term "or" is disjunctive; the term "and" is conjunctive. The term "shall" is mandatory, the term "may" is permissive. Masculine terms also apply to females; feminine terms also apply to males. The term "including" is by way of example and not limitation.

          Section 1.7 UNIFORM COMMERCIAL CODE DEFINITIONS. The non-capitalized terms used in this Guaranty Agreement that are not otherwise defined in the Guaranty Agreement and that are defined in Article 9 of the Uniform Commercial Code as in effect in the State of Illinois are used herein as so defined.

GTP2437 06/05/97 1043

                            ARTICLE 2. THE GUARANTY.

         Section 2.1 GUARANTY OF PAYMENT AND PERFORMANCE OF OBLIGATIONS.

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

         (b) As used herein, the term "Obligations" means any and all indebtedness, obligations and liabilities of any kind of the Debtor to any or all of the Beneficiaries, howsoever incurred, arising or evidenced, whether now or hereafter existing, direct or indirect, absolute or contingent, secured or unsecured, joint or several, due or to become due or of payment or performance, and including without limitation the Debtor's obligation to pay (i) all principal of, interest on and premium, if any, with respect to all sums advanced to the Debtor under the Credit Agreement and the Revolving Note when and as the same shall become due and payable (whether at maturity or by declaration or otherwise), (ii) all fees and expenses due and payable under the terms of the Credit Agreement, and (iii) all costs and expenses (including court costs, reasonable attorneys' fees and other legal expenses) incurred by any Beneficiary in exercising and enforcing any of its rights, powers and remedies under the Credit Agreement, the Security Agreement or any other Obligation Agreement including without limitation its rights and remedies following the Debtor's default thereunder. With respect to Beneficiaries other than the Bank or its affiliates, the term "Obligations" is limited to the Debtor's obligations and liabilities, whether now or hereafter existing, arising under or in connection with any of the Obligation Agreements (as defined below). The term "Obligation Agreements" means the Revolving Note, the Credit Agreement, the Security Agreement, the Pledge Agreement and any other agreement, document or instrument referred to therein.

          Section 2.2  GUARANTY CONTINUING AND LIABILITY UNLIMITED.

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

GTP2437 06/05/97 1043

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

          Section 2.3 UNCONDITIONAL NATURE OF GUARANTOR'S OBLIGATIONS AND LIABILITIES. The obligations and liabilities of the Guarantor hereunder shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, deduction or defense based upon any claim the Guarantor may have against the Debtor, any other guarantor, or any other person or entity, and shall remain in full force and effect until all of the Obligations have been fully satisfied, without regard to, or release or discharge by, any event, circumstance or condition (whether or not the Guarantor shall have knowledge or notice thereof) which but for the provisions of this Section might constitute a legal or equitable defense or discharge of a guarantor or surety or which might in any way limit recourse against the Guarantor, including without limitation: (a) any amendment or modification of, or supplement to, the terms of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement; (b) any waiver, consent or indulgence by any Beneficiary, or any exercise or non-exercise by any Beneficiary of any right, power or remedy, under or in respect of this Guaranty Agreement, the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement (whether or not the Guarantor or the Debtor has or have notice or knowledge of any such action or inaction); (c) the invalidity or unenforceability, in whole or in part, of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement, or the termination (except pursuant to its terms or by written agreement between the Beneficiaries and the Debtor), cancellation or frustration of any thereof, or any limitation or cessation of the Debtor's liability under any thereof (other than any limitation or cessation expressly provided for therein), including without limitation any invalidity, unenforceability or impaired liability resulting from the Debtor's lack of capacity, power and/or authority to enter into the Credit Agreement, the Security Agreement or any other Obligation Agreement and/or to incur any or all of the Obligations, or from the execution and delivery of any Obligation Agreement by any person acting for the Debtor without or in excess of authority;
(d) any actual, purported or attempted sale, assignment or other transfer by any or all of the Beneficiaries or by the Debtor of any Obligation Agreement or of any of its rights, interests or obligations thereunder; (e) any defect in the Debtor's title to any item(s) of the "Collateral" (as defined

GTP2437 06/05/97 1043
in the Security Agreement), or the failure of any such item to meet the requirements of any law, regulation, judgment, administrative order or decision or of any agreement between the Debtor and any other party; (f) any actual, purported or attempted sale, assignment, transfer, encumbrance, redelivery or other temporary or permanent disposition of any item(s) of the Collateral, or any damage to or destruction, seizure condemnation, theft, repossession or any other partial or total loss or loss of use of any thereof; (g) the Debtor's failure to obtain, protect, preserve or enforce any rights in any item(s) of the Collateral against any party, or the invalidity or unenforceability of any such rights; (h) the taking or holding by any or all of the Beneficiaries of a security interest, lien or other encumbrance in or on any other property as security for any or all of the Obligations or any exchange, release, non-perfection, loss or alteration of, or any other dealing with, any such security; (i) the addition of any party as a guarantor or surety of all or any part of the Obligations, or any limitation of the liability of any additional guarantor or surety of all or any part of the Obligations under any other agreement; (j) any merger, amalgamation or consolidation of the Debtor into or with any other entity, or any sale, lease, transfer or other disposition of any or all of Debtor's assets or any sale, transfer or other disposition of any or all of the shares of capital stock or other securities of the Debtor to any other person or entity; (k) any change in the financial condition of the Debtor or (as applicable) of any subsidiary, affiliate, partner or controlling shareholder thereof, or the Debtor's entry into an assignment for the benefit of creditors, an arrangement or any other agreement or procedure for the restructuring of its liabilities, or the Debtor's insolvency, bankruptcy, reorganization, dissolution, liquidation or any similar action by or occurrence with respect to the Debtor.

          Section 2.4 GUARANTOR'S WAIVER. The Guarantor unconditionally waives, to the fullest extent permitted by law: (a) notice of any of the matters referred to in Section 2.3 hereof; (b) any right to the enforcement, assertion or exercise by any or all of the Beneficiaries of any of its rights, powers or remedies under, against or with respect to (i) the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement, (ii) any other guarantor or surety, or (iii) any security for all or any part of the Obligations; (c) any requirement of diligence and any defense based on a claim of laches; (d) all defenses which may now or hereafter exist by virtue of any statute of limitations, or of any stay, valuation, exemption, moratorium or similar law, except the sole defense of full and indefeasible payment; (e) any requirement that the Guarantor be joined as a party in any action or proceeding against the Debtor to enforce any of the provisions of the Credit Agreement, the Security Agreement, the Revolving Note or any other Obligation Agreement; (f) any requirement that any Beneficiary mitigate or attempt to mitigate damages resulting from a default by the Guarantor hereunder or from a default by the Debtor under any of the Obligation Agreements; (g) acceptance of this Guaranty Agreement by any Beneficiary; and (h) all presentments, protests, notices of dishonor, demands for performance and any and all other demands upon and notices to the Debtor, and any and all other formalities of any kind, the omission of or delay in performance of which might but for the provisions of this Section constitute legal or equitable grounds for relieving or discharging the Guarantor in whole or in part from its irrevocable, absolute and continuing obligations hereunder, it being the intention of the Guarantor that its obligations hereunder shall not be discharged except by payment and performance and then only to the extent thereof.

GTP2437 06/05/97 1043

                              ARTICLE 3. SECURITY.

          Section 3.1 PLEDGE AGREEMENT. In order to secure payment when due of the obligations and liabilities of the Guarantor hereunder, subject to obtaining the Pledge Approvals, the Guarantor agrees to deliver, or cause to be delivered, to the Bank within five (5) Business Days after any Pledge Approval has been obtained the following:

         (a) a Pledge Agreement relating to the Pledge Approval which has been obtained, duly executed and delivered by the Guarantor;

         (b) the stock certificates representing all of the outstanding capital stock of the Debtor, NFL and NFIC, as applicable (with stock powers signed in blank); and

         (c) favorable opinions of special counsel to and general counsel of the Guarantor, dated as of such Pledge Agreement, in substantially the forms set forth in EXHIBIT I-3 to the Credit Agreement;

          Section 3.2 FURTHER ASSURANCES. At any time following the delivery of the Guaranty Agreement or the Pledge Agreement to the Bank, at the request of the Bank, the Guarantor will execute any certificate, instrument, statement or document and will procure any such certificate, instrument, statement or document (and pay all connected costs) which the Bank reasonably deems necessary to preserve the security interests of the Bank contemplated hereby.

         Section 3.3. REQUIRED CONSENTS AND APPROVALS. The Guarantor agrees to use reasonable efforts to obtain, as soon as practicable, all necessary approvals and consents by the Insurance Commissioners permitting the pledge of all of the capital stock of each of the Debtor, NFIC and NFL to the Bank and the execution and delivery of the Pledge Agreement (collectively, the "Pledge Approvals").

         Section 3.4 ADDITIONAL PLEDGES. In the event that Guarantor shall restructure its ownership of FLICA such that FLICA becomes a direct subsidiary of Guarantor during the term hereof, Guarantor agrees, subject to obtaining the required Pledge Approval, to pledge all of the outstanding capital stock of FLICA to Bank in accordance with the terms of this Article 3.

                   ARTICLE 4. REPRESENTATIONS AND WARRANTIES.

         The Guarantor hereby represents and warrants the following:

          Section 4.1 INCORPORATION, GOOD STANDING AND DUE QUALIFICATION. The Guarantor is duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing

GTP2437 06/05/97 1043
under the laws of each other jurisdiction in which such qualification is required, EXCEPT where the failure to be so qualified could not reasonably be expected to have a Materially Adverse Effect. The Guarantor has all requisite power and authority to execute and deliver and to perform all of its obligations under this Guaranty Agreement, the Pledge Agreement and the other writings contemplated hereby.

          Section 4.2 CORPORATE POWER AND AUTHORITY; NO CONFLICTS. The execution, delivery and performance by the Guarantor of this Guaranty Agreement and the Pledge Agreement have been duly authorized by all necessary corporate action and do not and will not (a) require any consent or approval of its stockholders; (b) violate any provisions of its certificate of incorporation or by-laws; (c) subject to obtaining the Pledge Approvals and any limitations provided therein with respect to the Pledge Agreement, violate any provision of, or require any filing, registration, consent or approval under, any material law, rule, regulation, order, writ, judgment, injunction, decree, determination or award presently in effect having applicability to and binding upon the Guarantor or any Subsidiary, EXCEPT the Pledge Approvals; (d) except as set forth in SCHEDULE 4.2, result in a breach of, or constitute a default or require any consent under, any indenture, mortgage or loan or credit agreement or any other material agreement, lease or instrument to which the Guarantor or any Subsidiary is a party or by which it or its Properties may be bound; or (e) except as contemplated hereby, result in, or require, the creation or imposition of any Lien upon or with respect to any of the Properties now owned or hereafter acquired by the Guarantor.

          Section 4.3  LEGALLY ENFORCEABLE AGREEMENTS.

         (a) This Guaranty Agreement constitutes the legal, valid and binding obligation of the Guarantor enforceable against the Guarantor in accordance with its respective terms, EXCEPT to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

         (b) The Receivables Purchase Agreements constitute the legal, valid and binding obligation of each of the Eligible Sellers party thereto, enforceable against each of them in accordance with their respective terms, EXCEPT to the extent that such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws affecting creditors' rights generally and by general principles of equity (regardless of whether such enforceability is considered in a proceeding in equity or at law).

          Section 4.4 LITIGATION. Except as disclosed on SCHEDULE 4.4, there are no actions, suits or proceedings or investigations (other than routine examinations performed by insurance regulatory authorities) pending or, to the knowledge of the Guarantor, threatened against or affecting, the Guarantor or any of its Subsidiaries, or any Property of any of them before any court, governmental agency or arbitrator, which in any one case or in the aggregate could reasonably be expected to have a Materially Adverse Effect.

GTP2437 06/05/97 1043

          Section 4.5 FINANCIAL STATEMENTS. The consolidated and consolidating balance sheets of the Guarantor and its Subsidiaries as of December 31, 1996 and December 31, 1995 and the related consolidated and consolidating statements of operations, stockholders' equity, and cash flows of the Guarantor and its Subsidiaries for the fiscal years then ended, and the accompanying footnotes, together with the opinion of Price Waterhouse LLP, independent certified public accountants, on the consolidated financial statements and the unaudited interim consolidated financial statements of the Guarantor and its Subsidiaries as at March 31, 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the three (3) month period then ended, copies of which have been furnished to the Bank, fairly present the financial condition of the Guarantor and its Subsidiaries, taken as a whole, as at such dates and the results of the operations of the Guarantor and its Subsidiaries, taken as a whole, for the periods covered by such statements, all in accordance with GAAP consistently applied (subject to year-end adjustments in the case of the interim financial statements). There are no liabilities of the Guarantor or any Subsidiary, fixed or contingent, which are material but are not reflected in the financial statements or in the notes thereto, other than (i) liabilities arising in the ordinary course of business since March 31, 1997, (ii) this Guaranty Agreement, the Credit Agreement and the Revolving Note and (iii) liabilities incurred in connection with the issuance and sale of the 7-1/2% Convertible Subordinated Notes due 2004. All written financial projections furnished by or on behalf of the Guarantor to the Bank in connection with the negotiation of this Agreement, have been prepared in good faith and on reasonable assumptions. Since March 31, 1997 no event or circumstance has occurred that could reasonably be expected to have a Materially Adverse Effect.

         Section 4.6 OWNERSHIP AND LIENS. Each of the Guarantor and its Subsidiaries has good and valid title to, or valid leasehold interests in, its material Properties, including the material Properties reflected in the financial statements referred to in Section 4.5 (other than any Properties disposed of in the ordinary course of business), and none of the material Properties and assets owned by the Guarantor or its Subsidiaries, and none of its leasehold interests is subject to any Lien, except as disclosed in such financial statements or in Schedule and except Permitted Liens.

          Section 4.7 TAXES. Each of the Guarantor and its Subsidiaries has filed (or had filed on its behalf) all federal tax returns and all other material tax returns required to be filed, has paid all due and payable taxes, assessments and governmental charges and levies, including interest and penalties, shown to be due in such returns or imposed upon it or upon its properties, and has made adequate provision for the payment of such taxes, assessments and other charges accruing but not yet due and payable, except with respect to taxes which are being contested in good faith by the Guarantor or its Subsidiaries and for which such Person has established and maintains adequate reserves for payment. To the best knowledge of Guarantor, there is no tax assessment contemplated or proposed by any governmental agency against the Guarantor or any of its Subsidiaries that could reasonably be expected to have a Materially Adverse Effect, other than, as of each date subsequent to the Closing Date, such contemplated or proposed tax assessments with respect to which (i) Guarantor has promptly notified the Bank in writing of its knowledge and (ii) the Guarantor or the appropriate

GTP2437 06/05/97 1043

Subsidiary of the Guarantor has in good faith commenced, or intends to commence within the time period permitted by the applicable law or regulation, and thereafter diligently pursued or will pursue, as the case may be, appropriate proceedings in opposition to such assessment.

          Section 4.8 ERISA. Each of the Guarantor and its Subsidiaries is in compliance in all material respects with all applicable provisions of ERISA. Within the three-year period prior to the date hereof, neither a Reportable Event nor a Prohibited Transaction has occurred with respect to any Plan; no notice of intent to terminate a Plan has been filed nor has any Plan been terminated; no circumstance exists which constitutes grounds under Section 4042 of ERISA entitling the PBGC to institute proceedings to terminate, or appoint a trustee to administer, a Plan, nor has the PBGC instituted any such proceedings; neither the Guarantor nor any ERISA Affiliate has completely or partially withdrawn under Sections 4201 or 4204 of ERISA from a Multiemployer Plan; each of the Guarantor and its ERISA Affiliates has met its minimum funding requirements under ERISA with respect to all of its Plans and there are no Unfunded Vested Liabilities and neither the Guarantor nor any ERISA Affiliate has incurred any material liability to the PBGC under ERISA other than for premium payments incurred in the normal course of operating the Plans.

          Section 4.9  SUBSIDIARIES AND OWNERSHIP OF STOCK.

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

         (b) Each Subsidiary of the Guarantor is a corporation or a limited liability company duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, has the power and authority to own its assets and to transact the business in which it is now engaged, and is duly qualified as a foreign corporation and in good standing under the laws of each other jurisdiction in which such qualification is required, except where the failure to be so organized, existing, in good standing or qualified could not reasonably be expected to have a Materially Adverse Effect.

         (c) Each Subsidiary of the Guarantor is in compliance with all laws and other requirements applicable to its business and has obtained all authorizations, consents, approvals, orders, licenses, and permits from, and each Subsidiary has accomplished all filings, registrations, and qualifications with, or obtained exemptions from any of the foregoing from, any governmental or public agency that are necessary for the transaction of its business, except where the failure to be in such compliance, obtain such authorizations,

GTP2437 06/05/97 1043
consents, approvals, orders, licenses, and permits, accomplish such filings, registrations, and qualifications, or obtain such exemptions, could not reasonably be expected to have a Materially Adverse Effect.

          Section 4.10 OPERATION OF BUSINESS. Each of the Guarantor and its Subsidiaries possesses all licenses, permits and franchises, or rights thereto, necessary to conduct its business as now conducted and as presently proposed to be conducted, except where the absence of which could not reasonably be expected to have a Materially Adverse Effect, and neither the Guarantor nor any of its Subsidiaries is in violation in any material respect of any valid rights of others with respect to any of the foregoing.

          Section 4.11 NO DEFAULT ON OUTSTANDING JUDGMENTS OR ORDERS. Each of the Guarantor and its Subsidiaries has satisfied all material judgments and neither the Guarantor nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court, arbitrator or federal, state, municipal or other governmental authority, commission, board, bureau, agency or instrumentality, domestic or foreign, which could reasonably be expected to, in any one case or in the aggregate, have a Materially Adverse Effect.

          Section 4.12 NO DEFAULTS ON OTHER AGREEMENTS. Neither the Guarantor nor any of its Subsidiaries is in default in any material respect in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument material to its business to which it is a party.

          Section 4.13 CONSENTS AND APPROVALS. No authorization, consent, approval, order, license or permit from, or filing, registration or qualification with, or exemption by, any governmental or public body or authority, or any subdivision thereof, or any other Person, including without limitation, any Insurance Commissioner, is required to authorize, or is required in connection with the execution, delivery and performance by the Guarantor, the Borrower or any Eligible Seller of, or the legality, validity, binding effect or enforceability of, this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the Revolving Note or the Receivables Purchase Agreements, other than Pledge Approvals required in connection with the grant and perfection of security interests granted pursuant to the Pledge Agreement, and except for (i) filings and recordings of Liens created pursuant to the Security Agreement, (ii) those consents, approvals or other similar actions that have been obtained and have not been modified, amended, rescinded or revoked and are in full force and effect, and (iii) consents, approvals or similar actions, the failure of which to obtain or perform could not reasonably be expected to have a Materially Adverse Effect.

         Section 4.14 PARTNERSHIPS. Except as set forth in SCHEDULE 4.14, neither the Guarantor nor any of its Subsidiaries is a partner in any partnership.

          Section 4.15 ENVIRONMENTAL PROTECTION. Each of the Guarantor and its Subsidiaries has obtained all material permits, licenses and other authorizations which are required under all environmental laws, including laws relating to emissions, discharges, releases or

GTP2437 06/05/97 1043
threatened releases of pollutants, contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including without limitation, ambient air, surface water, ground water, or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport, or handling of pollutants, contaminants, chemicals, or industrial, toxic or hazardous substances or wastes, except to the extent failure to have any such permit, license or authorization could not reasonably be expected to have a Materially Adverse Effect. Each of the Guarantor and its Subsidiaries is in compliance with all terms and conditions of the required permits, licenses and authorizations, and is also in compliance with all other limitations, restrictions, conditions, standards, prohibitions, requirements, obligations, schedules and timetables contained in the environmental laws or contained in any regulation, code, plan, order, decree, judgment, injunction, notice or demand letter issued, entered, promulgated or approved thereunder, except to the extent failure to comply could not reasonably be expected to have a Materially Adverse Effect. None of the Properties of the Guarantor or its Subsidiaries, either owned or leased, have been included or, to the knowledge of the Guarantor, proposed for inclusion on the National Priorities List adopted pursuant to the Comprehensive Environmental Response Compensation and Liability Act, as amended, or on any similar list or inventory of sites requiring response or cleanup actions adopted by any other federal, state or local agency.

         Section 4.16 COPYRIGHTS, PATENTS, TRADEMARKS, ETC. Each of the Guarantor and its Subsidiaries is duly licensed or otherwise entitled to use all patents, trademarks, service marks, trade names, and copyrighted materials which are used in the operation of its business as presently conducted, except where the failure to be so licensed or entitled could not reasonably be expected to have a Materially Adverse Effect. No claim is pending or, to the knowledge of the Guarantor, threatened against the Guarantor or any of its Subsidiaries contesting the use of any such patents, trademarks, service marks, trade names or copyrighted materials, nor does the Guarantor know of any valid basis for any such claims, other than claims which, if adversely determined, could not reasonably be expected to have a Materially Adverse Effect.

          Section 4.17 COMPLIANCE WITH LAWS. Neither the Guarantor nor any of its Subsidiaries is in violation of any laws, ordinances, rules or regulations, applicable to it, of any federal, state or municipal governmental authorities, instrumentalities or agencies, including without limitation, the United States Occupational Safety and Health Act of 1970, as amended, except where such violation could not reasonably be expected to have a Materially Adverse Effect.

         Section 4.18 EVENTS OF DEFAULT. No Default or Event of Default has occurred and is continuing under the Credit Agreement.

         Section 4.19 NO ADVERSE CHANGE. Since March 31, 1997 (or the date of the most recent Borrowing under the Credit Agreement, whichever is later), there has occurred no event which could reasonably be expected to have a Materially Adverse Effect.

GTP2437 06/05/97 1043

          Section 4.20  ORDINARY COURSE TRANSACTION.

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

         (b) The transactions contemplated by the Receivables Purchase Agreements are being consummated by the Debtor and each of the Eligible Sellers in furtherance of their ordinary business purposes, with no contemplation of insolvency and with no intent to hinder, delay or defraud any of its present or future creditors of the Eligible Sellers. Neither before or as a result of the transactions contemplated by the Receivables Purchase Agreements will any Eligible Sellers be insolvent or have an unreasonably small capital for the conduct of its business and the payment of its anticipated obligations. Each of the Eligible Seller's assets and cash flow enable it to meet its present obligations in the ordinary course of business as they become due, and the Guarantor does not believe that any such Eligible Seller will incur debts beyond its ability to pay.

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

          Section 5.1 MAINTENANCE OF EXISTENCE AND DOMICILE OF ELIGIBLE SELLERS. Preserve and maintain its corporate existence and good standing in the jurisdiction of its incorporation, and qualify and remain qualified as a foreign corporation in each jurisdiction in which such qualification is required from time to time, except where failure to be so qualified would not have a Materially Adverse Effect; and preserve and maintain the domicile of each of the Eligible Sellers as in effect on the date hereof.

          Section 5.2 CONDUCT OF BUSINESS. Continue to engage in a business of the same general type as conducted by it on the date of this Guaranty Agreement.

          Section 5.3 MAINTENANCE OF PROPERTIES. Except as set forth in SCHEDULE 5.3, maintain, keep and preserve all of its material tangible Properties, which are necessary or useful in the conduct of its business, in good working order and condition, ordinary wear and tear excepted, EXCEPT that the failure to maintain, preserve and protect a particular item of

GTP2437 06/05/97 1043

Property that is not of significant value, either intrinsically or to the operations of the Guarantor or its Subsidiaries, taken as a whole, shall not constitute a violation of this covenant.

          Section 5.4 MAINTENANCE OF RECORDS. Keep accurate and complete records and books of account, in which complete entries will be made in accordance with GAAP and SAP, as applicable, reflecting all financial transactions of the Guarantor and its Subsidiaries.

          Section 5.5 MAINTENANCE OF INSURANCE. Maintain insurance (subject to customary deductibles and retentions) with financially sound and reputable insurance companies, in such amounts and with such coverages (including without limitation public liability insurance, fire, hazard and extended coverage insurance on all of its assets, necessary workers' compensation insurance and all other coverages as are consistent with industry practice) as are maintained by companies of established reputation engaged in similar businesses and similarly situated; PROVIDED that such insurance may be obtained from Affiliates of the Guarantor.

          Section 5.6 COMPLIANCE WITH LAWS. Comply in all respects with all applicable laws, rules, regulations and orders, except where the failure to so comply would not have a Materially Adverse Effect. Such compliance shall include, without limitation, paying all taxes, assessments and governmental charges imposed upon it or upon its Property (and all penalties and other costs, if any, related thereto), unless contested in good faith by appropriate proceedings and for which adequate reserves have been set aside.

          Section 5.7 RIGHT OF INSPECTION. From time to time upon prior notice and in accordance with customary standards and practices within the banking industry (including, without limitation, upon any Event of Default or whenever the Bank may have reasonable cause to believe that an Event of Default has occurred and is continuing), the Guarantor shall permit the Bank or any agent or representative thereof, to examine and make copies and abstracts from the records and books of account of, and visit the Properties of, the Guarantor and its Subsidiaries to discuss the affairs, finances and accounts of the Guarantor and any such Subsidiaries with any of their respective officers and directors and the Guarantor's and its Subsidiaries' independent accountants, and to make such verification concerning the Guarantor and its Subsidiaries as may be reasonable under the circumstances, and upon request, furnish promptly to the Bank true copies of all financial information made available to Senior Officers of Guarantor and its Subsidiaries; PROVIDED, that the Bank shall use reasonable efforts to not materially interfere with the business of the Guarantor and its Subsidiaries and shall treat as confidential any and all information obtained pursuant to this Section, EXCEPT to the extent disclosure is required by any law, regulation, order, ruling, directive, guideline or request from any central bank or other government authority (whether or not having the force of law).

          Section 5.8 REPORTING REQUIREMENTS. The Guarantor shall, and shall cause each of its Insurance Subsidiaries, as applicable, to, furnish to the
Bank:

GTP2437 06/05/97 1043

                  (a) ANNUAL GAAP STATEMENTS OF GUARANTOR. Within one hundred twenty (120) days following the end of Guarantor's fiscal year (or such earlier date as the Guarantor's Form 10-K is filed with the Securities and Exchange Commission) copies of:

                    (i) the consolidated and consolidating balance sheets of the Guarantor and its Subsidiaries as at the close of such fiscal year, and

                    (ii) the consolidated and consolidating statements of operations and consolidated statements of stockholders' equity and cash flows, in each case of the Guarantor and its Subsidiaries for such fiscal year, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP, all in reasonable detail and accompanied by an opinion of Price Waterhouse LLP or other firm of independent public accountants of recognized national standing selected by the Guarantor and reasonably acceptable to the Bank, to the effect that the consolidated financial statements have been prepared in accordance with GAAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with GAAP the financial condition of the Guarantor and its Subsidiaries as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as were considered necessary under the circumstances.

                  (b) ANNUAL SAP FINANCIAL STATEMENTS. As soon as available, and in any event within one hundred fifty (150) days following the end of the fiscal year of each Insurance Subsidiary (or such earlier date as such are filed with the applicable insurance regulatory authority), copies of audited SAP Financial Statements for each such Insurance Subsidiary, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with SAP, all in reasonable detail and accompanied by an opinion of Price Waterhouse LLP or other firm of independent public accountants of recognized national standing selected by the Guarantor and reasonably acceptable to the Bank, to the effect that the financial statements have been prepared in accordance with SAP (except for changes in application in which such accountants concur) and present fairly in all material respects in accordance with SAP the financial condition of such Insurance Subsidiary as of the end of such fiscal year and the results of its operations for the fiscal year then ended and that the examination of such accountants in connection with such financial statements has been made in accordance with generally accepted auditing standards and, accordingly, included such tests of the accounting records and such other auditing procedures as were considered necessary under the circumstances.

GTP2437 06/05/97 1043

                  (c) QUARTERLY GAAP STATEMENTS OF GUARANTOR. As soon as available, and in any event within sixty (60) days after the end of each quarterly fiscal period of the Guarantor (other than the fourth fiscal quarter of any fiscal year), copies of:

                    (i) the consolidated balance sheets of the Guarantor and its Subsidiaries as at the end of such fiscal quarter, and

                    (ii) the consolidated statements of operations and statements of shareholders' equity and cash flows, in each case of the Guarantor and its Subsidiaries for such fiscal quarter and the portion of such fiscal year ended with such fiscal quarter, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with GAAP all in reasonable detail and certified by a Senior Officer of such company, as presenting fairly in accordance with GAAP the financial condition of the Guarantor and its Subsidiaries as of the end of such period and the results of operations for such period subject only to normal year-end accruals and audit adjustments and the absence of footnotes.

                  (d) QUARTERLY SAP STATEMENTS. As soon as available, and in any event within sixty (60) days following the end of each fiscal quarter of each Insurance Subsidiary (or such earlier date as such are filed with the applicable insurance regulatory authority), copies of the unaudited SAP Financial Statements for each quarterly fiscal period of each such Insurance Subsidiary, in each case setting forth in comparative form the figures for the preceding fiscal year and prepared in accordance with SAP, all in reasonable detail and represented by a Senior Officer of such Insurance Subsidiary, as presenting fairly in accordance with SAP the financial condition of such Insurance Subsidiary, as of the end of such period and results of operations for such period, subject to normal year-end accruals and audit adjustments.

                  (e) ANNUAL CONVENTION STATEMENTS. As soon as available, and in any event by March 31 following the end of each fiscal year of each Insurance Subsidiary (or such date as such are filed with the applicable insurance regulatory authority), copies of the Annual Convention Statement for such Insurance Subsidiary in the form prescribed by, and as filed with, the applicable insurance regulatory authority.

                  (f) ANNUAL/QUARTERLY REPORTS. Concurrently with the delivery of the financial statements required pursuant to subsections (c) and
         (d) of this Section, copies of all reports required to be filed with the Insurance Commissioner in connection with the filing of such financial statements.

                  (g) MANAGEMENT LETTERS. Promptly upon receipt thereof, copies of any reports or management letters relating to the internal financial controls and procedures delivered to the Guarantor or any of its Subsidiaries by any independent certified

GTP2437 06/05/97 1043
         public accountant in connection with examination of the financial statements of the Guarantor or any such Subsidiary.

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

                  (i) NOTICE OF LITIGATION. Promptly after the commencement thereof, notice of any action, suit and proceeding before any court or governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, against the Guarantor or any of its Subsidiaries (A) not arising out of an insurance policy issued by the Guarantor or any of its Subsidiaries, which could reasonably be expected to have a Materially Adverse Effect, (B) arising out of an insurance policy issued by any Subsidiary of the Guarantor, which demands relief, net of reinsurance obtained by the Subsidiary with respect to such insurance policy, which, could reasonably be expected to have a Materially Adverse Effect, or (C) commenced by any creditor or lessor under any written credit agreement with respect to borrowed money or material lease which asserts a default thereunder on the part of the Guarantor or any of its Subsidiaries.

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

                  (l) RISK-BASED CAPITAL CALCULATION. As soon as available, and in any event by April 30 of each fiscal year of each Insurance Subsidiary (or such date as such are filed with the applicable insurance regulatory authority), statements showing the RBC

GTP2437 06/05/97 1043

         Ratio and IRIS Ratios for each of Insurance Subsidiary as of the immediately prior fiscal year-end.

                  (m) ADDITIONAL INFORMATION. Such additional information as the Bank may reasonably request concerning the Guarantor and its Subsidiaries and for that purpose all pertinent books, documents and vouchers relating to its business, affairs and Properties, including investments as shall from time to time be designated by the Bank.

          Section 5.9  CERTIFICATES.

                  (a) OFFICERS' CERTIFICATE. Simultaneously with each delivery of financial statements pursuant to SECTION 5.8(A) AND (C), the Guarantor shall deliver to the Bank a certificate of its Chief Financial Officer which will

                    (i) certify on behalf of the Guarantor that such officer has reviewed the Guaranty Agreement, the Credit Agreement, the Security Agreement and the Pledge Agreement and the condition and transactions of the Guarantor and its Subsidiaries for the period covered by such financial statements, and state that to the best of his knowledge the Guarantor and the Debtor has observed or performed all of its covenants and other agreements, and satisfied every condition, contained in this Guaranty Agreement, the Credit Agreement, the Security Agreement and the Pledge Agreement, and no Default or Event of Default has occurred and is continuing or, if a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action which is proposed to be taken with respect thereto, and

                    (ii) include information (with detailed calculations in the form set out in EXHIBIT A) required to establish whether the Guarantor was in compliance with the covenants set forth in Sections 6.3, 6.4, 6.5, 6.6, 6.8 and 6.9 of this Guaranty Agreement during the period covered by the financial statements then being delivered.

                  (b) ACCOUNTANT'S CERTIFICATE. Simultaneously with each delivery of financial statements pursuant to SECTION 5.8(A), the Guarantor will deliver to the Bank a certificate of the independent certified public accountants who certify such statements, stating whether, in the course of their audit of the financial statements, they obtained any knowledge of a condition or event which constitutes a Default or Event of Default and the nature thereof.

          Section 5.10 FURTHER ASSURANCES. The Guarantor shall take all such further actions and execute and file or record, at its own cost and expense, all such further documents and instruments as the Bank may at any time reasonably determine may be necessary or advisable; and shall do, execute, acknowledge, deliver, record, file, register any and all such

GTP2437 06/05/97 1043
further acts, deeds, conveyances, estoppel certificates, transfers, certificates, assurances and other instruments as the Bank may reasonably require from time to time in order to carry out more effectively the purposes of this Guaranty Agreement or the Pledge Agreement.

          Section 5.11 COMPLIANCE WITH AGREEMENTS. Promptly and fully comply with all contractual obligations under all agreements, mortgages, indentures, leases and/or instruments to which any one or more of the Guarantor and its Subsidiaries is a party, whether such agreements, mortgages, indentures, leases or instruments are with the Bank or another Person, except where such failure to so comply would not have a Materially Adverse Effect.

          Section 5.12 USE OF PROCEEDS. Cause the Debtor to use proceeds of the Revolving Loans solely to (i) acquire Eligible Receivables, (ii) repay Revolving Loans made under the Credit Agreement, (iii) pay to the Bank interest accrued on the Revolving Loans made under the Credit Agreement, (iv) pay to the Bank the fees described in SECTION 2.9 of the Credit Agreement, (v) pay costs, expenses and charges described in SECTION 9.3(A) of the Credit Agreement, and (vi) pay reasonable costs, expenses and charges of outside legal counsel to the Borrower, the Guarantor and each Eligible Seller incurred in connection with the preparation, negotiation and regulatory approval of the this Agreement, Credit Agreement, the Security Agreement, the Pledge Agreement, the Receivables Purchase Agreements and the Revolving Note. Notwithstanding the foregoing, nothing contained in this Agreement shall prohibit the Debtor from using the proceeds of the Revolving Loans to repay, directly or indirectly, any and all amounts owed to Fleet National Bank under the Credit Agreement dated as of December 28, 1995, as amended, between the Debtor and Fleet National Bank of Connecticut.

          Section 5.13 COMPLIANCE WITH RECEIVABLES PURCHASE AGREEMENTS. To the extent permitted by law, cause each Eligible Seller to (a) upon thirty (30) days prior written request to the Debtor and the Guarantor by the Bank, hold in trust for the Debtor, in a Permitted Account separate from the other assets of such Eligible Seller, the portion of all Collections (as defined in the Receivables Purchase Agreements) which represents Assigned Commissions ("Collected Commissions"), (b) to pay over to the Debtor the Collected Commissions not later than one (1) month after such amounts are received by the Eligible Seller, and
(c) comply with all of the other terms and conditions of the Receivables Purchase Agreements.

          Section 5.14 DISTRIBUTIONS. To the extent permitted by law, cause each of its Subsidiaries and Affiliates to make such Distributions to the Guarantor or the Debtor as may be necessary to assure timely payment of the Obligations.

                         ARTICLE 6. NEGATIVE COVENANTS.

         On and after the execution of this Guaranty Agreement, and until performance, payment and/or satisfaction in full of Revolving Note, amounts due under the Credit

GTP2437 06/05/97 1043

Agreement and all other Obligations, the Guarantor covenants and agrees that it shall not, and shall not permit any of its Subsidiaries to, unless the Bank otherwise consents in writing:

          Section 6.1 MERGERS AND CONSOLIDATIONS. Merge or consolidate with any Person; PROVIDED that any Subsidiary (other than the Debtor) may merge into the Guarantor or any other Subsidiary, if after giving effect to such transaction,
(a) the Guarantor or, in the event a Subsidiary is merging or consolidating with any Person other than the Guarantor, such Subsidiary is the corporation which survives such merger or acquisition, and (b) no Default or Event of Default would exist.

          Section 6.2 STOCK OF SUBSIDIARIES, ETC. Except as contemplated hereby, pledge, assign, hypothecate, transfer, convey, sell or otherwise dispose of, encumber or grant any security interest in, or deliver to any other Person, any shares of capital stock of (a) the Insurance Subsidiaries or the Borrower, or permit any such Insurance Subsidiaries or the Borrower to issue any additional shares of its capital stock to any Person or (b) any other Subsidiary, or permit any such Subsidiary to issue any additional shares of its capital stock to any Person, other than the Guarantor or any Subsidiary.

          Section 6.3 MINIMUM CONSOLIDATED GAAP NET WORTH. As of the end of any fiscal quarter, permit Consolidated GAAP Net Worth to be less than an amount equal to the sum of (a) $62,500,000 PLUS (b) 50% of any cumulative positive Net Income of the Guarantor and its Subsidiaries for each fiscal quarter following the fiscal quarter ending March 31, 1997 PLUS (c) all net proceeds received by the Guarantor from any issuance by the Guarantor of its capital stock after the date of this Guaranty Agreement, after the payment of all expenses incurred in connection therewith.

          Section 6.4 MINIMUM INTEREST COVERAGE. As of the end of each fiscal quarter, permit the Interest Coverage Ratio to be less than 1.75 to 1.00.

          Section 6.5 INVESTMENT GRADE ASSETS. Permit total consolidated Investment of the Eligible Sellers in Investment Grade Securities, as of the end of any fiscal quarter, to be less than ninety five percent (95%) of the aggregate amount of Total Invested Assets.

          Section 6.6 RBC RATIO. At any time that the Obligations remain outstanding, permit the RBC Ratio of any Insurance Subsidiary to be less than 105%. In the event of any change after the date of this Guaranty Agreement affecting any State's calculation (or interpretation thereof) of the RBC Ratio,
(a) the Guarantor and the Bank agree to enter into good faith negotiations to amend this Guaranty Agreement in such respects as are necessary to conform this Section as a measurement of the sufficiency of the risk-based capital of each Insurance Subsidiary to substantially the same measurement as was effective prior to such change and (b) the Guarantor shall be deemed to be in compliance with this Section during the sixty (60) days following any such change if and to the extent that the Guarantor would have been in compliance therewith under said Act and interpretations as in effect immediately prior to such change; PROVIDED, HOWEVER, if an amendment shall not be agreed upon within such sixty (60) days or such longer period as shall be agreed to by the Bank, for purposes of

GTP2437 06/05/97 1043
determining compliance with this Section until such amendment shall be agreed upon, compliance shall be determined in accordance with said Act and interpretations as in effect on the date hereof.

          Section 6.7 MINIMUM A.M. BEST RATING. Permit the A.M. Best Rating of any Insurance Subsidiary to be less than B- for a period in excess of 12 consecutive months; PROVIDED, HOWEVER, that on and after the date on which A.M. Best publishes its ratings for each Insurance Affiliate for 1996, the 12-month period referred to above shall no longer apply.

          Section 6.8 MINIMUM STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES. As of the end of any fiscal quarter, permit the Statutory Surplus of any Insurance Subsidiary to be less than the Minimum Statutory Surplus Requirement for such Insurance Subsidiary as specified in SCHEDULE 6.8 for the applicable fiscal year.

          Section 6.9 FUNDED DEBT. As of the end of each fiscal quarter, permit the Funded Debt Ratio, to exceed .65 to 1.0.

          Section 6.10 CREDIT AND COLLECTION POLICY. Amend, modify or waive, in any material respects, any of its credit or collection policies with respect to Eligible Receivables generally as in effect on the Closing Date.

          Section 6.11 ELIGIBLE AGENT CONTRACTS. Amend, modify or waive any provision of any Eligible Agent Contract, if such amendment, modification or waiver could reasonably be expected to adversely affect the likelihood of realization by the Bank of payment in full of any Eligible Receivable under such Eligible Agent Contract, or enter into any other agreement with any Eligible Agent Obligor, if the entering into such other agreement could reasonably be expected to adversely affect the likelihood of realization by the Bank of payment in full of any Eligible Receivable under any Eligible Agent Contract.

                            ARTICLE 7. MISCELLANEOUS.

          Section 7.1 AMENDMENTS AND WAIVERS. No amendment or waiver of any provision of this Guaranty Agreement or the Pledge Agreement nor consent to any departure by the Guarantor therefrom, shall in any event be effective unless the same shall be in writing and signed by the Beneficiaries and the Guarantor, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No failure on the part of any Beneficiary to exercise, and no delay in exercising, any right hereunder shall operate as a waiver thereof or preclude any other or further exercise thereof or the exercise of any other right.

          Section 7.2  EXPENSES; INDEMNITIES.

         (a) Unless otherwise agreed in writing, the Guarantor shall promptly reimburse the Bank for all reasonable costs, expenses and charges (including without limitation reasonable

GTP2437 06/05/97 1043
fees and charges of its attorneys) actually incurred by the Bank in connection with the preparation and negotiation of this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the Receivables Purchase Agreements and the Revolving Note. The Guarantor further agrees to promptly reimburse the Bank for all reasonable costs, expenses and charges (including without limitation, reasonable fees and charges of external legal counsel for the Bank) actually incurred in connection with the performance, modification and amendment of this Guaranty Agreement, the Pledge Agreement, the Security Agreement, the Receivables Purchase Agreements and the Revolving Note. The Guarantor further agrees to promptly reimburse the Bank for all reasonable costs and expenses (including reasonable counsel fees and expenses), if any, actually incurred by the Bank in connection with the enforcement, including without limitation the enforcement of judgments (whether through negotiations, legal proceedings or otherwise) of this Guaranty Agreement, the Pledge Agreement, the Credit Agreement, the Security Agreement, the Receivables Purchase Agreements or the Revolving Note or any other document to be delivered under this Guaranty Agreement.

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

          Section 7.3 SUCCESSORS AND ASSIGNS. This Guaranty Agreement shall be binding upon the Guarantor and its successors and assigns, and shall inure to the benefit of and be enforceable by the Bank, its successors and assigns, and each successive holder of the Revolving Note (collectively, the "Beneficiaries"). The Bank may furnish any information concerning the Guarantor or its Subsidiaries in the possession of the Bank from time to time to assignees of, and participants in, the Revolving Note (including prospective assignees and participants); PROVIDED that the Bank shall require any such prospective assignee or such participant (prospective or otherwise) to agree in writing to maintain the confidentiality of such information in accordance with the provisions set forth in Section 7.4.

         Section 7.4 CONFIDENTIALITY. Subject to the following sentence, the Bank (on behalf of itself and each of its Affiliates, directors, officers, employees and representatives) and any assignee of the Bank becoming a party to this Agreement agrees to use its best efforts, consistent with its normal procedures for handling confidential information in accordance with safe and sound bank practices, to retain in confidence and not disclose without the prior written consent of the Guarantor any written information about the Guarantor and its Subsidiaries obtained pursuant to the requirements of this Agreement, except as permitted under Section 9.5 of the Credit Agreement. Notwithstanding the foregoing, the Bank (a) may disclose or otherwise use such information to the extent that such information is

GTP2437 06/05/97 1043
required in any application, report, statement or testimony submitted to any governmental agency having or claiming to have jurisdiction over the Bank, (b) may disclose or otherwise use such information to the extent that such information is required in response to any summons or subpoena or in connection with any litigation affecting the Bank, (c) may disclose or otherwise use such information to the extent that such information is reasonably believed by the Bank (after notification to the Guarantor, unless such notification is prohibited by law) to be required in order to comply with any law, order, regulation, or ruling applicable to the Bank, and (d) may disclose or otherwise use such information to the extent that such information becomes publicly available.

          Section 7.5 NOTICES. All notices, requests, demands and other communications provided for herein shall be in writing and shall be (i) hand delivered; (ii) sent by certified, registered or express United States mail, return receipt requested, or reputable next-day courier service; or (iii) given by telex, telecopy, telegraph or similar means of electronic communication. All such communications shall be effective upon the receipt thereof. Notices shall be addressed to the Guarantor at the addresses set forth on the signature pages of this Guaranty Agreement and to the Bank at the address specified in Section
9.6 of the Credit Agreement, or to such other address as the Guarantor or the Bank shall theretofore have transmitted to the other party in writing by any of the means specified in this Section.

          Section 7.6 SETOFF. The Guarantor agrees that, in addition to (and without limitation of) any right of setoff, banker's lien or counterclaim the Beneficiaries may otherwise have, the Beneficiaries shall be entitled, at their option, to offset balances (general or special, time or demand, provisional or final, and regardless of whether such balances are then due to the Guarantor) held by it for the account of the Guarantor at any of the Beneficiaries' offices, in Dollars or in any other currency, against any amount payable by the Guarantor under this Guaranty Agreement that is not paid when due, taking into account any applicable grace period, in which case it shall promptly notify the Guarantor thereof; PROVIDED that the Bank's failure to give such notice shall not affect the validity thereof.

          Section 7.7  JURISDICTION; IMMUNITIES.

         (a) The Guarantor hereby irrevocably submits to the jurisdiction of any Illinois State or United States Federal court sitting in Chicago over any action or proceeding arising out of or relating to this Guaranty Agreement, the Security Agreement, the Pledge Agreement, the Guaranty Agreement, the Receivables Purchase Agreements or the Revolving Note, and the Guarantor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Illinois State or Federal court. The Guarantor irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Guarantor at its address specified in Section 7.5. The Guarantor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Guarantor further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of FORUM NON CONVENIENS. The Guarantor further agrees that any action or proceeding brought against the

GTP2437 06/05/97 1043

Bank shall be brought only in Illinois State or United States Federal courts sitting in Chicago.

         (b) Nothing in this Section shall affect the right of the Guarantor to serve legal process in any other manner permitted by law or affect the right of the Bank to bring any action or proceeding against the Guarantor or its Property in the courts of any other jurisdictions.

          Section 7.8 WAIVER OF RIGHTS TO SUBROGATION AND REIMBURSEMENT. Until the payment and performance in full of all Obligations and any and all obligations of Debtor to the Beneficiaries, the Guarantor shall not exercise any rights against the Debtor arising as a result of payment by the Guarantor hereunder, by way of subrogation or otherwise, and will not prove any claim in competition with the Beneficiaries or their Affiliates in respect of any payment hereunder in bankruptcy or insolvency proceedings of any nature; the Guarantor will not claim any set-off or counterclaim against the Debtor in respect of any liability of the Guarantor to the Debtor and the Guarantor waives any benefit of any right to participate in any collateral which may be held by the Beneficiaries or any such Affiliate.

          Section 7.9 SUBORDINATION OF OBLIGATIONS TO GUARANTOR. Any and all indebtedness and other obligations of the Debtor to the Guarantor (including without limitation any such obligations resulting from any rights of subrogation on the part of the Guarantor as a result of any payment by the Guarantor hereunder) shall during the term of this Guaranty Agreement be subordinated to the Obligations and to any other indebtedness of the Debtor to any or all of the Beneficiaries.

          Section 7.10 TABLE OF CONTENTS; HEADINGS. Any table of contents and the headings and captions hereunder are for convenience only and shall not affect the interpretation or construction of this Guaranty Agreement.

          Section 7.11 SEVERABILITY. The provisions of this Guaranty Agreement are intended to be severable. If for any reason any provision of this Guaranty Agreement shall be held invalid or unenforceable in whole or in part in any jurisdiction, such provision shall, as to such jurisdiction, be ineffective to the extent of such invalidity or unenforceability without in any manner affecting the validity or enforceability thereof in any other jurisdiction or the remaining provisions hereof in any jurisdiction.

          Section 7.12 GOVERNING LAW. This Guaranty Agreement shall be governed by, and interpreted and construed in accordance with, the laws of the State of Illinois.

          Section 7.13 AUTHORIZATION OF THIRD PARTIES TO DELIVER OPINIONS, ETC. The Guarantor hereby authorizes and directs each Person whose preparation or delivery to the Bank of any opinion, report or other information is a condition or covenant under this Guaranty Agreement (including under Articles 3 and 5) to so prepare or deliver such opinion, report or other information for the benefit of the Beneficiaries. The Guarantor

GTP2437 06/05/97 1043
agrees to confirm such authorizations and directions provided for in this Section from time to time as may be requested by any Beneficiary.

          Section 7.14 GUARANTOR'S WAIVERS. THE GUARANTOR ACKNOWLEDGES THAT IT HAS BEEN ADVISED BY COUNSEL OF ITS CHOICE WITH RESPECT TO THIS GUARANTY AGREEMENT AND THAT IT IRREVOCABLY WAIVES TRIAL BY JURY IN ANY COURT AND IN ANY SUIT, ACTION OR PROCEEDING OR ANY MATTER ARISING IN CONNECTION WITH OR IN ANY WAY RELATED TO THE TRANSACTIONS CONTEMPLATED BY THIS GUARANTY AGREEMENT, THE PLEDGE AGREEMENT, THE CREDIT AGREEMENT, THE SECURITY AGREEMENT, THE REVOLVING NOTE OR ANY DOCUMENTS RELATED THERETO AND THE ENFORCEMENT OF ANY OF THE BENEFICIARIES' RIGHTS AND REMEDIES; AND

GTP2437 06/05/97 1043

         IN WITNESS WHEREOF, the Guarantor has caused this Guaranty Agreement to be duly executed on its behalf by an officer or other person thereunto duly authorized on the day and year first above written.

                                    WESTBRIDGE CAPITAL CORP.

                                    By:
                                       Name:
                                       Title:

                                    Address for Notices:

                                    777 Main Street
                                    Fort Worth, Texas 76102
                                    Attn: Chief Financial Officer
                                    Telecopier No.: (817) 878-3880

                                    With a copy to:

                                    Milbank, Tweed, Hadley & McCloy
                                    1 Chase Manhattan Plaza
                                    New York, NY 10005-1413
                                    Attn: Robert S. Reder, Esq.
                                    Telecopier No.: (212) 530-5219

GTP2437 06/05/97 1043

                                                                    SCHEDULE 6.8

                     MINIMUM STATUTORY SURPLUS REQUIREMENTS
                                 (in million $)


 INSURANCE SUBSIDIARY          1997          1998
NFL                          $  14.5        $  15.0
NFIC                         $   6.0        $   6.5
AIC                          $   4.5        $   5.0
FLICA                        $   9.0        $   9.5





GTP2437 06/05/97 1043

                                    EXHIBIT A

                              OFFICER'S CERTIFICATE

                                             WESTBRIDGE CAPITAL CORP.

                                                  ______ __, 199

         Pursuant to SECTION 5.9(A) of the Guaranty Agreement dated June __, 1997 (the "Guaranty Agreement") by Westbridge Capital Corp. (the "Guarantor") in favor of LaSalle National Bank (the "Bank") and its successors and assigns,

I, _______________, DO HEREBY CERTIFY on behalf of the Guarantor that:

          1. I am the duly elected, qualified and acting Chief Financial Officer of the Guarantor; and

          2. Attached hereto as Attachment 1 is a true and correct copy of the consolidated and consolidating GAAP financial statements of the Guarantor and its Subsidiaries as of the close of the fiscal [YEAR/QUARTER] ending __________, 199_; and

          3. Attached hereto as Attachment 2 is a true and correct copy of the SAP Financial Statements of the FLICA, NFL, NFIC and AIC as of the close of the fiscal [YEAR/QUARTER] ending __________, 199_; and

          4. I have reviewed the Guaranty Agreement and Credit Agreement and the condition and transactions of the Guarantor and its Subsidiaries for the fiscal [YEAR/QUARTER] ending _____, 199_, and to the best of my knowledge each of the Guarantor and the Debtor have observed and performed all of its covenants and other agreements, and satisfied every condition contained in the Guaranty Agreement, the Credit Agreement and the Revolving Note, and I have not obtained knowledge of any condition or event which constitutes a Default or an Event of Default, except as set forth on Attachment 3 attached hereto; and

          5. Attached hereto as Attachment 4 is true and correct information (with detailed calculations) establishing that the Guarantor was in compliance with the covenants set forth in the Credit Agreement during the fiscal [YEAR/QUARTER] ending __________ ___, 199_; and

GTP2437 06/05/97 1043

          6. Attached hereto as Attachment 5 is true and correct information (with detailed calculations) establishing the Risk-Based Capital calculations for FLICA, NFL, NFIC and AIC as of the fiscal year ending __________ ___, 199_.

Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Guaranty Agreement, pursuant to which this certificate is delivered.

         IN WITNESS WHEREOF, I have signed this certificate as of the date hereof on behalf of .

                                        By:

                                      Name:
                                     Title: Chief Financial Officer

GTP2437 06/05/97 1043

                                  Attachment 1
                                       to

                              Officer's Certificate

                            GAAP FINANCIAL STATEMENTS
                              for the period ending
                             _____________ __, 199_

GTP2437 06/05/97 1043

                                  Attachment 2
                                       to

                              Officer's Certificate

                                          DEFAULTS AND EVENTS OF DEFAULT

Note: If a Default or Event of Default has occurred and is continuing, a statement as to the nature thereof and the action proposed to be taken by the Guarantor or the Debtor with respect thereto as required.

GTP2437 06/05/97 1043

                                  Attachment 3
                                       to

                              Officer's Certificate

                            SAP FINANCIAL STATEMENTS
                              for the period ending
                             _____________ __, 199_

GTP2437 06/05/97 1043

                                  Attachment 4
                                       to
                              Officer's Certificate
                          Computations and Information
                             Showing Compliance with
                               Sections 6.3 to 6.9
                                     of the
                               Guaranty Agreement

Except as otherwise defined herein, terms used herein shall have the meanings set forth in the Guaranty Agreement.

SECTION 6.3.  MINIMUM CONSOLIDATED GAAP NET WORTH

1.  Consolidated GAAP Net Worth as of the Guarantor
the fiscal quarter  ending  ______________, 199__.                              = __________

2. Consolidated positive Net Income of the Guarantor for each fiscal quarter following the fiscal quarter ending March 31, 1997 was:
         [INCLUDE DATA FOR EACH QUARTER, AS APPLICABLE]

2a. The sum of the positive Net Income for each of the quarters
set forth in Line 2 above                                                       = __________

2b. 50% of line 2a                                                              = __________

3.  100% of proceeds resulting from any issuance by Guarantor of its
capital stock                                                                   = __________

4.  The sum of $62,500,000 and line 2b and line 3                               = __________

5.  Line 1 is not less than line 4.

GTP2437 06/05/97 1043

                                        1

SECTION 6.4.      MINIMUM INTEREST COVERAGE.

1.  Available Dividends for the immediately preceding four
fiscal quarters ending on  [FILL IN ENDING DATE FOR  FISCAL QUARTER]            = ___________

2.  Total cash and cash equivalents of the Guarantor and the
Insurance Subsidiaries                                                          = ___________

3.  Dividends paid to the Guarantor by each Insurance Subsidiary for the immediately preceding four quarters ending on [FILL IN ENDING DATE FOR
FISCAL QUARTER]                                                                 = ___________

4.  Total taxes paid by the Insurance Subsidiaries to the Guarantor pursuant to any intercorporate tax sharing agreement for the immediately preceding four fiscal quarters (ending on [FILL IN ENDING DATE FOR
FISCAL QUARTER])                                                                = ___________

5.  Consolidated GAAP EBIT of the Guarantor and Subsidiaries
for the immediately preceding four fiscal quarters (ending on [FILL IN ENDING
DATE FOR FISCAL QUARTER])                                                       = ___________

6.  The sum of lines 1, 2, 4 and line 5, less line 3                            = ___________

7.  Interest Expense for the immediately succeeding four fiscal quarters        = ___________

8.  The ratio of line 6 to line 7                                               = ___ : ___

7.  The ratio in line 5 is not less than 1.75 to 1.00.


SECTION 6.5.      INVESTMENT GRADE ASSETS.

1.       Total consolidated Investment of  the Insurance Subsidiaries and
Eligible Non-Insurance Company Sellers in Investment Grade Securities:          = ___________

2.       Total Invested Assets:                                                 = ___________

3.       The ratio of line 1 to line 2:                                         = ___ : ___

4.       The ratio in line 3 is at least .95 to 1.00.





GTP2437 06/05/97 1043

SECTION 6.6.      RBC RATIO.

                                                NFL     NFIC     AIC    FLICA

1. Adjusted Capital and Surplus as of the fiscal [quarter/year] ending [_____,],
   199_:

2. Authorized Control Level RBC as of the fiscal year ending [_____,], 199_:

3. The ratio of line 1 to line 2.

4. The ratio in line 3 is at least 1.05 to 1.0.




SECTION 6.7.      MINIMUM A.M. BEST RATINGS.

                                                NFL      NFIC     AIC   FLICA
1. The A.M. Best Rating for each Insurance
   Subsidiary:

2. The effective date for each of the above ratings is:

3. The Ratings in line 1 are not less than "B-", and if any is less than "B-", such rating has not been in effect for more than 12 consecutive months.






GTP2437 06/05/97 1043

Section 6.8.      MINIMUM STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES


                                              NFL     NFIC     AIC      FLI

A.       Positive Statutory Capital and
         Surplus of Insurance
         Subsidiary as of the fiscal
         quarter ending __________

B.       Positive Statutory Net Income
         for each fiscal quarter
         following the fiscal quarter
         ending ___________________
         was

         [INCLUDE DATA FOR EACH
         QUARTER, AS APPLICABLE]


1.       The sum of positive Statutory
         Net Income for each of the
         quarters set forth in line 2
         above

2.       50% of line 2.a.

C.       Contributions to surplus made
         by Debtor to the Insurance
         Subsidiaries during each fiscal quarter
         following the fiscal quarter
         ending September 30, 1996 were:

         [INCLUDE DATA FOR EACH
         QUARTER, AS APPLICABLE]

1.       The sum of the contributions
         to surplus for each of the
         quarters

D.       Applicable Annual Base
         Statutory Surplus from
         Schedule 6.8

E.       The sum of line 2.b., line 3.a.
         and line 4

F.       Line 1 is not less than line 5





GTP2437 06/05/97 1043

Section 6.9       FUNDED DEBT RATIO

1.       Funded Debt

2.       Consolidated GAAP Net Worth

3.       Total Capitalization (the sum of line
         1 and line 2)

4.       The ratio of line 1 to line 3

5.       The ratio in line 4 is not
         greater than .65 to 1.0.

GTP2437 06/05/97 1043

                                  Attachment 5
                                       to

                              Officer's Certificate
                         RISK-BASED CAPITAL CALCULATIONS
                              FOR THE PERIOD ENDING

                                              _____________ __, 199_

GTP2437 06/05/97 1043

                                                                    Exhibit 10.3
                                PLEDGE AGREEMENT

         This PLEDGE AGREEMENT, dated as of ______________, 1997 is between WESTBRIDGE CAPITAL CORP., a Delaware corporation ("Pledgor"), and LASALLE NATIONAL BANK, a national banking association ("Pledgee"). Except as otherwise defined herein, all terms used herein and defined in the Credit Agreement dated as of June 6, 1997 between Westbridge Funding Corporation ("WFC") and Pledgee (the "Credit Agreement") shall have the meaning assigned to them therein.

                                    RECITALS:

         1. Pledgor owns, on and as of the date on which this Pledge Agreement is executed and delivered, 100% of the issued and outstanding shares of the capital stock of ________________________________________________________ (the
"Pledged Subsidiary"), all of which shares (including any certificates and/or other tangible evidences thereof) are more specifically described in ATTACHMENT A hereto.

         2. Pursuant to the Credit Agreement, the Pledgee has agreed, on certain terms and conditions to make one or more revolving loans to WFC in an aggregate principal amount at any one time outstanding not to exceed $20,000,000 (the "Revolving Loans"), which Revolving Loans are evidenced by a single promissory note in favor of the Pledgee in the principal amount of $20,000,000 (the "Revolving Note"), due and payable in accordance with the terms of the Credit Agreement.

         3. Pursuant to the Guaranty Agreement dated as of June 26, 1997 by Pledgor in favor of the Pledgee (said Guaranty Agreement as currently in effect and as from time to time amended, modified or supplemented being herein called the "Guaranty Agreement"), Pledgee has (i) guaranteed the full and punctual payment and performance by WFC of its obligations under the Credit Agreement and the Revolving Note and (ii) agreed to enter into this Pledge Agreement, subject to the requisite approval by the applicable Insurance Commissioner.

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

GTP2412 05/28/97 1312

                  (i) all issued and outstanding shares of the capital stock of the Pledged Subsidiary described in ATTACHMENT A hereto, and any additional shares of the capital stock of any class or series of the Pledged Subsidiary which Pledgor may at any time and from time to time hereafter purchase or otherwise acquire, together with the certificates and/or other instruments or writings representing them (such shares, certificates and other writings being hereinafter collectively called the "Pledged Shares");

                  (ii) (A) all shares and other securities and all warrants, rights and options (such shares, securities, warrants, rights and options together with the certificates and/or other instruments or writings representing them being hereinafter collectively called the "Additional Pledged Securities") and (B), subject to Section 4 hereof, all money and other property, at any time and from time to time received or receivable by or distributed or distributable to Pledgor from the issuer of any or all of the Pledged Shares (whether in the ordinary course of such issuer's business or representing or resulting from cash or stock dividends, stock splits or reclassifications, the recapitalization, reorganization, merger, consolidation, disposition of assets, liquidation or dissolution of such issuer, the exercise by Pledgor of warrants, rights or options, or any other action or cause) in exchange or substitution for or otherwise in respect of any or all of the Pledged Shares or earlier-issued Additional Pledged Securities; and

                  (iii)    all proceeds of any or all of the foregoing.

         (b) As used herein, the term "Obligations" shall mean all indebtedness, liabilities and obligations of any kind of Pledgor to Pledgee under the Guaranty or this Agreement, now or hereafter existing, due or to become due, howsoever incurred, arising or evidenced, whether of principal or interest or payment or performance.

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

         2.       PLEDGOR'S REPRESENTATIONS, WARRANTIES AND COVENANTS.

        (a) Pledgor represents and warrants that: (i) Pledgor has the right, power and authority to execute, deliver and perform this Pledge Agreement and to pledge, assign,

GTP2412 05/28/97 1312
deliver, transfer and grant a security interest in the Pledged Collateral; (ii) this Pledge Agreement constitutes the legal, valid and binding obligation of Pledgor, enforceable against Pledgor in accordance with its terms except as enforceability may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws relating to or limiting creditors' rights generally (regardless of whether such enforceability is considered in a proceeding in equity or at law) and subject to any limitation that may restrict Pledgee from selling, voting or exercising control over the Pledged Subsidiary without obtaining approval of the Insurance Commissioner; (iii) Pledgor has good title to all of the Pledged Shares and is the legal record and beneficial owner of each of the Pledged Shares (and will have good title to and be the legal record and beneficial owner of each other item of Pledged Collateral, including any Additional Pledged Securities), free and clear of all encumbrances except Pledgee's security interest hereunder; (iv) each of the Pledged Shares and Additional Pledged Securities is, or will be when acquired by Pledgor and pledged hereunder, duly and validly issued and fully paid and non-assessable, and there are no restrictions on the transfer of any thereof other than such restrictions as appear on the certificates or other instruments or writings representing them, or as are referred to in clause (ii) above or otherwise may be imposed under applicable law; (v) no action other than the delivery of each item of the Pledged Collateral to, and its continued possession by, Pledgee or any of its agents or nominees is necessary to maintain a perfected, first-priority security interest in such item in favor of Pledgee; and (vi) no authorizations, approvals or consents of, and no filings or registrations with, any governmental or regulatory authority or agency are necessary for the execution, delivery or performance by the Pledgor of this Agreement or for the validity or enforceability hereof, except those which have already been obtained and remain in full force and effect.

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

         3. NAMES IN WHICH PLEDGED SHARES AND ADDITIONAL PLEDGED SECURITIES MAY BE REGISTERED. Upon the occurrence of any Pledgor Default (as defined in Section 9 hereof), Pledgee shall be entitled to hold any or all of the Pledged Shares and Additional Pledged Securities in its own name, the name(s) of one or more of its nominees or the name of Pledgor endorsed or assigned in blank or in favor of Pledgee. With respect to any of the Pledged Shares and/or Additional Pledged Securities which Pledgee wishes to hold in its own

GTP2412 05/28/97 1312
name or the name of any nominee in accordance with this Section 3, Pledgee (acting in its own name and capacity or as Pledgor's attorney-in-fact pursuant to the power of attorney granted to Pledgee in Section 5 hereof) may have such Pledged Shares and Additional Pledged Securities registered accordingly on the books of the issuer(s) thereof, and Pledgor shall cooperate fully with Pledgee in causing such issuer(s) to effect such transfer and registration.

         4. VOTING RIGHTS; DISTRIBUTIONS, ETC. (a) Subject to Section 4(c), Pledgor shall be entitled to exercise any and all voting and/or consensual rights and powers accruing to an owner of the Pledged Shares and Additional Pledged Securities for any purpose not inconsistent with (A) the provisions of this Pledge Agreement and the Guaranty Agreement and applicable insurance and other law and (B) the preservation of the value of and Pledgee's security interest in the Pledged Collateral.

         (b) Subject to Section 4(c), and notwithstanding any other provision hereof to the contrary, Pledgor shall be entitled to receive and retain all cash dividends, interest and other cash distributions payable in respect of the Pledged Collateral to the extent that such distributions are permitted by law.

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

         (d) Upon the occurrence and during the continuance of a Pledgor Default and subject to Section 15, Pledgee may, in its own name and capacity or as Pledgor's attorney-in-fact, collect, receive, endorse and deposit all Additional Pledged Securities, money, cash proceeds, instruments and any and all other property which is or may at any time become payable in respect of any or all of the Pledged Collateral and which Pledgee is or may become entitled to receive under subsection (a) or (b) of this Section 4. All such property so received by Pledgee may be retained by Pledgee as additional Pledged Collateral, and (i) all money and other cash proceeds so received may be applied by Pledgee to payment of the Obligations in such order as Pledgee may elect, whether or not a Pledgor Default shall then be continuing, and (ii) during the continuance of a Pledgor Default, all other property so received may be sold or otherwise disposed of by Pledgee as provided in Section 10 hereof and the proceeds thereof applied as also provided in such Section. Any and all money and other property received by Pledgor contrary to the provisions of this Section 4 shall be held by Pledgor in trust for Pledgee, shall be segregated by Pledgor from Pledgor's other funds and property and shall promptly be delivered to Pledgee in exactly the form received by Pledgor, except for any necessary endorsements.

        5. PLEDGEE APPOINTED AS PLEDGOR'S ATTORNEY-IN-FACT. Subject to Section 15, Pledgor hereby appoints Pledgee as Pledgor's attorney-in-fact with full power in Pledgor's

GTP2412 05/28/97 1312
place and stead, in Pledgor's name or its own name and at Pledgor's expense, to execute, endorse and deliver any and all agreements, assignments, pledges, instruments and any other writings, and to take any and all other actions, which Pledgee may deem necessary or desirable to carry out the terms and effect the purposes of this Pledge Agreement and to exercise fully its rights and remedies hereunder. Pledgee may delegate any or all of such power to any of its officers, directors, employees, agents, nominees, stockholders and other representatives (hereinafter collectively called "Representatives") and to have any such Representative(s) exercise any such delegated power as substitute(s) for Pledgee. Pledgor hereby ratifies all that Pledgee and all such Representatives shall lawfully and properly do or cause to be done under this power of attorney, which power is coupled with an interest and shall be irrevocable until all Obligations have been satisfied and this Pledge Agreement has been terminated. So long as no Pledgor Default (as defined in Section 9 hereof) has occurred, Pledgee agrees to give Pledgor five business days prior notice of its intention to exercise the power of attorney granted hereby.

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

         8. LIMITATION OF PLEDGEE'S LIABILITY; REIMBURSEMENT OF EXPENSES AND INDEMNIFICATION. (a) Pledgor agrees that Pledgee shall have no obligation to take, or refrain from taking, any action with respect to the Pledged Collateral or Pledgor's rights and interests therein except for (i) the preservation and return of the Pledged Collateral in its possession as and to the extent provided, respectively, in Sections 7 and 14 hereof, (ii) the execution and delivery to Pledgor of certain instruments and other writings imposed by law and
(iii) compliance with insurance regulatory requirements, if any, described in
Section 15. Pledgor further agrees that neither Pledgee nor any of its Representatives shall have any liability to Pledgor, or to any person claiming rights against Pledgee by, through or under Pledgor, in any way arising out of or in connection with Pledgee's or any such Representative's administration of this Pledge Agreement or its exercise of any of its rights, power and remedies hereunder except for (i) Pledgee's or any such Representative's failure to take as and when required any of the actions referenced in the first sentence of this

GTP2412 05/28/97 1312

Section 8(a) or to account to Pledgor for those amounts of money and other property -- and only for those amounts -- which it actually receives in connection with such administration or exercise and which it is required to pay over to Pledgor or apply to the Obligations under any other provision hereof,
(ii) its failure to exercise reasonable care as and to the extent required in
Section 7 hereof or (iii) its negligence or willful misconduct.

         (b) Pledgor shall pay or reimburse Pledgee on demand for all costs and expenses (including without limitation reasonable attorneys' fees and legal expenses) paid or incurred by Pledgee in connection with (i) any amendment of this Pledge Agreement and (ii) the exercise and enforcement of any of Pledgee's rights, powers and remedies hereunder, including without limitation its right to perform Pledgor's covenants and agreements hereunder to the extent Pledgor fails to do so. Pledgor further agrees to indemnify, defend and hold harmless Pledgee, its Representatives, successors and assigns from and against any and all liabilities, claims, actions, losses, damages, taxes, penalties, fines, costs and expenses (including reasonable attorneys' fees and legal expenses) which in any way arise out of or in connection with any of the actions or matters with respect to which Pledgor has a payment or reimbursement obligation under this Section; PROVIDED, HOWEVER, that Pledgor shall have no obligation to indemnify Pledgee or any such Representative, successor or assign against any liabilities, claims, etc. resulting from such party's negligence or willful misconduct or its failure to exercise reasonable care as and to the extent required in Section 7 hereof. Until any reimbursement of costs or expenses or any indemnity payment required under this Section is received by Pledgee in cash or immediately available funds, the amount thereof shall bear interest at the rate specified in the Credit Agreement for delinquent payments, and such amount and such interest shall constitute part of the Obligations secured by the Pledged Collateral.

        9. PLEDGOR DEFAULTS. The following shall constitute a "Pledgor Default":
(i) Pledgor fails to perform or comply with any of its covenants or agreements hereunder; or (ii) a default or event of default occurs under the Guaranty Agreement.

         10. REMEDIES. (a) If a Pledgor Default has occurred and is continuing, Pledgee may at any time and from time to time exercise any and all rights and remedies available to it (i) hereunder and under the Guaranty Agreement and any other agreement or instrument then in effect between Pledgor and Pledgee and relating to the Obligations, including without limitation those rights and remedies set out in subsections (b) through (f) of this Section 10, and (ii) as a secured party under the Uniform Commercial Code as then in effect in the State of Illinois (the "Code") and under any other applicable law or rule of law or equity. Should Pledgee elect to proceed by action at law or in equity to foreclose its security interest in and sell any or all of the Pledged Collateral, Pledgor waives (to the extent permitted by law) any rights it may then have in connection therewith to require Pledgee to post bonds, sureties or collateral security or to demand possession of any such Pledged Collateral pending judgment therein.

         (b) Subject to Section 15 and to the extent permitted by federal and state securities laws, Pledgee may sell, assign, transfer, endorse and deliver all or, from time to time any

GTP2412 05/28/97 1312
part, of the Pledged Collateral at public or private sale, over the counter or at any broker's board or securities exchange, for cash, on credit or in exchange for other property, for immediate or future delivery, without advertisement or notice (except as provided in this subsection), and for such price and on such terms as Pledgee deems appropriate, PROVIDED only that all aspects of any such disposition are commercially reasonable within the requirements of Section 5/9-504 of the Code, as defined and supplemented by the standards and agreements set forth herein. Pledgor agrees that to the extent notice of the time and place of any such public sale, or of the time after which Pledgee intends to make any such private sale or other disposition, is required under the Code, such notice shall be deemed commercially reasonable if transmitted by any of the means described in the Guaranty Agreement not less than 15 days prior thereto. Pledgee shall not be obligated to effect any sale of any or all of the Pledged Collateral, whether or not notice thereof has been given, and may adjourn any public or private sale from time to time by announcement at the time and place fixed for such sale, and such sale may be held without further notice at the time and place to which it was so adjourned.

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

         (d) Pledgor agrees and acknowledges that requiring the issuer(s) of the securities included in the Pledged Collateral to register such securities under applicable provisions of federal and state securities laws would not be practicable and therefore could not be deemed commercially reasonable. Pledgor further agrees and acknowledges that in order to comply with applicable federal and state securities laws without effecting such registration, Pledgee may be required: (i) to sell or otherwise dispose of any or all of the Pledged Collateral at one or more private rather than public sales and (ii) to limit the prospective purchasers at such sale(s) to persons who will represent and agree that they are purchasing the securities they intend to acquire for their own account for investment and not with a view to the distribution or sale thereof, and who will be compelled to accept stringent restrictions on their ability to dispose of such securities. Accordingly, Pledgor agrees that: (i) Pledgee shall not incur any liability to Pledgor by reason of the fact that the price obtained for any or all the Pledged Collateral at such private sale(s) to investors restricted as provided above may be less than the price which might be obtained therefor at a public sale or unrestricted private sale and (ii) any and all private sales shall be deemed commercially reasonable even if (A) the amount received is less than the then-outstanding amount of the Obligations and/or (b) even if Pledgee accepts the first offer received or does not offer all or any part of the Pledged Collateral to more than one prospective purchaser, unless the sale in question is conducted in bad faith or in a manner manifestly unreasonable for sales of that type.

        (e) In case of any sale by the Pledgee of any item(s) of the Pledged Collateral on

GTP2412 05/28/97 1312
credit or for future delivery, such item(s) may be retained by the Pledgee until the selling price is paid by the purchaser(s) thereof, but the Pledgee shall incur no liability in case of failure of the purchaser to take up and pay for such item(s). In case of any such failure, such item(s) may be sold again upon notice, to the extent required by law, as provided in subsection (b) of this
Section 10.

         (f) The proceeds of the sale or other disposition of the Pledged Collateral shall be applied first, to that part of the Obligations consisting of Pledgee's expenses (including without limitation reasonable attorneys' fees and legal expenses) in preparing for disposition and disposing of the Pledged Collateral and, to the extent not previously reimbursed by Pledgor and exercising and enforcing its rights, powers and remedies hereunder, and second, to the satisfaction of the then outstanding amount of Pledgor's indebtedness under the Guaranty Agreement and of all other Obligations then remaining unpaid. Pledgee shall account for and pay to Pledgor any surplus and Pledgor shall be liable to Pledgee for any deficiency.

         11. AMENDMENTS, ETC. No provision of this Pledge Agreement may be amended, modified, supplemented or waived, and no consent to any departure therefrom by Pledgor may be given, except by a writing duly executed and delivered by the parties hereto, and any such amendment, modification, supplement or waiver shall be effective only as and to the extent provided therein.

         12. CUMULATIVE REMEDIES; NO WAIVERS BY PLEDGEE. All rights, powers and remedies of Pledgee (i) under this Pledge Agreement and the Guaranty Agreement and under any other agreements, instruments and other writings now or hereafter existing between Pledgor and Pledgee and relating to the Obligations, and (ii) under the Code and other applicable law, are cumulative and except as otherwise provided by law or in such agreements may be exercised concurrently or in any order of succession. Pledgee's failure to exercise or delay in exercising any of such rights, powers and remedies shall not constitute or imply a waiver thereof, nor shall Pledgee's single or partial exercise of any such right, power or remedy preclude its other or further exercise thereof, or the exercise of any other right, power or remedy. Pledgee's cure of any Pledgor Default shall not constitute a waiver thereof, and its waiver of one Pledgor Default shall not constitute a waiver of any subsequent Pledgor Default.

        13. PLEDGOR'S WAIVERS. Pledgor agrees that Pledgee's security interest in the Pledged Collateral shall be absolute and unconditional regardless of the existence or occurrence of, and expressly waives any defense or discharge which might otherwise arise from, any of the following:

        (i) any lack of validity or enforceability of this Pledge Agreement, the Guaranty Agreement, the Credit Agreement or any other agreement or instrument relating hereto or thereto or otherwise relating to the Obligations;

        (ii) any change in the time, manner or place of payment of, or in any other

GTP2412 05/28/97 1312
terms of, any or all of the Obligations, or any other amendment or waiver of, or any consent to departure from, this Pledge Agreement or the Guaranty Agreement, the Credit Agreement or any other agreement, instrument or other writing now or hereafter existing between Pledgor and Pledgee and relating to the Obligations;

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

         14. TERMINATION; RELEASE OF PLEDGED COLLATERAL. This Agreement and the security interest granted hereunder shall terminate on the date on which all Obligations have been fully satisfied. Pledgee shall thereupon reassign and redeliver (or cause to be reassigned and redelivered) to Pledgor or such person(s) as Pledgor shall designate, against due execution and delivery by Pledgor or such person(s) of a receipt therefor satisfactory to Pledgee in form and substance, such items of the Pledged Collateral (if any) as are then held by Pledgee or its Representatives, together with appropriate instruments of reassignment and release. Any such reassignment shall be without recourse to or warranty by Pledgee or any such Representative and at the expense of Pledgor.

         15. INSURANCE REGULATORY REQUIREMENTS. Anything in this Agreement to the contrary notwithstanding, Pledgee may not exercise any of the rights or powers described in Sections 4, 5 and 10 hereof or otherwise foreclose upon or sell the Pledged Shares or the Additional Pledged Securities, unless and until the Pledgee (and, in the cases of a sale of the Pledged Shares or the Additional Pledged Securities, the purchaser thereof) has complied, to the extent legally required, with all filing requirements of all applicable laws of the jurisdiction regulating the acquisition of voting securities or control of any insurance company, and the acquisition of the Pledged Collateral and the Additional Pledged Securities and control of any Pledged Subsidiary by the Pledgee hereunder (or by the purchaser in any such sale) has, to the extent legally required, been duly approved in accordance with all applicable statutory and regulatory requirements and any other applicable laws.

        16. NOTICES. All notices, requests, directions, consents, waivers and other communications hereunder shall be in writing and shall be transmitted by the means and to the addresses from time to time specified in the Guaranty Agreement.

        17. BINDING AGREEMENT; ASSIGNMENT. This Agreement shall be binding upon and

GTP2412 05/28/97 1312
inure to the benefit of the parties hereto and their respective successors and assigns; PROVIDED, HOWEVER, that Pledgor shall not assign or otherwise transfer any of its obligations, rights or interests hereunder without the prior written consent of Pledgee.

         18. GOVERNING LAW; SEVERABILITY. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois. Wherever possible each provision of this Pledge Agreement shall be construed in such manner as to be valid and enforceable under applicable law, but if any provision hereof shall be deemed invalid or unenforceable to any extent in any jurisdiction, such provision shall be ineffective only to the extent of such invalidity or unenforceability without invalidating or rendering unenforceable the remainder of such provision or any of the other provisions hereof, and any such invalidity or unenforceability in one jurisdiction shall not render such provision ineffective in any other jurisdiction.

         19. JURISDICTION; IMMUNITIES. (a) The Pledgor hereby irrevocably submits to the jurisdiction of any Illinois State or United States Federal court sitting in Chicago, Illinois over any action or proceeding arising out of or relating to this Pledge Agreement, and the Pledgor hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such Illinois State or Federal court. The Pledgor irrevocably consents to the service of any and all process in any such action or proceeding by the mailing of copies of such process to the Pledgor at its address specified in Section 9.6 of the Credit Agreement. The Pledgor agrees that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any other manner provided by law. The Pledgor further waives any objection to venue in such State and any objection to an action or proceeding in such State on the basis of forum non conveniens. The Pledgor further agrees that any action or proceeding brought against the Pledgee shall be brought only in Illinois State or United States Federal courts sitting in Chicago, Illinois.

         (b) Nothing in this Section shall affect the right of the Pledgee to serve legal process in any other manner permitted by law or affect the right of the Pledgee to bring any action or proceeding against the Pledgor or its Property in the courts of any other jurisdictions.

         20. TITLES; COUNTERPARTS. Section titles are for convenience only and shall not define, limit, amplify, supplement or otherwise modify or affect the substance or intent of this Pledge Agreement or any provision hereof. This Pledge Agreement may be executed in two or more counterparts, each of which shall when executed by both parties be deemed to be an original but all of which together shall constitute one and the same agreement.

GTP2412 05/28/97 1312

         IN WITNESS WHEREOF, each of the parties hereto has caused this Pledge Agreement to be duly executed by its respective authorized officer as of the date first above written.

                                                       WESTBRIDGE CAPITAL CORP.

                                                 By:
                                                 Name:
                                                 Title:

                                                       LASALLE NATIONAL BANK

                                                 By:
                                                 Name:
                                                 Title:

GTP2412 05/28/97 1312

                                                                    ATTACHMENT A

                             ISSUED AND OUTSTANDING SHARES
                                   OF CAPITAL STOCK
NAME OF ISSUER                      NO. OF SHARES                  CERTIFICATE
NO.(S)

GTP2412 05/28/97 1312

                                                                    Exhibit 10.4
                               SECURITY AGREEMENT

         SECURITY AGREEMENT, dated as of June 26, 1997, made by Westbridge Funding Corporation (the "Debtor"), a Delaware corporation, for the benefit of LaSalle National Bank (the "Secured Party"), a national banking association, and its successors and assigns.

         PRELIMINARY STATEMENT. The Secured Party has entered into a Credit Agreement dated as of June 6, 1997 (the "Credit Agreement") with the Debtor. Capitalized terms defined in the Credit Agreement and not otherwise defined herein are used herein as defined in the Credit Agreement.

         NOW, THEREFORE, in consideration of the premises and in order to induce the Secured Party to extend the financing contemplated by the Credit Agreement, the Debtor hereby agree as follows:

         SECTION 1. GRANT OF SECURITY. The Debtor hereby assigns and pledges to the Secured Party and hereby grants to the Secured Party a continuing security interest in, all of the Debtor's right, title and interest in and to the following assets (the "Collateral"):

        (a) all Agent Receivables (as hereinafter defined) now owned or hereafter acquired by the Debtor wherever located,

        (b) the Assigned Commissions now or hereafter existing, and all of Debtor's rights in, to and under all other collateral security therefor and all guarantees thereof,

        (c) amounts deposited from time to time by any Eligible Seller in any deposit account maintained by such Eligible Seller in the name of the Debtor pursuant to the terms of the Receivables Purchase Agreement,

        (d) all other accounts, contract rights, chattel paper, instruments, general intangibles and other obligations of any kind now or hereafter acquired by the Debtor pursuant to the terms of a Receivables Purchase Agreement,

        (e) all rights now or hereafter existing in and to all security agreements, and other contracts securing or otherwise relating to any property described in clauses (a), (b), (c) and (d) above,

        (f) the Receivables Purchase Agreements,

        (g) all moneys and property of any kind, now or at any time or times hereafter, in

GTP2438 06/05/97 1326
        the possession or under the control of the Secured Party, any bank or a bailee of Secured Party or any bank, or otherwise, including, without limitation, the Pledged Account and the Cash Collateral Account;

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

GTP2438 06/05/97 1326

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

                  (b) The Debtor hereby authorizes the Secured Party to file one or more

GTP2438 06/05/97 1326
financing or continuation statements and amendments thereto, relative to all or any part of the Collateral without the signature of the Debtor where permitted by law.

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

                  (c) In addition to any other notices required pursuant to this Agreement or the Credit Agreement, the Debtor will promptly advise the Secured Party in reasonable detail (i) of the assertion or imposition of any claim, lien, security interest or other encumbrance against any or all of the Collateral; (ii) of any material adverse change in the composition of the Collateral; (iii) concerning the commencement of or any material development in any investigation of the Debtor, or any administrative or judicial proceeding against Debtor, by any governmental authority if such investigation or proceeding may result in the imposition of any Lien against the Collateral or any part thereof (whether or not any such Lien has then

GTP2438 06/05/97 1326
been claimed or asserted); and (iv) concerning any other event reasonably likely to have a material adverse effect on the aggregate value of the Collateral and/or on the perfection and/or priority of the Secured Party's security interest therein.

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

GTP2438 06/05/97 1326

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

                  (b) The Debtor agrees to reimburse the Secured Party for any and all reasonable expenses, including the reasonable fees and disbursements of its counsel and of any experts and agents, which the Secured Party may incur in connection with (i) the exercise or enforcement of any of the rights hereunder or (ii) the failure by the Debtor to perform or observe any of the provisions hereof.

         SECTION 13. AMENDMENTS, ETC. No amendment or waiver of any provision of this Agreement nor consent to any departure by the Debtor herefrom shall in any event be effective unless the same shall be in writing and signed by the Secured Party and the Debtor, and then such waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. No release of any amount of Collateral shall be effective unless the same shall be in writing and signed by the Secured Party and the Debtor, and then

GTP2438 06/05/97 1326
such release shall be effective only in the specific instance and for the specific purpose for which given.

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

         SECTION 16. GOVERNING LAW; TERMS. This Agreement shall be governed by and construed in accordance with the laws of the State of Illinois, except as required by mandatory provisions of law and except to the extent that the validity or perfection of the security interest hereunder, or remedies hereunder, in respect of any particular Collateral are governed by the laws of a jurisdiction other than the State of Illinois. Unless otherwise defined herein, or mandated by the preceding sentence, terms used in Article 9 of the Code in the State of Illinois are used herein as therein defined.

GTP2438 06/05/97 1326

         IN WITNESS WHEREOF, each party has caused this Agreement to be duly executed and delivered by its officer thereunto duly authorized as of the date first above written.

                                             WESTBRIDGE FUNDING CORPORATION

                                         By:
                                       Name:
                                      Title:

                                    Address for Notices:
                                              777 Main Street
                                              Fort Worth, Texas 76102
                                              Attn: Chief Financial Officer
                                              Telecopier No.: (817) 878-3880

                                    With a copy to:

                                    Milbank, Tweed, Hadley & McCloy
                                    1 Chase Manhattan Plaza
                                    New York, NY 10005-1413
                                    Attn: Robert S. Reder, Esq.
                                    Telecopier No.: (212) 530-5219

                                    LASALLE NATIONAL BANK

                                        By:
                                      Name:
                                     Title:

                                    Address for Notices:
                                              135 South LaSalle Street
                                              Chicago, Illinois  60603
                                              Attn:   Janet R. Gates
                                              Telecopier No.: (312) 904-8189

                                    With a copy to:

                                    Stephen W. Schwab, Esq.
                                    Rudnick & Wolfe
                                    203 North LaSalle Street, Suite 1800
                                    Chicago, Illinois 60601-1293
                                    Telecopier No.: (312) 236-7516

GTP2438 06/05/97 1326

                                                                    Exhibit 10.5
                           SECOND AMENDED AND RESTATED

                     RECEIVABLES PURCHASE AND SALE AGREEMENT

                  This Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 26, 1997 (this "AGREEMENT"), is entered into by and between National Foundation Life Insurance Company, a Delaware corporation ("NFL"), National Financial Insurance Company, a Texas corporation ("NFIC"), American Insurance Company of Texas, a Texas corporation ("AICT"), Freedom Life Insurance Company of America, a Mississippi corporation ("FLICA") (each of NFL, NFIC, AICT and FLICA, and any additional party added pursuant to SECTION 5.12 is referred to herein as a "SELLER" and are collectively referred to herein as the "SELLERS"), and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER"). Capitalized terms not otherwise defined herein shall have the meanings set forth in SECTION 1.1.

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

                  WHEREAS, pursuant to the Receivables Purchase and Sale Agreement, dated as of November 15, 1995, as amended by the Amended and Restated Receivables Purchase and Sale Agreement, dated as of November 16, 1996 (the "Original Agreement"), the Sellers agreed to sell to the Purchaser, and, subject to the terms and conditions set forth therein, the Purchaser agreed to purchase from the Sellers, from time to time on a non-recourse basis, all of each Seller's right, title and interest in, to and under their respective Agent Receivables;

                  WHEREAS, in connection with such sale of Agent Receivables and as collateral for the repayment thereof, the Sellers agreed to assign to the Purchaser, and the Purchaser agreed to assume, all of each Seller's rights in, to and under all guarantees thereof and all collateral security therefor, including, without limitation, the Assigned Commissions and Agent Contract Rights (each as defined below); and

                  WHEREAS, the Sellers and Purchaser desire to (i) further amend the Original Agreement to, among other things,

M&A\52031_3  08/12/97  17:10pm
extend the Purchase Termination Date and (ii) restate the Original Agreement in its entirety;

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

                  "BUSINESS DAY" means any day on which commercial banks are open for business in the States of Illinois and Texas.

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

                  "PERSON" means any individual, partnership, corporation, limited liability company, business trust, joint

M&A\52031_3  08/12/97  17:10pm
stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

                  "PURCHASE TERMINATION DATE" means June 5, 2000 or such later date as the parties to this Agreement mutually agree.

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

                  (b)  On each Closing Date:

                  (i) each Seller shall deliver to the Purchaser an Assignment substantially in the form of EXHIBIT A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent Receivable outstanding as of the Cut-Off Date immediately prior to such Closing Date and being purchased from such Seller on the applicable Closing Date, (B) the outstanding amount of each such Agent Receivable as of such Cut-Off Date, and (C) the Assigned Commissions and Agent Contract Rights relating to each such Agent Receivable which have not been previously assigned by each Seller; and

                  (ii) the Purchaser shall deliver to each Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Seller

M&A\52031_3  08/12/97  17:10pm
         on such date, such amount to be mutually agreed upon among Sellers and Purchaser and equal to or greater than 90% of the aggregate amount of such Agent Receivables as of the Cut-Off Date.

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

M&A\52031_3  08/12/97  17:10pm

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

                  (c) Promptly following each calendar quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. Not later than the fifteenth day of each

M&A\52031_3  08/12/97  17:10pm
calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent Obligor's obligations under the respective Agent Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

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

                  Section 3.4. FURTHER ASSURANCES. At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, each of the Sellers shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Agent Receivables and Assigned Commissions and Agent Contract Rights relating thereto, and, to the full extent permitted by law, to

M&A\52031_3  08/12/97  17:10pm
cause each of the Sellers to fulfill its obligations under this Agreement, including, without limitation, the execution of any financing statements or continuation statements relating to Agent Receivables or Assigned Commissions or Agent Contract Rights for filing under the provisions of the Uniform Commercial Code of any applicable jurisdiction.

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

M&A\52031_3  08/12/97  17:10pm

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

                  Section 5.3. WAIVER. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement

M&A\52031_3  08/12/97  17:10pm
or by Law or otherwise afforded, will be cumulative and not alternative.

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

                  Section 5.11. SELLERS' OBLIGATIONS. Notwithstanding that all sales of Agent Receivables pursuant to SECTION 2.1 of this Agreement will be on a non-recourse basis, nothing contained herein shall be construed to relieve any Seller from liability for any misrepresentation, breach of warranty or nonfulfillment of or failure to perform any covenant or agreement on its part

M&A\52031_3  08/12/97  17:10pm
contained in ARTICLE IV. Each Seller understands that the Purchaser intends to assign to and grant to a lending institution or institutions a security interest in all of its rights, title and interest to this Agreement. Each Seller hereby consents to such assignment and grant, and further agrees that all representations, warranties, covenants and agreements of such Seller made herein shall also be for the benefit of and inure to such lending institution or institutions and all holders from time to time of notes issued by Purchaser to such institution or institutions.

                  Section 5.12. ADDITIONAL SELLERS. From time to time with the consent of Purchaser, additional insurance companies which are affiliates of Purchaser may become a party to this Agreement by executing and delivering to Purchaser a counterpart to the Agreement. Such delivery shall be deemed (a) to amend the Agreement to include the insurance company affiliate as a party to the Agreement, (b) to bind such insurance company affiliate to, and require it to comply with, all applicable provisions of the Agreement, and (c) to entitle such insurance company affiliate to all rights under, and subject it to the terms and conditions of, the Agreement as if such insurance company affiliate were an original signatory thereto.

                  Section 5.13. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

M&A\52031_3  08/12/97  17:10pm

                  IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party as of the date first above written.

                                        SELLERS:
                                        NATIONAL FOUNDATION LIFE INSURANCE
                                           COMPANY
                                        By:
                                        Name:  Patrick J. Mitchell
                                        Title: President

                                        Address for Notices:
                                        777 Main Street
                                        Suite 900
                                        Fort Worth, Texas  76102

                                        NATIONAL FINANCIAL INSURANCE
                                           COMPANY
                                        By:
                                        Name:  Patrick J. Mitchell
                                        Title: President

                                        Address for Notices:
                                        777 Main Street
                                        Suite 900
                                        Fort Worth, Texas  76102

                                        AMERICAN INSURANCE COMPANY OF TEXAS
                                        By:
                                        Name:  Patrick J. Mitchell
                                        Title: President

                                        Address for Notices:
                                        777 Main Street
                                        Suite 900
                                        Fort Worth, Texas  76102

M&A\52031_3  08/12/97  17:10pm

                                        FREEDOM LIFE INSURANCE COMPANY OF
                                           AMERICA
                                        By:
                                        Name:  Patrick J. Mitchell
                                        Title: President

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

M&A\52031_3  08/12/97  17:10pm

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

                  The terms Seller, Agent Receivables, Assigned Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 26, 1997 between National Foundation Life Insurance Company, a Delaware corporation, National Financial Insurance Company, a Texas corporation, American Insurance Company of Texas, a Texas corporation, Freedom Life Insurance Company of America, a Mississippi corporation and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER").

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

M&A\52031_3  08/12/97  17:10pm

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

                  IN WITNESS WHEREOF, the undersigned has caused its duly authorized officer to execute this Assignment on this ______ day of _________,
____.

                                          [SELLER]

                                           By:____________________________
                                                        Name:
                                                        Title:

M&A\52031_3  08/12/97  17:10pm

                                                                 SCHEDULE 4.1(C)

1. General Agent's Agreement, dated April 5, 1976 by and between NFL and Phillip David Elkins of Little Rock Arkansas. (Pursuant to section 10, NFL must obtain, and has obtained, prior written consent to assign this Agreement.)

M&A\52031_3  08/12/97  17:10pm

                                                                    Exhibit 10.6
                              AMENDED AND RESTATED
                          NON-INSURANCE COMPANY SELLERS

                     RECEIVABLES PURCHASE AND SALE AGREEMENT

                  This Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 26, 1997 (this "AGREEMENT"), is entered into by and between American Senior Security Plans, L.L.C. ("ASSP"), Freedom Marketing Inc., a Texas corporation ("FREEDOM"), Health Care-One Insurance Agency, Inc., a California corporation ("HCO"), Health Care One Marketing Group Inc., a Texas corporation ("HCO MARKETING"), LSMG, Inc., a Texas corporation ("LSMG"), Senior Benefits of Texas, Inc., a Texas corporation ("SBT"), and Westbridge Marketing Corporation, a Delaware corporation ("WMC") (each of ASSP, Freedom, HCO, HCO Marketing, LSMG, SBT and WMC and any additional party added pursuant to SECTION 5.12 is referred to herein as a "NONINSURANCE COMPANY SELLER" and are collectively referred to herein as the "NON-INSURANCE COMPANY SELLERS"), and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER"). Capitalized terms not otherwise defined herein shall have the meanings set forth in SECTION 1.1.

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

                  WHEREAS, pursuant to the Non-Insurance Company Sellers Receivables Purchase and Sale Agreement dated as of November 14, 1996 (the "ORIGINAL AGREEMENT"), the Non-Insurance Company Sellers agreed to sell to the Purchaser, and, subject to the terms and conditions set forth therein, the Purchaser agreed to purchase from the Non-Insurance Company Sellers, from time to time on a full recourse basis, all of each Non-Insurance Company Seller's right, title and interest in, to and under their respective Agent Receivables;

M&A\52098_4  08/12/97  17:12pm

                  WHEREAS, in connection with such sale of Agent Receivables and as collateral for the repayment thereof, the NonInsurance Company Sellers agreed to assign to the Purchaser, and the Purchaser agreed to assume, all of each Non-Insurance Company Seller's rights in, to and under all guarantees thereof and all collateral security therefor, including, without limitation, the Assigned Commissions and Agent Contract Rights (each as defined below) and the Insurance Company Receivables; and

                  WHEREAS, the Sellers and Purchaser desire to (i) amend the Original Agreement to, among other things, extend the Purchase Termination Date and (ii) restate the Original Agreement in its entirety;

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

                                    ARTICLE I

                               CERTAIN DEFINITIONS

                  Section 1.1. Definitions. The following terms shall have the definitions set forth below:

                  "AGENCY CONTRACTS" means the agreements identified on Schedule 1 hereto between the Non-Insurance Company Sellers and the insurance companies identified therein.

                  "AGENT CONTRACT RIGHTS" means all of each Non-Insurance Company Seller's rights under each contract, financing agreement, note, instrument, or other agreement by which any Agent Obligor is bound to make payments to such Non-Insurance Company Seller to repay advances of first-year Commissions made by such NonInsurance Company Seller to such Agent Obligor or any other Agent Obligor and to pay interest and/or other finance charges to the Non-Insurance Company Seller.

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

                  "BUSINESS DAY" means any day on which commercial banks are open for business in the States of Illinois and Texas.

                  "COLLECTIONS" means all the payments and collections received by a Non-Insurance Company Seller, from time to time, in respect of Insurance Company Receivables.

M&A\52098_4  08/12/97  17:12pm

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

                  "PURCHASE TERMINATION DATE" means June 5, 2000 or such later date as the parties to this Agreement mutually agree.

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

                  (b)  On each Closing Date:

M&A\52098_4  08/12/97  17:12pm

                  (i) each Non-Insurance Company Seller shall deliver to the Purchaser an Assignment substantially in the form of EXHIBIT A hereto, dated the Closing Date, which specifies in reasonable detail (A) each Agent Receivable outstanding as of the Cut-Off Date relating to such Closing Date and being purchased from such Non-Insurance Company Seller on the applicable Closing Date, (B) the outstanding amount of each such Agent Receivable as of such Cut-Off Date, and (C) the Assigned Commissions, Agent Contract Rights and Insurance Company Receivables relating to each such Agent Receivable which have not been previously assigned by each NonInsurance Company Seller; and

                  (ii) the Purchaser shall deliver to each Non-Insurance Company Seller, in immediately available funds, the aggregate purchase price for the Agent Receivables being purchased from such Non-Insurance Company Seller on such date, such amount to be mutually agreed upon among Sellers and Purchaser and equal to or greater than 90% of the aggregate amount of such Agent Receivables as of the Cut-Off Date.

                  (c) (i) the obligations of the Non-Insurance Company Sellers and the Purchaser to consummate the sale and purchase of any Agent Receivables on each Closing Date shall be subject to the satisfaction of the following conditions: (A) the transactions contemplated by this Agreement not being prohibited by or in conflict with any applicable law, order, decree or governmental regulation; and (B) the receipt and continued effectiveness of all consents, approvals and actions of, filings with and notices to any third party, including, without limitation, any governmental or regulatory authority, necessary to permit the NonInsurance Company Sellers and the Purchaser to perform their respective obligations under this Agreement and to consummate the transactions contemplated hereby, all in form and substance reasonably satisfactory to the Purchaser and the Non-Insurance Company Sellers, as applicable; and

                  (ii) the obligations of the Purchaser to consummate the purchase of Agent Receivables on each Closing Date shall be subject to the Purchaser having available sufficient funds to pay the purchase price on such Closing Date.

                  (d) Prior to selling Agent Receivables hereunder, each Non-Insurance Company Seller shall deliver to the Purchaser a UCC-1 financing statement of the Purchaser as secured party/assignee and such Non-Insurance Company Seller as the debtor/assignor with respect to the Agent Receivables, and the Assigned Commissions and Agent Contract Rights relating thereto, and the Insurance Company Receivables to be assigned by such NonInsurance Company Seller hereunder.

M&A\52098_4  08/12/97  17:12pm

                  Section 2.3. SECURITY INTEREST. The parties hereto agree that this Agreement is intended to constitute the sale of and shall transfer ownership to the Purchaser of all right, title and interest of each Non-Insurance Company Seller in, to and under the Agent Receivables sold hereunder. In addition, the parties hereto agree that (a) this Agreement constitutes a grant by each Non-Insurance Company Seller to the Purchaser of a perfected first priority security interest in all of such NonInsurance Company Seller's right, title and interest in, to and under each Agent Receivable sold hereunder and the Insurance Company Receivables, including, without limitation, all interest accrued or accruing thereon, all monies due and to become due thereunder, all guarantees thereof, all collateral security therefor (including, without limitation, all Assigned Commissions and Agent Contract Rights), and all "proceeds" (as defined in Section 9-306 of the Uniform Commercial Code as in effect in the applicable jurisdiction) thereof, in each case, whether now existing or hereafter arising, (b) such security interest is intended to secure, without limitation, all now and hereafter outstanding obligations of each Non-Insurance Company Seller to the Purchaser and (c) this Agreement shall constitute a security agreement under applicable law.

                  Section 2.4. GUARANTY. Each Non-Insurance Company Seller hereby unconditionally guarantees to the Purchaser the full and punctual payment of the Agent Receivables sold by it hereunder. This guaranty is an absolute, unconditional and continuing guaranty of the full and punctual payment not later than the Revolving Loan Termination Date (as such term is defined in the Credit Agreement dated as of June 6, 1997 between the Purchaser and LaSalle National Bank, as amended) of each of the Agent Receivables sold by it hereunder, and is in no way conditioned upon any requirement that the Purchaser first attempt to collect payment from the Agent Obligor or any other guaranty or surety or resort to any security or other means of obtaining payment of all or any part of the Agent Receivables sold by it hereunder or upon any other contingency. Each Non-Insurance Company Seller hereby waives all demands or notices of any nature which may otherwise be required to cause payment of such Agent Receivables to be due and payable.

                  (b) If after receipt of any payment of all or any part of the Agent Receivables, Purchaser is compelled to surrender or voluntarily surrenders such payment to any person because such payment is or may be avoided or set aside as a preference, fraudulent conveyance, impermissible set-off or for any other reason, then the Agent Receivables or part thereof affected shall be reinstated and continue and the obligations of each NonInsurance Company Seller under this SECTION 2.4 shall continue in full force as to such Agent Receivables or part thereof as if such payment had not been received. The provisions of this
SECTION 2.4(B) shall survive the termination of provisions of this Agreement and any satisfaction and discharge of Purchaser by virtue of any payment, court order or any federal or state law.

M&A\52098_4  08/12/97  17:12pm

                  (c) The obligations and liabilities of each NonInsurance Company Seller under this SECTION 2.4 shall be absolute and unconditional, shall not be subject to any counterclaim, set-off, deduction or defense based upon any claim such Non-Insurance Company Seller may have against the Purchaser or any other person or entity, and shall remain in full force and effect until such obligations and liabilities and all Agent Receivables of the NonInsurance Company Seller have been fully satisfied, without regard to, or release or discharge by, any event, circumstance or condition (whether or not the Non-Insurance Company Seller shall have knowledge of notice thereof) which but for the provisions of this Section might constitute a legal or equitable defense or discharge of a guarantor or surety or which might in any way limit recourse against the Non-Insurance Company Seller, including without limitation (a) any amendment, modification or extension of or supplement to the terms of this Agreement or any other agreement, instrument or other writing relating to the Agent Receivables or (b) any waiver, consent or indulgence by Purchaser, or any exercise or non-exercise by Purchaser of any right, power or remedy, under or in respect o this Agreement, or any other agreements, instruments or writings relating to the Agent Receivables (whether or not such Non-Insurance Company Seller has notice or knowledge of any such action or inaction).

                  (d) As collateral to further secure full performance and payment by each Non-Insurance Company Seller of all now and hereafter outstanding obligations of such Non-Insurance Company Seller under this SECTION 2.4, each Non-Insurance Company Seller grants to the Purchaser a first priority security interest in all of such Non-Insurance Company Seller's right, title and interest in and to all commissions, policy fees, service fees, and reversions or claims therefor and all other amounts due such NonInsurance Company Seller, whether accrued or accruing, under the agreement(s) identified on Schedule 1 hereto (the "AGENCY CONTRACTS"), and all rights and benefits of such Non-Insurance Company Seller under such Agency Contracts with respect to the collection and payment of such commissions, policy fees service fees and reversion, and the "proceeds" (as defined in Section 9- 306 of the Uniform Commercial Code as in effect in the applicable jurisdiction) of the conversion, voluntary or involuntary, of the foregoing into cash or other liquidated property. This SECTION 2.4(D) shall constitute a security agreement under applicable law. Prior to the initial Closing Date, each NonInsurance Company Seller shall deliver to the Purchaser a UCC-1 financing statement in form and substance legally sufficient to perfect the Purchaser's security interest in the applicable Agency Contracts as described in this SECTION 2.4(D), and naming the Purchaser as secured party and such Non-Insurance Company Seller as the debtor.

M&A\52098_4  08/12/97  17:12pm

                                   ARTICLE III

                              ADDITIONAL COVENANTS

                  Section 3.1. APPOINTMENT OF NON-INSURANCE COMPANY SELLERS AS SERVICING AGENTS. The Purchaser hereby appoints each Non-Insurance Company Seller, and each Non-Insurance Company Seller hereby accepts such appointment, as the Purchaser's agent to service, administer and collect the Agent Receivables sold by it hereunder and the Assigned Commissions and Insurance Company Receivables assigned by it hereunder (in such capacity, each NonInsurance Company Seller is referred to herein as a "SERVICING AGENT") pursuant to the terms of this SECTION 3.1.

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

                  (c) Promptly following each calendar quarter, each Servicing Agent shall reconcile the aggregate Collected Commissions received by it to the amount of Assigned Commissions which should have been received by it in repayment of Agent Receivables. To the extent necessary and in accordance with the Agent Contract Rights relating to such Agent Receivables, each Servicing Agent shall take such steps as shall be necessary to

M&A\52098_4  08/12/97  17:12pm
recover from each Agent Obligor any shortfall in the repayment of Agent Receivables. Not later than the fifteenth day of each calendar month, each Servicing Agent will (i) furnish or cause to be furnished to the Purchaser a statement setting forth a detailed itemization of the amounts which it has recovered in respect of shortfalls in the repayment of Agent Receivables and such other information as the Purchaser may reasonably request; and (ii) pay to the Purchaser such recovered amounts, together with any and all interest received thereon during the period for which such recovered amounts were held by such Servicing Agent. The Purchaser hereby authorizes each Servicing Agent to enforce each Agent Obligor's obligations under the respective Agent Receivables and related Agent Contract Rights and to collect all amounts due under the Agent Receivables sold by it hereunder, including, without limitation, endorsing any instruments representing Collections.

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

                  Section 3.4. FURTHER ASSURANCES. At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, each of the Non-Insurance Company Sellers shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to,

M&A\52098_4  08/12/97  17:12pm
all of the Agent Receivables and Assigned Commissions and Agent Contract Rights relating thereto and the Insurance Company Receivables, and, to the full extent permitted by law, to cause each of the Non-Insurance Company Sellers to fulfill its obligations under this Agreement, including, without limitation, the execution of any financing statements or continuation statements relating to Agent Receivables or Assigned Commissions, Agent Contract Rights or Insurance Company Receivables for filing under the provisions of the Uniform Commercial Code of any applicable jurisdiction.

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

                  (b) on the Cut-Off Date relating to the sale of Agent Receivables hereunder, each Insurance Policy sold by such NonInsurance Company Seller giving rise to such Agent Receivables is a valid, binding and legally enforceable obligation of an insurance company and such Non-Insurance Company Seller had all requisite authority and capacity to issue or sell such Insurance Policy and no such Insurance Policy violates any applicable law or contravenes any other agreement to which it is subject.

                  (c) the execution and delivery of this Agreement by it, and the performance by it of its obligations hereunder, have been duly authorized by all necessary corporate and other action and do not and, subject to receipt of the consents set forth in SCHEDULE 4.1(C), will not require any consent or approval not

M&A\52098_4  08/12/97  17:12pm
heretofore obtained of any governmental authority or other
Person.

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

                  Section 5.3. WAIVER. Any term or condition of this Agreement may be waived at any time by the party that is entitled to the benefit thereof, but no such waiver shall be effective unless set forth in a written instrument duly executed by or on behalf of the party waiving such term or condition. No waiver by any party of any term or condition of this Agreement, in any one

M&A\52098_4  08/12/97  17:12pm
or more instances, shall be deemed to be or construed as a waiver of the same or any other term or condition of this Agreement on any future occasion. All remedies, either under this Agreement or by Law or otherwise afforded, will be cumulative and not alternative.

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

                  Section 5.11.  NON-INSURANCE COMPANY SELLERS'
OBLIGATIONS. Each Non-Insurance Company Seller understands that the Purchaser intends to assign to and grant to a lending

M&A\52098_4  08/12/97  17:12pm
institution or institutions a security interest in all of its rights, title and interest to this Agreement. Each Non-Insurance Company Seller hereby consents to such assignment and grant, and further agrees that all representations, warranties, covenants and agreements of such Non-Insurance Company Seller made herein shall also be for the benefit of and inure to such lending institution or institutions and all holders from time to time of notes issued by Purchaser to such institution or institutions.

                  Section 5.12. ADDITIONAL SELLERS. From time to time with the consent of Purchaser, additional insurance companies which are affiliates of Purchaser may become a party to this Agreement by executing and delivering to Purchaser a counterpart to the Agreement. Such delivery shall be deemed (a) to amend the Agreement to include the insurance company affiliate as a party to the Agreement, (b) to bind such insurance company affiliate to, and require it to comply with, all applicable provisions of the Agreement, and (c) to entitle such insurance company affiliate to all rights under, and subject it to the terms and conditions of, the Agreement as if such insurance company affiliate were an original signatory thereto.

                  Section 5.13. COUNTERPARTS. This Agreement may be executed in any number of counterparts, each of which will be deemed an original, but all of which together will constitute one and the same instrument.

M&A\52098_4  08/12/97  17:12pm

                  IN WITNESS WHEREOF, this Agreement has been duly executed and delivered by the duly authorized officer of each party as of the date first above written.

                                     NON-INSURANCE COMPANY SELLERS:

                                     AMERICAN SENIOR SECURITY PLANS, LLC
                                     By:
                                     Name:
                                     Title:

                                     Address for Notices:
                                     777 Main Street
                                     Suite 900
                                     Fort Worth, Texas  76102

                                     FREEDOM MARKETING, INC.
                                     By:
                                     Name:
                                     Title:

                                     Address for Notices:
                                     777 Main Street
                                     Suite 900
                                     Fort Worth, Texas  76102

                                     HEALTH CARE-ONE INSURANCE AGENCY, INC.
                                     By:
                                     Name:
                                     Title:

                                     Address for Notices:
                                     777 Main Street
                                     Suite 900
                                     Fort Worth, Texas  76102

M&A\52098_4  08/12/97  17:12pm

                                     HEALTH CARE ONE MARKETING GROUP INC.
                                     By:
                                     Name:  Stephen D. Davidson
                                     Title: President

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

M&A\52098_4  08/12/97  17:12pm

                                     WESTBRIDGE MARKETING CORPORATION
                                     By:
                                     Name:  Stephen D. Davidson
                                     Title: President

                                     Address for Notices:
                                     777 Main Street
                                     Suite 900
                                     Fort Worth, Texas  76102

                                     PURCHASER:

                                     WESTBRIDGE FUNDING CORPORATION
                                     By:
                                     Name:
                                     Title:

                                     Address for Notices:
                                     777 Main Street
                                     Suite 900
                                     Fort Worth, Texas  76102

M&A\52098_4  08/12/97  17:12pm

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

                  The terms Non-Insurance Company Seller, Agent Receivables, Assigned Commissions and Agent Contract Rights shall have the respective meanings assigned thereto in the NonInsurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997, between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Inc., a California corporation, Health Care One Marketing Group Inc. a Texas corporation, LSMG, Inc., a Texas corporation, Senior Benefits of Texas, Inc., a Texas corporation, and Westbridge Marketing Corporation, a Delaware corporation and Westbridge Funding Corporation, a Delaware corporation (the "PURCHASER").

                  The Purchaser hereby accepts the sale, transfer, conveyance, assignment and delivery of the Assigned Assets.

                  At any time or from time to time after the date hereof, at the Purchaser's request and without further consideration, the Non-Insurance Company Seller shall execute and deliver to the Purchaser such other instruments of sale, transfer, conveyance, assignment and confirmation, provide such materials and information and take such other actions as the Purchaser may reasonably deem necessary or desirable in order more effectively to transfer, convey and assign to the Purchaser, and to confirm the Purchaser's title to, all of the Assigned Assets, and, to the full extent permitted by law, to put the Purchaser in actual possession and operating control of the Assigned Assets and to

M&A\52098_4  08/12/97  17:12pm
assist the Purchaser in exercising all rights with respect thereto.

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

                  IN WITNESS WHEREOF, the undersigned has caused its duly authorized officer to execute this Assignment on this ______ day of _________,
____.

                                                  [Non-Insurance Company Seller]

                                                 By:____________________________
                                                        Name:
                                                        Title:

M&A\52098_4  08/12/97  17:12pm

                                                                      SCHEDULE 1

                                             LIST OF AGENCY CONTRACTS

                  1. Agent Agreement by and between Blue Cross of California and Health Care-One Insurance Agency, Inc. dated September 1, 1995 and Loan Amendment thereto. (The contract incorrectly indicates that HMO-ONE is a party to the agreement. However, Health Care-One Insurance Agency, Inc. is the proper party to the agreement).*

                  2. Agent Agreement by and between UniCARE Insurance Company and Health Care One Marketing Group Inc. dated February 1, 1996 and the Loan Amendment thereto.*

                  3. Agent Agreement by and between UniCARE Insurance Company and L.M.S.G., Inc. dated November 1, 1995 and the Loan Amendment thereto. (The contract incorrectly indicates that L.M.G., Inc. is a party to the agreement. However, LSMG, Inc. is the proper party to the agreement.)*

                  4. Agent Agreement by and between UniCARE Life & Health Insurance Company and Senior Benefits of Texas, Inc. dated August 6, 1996 and Loan Amendment and Westbridge Guarantee thereto.*

                  5. General Agent Agreement by and between Westbridge Marketing Corporation and FOUNDATION Health National Life Insurance Company dated September 1,

                           1996.*

                  6. Agent Agreement by and between MEDFIRST Health Plans of Louisiana, Inc. and Westbridge Marketing Corporation dated March 13, 1997. (The contract incorrectly indicates that Westbridge Marketing, Inc. is a party to the agreement. However, Westbridge Marketing Corporation is the proper party to the agreement.)*

                  7. Agent Agreement by and between UniCARE Life & Health Insurance Company and Westbridge Marketing Corporation dated October 1, 1996 and Loan Amendment thereto. (The contract incorrectly indicates that Westbridge Marketing, Inc. is a party to the agreement. However, Westbridge

M&A\52098_4  08/12/97  17:12pm

                           Marketing Corporation is the proper party to the agreement.)*

                  8. Agent Agreement by and between UniCARE Life & Health Insurance Company and Westbridge Marketing Corporation dated August 26, 1996. (The contract incorrectly indicates that Westbridge Capital Corporation is a party to the agreement. However, Westbridge Marketing Corporation is the proper party to the agreement.)*

M&A\52098_4  08/12/97  17:12pm

                                                                 SCHEDULE 4.1(c)

                                CONSENTS REQUIRED

Each of the Agency Contracts marked with an asterisk in Schedule 1 require the prior written consent of the insurance company parties thereto to permit the assignment of rights thereunder to the Purchaser.

M&A\52098_4  08/12/97  17:12pm