Form 10-Q
period 1997-09-30
WESTBRIDGE CAPITAL CORP
filed 1997-11-13
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1997



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


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____


Common Stock - Par Value $.10  6,224,044 Shares Outstanding at November 11, 1997

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


                                                                         Page(s)


PART I - FINANCIAL INFORMATION

      Item 1 - Financial Statements

           1.   Consolidated  Balance  Sheets at  September  30,  1997,
                         December 31, 1996 and September 30, 1996.           3-4

           2. Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 1997 and 1996. 5

           3.   Consolidated Statements of Cash Flows for the Three and
                         Nine Months Ended September 30, 1997 and 1996.      6-7

           4.   Notes to Consolidated Financial Statements.                 8-10

      Item 2 -  Management's  Discussion and Analysis of Financial
                Condition and Results of Operations                        11-21


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings                                              22

      Item 3 - Defaults Upon Senior Securities                                22

      Item 6 - Exhibits and Reports on Form 8-K                               22

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                     September 30,  December 31, September 30,
                                                         1997           1996         1996
                                                     ------------   ------------ ------------
                                                      (unaudited)    (audited)  (unaudited)
                                                     ------------   ------------ ------------
Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $130,407, $90,370
       and $90,541)                                  $    133,998   $     91,947 $     91,022
   Equity securities, at market                             5,573          1,596        1,594
   Mortgage loans on real estate                              398            658          671
   Investment real estate                                     816              -            -
   Policy loans                                               277            282          271
   Short-term investments                                   2,853          7,722        9,070
                                                     ------------   ------------ ------------
       Total Investments                                  143,915        102,205      102,628

Cash                                                        6,060          1,013        7,499
Accrued investment income                                   2,588          1,889        1,589
Receivables from agents, net of allowance
   for doubtful accounts                                   20,915         18,311       18,434
Deferred policy acquisition costs                          84,771         83,871       78,701
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                             1,327          1,311        1,403
Due from reinsurers                                         2,877          1,456        2,235
Commissions receivable                                      3,477          3,406        1,951
Deferred debt costs, net of accumulated
   amortization                                             4,438          2,816        2,140
Deferred income taxes, net                                  1,617              -            -
Other assets                                                5,139          4,438        8,022
                                                     ------------   ------------ ------------
       Total Assets                                  $    277,124   $    220,716 $    224,602
                                                     ============   ============ ============


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                          September 30,   December 31, September 30,
                                                               1997           1996          1996
                                                          ------------    ------------ ------------
                                                           (unaudited)      (audited)   (unaudited)
                                                          ------------    ------------ ------------

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                               $     55,985    $     54,204 $     56,039
     Claims                                                     53,090          39,186       39,935
                                                          ------------    ------------ ------------
                                                               109,075          93,390       95,974

Accounts payable and accruals                                    6,181           2,496        2,832
Commission advances payable                                      6,306           4,368        1,789
Other liabilities                                                8,908           1,700        6,002
Deferred income taxes, net                                           -          10,299        7,732
Notes payable                                                   13,110          21,210       25,817
Senior subordinated notes, net of unamortized
   discount, due 2002                                           19,422          19,350       19,328
Convertible subordinated notes, due 2004                        70,000               -            -
                                                          ------------    ------------ ------------

       Total Liabilities                                       233,002         152,813      159,474
                                                          ------------    ------------ ------------

Redeemable Preferred Stock                                      19,000          20,000       20,000
                                                          ------------    ------------ ------------

Stockholders' Equity:
   Common stock ($.10 par value, 30,000,000
     shares authorized; 6,224,039, 6,039,994
     and 6,020,729 shares issued)                                  622             604          602
   Capital in excess of par value                               31,098          29,226       29,184
   Unrealized appreciation of investments
     carried at market value, net of tax                         2,972           1,057          334
   Retained (deficit) earnings                                  (9,400)         17,186       15,178
                                                          ------------    ------------ ------------
                                                                25,292          48,073       45,298
Less - Aggregate of shares held in treasury and
   investment by affiliate in Westbridge Capital Corp.
   common stock (28,600 at September 30, 1997,
December 31, 1996, and September 30, 1996), at cost               (170)           (170)        (170)
                                                          ------------    ------------ ------------

     Total Stockholders' Equity                                 25,122          47,903       45,128
                                                          ------------    ------------ ------------

       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity                   $    277,124    $    220,716 $    224,602
                                                          ============    ============ ============



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                              -----------------------     -----------------------
                                                1997          1996          1997          1996
                                              ---------     ---------     ---------     ---------
Revenues:
   Premiums:
     First-year                               $   8,618     $  16,059     $  30,447     $  46,939
     Renewal                                     31,832        24,629        91,845        68,199
                                              ---------     ---------     ---------     ---------
                                                 40,450        40,688       122,292       115,138
   Net investment income                          3,207         2,283         7,963         6,590
   Fee and service income                         4,525         2,440        12,133         6,234
   Net realized gain (loss) on investments          223           (28)          355           173
                                              ---------     ---------     ---------     ---------
                                                 48,405        45,383       142,743       128,135
                                              ---------     ---------     ---------     ---------
Benefits, claims and expenses:
   Benefits and claims                           52,544        24,244       109,026        68,790
   Amortization of deferred policy
     acquisition costs                            9,292         6,221        22,622        16,576
   Commissions                                    4,993         2,506        11,960         6,252
   General and administrative expenses            8,667         6,235        27,035        19,934
   Taxes, licenses and fees                       1,533         1,431         4,615         4,495
   Interest expense                               2,096         1,253         5,022         3,217
                                              ---------     ---------     ---------     ---------
                                                 79,125        41,890       180,280       119,264
                                              ---------     ---------     ---------     ---------
(Loss) income before income taxes, equity
   in earnings of Freedom Holding
   Company and extraordinary item               (30,720)        3,493       (37,537)        8,871
(Benefit from) provision for income taxes       (10,752)        1,223       (13,138)        3,105
Equity in Freedom Holding Company                     -             -             -            74
                                              ---------     ---------     ---------     ---------
(Loss) income before extraordinary item         (19,968)        2,270       (24,399)        5,840
Extraordinary loss from early
   extinguishment of debt, net of tax                 -             -        (1,007)            -
                                              =========     =========     =========     =========
       Net (loss) income                      $ (19,968)    $   2,270     $ (25,406)    $   5,840
                                              =========     =========     =========     =========

Preferred stock dividends                           392           412         1,180         1,237
                                              ---------     ---------     ---------     ---------
       (Loss) income applicable to
           common stockholders                $ (20,360)    $   1,858     $ (26,586)    $   4,603
                                              =========     =========     =========     =========

Earnings per common share:
   Primary:
     (Loss)income before extraordinary item   $   (3.29)    $     .30     $   (4.19)    $     .75
     Extraordinary item                               -             -          (.16)            -
                                              =========     =========     =========     =========
       Net (loss) income                      $   (3.29)    $     .30     $   (4.35)    $     .75
                                              =========     =========     =========     =========
   Fully diluted:
     (Loss)income before extraordinary item   $   (3.29)    $     .27     $   (4.19)    $     .69
     Extraordinary item                               -             -          (.16)            -
                                              =========     =========     =========     =========
       Net (loss) income                      $   (3.29)    $     .27     $   (4.35)    $     .69
                                              =========     =========     =========     =========

Weighted average shares outstanding:
   Primary                                        6,189         6,138         6,112         6,119
   Fully diluted                                  6,189         8,535         6,112         8,517




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                 Three Months Ended          Nine Months Ended
                                                                    September 30,               September 30,
                                                               -----------------------     -----------------------
                                                                  1997         1996          1997          1996
                                                               ---------     ---------     ---------     ---------

Cash Flows From Operating Activities:
   (Loss) income applicable to common stockholders             $ (20,360)    $   1,858     $ (26,586)    $   4,603
   Adjustments  to reconcile  net (loss) income to net
     cash used for operating activities:
   Depreciation expense                                              119           117           356           378
   Amortization of deferred policy acquisition costs               9,292         6,221        22,622        16,576
   Equity in earnings of Freedom Holding Company                       -             -             -           (74)
   Decrease (increase) in receivables from agents                    718         1,694        (2,604)       (1,728)
   Addition to deferred policy acquisition costs                  (6,586)      (12,661)      (23,522)      (34,539)
   Decrease (increase) in due from reinsurers                      1,154         3,048        (1,421)        1,294
   Decrease (increase) in commissions receivable                   2,079        (1,538)          (71)       (1,951)
   Decrease (increase) in deferred debt costs                         70           176        (1,622)          109
   Decrease (increase) in other assets                             1,318        (1,263)         (701)       (1,301)
   Increase in policy liabilities and accruals                    22,080         2,040        15,685         5,439
   Increase in accounts payable and accruals                         147            16         3,685           605
   (Decrease) increase in commission advances payable             (2,911)          808         1,938         1,789
   (Decrease) increase in other liabilities                       (1,105)       (3,273)        7,208        (2,957)
   (Decrease) increase in deferred income taxes, net             (10,352)        1,305       (11,916)        1,376
   Other, net                                                     (1,401)          556          (503)          996
                                                               ---------     ---------     ---------     ---------
       Net Cash Used For Operating Activities                     (5,738)         (896)      (17,452)       (9,385)
                                                               ---------     ---------     ---------     ---------

Cash Flows From Investing Activities:
   Acquisition of Freedom Holding Company                              -             -             -        (3,970)
   Proceeds from investments sold:
     Fixed maturities, called or matured                           6,144         1,206         8,905         6,394
     Fixed maturities, sold                                        2,814         6,857        15,822        37,320
     Short-term investments, sold or matured                           -        74,056         9,740       130,055
     Other investments, sold or matured                               14           299           367           554
   Cost of investments acquired                                  (13,258)      (84,847)      (73,558)     (165,280)
   Additions to leasehold improvements and equipment,
     net of retirements                                             (175)          (17)         (372)         (191)
                                                               ---------     ---------     ---------     ---------
       Net Cash(Used For)Provided By Investing Activities         (4,461)       (2,446)      (39,096)        4,882
                                                               ---------     ---------     ---------     ---------
Cash Flows From Financing Activities:
   Issuance of convertible notes                                       -             -        70,000             -
   Issuance of notes payable                                       6,019        11,277        15,102        14,008
   Repayment of notes payable                                     (3,273)       (3,998)      (23,202)       (3,998)
   Issuance of common stock                                           51           102           140           104
   Repurchase and cancellation of common stock                      (299)         (125)         (445)         (125)
                                                               ---------     ---------     ---------     ---------
       Net Cash Provided By Financing Activities                   2,498         7,256        61,595         9,989
                                                               ---------     ---------     ---------     ---------
       (Decrease) increase In Cash During Period                  (7,701)        3,914         5,047         5,486
       Cash at Beginning Of Period                                13,761         3,585         1,013         2,013
                                                               ---------     ---------     ---------     ---------
       Cash at End Of Period                                   $   6,060     $   7,499     $   6,060     $   7,499
                                                               =========     =========     =========     =========

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                  $     880     $   1,019     $   3,001     $   2,636
     Income taxes                                              $      70     $       -     $     118     $      32



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


One thousand shares of the Company's Series A Convertible Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock") were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock") during the nine months ended September 30, 1997. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $1,000,000 and were converted into 118,905 shares of Common Stock.

The Company purchased the outstanding capital stock of Freedom Holding Company ("FHC") in the second quarter of 1996 for a cash purchase price of $6.3 million. This purchase resulted in the Company receiving assets and assuming liabilities as follows:

                             Assets                 $13,542,000
                             Liabilities            $ 5,780,000

Adjustments to reconcile net income to cash used for operating activities in the Company's Consolidated Statement of Cash Flows exclude increases relating to the acquired assets and liabilities of FHC. Accordingly, these adjustments do not correspond to the changes in the related line items on the Company's Consolidated Balance Sheets.






The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications have been made to 1996 amounts in order to conform to 1997 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1997 and June 30, 1997.

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

NOTE 3 - ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES, DUE 2004

On April 29, 1997, the Company completed the sale of $65 million aggregate principal amount of its 7-1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in an underwritten public offering. On May 16, 1997, the Company completed the sale of an additional $5 million of its Convertible Notes in connection with the underwriters' over-allotment option. The net proceeds of the transaction approximated $68 million after deducting underwriting commissions and other expenses incurred in connection with the sales. Each
$1,000 principal amount of the Convertible Notes is convertible into 91.575 shares of Westbridge Common Stock (6,410,250 shares in the aggregate) at an initial conversion price of $10.92 per share, subject to certain anti-dilution adjustments. Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. See NOTE 7 SUBSEQUENT EVENTS. Also, at the initial closing for the sale of the Convertible Notes, Westbridge sold to the underwriters, for nominal consideration, warrants to purchase 297,619 shares of Common Stock in the aggregate at an exercise price of $10.92 per share, subject to certain anti-dilution provisions. The warrants are exercisable for a period of four years commencing on April 29, 1998.

On May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds from the sale of the Convertible Notes to recapture a block of insurance policies that had previously been reinsured consisting of approximately $9 million in total recapture costs less approximately $2 million in unearned premium reserves due to NFL and FLICA. See NOTE 4 - EXTRAORDINARY ITEM. As of September 30, 1997, Westbridge had contributed approximately $33 million of additional proceeds to the Insurance Subsidiaries to enhance statutory capital and surplus. The Company has used approximately $6 million in net proceeds to settle certain intercompany balances with its Insurance Subsidiaries and for other general corporate purposes.


NOTE 4 - EXTRAORDINARY ITEM

For the nine months ended September 30, 1997, the Company recognized an aggregate of $1,007,000 in extraordinary losses, net of taxes. Of this amount,
(i) $574,000 resulted from the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank; and (ii) $433,000 resulted from the termination and recapture of the block of reinsured insurance policies referred to in Note 3 above.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," (the "Statement") that revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The Statement established two measures of earnings per share: "basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding.

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

The pro forma unaudited earnings per share amounts that would have resulted assuming the Company had computed its earnings per share in accordance with the provisions established by SFAS No. 128 for the quarters ended September 30, 1997 and 1996 are as follows:

                                        Three Months         Nine Months         Three Months          Nine Months
                                           Ended                Ended                Ended                Ended
                                      -----------------     ---------------    ------------------    ----------------
                                          09/30/97             09/30/97            09/30/96             09/30/96
                                      -----------------     ---------------    ------------------    ----------------

Basic (loss) earnings per share         $    (3.29)           $   (4.34)           $   0.31            $    0.77
Diluted (loss) earnings per share       $    (3.29)           $   (4.34)           $   0.27            $    0.69

Diluted weighted average shares exclude all dilutive securities for loss periods.

NOTE 6- EARNINGS PER SHARE

Primary. Primary (loss) earnings per common share amounts are computed by dividing net (loss) income, less preferred stock dividends, by the primary weighted average number of shares outstanding. Primary loss per common share amounts related to the extraordinary item were computed by dividing the total extraordinary item, net of tax, by the primary weighted average number of shares outstanding.

The primary weighted average shares consist of common shares and, as appropriate, dilutive common stock equivalents outstanding for the period. As a result, primary weighted average shares do not assume conversion of the Series A Preferred Stock or the Convertible Notes to common stock. Primary weighted average shares exclude all common stock equivalents for loss periods.

Fully diluted. Fully diluted per common share amounts assume conversion of the Series A Preferred Stock and the Convertible Notes, the elimination of the related preferred stock dividend and the after-tax interest expense, and the issuance of common stock for all other potentially dilutive securities, including stock options, warrants and restricted stock.

Fully  diluted  (loss)  earnings  per common  share are computed by dividing net
(loss) income plus after-tax interest expense related to the Convertible Notes by the fully diluted weighted average number of shares outstanding. Fully diluted loss per common share amounts related to the extraordinary item were computed by dividing the total extraordinary item, net of tax, by the fully diluted weighted average number of shares outstanding.

The fully diluted weighted average shares consist of common shares and all other dilutive securities outstanding for the period. Fully diluted weighted average shares exclude all dilutive securities for loss periods.

See also NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT.

NOTE 7- SUBSEQUENT EVENTS

On November 3, 1997, Westbridge did not make the scheduled interest payments of $183,333 and $2,654,167 on the Senior Subordinated Notes and the Convertible Notes, respectively. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and will become events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement (as defined below). Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement.

The Company did not make the October 31, 1997 dividend payment of $391,875 on its Series A Preferred Stock. The failure to declare and pay the scheduled dividend on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RECENT DEVELOPMENTS

As is described below, the Company incurred a significant net loss during the third quarter of 1997. As a result of this loss and operating losses expected in the fourth quarter, the Company's Insurance Subsidiaries will require significant additional capital contributions prior to December 31, 1997 to meet regulatory requirements. Additional capital contributions will also be required in 1998 to the extent that losses continue.

The Company is evaluating its strategic alternatives in light of the third quarter loss and has engaged Houlihan Lokey Howard & Zukin, Capital to act as its financial advisor to assist the Company in formulating and analyzing strategies and in holding its discussions with various constituencies. The Company has held a number of discussions with insurance regulatory authorities, and such discussions are continuing. In addition, the Company has had preliminary discussions with certain of its creditors and intends to organize meetings with all of its creditor constituencies as soon as practicable. The Company is also engaging in preliminary discussions with potential purchasers concerning a transaction involving the Company and/or its Insurance Subsidiaries. There can be no assurance that any such transaction will be effected or that sufficient statutory capital for the Company's Insurance Subsidiaries can be obtained. Any failure to provide sufficient statutory capital to the Company's Insurance Subsidiaries could result in regulatory action.

In order to preserve capital and maintain flexibility while it considers its strategic alternatives, the Company has elected to withhold its scheduled November 1997 debt service payments on its publicly-held debt securities and not to declare the dividend payable on its outstanding preferred stock scheduled for October 1997. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and will become events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement (as defined below). Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement.


BUSINESS OVERVIEW

The Company markets medical expense and supplemental health insurance products and managed care health plans to individuals in 38 states. Since 1992, the Company has grown through a combination of acquisitions and, more recently, through sales of its underwritten products. Primarily as a result of acquisitions, the Company's total premiums grew from approximately $56.7 million in 1992 to approximately $98.7 million in 1994. During the first quarter of 1995, the Company implemented a strategy of expanding the number of agents in its marketing distribution system to increase sales of its underwritten products. As a result of this initiative, the Company's net annualized written premiums increased from $19.9 million in 1994 to $79.1 million in 1996 with total premiums increasing 59.0% to $156.8 million in 1996. During the middle of 1996, the Company reduced the marketing of its underwritten products due to statutory capital and surplus constraints caused by its rapid growth. During the second quarter of 1997, the Company completed the sale of $70 million aggregate principal amount of its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Company intended to use a substantial portion of the net proceeds from the sale of the Convertible Notes to increase the marketing of its underwritten products. However, the significant statutory losses incurred during the three and nine months ended September 30, 1997 have resulted in renewed strains on the statutory capital and surplus of the Company's Insurance Subsidiaries that adversely affect the Company's ability to increase the marketing of its underwritten products.

The Company has utilized its marketing distribution system to market certain managed care health plans that are underwritten by Health Maintenance Organizations ("HMOs") and other non-affiliated managed care organizations. This marketing effort generates sales commissions that are included as a component of fee and service income and the related expense is included as a component of commissions. Fee and service income can be generated without regard to the statutory capital and surplus requirements that apply to the Company's underwritten products.

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sale or redemption of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, deferred policy acquisition costs ("DPAC"), commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness. In addition to the foregoing expenses, Westbridge is obligated to pay dividends on its Series A Preferred Stock if, and when, declared by the Board of Directors.

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

Premiums. The following table shows the premiums, in thousands, received by the Company as a result of internal sales and acquisitions. Certain reclassifications have been made to 1996 amounts in order to conform to 1997 presentation.

                                      Three Months Ended      Nine Months Ended
                                        September 30,            September 30,
                                     --------------------    --------------------
                                       1997        1996        1997        1996
                                     --------    --------    --------    --------
First-year premiums                  $  8,277    $ 15,900    $ 29,635    $ 45,330
Renewal premiums                       20,809      12,068      57,604      30,231
                                     --------    --------    --------    --------
    Total Company-issued policies      29,086      27,968      87,239      75,561
                                     --------    --------    --------    --------

Acquired Policies:
    AII                                 1,772       2,029       5,464       6,369
    LHI                                   377         446       1,171       1,388
    DNL                                   706         730       2,140       2,256
    NFIC and AICT                       5,160       6,002      16,002      20,249
    FLICA                               3,089       3,219       9,475       8,390
    Other                                 260         294         801         925
                                     --------    --------    --------    --------
    Total acquired policies            11,364      12,720      35,053      39,577
                                     --------    --------    --------    --------

        Total Premiums               $ 40,450    $ 40,688    $122,292    $115,138
                                     ========    ========    ========    ========


Generally, as a result of acquisitions of policies in force and the transfer of assets and liabilities relating thereto, the Company receives higher revenues in the form of premiums and net investment income and experiences higher expenses in the form of benefits and claims, amortization of DPAC, commissions and general and administrative expenses. The Company expects that premiums, net investment income, net realized gains on investments, benefits and claims, amortization of DPAC, commissions and general and administrative expenses attributable to these acquired policies will continue to decline over time as the acquired policies lapse.

The preceding statement and certain other statements contained in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the extent of any increase in future claim submissions, the availability of sufficient statutory capital and surplus, the ability to increase premium rates on in-force policies to offset higher than anticipated loss ratios, actions that may be taken by insurance regulatory authorities and the Company's creditors following recent operating losses, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997 and June 30, 1997, the Company's Registration Statement on Form S-1 dated as of March 28, 1997, as amended, and the Prospectus dated April 24, 1997. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Quarterly Report and those in the Company's reports previously filed with the Securities and Exchange Commission. Copies of these filings may be obtained by contacting the Company or the SEC.





RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1997 Compared to Same Periods Ended September 30, 1996

Premiums

Three months ended September 30, 1997. Premiums decreased $0.3 million, or 0.7%, from $40.7 million to $40.4 million. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $7.5 million, or 47.2%, and from a decrease in renewal premiums from acquired policies of $1.5 million, or 12.0%, and was offset by an increase in renewal premiums from Company-issued policies of $8.7 million, or 71.9%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease of $4.9 million, or 44.1%, in Medical Expense premiums and a decrease of $2.6 million, or 60.5%, in Medicare Supplement premiums.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $1.1 million, or 18.3%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.2 million, or 10.0%, from the policies acquired from AII, and a decrease of $0.2 million, or 6.5%, from the policies acquired in the FLICA acquisition.

The increase in renewal premiums from Company-issued policies was attributable to an increase of $5.8 million, or 73.1%, in Medical Expense premiums and an increase of $2.9 million, or 67.4%, in Medicare Supplement premiums.

Nine months ended September 30, 1997. Premiums increased $7.2 million, or 6.3%, from $115.1 million to $122.3 million. This increase resulted from an increase in renewal premiums from Company-issued policies of $27.4 million, or 90.7%, that was offset by a decrease in renewal premiums from acquired policies of $3.7 million, or 9.7%, and decreases in first-year premiums from Company-issued and acquired policies of $15.6 million and $0.9 million, or 34.4% and 56.3%, respectively.

The increase in renewal premiums from Company-issued policies was attributable to an increase of $16.5 million, or 141.0%, in Medical Expense premiums and an increase of $11.1 million, or 122.0%, in Medicare Supplement premiums and was offset by a decrease of $0.2 million, or 2.1%, in Critical Care and Specified Disease premiums.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $4.3 million, or 21.3%, from the policies acquired in the NFIC and AICT acquisition and to a decrease of $1.4 million, or 12.7%, from the policies acquired from AII, LHI, and DNL, and was offset by an increase of $2.0 million, or 29.4%, from the policies acquired in the FLICA acquisition.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease of $9.3 million, or 30.4%, in Medical Expense premiums and a decrease of $6.3 million, or 45.3%, in Medicare Supplement premiums.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $0.9 million, or 56.3%, from the policies acquired in the FLICA acquisition.

Net Investment Income. Net investment income increased $0.9 million, or 39.1%, from $2.3 million to $3.2 million for the three months ended September 30, 1997. Net investment income increased $1.4 million, or 21.2%, from $6.6 million to $8.0 million for the nine months ended September 30, 1997. These increases were attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter.

Fee and Service Income

Three months ended September 30, 1997. Fee and service income increased $2.0 million, or 80.0%, from $2.5 million to $4.5 million. This increase was primarily attributable to commissions on managed care product sales that were earned by the Company's controlled general agencies.

Nine months ended September 30, 1997. Fee and service income increased $5.9 million, or 95.2%, from $6.2 million to $12.1 million. This increase was attributable to an increase of $6.0 million, or 125.0%, relating to commissions on managed care product sales that were earned by the Company's controlled general agencies and was offset by a decrease of $0.1 million, or 7.1%, in other fees.

Benefits and Claims. During the three months ended September 30, 1997, the Company experienced a continuation of the increase in claim submissions on its Medical Expense and Medicare Supplement products which, as previously reported, adversely affected the Company's second quarter results of operations. This increase continued to significantly exceed the Company's expectations. In addition, the extent of an existing backlog of pending submitted claims was quantified during the quarter. The previous backlog of pending submitted claims has now been eliminated.

The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. During the first and second quarters of 1997, the Company implemented certain rate increases on its Medicare Supplement products. In addition, as of July 1, 1997 the Company implemented certain rate increases and modified certain features on some of its Medical Expense products. Independent reviews of the Company's claim reserves as of September 30, 1997 were recently completed. Additionally, an independent benefit analysis of claims paid was completed which indicated that significant additional rate increases, which are expected to take more than six months to fully implement, and further benefit modifications will be required to offset the current adverse claims experience. However, until such time as the necessary additional rate increases and benefit modifications can be implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

Three months ended September 30, 1997. Benefits and claims expense increased $28.3 million, or 116.9%, from $24.2 million to $52.5 million. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $23.7 million and $4.6 million, or 136.2% and 67.6%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $18.5 million, or 207.9%, from Medical Expense products, an increase of $3.7 million, or 52.1%, from Medicare Supplement products, and an increase $1.5 million, or 107.1%, from Critical Care and Specified Disease products.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $2.7 million, or 75.0%, from the policies acquired in the NFIC and AICT acquisition and an increase of $1.9 million, or 380.0%, from the policies acquired in the FLICA acquisition.

Nine months ended September 30, 1997. Benefits and claims expense increased $40.2 million, or 58.4%, from $68.8 million to $109.0 million. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $37.6 million and $2.6 million, or 90.0% and 9.6%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $28.4 million, or 143.4%, from Medical Expense products, an increase of $7.6 million, or 43.2%, from Medicare Supplement products and an increase of $1.6 million, or 36.4%, from Critical Care and Specified Disease products.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $0.7 million, or 4.3%, from the policies acquired in the NFIC and AICT acquisition, to an increase of $2.2 million, or 73.3%, from the policies acquired in the FLICA acquisition, and was offset by a decrease of $0.3 million, or 3.8% from the policies acquired from AII, LHI, and DNL.

Amortization of DPAC. A portion of the Company's quarterly loss resulted from an increase in amortization of DPAC due to lower persistency as a result of rate increase activity on inforce business. As management requests additional rate increases for Medical Expense and Medicare Supplement products in order to resolve premium pricing disparities and to reduce adverse claim loss ratios, the Company's earnings may be negatively impacted by further unanticipated increases in amortization of DPAC during 1997 and 1998.

Three months ended September 30, 1997. Amortization of DPAC increased $3.0 million, or 48.4%, from $6.2 million to $9.2 million. This increase was attributable to $2.5 and $2.2 million, or 86.2% and 200.0%, from Company-issued Medical Expense and Medicare Supplement products, respectively. This increase was offset by a decrease of $1.4 million, or 100.0% from acquired policies and a decrease of $0.3 million from Company-issued Critical Care and Specified Disease products.

Nine months ended September 30, 1997. Amortization of DPAC increased $6.0 million, or 36.1%, from $16.6 million to $22.6 million. This increase was attributable to $5.6 and $3.3 million, or 75.7% and 117.9%, from Company-issued Medical Expense and Medicare Supplement products, respectively. This increase was offset by a decrease of $2.3 million, or 51.1% from acquired policies and a decrease of $0.6 million from Company-issued Critical Care and Specified Disease products.

Commissions

Three months ended September 30, 1997. Commissions increased $2.5 million, or 100.0%, from $2.5 million to $5.0 million. This increase was attributable to an increase in commissions on sales of non-affiliated insurance products of $3.5 million that was offset by a $0.7 million, or 53.8%, decrease in commissions on sales of Company-issued policies. This increase was further offset by a decrease of $0.3 million, or 20.0%, in commissions on sales of acquired policies.

Nine months ended September 30, 1997. Commissions increased $5.7 million, or 90.5%, from $6.3 million to $12.0 million. This increase was attributable to an increase in commissions on sales of non-affiliated insurance products of $7.9 million that was offset by a $1.5 million, or 37.5%, decrease in commissions on sales of Company-issued policies. This increase was further offset by a decrease of $0.7 million, or 15.2%, in commissions on sales of acquired policies.

General and Administrative Expenses

Three months ended September 30, 1997. General and administrative expenses increased $2.5 million, or 40.3%, from $6.2 million to $8.7 million. This increase was primarily attributable to increases in the allowance for doubtful agent receivables as well as a change in estimate for the recognition of deferred compensation expense. In addition, fewer policies were eligible for deferral of acquisition costs as a result of the reduction in the Company's marketing efforts for its underwritten insurance products beginning in the second quarter of 1996.

Nine months ended September 30, 1997. General and administrative expenses increased $7.1 million, or 35.7%, from $19.9 million to $27.0 million. This increase was primarily attributable to nonrecurring reorganization expenses, increases in the allowance for doubtful agent receivables, and a change in estimate for the recognition of deferred compensation expense. In addition, fewer policies were eligible for deferral of acquisition costs as a result of the reduction in the Company's marketing efforts for its underwritten insurance products beginning in the second quarter of 1996.

Taxes, Licenses and Fees. Taxes, licenses and fees were relatively unchanged as increases in premium taxes were offset by decreases in state levied fees and special assessments for both the three months and nine months ended September 30, 1997.

Interest Expense. Interest expense increased $0.8 million, or 61.5%, from $1.3 million to $2.1 million for the three months ended September 30, 1997. Interest expense increased $1.8 million, or 56.3%, from $3.2 million to $5.0 million for the nine months ended September 30, 1997. This increase is attributable to the accrued interest expense related to the issuance of $70 million aggregate principal of the Company's 7-1/2% Convertible Notes.

(Benefit from) Provision for Income Taxes. The Company reported a net loss for the three and nine months ending September 30, 1997. The (benefit from) provision for income taxes is calculated by applying the 35% statutory federal tax rate to the Company's pre-tax (loss) income for the reporting period. Accordingly, the decrease in the (benefit from) provision for income taxes for both the three and nine months ended September 30, 1997 is directly attributable to the net loss recorded for the periods.

Extraordinary Item. The Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes, for the nine months ended September 30, 1997. This extraordinary charge is comprised of (i) $0.4 million, net of taxes, related to the termination and recapture of a block of reinsured insurance policies and (ii) $0.6 million, net of taxes, related to the recognition of unamortized financing fees associated with the repayment and refinancing of the Company's revolving credit facility with Fleet National Bank.

FINANCIAL CONDITION

Liquidity, Capital Resources and Statutory Capital and Surplus

Westbridge

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Westbridge's sources of funds are comprised of dividends from its operating subsidiaries, advances from non-insurance company subsidiaries, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's primary obligations include principal and interest on its indebtedness and, if and when declared by the Board of Directors, dividends on its Series A Preferred Stock.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1997, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as the company's earned surplus is negative. Further, NFL has agreed to file for the prior approval of any dividends declared or paid for the foreseeable future.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus not including any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. To date, no dividends have been declared or paid by NFIC or AICT.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. To date, no dividends have been declared or paid by FLICA.

Generally, all states require insurance companies to maintain capital and surplus which is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the significant statutory losses incurred during the three and nine months ended September 30, 1997, Westbridge does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

Westbridge did not make the November 3, 1997 interest payments on the Senior Subordinated Notes or the Convertible Notes, or the October 31, 1997 dividend payment on its Series A Cumulative Convertible Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock"). The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and will become events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement (as defined below). Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement.

The failure to declare and pay the scheduled dividend on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. In addition, if the failure to declare and pay dividends continues for six consecutive quarters, the holders of the Series A Preferred Stock shall have the right to elect two directors to the Company's Board of Directors.

As of October 31, 1997, Westbridge had approximately $22 million in cash and invested assets remaining from the net proceeds of the sale of the Convertible Notes. The Company has had preliminary discussions with certain of its creditors and intends to organize meetings with all of its creditor constituencies as soon as practicable. In addition, the Company is engaging in preliminary discussions with potential purchasers concerning a transaction involving the Company and/or its Insurance Subsidiaries. There can be no assurance that any such transaction will be effected.

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

During the three months ended September 30, 1997, the Company experienced a continuation of the increase in claim submissions on its Medical Expense and Medicare Supplement products which, as previously reported, adversely affected the Company's second quarter results of operations. This increase continued to significantly exceed the Company's expectations. In addition, the extent of an existing backlog of pending submitted claims was quantified during the quarter. The previous backlog of pending submitted claims has now been eliminated. As a result of the increase in claims submissions, the Company expects that it will continue to incur operating losses until such time as the necessary rate increases can be implemented.

The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. During the first and second quarters of 1997, the Company implemented certain rate increases on its Medicare Supplement products. In addition, as of July 1, 1997 the Company implemented certain rate increases and modified certain features on some of its Medical Expense products. Independent reviews of the Company's claim reserves as of September 30, 1997 were recently completed. Additionally, an independent benefit analysis of claims paid was completed which indicated that significant additional rate increases, which are expected to take more than six months to fully implement, and further benefit modifications will be required to offset the current adverse claims experience. There can be no assurance that the full extent of such rate increase requests will be approved.

The Company has also determined that, due to the third quarter operating losses and operating losses expected in the fourth quarter, the Company's Insurance Subsidiaries will require significant additional capital contributions prior to December 31, 1997 to meet regulatory requirements. Furthermore, the ability of the Insurance Subsidiaries to underwrite insurance products is limited by state regulation of statutory capital and surplus requirements. There can be no assurance that sufficient statutory capital to satisfy the minimum regulatory requirements and to underwrite new business can be obtained. Any failure to provide sufficient statutory capital to the Company's Insurance Subsidiaries could result in regulatory action. The Company's discussions with insurance regulatory authorities are continuing.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the three and nine months ended September 30, 1997, the Company has recorded a provision for uncollectible commission advances totaling $1.5 million and $2.1 million, respectively. This increase relates to the Company's projections of future renewal commissions that indicate an expected short-fall in amounts necessary to satisfy and retire the outstanding receivables as a result of increases in lapse rates on policies supporting the receivables. Future rate increases may result in additional lapses that would lead to additional uncollectible receivables.

The Company finances its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See NOTE 3 "EXTRAORDINARY ITEM." This Credit Agreement provides WFC with a two-year, $20 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. As of September 30, 1997, $13.1 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 6, 1999, at which time the outstanding principal and interest thereunder will be due and payable. As referred to above, there is currently an event of default as well as certain technical defaults existing under the Credit Agreement. The Company is in discussions with LaSalle National Bank concerning these defaults.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty.

Consolidated

The Company's consolidated net cash used for operations totaled $17.5 million and $9.4 million for the nine months ended September 30, 1997 and 1996, respectively. The increase in the amount of net cash used for operations was primarily the result of the increase in the number of claims processed during the first nine months of 1997 coupled with the increase in certain medical costs covered by the Company's Medical Expense and Medicare Supplement products as a result of medical cost inflation. Additional increases in consolidated net cash used for operations related to amounts remitted to reinsurers under certain reinsurance arrangements. These increases in the consolidated net cash used for operations were offset, in part, by lower levels of additions to DPAC as a result of the Company's reduction of its marketing efforts for its underwritten products beginning in the second quarter of 1996.

Net cash (used for) provided by investing activities for the nine months ended September 30, 1997 and September 30, 1996 totaled $(39.1) million and $4.9 million, respectively. The increase in the cash outflow represents the investment of the net proceeds from the issuance of the Convertible Notes. Cash inflows for the nine months ended September 30, 1996 were utilized to fund operating cash requirements.

Net cash provided by financing activities totaled $61.6 million and $10.0 million for the nine months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997, cash inflows were provided by issuance of $70.0 million aggregate principal of Convertible Notes offset, in part, by cash payments of $7.0 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party and $0.1 million in net borrowings and repayments associated with the Receivables Financing program. For the nine months ended September 30, 1996, cash was provided by borrowings under the receivables financing program with Fleet National Bank.

The Company will require additional capital to satisfy its short-term and long-term cash requirements and there can be no assurance that sufficient additional capital can be obtained. The Company is evaluating its strategic alternatives and has engaged Houlihan Lokey Howard & Zukin, Capital to act as its financial advisor to assist the Company in formulating and analyzing strategies and in holding its discussions with various constituencies.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of September 30, 1997, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised. The Company has adopted a policy not to invest in real estate mortgage loans and, accordingly, the Company has not purchased any real estate mortgage loans since 1989.

Inflation will affect claim costs on the Company's Medicare Supplement Products and Medical Expense products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense products will increase. The Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies and by filing for premium rate increases as necessary.

The National  Association  of  Insurance  Commissioners  ("NAIC") has  developed certain Risk-Based Capital ("RBC") statutory requirements for insurance companies. Under these requirements, insurers whose statutory capital and surplus fall below the specified level are subject to remedial action. These guidelines are not effective unless they are adopted by the states. The States of Delaware and Mississippi have each adopted the NAIC's RBC calculation guidelines. The State of Texas has developed a RBC calculation that varies from the NAIC. The RBC statutory requirements are only in effect based on the Insurance Subsidiaries year-end financial position and results of operations. The RBC for each of the Insurance Subsidiaries exceeded the proposed thresholds for required regulatory intervention as of December 31, 1996. However, as a result of the statutory losses sustained for the nine months ended September 30, 1996 and the expected statutory losses for the fourth quarter of 1997, the Company expects the RBC for NFL and NFIC to fall below the proposed thresholds for required regulatory intervention unless additional capital can be obtained for those entities prior to December 31, 1997.

                                                                         PART II



Item 1 - Legal Proceedings (See Part I - Note 2 to the Consolidated Financial Statements).

Item 3 - Defaults Upon Senior Securities

          (a)  Debt Securities

               On November 3, 1997, Westbridge did not make the scheduled interest payments of $183,333 and $2,654,167 on the Senior Subordinated Notes and the Convertible Notes, respectively. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and will become events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement.

          (b)  Preferred Stock

               The Company did not make the October 31, 1997 dividend payment of $391,875 on its Series A Preferred Stock.

               The Company is evaluating its strategic alternatives and has engaged Houlihan Lokey Howard & Zukin, Capital to act as its financial advisor to assist the Company in its discussions with creditors, potential purchasers and insurance regulatory authorities. The Company has had preliminary discussions with certain of its creditors and intends to organize meetings with all of its creditor constituencies as soon as practicable. The Company's discussions with insurance regulatory authorities are continuing.

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits

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



                                    WESTBRIDGE CAPITAL CORP.





                                   /s/Patrick J. Mitchell
                                   Patrick J. Mitchell
                                   President, Chief Operating Officer,
                                   Chief Financial Officer and Treasurer
                                   (On Behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)










Dated at Fort Worth, Texas
November 13, 1997

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   WESTBRIDGE CAPITAL CORP.


                                   /s/Patrick J. Mitchell
                                   Patrick J. Mitchell
                                   President, Chief Operating Officer,
                                   Chief Financial Officer and Treasurer
                                   (On Behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)









Dated at Fort Worth, Texas
November 13, 1997