Form 10-K
period 1997-12-31
WESTBRIDGE CAPITAL CORP
filed 1998-03-31
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1997
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

        Registrant's Shareholder and Investor Relations Telephone Number:
                                 (817) 878-3850

           Securities Registered Pursuant to Section 12(b) of the Act:

              Common Stock (par value $.10) New York Stock Exchange

              $20,000,000 11.0% Senior Subordinated Notes Due 2002,
                             New York Stock Exchange

           $70,000,000 7-1/2% Convertible Subordinated Notes Due 2004,
                             New York Stock Exchange

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

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $3,087,892 as of March 9, 1998.

At March 9, 1998, 6,224,344 shares of Common Stock were outstanding.

                                        2
                            WESTBRIDGE CAPITAL CORP.

                          1997 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I

ITEM 1.  Business                                                          3

ITEM 2.  Properties                                                        19

ITEM 3.  Legal Proceedings                                                 19

ITEM 4.  Submission of Matters to a Vote of Security Holders               19


                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related
         Stockholder Matters                                               20

ITEM 6.  Selected Financial Data                                           20

ITEM 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               22

ITEM 8.  Financial Statements and Supplementary Data                       34

ITEM 9.  Changes in and Disagreements on Accounting and Financial
         Disclosure                                                        74


                                    PART III

ITEM 10    Directors and Executive Officers of the Registrant              74

ITEM 11    Executive Compensation                                          77

ITEM 12    Security Ownership of Certain Beneficial Owners and Management  82

ITEM 13    Certain Relationships and Related Transactions                  84


                                     PART IV

ITEM 14    Exhibits, Financial Statement Schedules and Reports
           on Form 8-K                                                     85

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Westbridge Capital Corp. is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products primarily to self-employed individuals and small business owners in both urban and rural markets. As used herein the terms "Westbridge" or the "Company" refer to Westbridge and its consolidated subsidiaries, unless the context requires otherwise. The Company's revenues result primarily from (i) operating insurance companies (the "Insurance Subsidiaries") and (ii) general insurance agencies marketing certain managed health care plans which are underwritten by Health Maintenance Organizations ("HMOs") and other non-affiliated managed care organizations.

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced a sharp increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantial losses for such quarters. In addition, a backlog of pending claims was paid during that period which also contributed to the second quarter's losses. Following independent reviews of the Company's claim reserves and an independent benefit analysis of claims, the Company was required to make substantial additions to the Insurance Subsidiaries' claim reserves. During the fourth quarter of 1997, the Company suspended interest payments on its 11% Senior Subordinated Notes and its 7-1/2% Convertible Subordinated Notes, and suspended dividend payments on its Series A Preferred Stock, resulting in various defaults and events of default on such securities. The Company also recognized a substantial premium deficiency by recording a non-cash charge to current expenses of approximately $65 million in unamortized deferred policy acquisitions costs. The Company has been working with Houlihan, Lokey, Howard & Zukin Capital since November 1997 to assist it in exploring its strategic alternatives and is continuing active discussions with its insurance regulatory authorities and certain of its creditors. See "ITEM 7 - Management's Discussion and Analysis of Results of Operations and Financial Condition."

MARKETING DISTRIBUTION SYSTEM

The Company markets health insurance products and managed care health plans through a distribution system consisting of (i) general agencies in which the Company has a controlling ownership interest and (ii) independently-owned general agencies which have entered into exclusive contractual arrangements to sell the Company's insurance products.

The Company has generally marketed its underwritten health insurance products to individuals on a one-on-one basis through agents who are independent contractors associated with general agencies. The Company's policies are sold to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage. In many cases, these individuals are either owners or employees of small business groups. In 1996, the Company began marketing managed care health plans underwritten primarily by HMOs and other managed care organizations, primarily in urban markets where managed care is the consumer's preferred health-care choice.

Agents' sales contacts generally result from leads generated either by the Company's telemarketing subsidiary or through outside sources. By utilizing a predictive automated dialing system, the Company believes its wholly-owned telemarketing subsidiary, Precision Dialing Services, Inc. ("PDS") is able to generate a large number of quality sales leads. By providing its controlled and independent general agencies and their agents with these sales leads, the Company believes it can attract to experienced agents as well as new agents entering the business. Consequently, the Company believes it can more easily attract new agents and retain agents who are a part of its existing general agencies.

The Company has sought to develop its network of controlled general agencies to provide it with flexibility and long-term stability in its marketing relationships. To the extent that these general agencies sell commissioned products of HMOs and other managed care organizations, they provide additional fee and service income to the Company.

The principal general agencies in which the Company has a controlling ownership interest are LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), Senior Benefits, LLC ("Senior Benefits"), Health Care-One Insurance Agency, Inc. ("Health Care-One"), Health Care-One Marketing Group, Inc. ("HCO Marketing") and Freedom Marketing. These general agencies market a variety of insurance products underwritten by the Company, as well as HMO, Preferred Provider Organization ("PPO") and Medicare SELECT products underwritten by independent managed care organizations such as Blue Cross of California and UniCARE Life and Health Insurance Company ("UniCARE"), each of which is a subsidiary of WellPoint Health Networks Inc. ("WellPoint"). The principal independent general agencies that sell the Company's products are Cornerstone National Marketing Corporation ("Cornerstone") and National Farm and Ranch Group, Inc. ("Farm & Ranch"), each of which currently markets the Company's Medical Expense products.

Since prior to 1991, the Company's controlled and independent general agencies have accounted for substantially all of the Company's first-year premiums. During 1997, LifeStyles Marketing, Cornerstone, Senior Benefits and Farm & Ranch each accounted for over 10% of the Company's first-year premiums and together accounted for over 85% of the Company's first-year premiums. The Company believes that its relationships with its general agencies are good. However, there can be no assurance that such relationships will continue, or if they do continue, that they will be profitable for the Company. The Company's ability to increase production of its underwritten products is expected to remain limited for the foreseeable future, and these limitations could adversely affect the Company's relationships with these general agencies. The loss of, or significantly reduced sales efforts by, any of these general agencies, and the failure by the Company to replace such general agencies or otherwise offset such losses, could have a material adverse affect on the Company's business, financial condition or results of operations. In the event the Company desires to expand its marketing distribution system, there can be no assurance that it will be able to form additional general agency relationships or, if formed, that such relationships will result in increased sales or profitability for the Company.

DESCRIPTION OF PRODUCT LINES

The major product lines currently marketed and underwritten by the Company's Insurance Subsidiaries are:

      "Medical Expense Products," which include policies providing reimbursement for various costs of medical and hospital care and offering reduced deductibles and coinsurance payments to policy-holders which use the Company's contracted PPOs; and

      "Critical Care and Specified Disease Products," which include indemnity policies for treatment of specified diseases and "event specific" and "critical care" policies which provide fixed benefits or lump sum payments upon diagnosis of internal cancer or other catastrophic diseases.

Historically, the Company has also underwritten a significant amount of "Medicare Supplement Products" designed to provide reimbursement for certain expenses not covered by the Medicare program. During 1997, the Company significantly reduced its underwriting of these products in favor of marketing the Medicare Supplement products of other insurers due to the relatively low margins for these products.

The major managed care products which are currently marketed by the Company and underwritten by unaffiliated HMOs and other managed care organizations are:

      HMO products underwritten by Blue Cross of California;

      PPO products underwritten by UniCARE; and

      Medicare SELECT products underwritten by UniCARE which utilize the Company's network of contracted Medicare SELECT providers.

Premium revenue, in thousands, for each of the Company's major underwritten product lines is set forth below:

                                                             Year Ended December 31,
                                                          ------------------------------
                                                            1997       1996       1995
                                                          --------   --------   --------
ACCIDENT AND HEALTH INSURANCE:
     Medical Expense Products:
       Direct business
         First-year                                       $ 26,621   $ 40,308   $ 16,352
         Renewal                                            36,680     15,906      9,990
       Acquired Business (1)                                10,438     14,057     19,569
       Other (3)                                             1,500      1,520      1,926
                                                          --------   --------   --------
     Total Medical Expense Products                         75,239     71,791     47,837
                                                          --------   --------   --------

     Critical Care and Specified Disease Products:
       Direct business
         First-year                                          1,229      1,227      1,254
         Renewal                                            12,216     12,520     13,009
       Acquired business (1) (2)                            20,052     16,465      8,901
       Reinsurance assumed                                       -      4,002      9,911
                                                          --------   --------   --------
     Total Critical Care and Specified Disease Products     33,497     34,214     33,075
                                                          --------   --------   --------

     Medicare Supplement Products:
       Direct business
         First-year                                          8,754     17,852     12,359
         Renewal                                            25,124     11,895      3,011
       Acquired business (1)                                15,546     17,788     20,645
       Other (3)                                             2,105      2,351      2,617
                                                          --------   --------   --------
     Total Medicare Supplemental Products                   51,529     49,886     38,632
                                                          --------   --------   --------
         Total Accident and Health Insurance               160,265    155,891    119,544
                                                          --------   --------   --------

LIFE INSURANCE:
     Total Life Insurance                                      832        889        549
                                                          --------   --------   --------
         Total Premium Revenue                            $161,097   $156,780   $120,093
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

(3) Represents pre-1987 discontinued lines of business.

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

The Company's Medical Expense products are marketed primarily by Freedom Marketing, LifeStyles Marketing, Cornerstone, and Farm & Ranch and are sold primarily to members of non-affiliated associations which consist of self-employed individuals, small business owners and members of the agricultural community.

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

The Company's Critical Care and Specified Disease products are currently marketed by LifeStyles Marketing and Freedom Marketing.

Medicare Supplement Products. During 1997, the Company significantly reduced the production of its Medicare Supplement products in favor of marketing the Medicare Supplement products of other insurers. Medicare Supplement products are low margin products which require a large number of in-force policies to generate significant profits.

The Medicare Supplement products previously sold by the Company provide coverage for many of the medical expenses which the federal Medicare program does not cover, such as copayments, deductibles and specified losses which exceed the federal program's maximum benefits. The Company also underwrites a Medicare SELECT policy which is designed to provide benefits which supplement Medicare at attractive rates by taking advantage of arrangements with hospitals, other health care providers and PPOs. These arrangements typically provide that a hospital or health care provider will agree to waive Medicare's Part A initial deductible, thereby reducing the total benefit expenses associated with a hospital stay. The Company's Medicare Supplement Products are guaranteed renewable.

The Omnibus Budget Reconciliation Act of 1990 mandated, among other things, standardized policy features in Medicare Supplement plans and, in response, the NAIC created ten model Medicare Supplement plans. In states that have adopted the NAIC model, only those 10 policies can be sold. In November 1993, the Company began underwriting four of the model plans.

Life Insurance. The Company began marketing its EZ-100 life plan in 1995. EZ-100 is an individually underwritten whole life insurance product designed to serve as a complement to accident and health insurance products. EZ-100 is issued at face amounts ranging from $3,000 to $20,000 and may be marketed by any of the Company's general agencies.

While the Company substantially discontinued active sales of ordinary life insurance products in 1979, it continues to receive renewal premiums on ordinary life policies in force sold prior to that date.

HOME OFFICE OPERATIONS

The Company's operations are conducted primarily at its Fort Worth office (the "Home Office"). See "ITEM 2 - Properties." The functions carried out at the Home Office include policy issue and underwriting, policyowner service, claims processing, agency service and other administrative functions such as data processing, legal, accounting and actuarial.

The Company's policy issue and underwriting departments review policy applications. Although industry practice does not require physical examinations and tests before a policy is issued, the Company's underwriting personnel will generally telephone an applicant for a Medical Expense product to verify the information set forth in the policy application and the policy benefits being sold and will often contact the applicant's physician in the verification process. These telephone calls are recorded. Applicants for the Company's Critical Care and Specified Disease products must certify in writing that they meet certain health standards established by the Company before the policy will be issued.

The Company's policyowner service department and agency service department are responsible for responding to policyowner and agent requests for information or services. The claims processing department reviews benefit claims submitted by policyowners, determines the benefits payable and processes the claim payments.

RESERVE POLICY

The Company's reserves consist of two separate components: the claim reserves and the policy benefit reserves. The claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. The Company's consulting actuary estimates these reserves based upon analysis of claim inventories, loss ratios and claim lag studies. These estimates are developed in the aggregate for claims incurred (whether or not reported). The claim reserves include an amount which will not be paid out until subsequent reporting periods but which is recorded in the current period for reporting purposes. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".

Policy benefit reserves are established by the Company for benefit payments which have not been incurred but which are estimated to be incurred in the future. The policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with generally accepted accounting principles ("GAAP").

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Company's policy benefit reserves, the Company relies primarily upon its own benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. The Company's persistency rates have a direct impact upon its policy benefit reserves because the determinations for this reserve are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the
Company's policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claims submissions experienced by the Company during the second and third quarters of 1997 were indicative of inadequate pricing in the Company's Medical Expense and Medicare Supplement products. See ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments".

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

The Insurance Subsidiaries consist of National Foundation Life Insurance Company ("NFL"), FLICA, NFIC and AICT. The Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment result assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. Although the effect of this requirement is moderated by the allowance under SAP of an accounting treatment known as the "two year preliminary term" reserve valuation method. This reserve method allows the Company to defer any accumulation of policy benefit reserves until after the second policy year. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries to Westbridge. See ITEM 7 - "Liquidity, Capital Resources and Statutory Capital and Surplus - Insurance Subsidiaries".

REGULATION

The Company and its Insurance Subsidiaries are subject to regulation and supervision in all jurisdictions in which they conduct business. In general, state insurance laws establish supervisory agencies with broad administrative powers relating to, among other things, the granting and revoking of licenses to transact business, regulation of trade practices, premium rate levels, premium rate increases, licensing of agents, approval of content and form of policies, maintenance of specified minimum statutory reserves and statutory capital and surplus, deposits of securities, form and content of required financial statements, nature of investments and limitations on dividends to stockholders. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders.

The Company's health insurance products are subject to rate regulation by state insurance departments, which generally require that certain minimum loss ratios be maintained. The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Most states in which the Company writes health insurance products have adopted the loss ratios recommended by the National Association of Insurance Commissioners ("NAIC"). The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Company or (ii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimum ratios, and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities, the Company may be required to reduce or refund premiums, which could have a material adverse effect on the Company's business, financial condition or results of operations. Similarly, the Company's ability to increase its premium rates in response to adverse loss ratios is subject to regulatory approval. Failure to obtain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled.

The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1997, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1997, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI. As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997, certain intercompany and large cash transactions are subject to the approval of the domiciliary states.

The Insurance Subsidiaries are subject to periodic examinations by state regulatory authorities as part of their routine regulatory oversight process. Texas recently completed a periodic examination of NFIC and AICT, and management does not expect the results of these examinations to have a material effect on the financial condition of the Company. Mississippi is currently conducting an examination of FLICA, and the results of that examination will be available during 1998.

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

The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments which cannot be offset against future premium taxes are charged to expense. Assessments which qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $28,000 during the year ended December 31, 1997. The likelihood and amount of any other future assessments cannot be estimated and are beyond the control of the Company.

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

INVESTMENTS

Investment income is an important source of revenue, and the Company's return on invested assets has a material effect on net income. The Company's investment policy is subject to the requirements of regulatory authorities regarding maintenance of minimum statutory reserves in order to meet future policy obligations for policies in force. Statutory reserves may only consist of certain types of admitted investments and the percentage mix of those assets is regulated by statute. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company's investment portfolio is managed by Conseco Capital Management, Inc., a registered investment advisor.

Investment policy is determined by the Investment Committees of Westbridge and the Insurance Subsidiaries in accordance with guidelines set forth by their respective Boards of Directors. The current policy of Westbridge and each of the Insurance Subsidiaries is to balance the portfolio between long- and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims. The current schedule of the Company's invested asset maturities corresponds with the Company's expectations regarding anticipated cash flow payments based on the Company's policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 5% of the Company's assets may be invested in higher yielding, non-investment grade securities.

The following table provides information on the Company's cash and invested assets, in thousands, as of the dates indicated:

                                                           Year Ended December 31,
                                                        ------------------------------
                                                          1997       1996       1995
                                                        --------   --------   --------

Cash and cash equivalents                               $  1,030   $  1,013   $  2,013
                                                        --------   --------   --------
Bonds:
   U.S. Government and related agencies                   22,142     26,108     35,658
   State, county and municipal                             1,071        518      1,632
   Public utilities                                       11,273     11,016      8,700
   Industrial and miscellaneous                           94,263     53,955     40,490
                                                        --------   --------   --------
     Total Bonds                                         128,749     91,597     86,480
                                                        --------   --------   --------
Preferred stock                                            2,645        147        356
                                                        --------   --------   --------
Common stock                                               2,125      1,449        183
                                                        --------   --------   --------
Investment in Freedom Holding Company (1)                      -          -      6,173
                                                        --------   --------   --------
Other Invested Assets:
   Mortgage loans on real estate                             389        658        639
   Policy loans                                              284        282        285
   Short-term investments and certificates of deposit     12,654      8,072     15,246
   Investment real estate                                    566          -        141
                                                        --------   --------   --------
     Total Other Invested Assets                          13,893      9,012     16,311
                                                        --------   --------   --------
       Total Cash and Invested Assets                   $148,442   $103,218   $111,516
                                                        ========   ========   ========


(1) Represents the Company's 40% ownership interest prior to May 31, 1996. On May 31, 1996, the Company purchased the remaining 60% ownership interest of FLICA's parent, FHC. Subsequent to that date, the Company has consolidated the accounts of FHC in accordance with GAAP.


Included in the invested assets of the Company outlined in the preceding table are certain high-yield debt securities which are below a "BBB" or equivalent rating. These high-yield debt securities amounted to less than 1.6%, 1.5% and 0.7% of the Company's total cash and invested assets at December 31, 1997, 1996 and 1995, respectively.

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the periods shown:

                                                              Year Ended December 31,
                                                          --------------------------------
                                                            1997        1996        1995
                                                          --------    --------    --------
                                                         (in thousands, except percentages)
Total invested assets, cash and cash equivalents          $148,442    $103,218    $111,516
Net investment income (1)                                    9,390       7,535       7,021
Realized gains on investments                                   84          96         182
Average gross annual yield on total investments               7.7%        7.2%        7.0%


(1) Excludes interest on receivables from agents of $1.6 million, $1.2 million and $0.4 million for the years ended December 31, 1997, 1996 and 1995, respectively.


The  following  table  summarizes  the  Company's  fixed  maturity   securities,
excluding short-term investments and certificates of deposit, at December 31, 1997:

                            FIXED MATURITY SECURITIES

                                                                 Carrying
                                                                Value(1),(2)   %
                                                                  --------   ------
                                                               (in thousands)
Fixed maturity securities:
U.S. Government and governmental
   agencies and authorities (except
   mortgage-backed)                                               $ 11,668       9.1
States, municipalities and political
   subdivisions                                                      1,071       0.8
Finance                                                             33,581      26.1
Public utilities                                                    11,273       8.8
Mortgage-backed                                                     10,474       8.1
All other corporate bonds                                           60,682      47.1
                                                                  --------   -------
   Total fixed maturity securities                                $128,749     100.0
                                                                  ========   =======


(1) At December 31, 1997, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable securities.


The Company's fixed maturity investment portfolio at December 31, 1997 was composed primarily of debt securities of the U.S. Government, corporations and mortgage-backed securities. Investments in the debt securities of corporations are principally in publicly-traded bonds.

Mortgage-backed securities represented approximately 8.1% of the estimated market value of the Company's total invested assets at December 31, 1997. The Company's mortgage-backed securities portfolio consists entirely of U.S. government agency pass-through certificates. Currently, the Company does not own any collateralized mortgage obligations or non-agency pass-through securities. All of these U.S. government agency pass-through securities have an investment rating of AAA and are classified NAIC Class 1. Mortgage-backed securities investors are compensated primarily for reinvestment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may prepay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit, at December 31, 1997:

                          COMPOSITION OF FIXED MATURITY SECURITIES BY RATING

                                       Carrying
                                     Value(1),(2)      %
                                      ------------  -------
                                     (in thousands)
Ratings (3)

Investment grade:
   U.S. Government and agencies        $   22,142      17.2
   AAA                                      2,280       1.8
   AA                                       9,474       7.3
   A                                       40,266      31.3
   BBB                                     52,178      40.5
Non-Investment grade:
   BB                                       2,409       1.9
   B                                            -       -
                                       ----------   -------
     Total fixed maturity securities   $  128,749     100.0
                                       ==========   =======


(1) At December 31, 1997, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

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


The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 to Class 6 with Class 1 as the highest quality rating. The following table summarizes the Company's fixed maturity securities according to NAIC Designations and Standard & Poor's ratings at December 31, 1997:

                                NAIC DESIGNATIONS

                                         Carrying
                                     Value (1), (2)       %
                                     ---------------   -------
NAIC Designations (3)
NAIC 1 (AAA, AA, A)                  $        74,162      57.6
NAIC 2 (BBB)                                  52,178      40.5
NAIC 3 (BB) and below                          2,409       1.9
                                     ---------------   -------
   Total fixed maturity securities   $       128,749     100.0
                                     ===============   =======


(1) At December 31, 1997, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable fixed maturity securities.

(3) Generally comparable to Standard & Poor's ratings. Comparisons between NAIC Designations and Standard & Poor's ratings are as published by the NAIC.


The scheduled maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31, 1997 were:

              COMPOSITION OF FIXED MATURITY SECURITIES BY MATURITY

                                                Carrying
                                              Value(1),(2)        %
                                                --------       -------

Scheduled Maturity

Due in one year or less                         $  3,500           2.7
Due after one year through five years             22,907          17.8
Due after five years through ten years            42,737          33.2
Due after ten years                               49,131          38.2
Mortgage-backed securities                        10,474           8.1
                                                --------       -------
     Total fixed maturity securities            $128,749         100.0
                                                ========       =======


(1) At December 31, 1997, all of the company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value.

(2) Estimated market value represents the closing sales prices of marketable fixed maturity securities.


REINSURANCE

Ceded. As is customary in the insurance industry, the Company's Insurance Subsidiaries reinsure portions of the coverages it provides to its policyholders to other insurance companies on both an excess of loss and coinsurance basis. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance, but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Coinsurance Agreement") with a reinsurer effective July 1, 1996 on the in-force Cancer, Heart and Intensive Care business. The Coinsurance Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. On May 1, 1997, the Coinsurance Agreement was terminated and recaptured. Consistent with the terms of the agreement, the unpaid portion of the initial ceding commission allowance was repaid inclusive of interest at 15.0%. For the years ended December 31, 1997 and 1996, the amount repaid was approximately $8.6 million and $1.9 million, respectively. The ceding allowance payable at December 31, 1997 and 1996, totaled $0 and $8.6 million, respectively. During the term of the Coinsurance Agreement, the Company maintained in trust, investments with an estimated market value equal to 90% of the active life reserves on the reinsured business approximating $14.7 million at December 31, 1996. See NOTE 14 - REINSURANCE and
NOTE 16 - EXTRAORDINARY ITEM to the Company's Consolidated Financial Statements.

The Company generally does not cede risks associated with its Medicare Supplement products or Life Insurance products. However, 100% of the Company's risks under its Accidental Death policies currently in force are reinsured. The Company also reinsures its risks under the Medical Expense products on an excess of loss basis so that its maximum payment to any one beneficiary during any one-year period is limited ($100,000 in 1997) for any accident or illness. In accordance with industry practice, the reinsurance agreements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination date and the expiration dates.

Assumed. In the past, the Company has utilized coinsurance agreements to assume premiums and increase revenues. NFL and FLICA were party to such arrangements prior to NFL's acquisition of FHC. In 1996, prior to this acquisition, $4 million in premiums were assumed by NFL. Subsequent to the acquisition, those coinsurance arrangements were canceled.

HEALTH CARE REFORM

Numerous proposals have been introduced in Congress and various state legislatures to reform the present health care system. Proposals have included, among other things, modifications to the existing employer-based insurance system, a quasi-related system of "managed competition" among health plans and a single-payer, public program. Most of these proposals are specifically directed at the individual and small group health care market, which is a significant portion of the Company's health business. At present, most health care reform, other than that related to the Medicare program, is taking place at the state level. A number of states have passed or are considering legislation that would limit the differentials in rates that insurers could charge between new business and renewal business with respect to similar demographic groups. State legislation also has been adopted or is being considered that would make health insurance available to all small groups by requiring coverage of all employees and their dependents, by limiting the applicability of pre-existing conditions exclusions, by requiring insurers to offer a basic plan exempt from certain mandated benefits as well as a standard plan, and by establishing a mechanism to spread the risk of high risk employees to all small group insurers.

In  1996,   Congress  enacted  HR  3103  ("Health   Insurance   Portability  and
Accountability Act", or "HIPAA"), also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions are applicable to both insured and self-funded employer group coverages and include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusions of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. In the individual market, HIPAA requires guaranteed acceptance for eligible individuals moving out of group plans who have at least 18 months of prior coverage. However, most states have or are expected to amend their laws to alleviate any inconsistencies with the federal minimum standards. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

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



COMPETITION

The accident and health insurance industry is a highly competitive environment and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, favorable ratings from A.M. Best Company, Inc. ("A.M. Best") and larger staffs than the Company. The Company competes with other insurers to attract and retain the allegiance of its independent agents and marketing organizations that, at this time, are responsible for a significant portion of the Company's revenues. Competitive factors applicable to the Company's business include product mix, policy benefits, service to policyholders and premium rates. The Company believes that its A.M. Best rating is not a significant factor affecting its ability to sell its products in the markets that it serves.

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

Managed health care organizations also operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, legislative reform, aggressive marketing practices and market pressures. The Company's ability to increase its fee and service income by continuing to expand its marketing of managed care products underwritten primarily by HMOs and other managed care organizations may be adversely affected by the changes affecting this industry.



EMPLOYEES

At December 31, 1997, the Company employed 345 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

On May 1, 1998, the Company intends to move its principal offices from 777 Main Street, Fort Worth, Texas, to 110 West 7th Street, Fort Worth, Texas. The lease for the new facility expires in April 2003. Westbridge Printing Services, Inc. ("WPS"), the Company's wholly-owned printing subsidiary which prints all policies, forms and brochures of the Insurance Subsidiaries, maintains its manufacturing facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. The Company also has lease agreements for certain sales offices of its affiliated marketing agencies in Arizona, California and Texas. The Company believes that the newly leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.


ITEM 3.  LEGAL PROCEEDINGS

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

On December 17, 1997, a purported class action complaint, naming the Company, two current directors of the Company, one former director of the Company and two underwriters of the Company's 7-1/2% Convertible Subordinated Notes as defendants, was filed in the United States District Court for the Northern District of Texas on behalf of persons who purchased securities of the Company during the period October 31, 1996 through October 31, 1997. The complaint alleges that the Company materially overstated its earnings due to the Company's establishment of inadequate reserves for pending insurance claims. The plaintiff seeks unspecified money damages and certain costs and expenses. Management believes that the lawsuit is without merit and it intends to defend this action vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders of the Company.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-HOLDER MATTERS


Westbridge's Common Stock is listed on the New York Stock Exchange and traded under the symbol "WBC." The following table sets forth for the periods indicated the high and low sales price for the Common Stock, by quarter, as reported by the New York Stock Exchange.

                                               High         Low
1998
First Quarter (through March 9, 1998)          0.938       0.438

1997
Fourth Quarter                                 4.938       0.375
Third Quarter                                 10.625       4.563
Second Quarter                                10.125       8.875
First Quarter                                 12.250       9.500

1996
Fourth Quarter                                 9.875       7.750
Third Quarter                                  8.750       7.500
Second Quarter                                 7.875       5.875
First Quarter                                  7.125       5.250


On March 9, 1998, the closing price of the Common Stock on the New York Stock Exchange was $0.625 per share. As of March 9, 1998, there were approximately 2,213 record holders of the Common Stock.

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

For information concerning statutory limitations on the payment of dividends to Westbridge by the Insurance Subsidiaries and further discussion of the Company's results of operations and liquidity, see ITEM 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations", ITEM 1 "Business -Regulation", and NOTE 12 - STATUTORY CAPITAL AND SURPLUS to the Consolidated Financial Statements.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was selected or derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company and related notes.

                                                                      Year Ended December 31,
                                            ------------------------------------------------------------------------------
                                               1997               1996 (1)       1995              1994 (2)       1993
                                            -----------        -----------    -----------       -----------    -----------
                                                                 (in thousands, except share data)
Statement of Operation Data:
Premiums                                    $   161,097        $   156,780    $   120,093       $    98,703    $    68,731
Net investment income                            11,023              8,736          7,421             5,764          4,120
Fee and service income                           16,700              9,534          2,336             1,759          1,411
Net realized gains on investments                    84                 96            182               320          1,030
                                            -----------        -----------    -----------       -----------    -----------
       Total revenues                           188,904            175,146        130,032           106,546         75,292
                                            -----------        -----------    -----------       -----------    -----------
Benefits and claims                             136,866             94,187         70,465            53,623         33,153
Amortization of deferred policy
  acquisition costs                              30,873             22,907         11,553             9,711          8,159
Commissions                                      16,690              7,919         11,359            11,224          9,595
General and administrative expenses              31,407             27,123         21,926            16,847         14,349
Reorganization expense                            4,424                  -              -                 -              -
Recognition of premium deficiency                64,952                  -              -                 -              -
Taxes, licenses and fees                          5,995              5,951          4,101             3,230          2,724
Interest expense                                  7,102              4,462          2,432             3,067          2,552
                                            -----------        -----------    -----------       -----------    -----------
       Total expenses                           298,309            162,549        121,836            97,702         70,532
                                            -----------        -----------    -----------       -----------    -----------
(Benefit) provision for income taxes            (13,268)             4,410          2,813             2,764          1,562
Equity in FHC                                         -                 74            348               345            333
(Loss) income before
  extraordinary loss                            (96,137)             8,261          5,731             6,425          3,531
Extraordinary loss, net of
  income tax                                      1,007                  -            407                 -              -
                                            -----------        -----------    -----------       -----------    -----------
Net (loss) income                               (97,144)             8,261          5,324             6,425          3,531
Preferred stock dividends                         1,572              1,650          1,650             1,190              -
                                            -----------        -----------    -----------       -----------    -----------
(Loss) income applicable to
  common stockholders                       $   (98,716)       $     6,611    $     3,674       $     5,235    $     3,531
                                            ===========        ===========    ===========       ===========    ===========

Earnings Per Share:
   Basic                                    $    (16.07)       $      1.11    $      0.64       $      1.21    $      0.84
   Diluted                                  $    (16.07)       $      0.97    $      0.63       $      1.04    $      0.78
Book Value Per Share:
   Basic                                    $     (7.33)       $      7.93    $      7.14       $      5.95    $      5.06
   Diluted (3)                              $     (7.33)       $      8.07    $      7.50       $      6.90    $      5.06

Weighted Average
  Shares Outstanding:
   Basic                                      6,143,000          5,978,000      5,698,000         4,335,000      4,214,000
                                            ===========        ===========    ===========       ===========    ===========
   Diluted                                    6,143,000          8,477,000      5,829,000         6,185,000      4,538,000
                                            ===========        ===========    ===========       ===========    ===========

Balance Sheet Data:
Total cash and invested assets              $   148,442        $   103,218    $   111,516       $   108,838    $    57,434
Deferred policy acquisition costs                19,165             83,871         56,977            58,654         28,354
Total assets                                    202,856            220,716        200,999           187,581         97,067
Notes payable (4)                                13,100             21,210         15,807                 -              -
Senior subordinated debentures
  due 1996 (5)                                        -                  -              -            24,665         19,422
Senior subordinated notes
  due 2002 (5)                                   19,447             19,350         19,264                 -              -
Convertible subordinated notes
  due 2004 (6)                                   70,000                  -              -                 -              -
Redeemable preferred stock (7)                   19,000             20,000         20,000            20,000              -
Stockholders' (deficit) equity                  (45,418)            47,903         42,805            26,355         21,611



(1) Includes operations of FLICA's parent, FHC, from June 1, 1996.

(2) Includes operations of NFIC and AICT from April 12, 1994.

(3) Calculated by adding the redeemable preferred stock balance to stockholders' equity and dividing the resultant sum by the period-end shares outstanding plus the number of common shares issuable upon conversion of the redeemable preferred stock as if converted at the end of the period.

(4) At December 31, 1997, represents balances of $13.1 million outstanding against a $20.0 million revolving line of credit.

(5) On February 28, 1995, the Company issued $20.0 million principal amount of its 11% Senior Subordinated Notes due 2002 and issued 1,500,000 additional shares of Common Stock. The proceeds of these offerings were used, in part, to redeem the Senior Subordinated Debentures due 1996, on March 30, 1995.

(6) On April 29, 1997, the Company issued $65.0 million principal amount of its 7-1/2% Convertible Subordinated Notes ("Convertible Notes") due 2004. On May 16, 1997, the Company completed the sale of an additional $5.0 million of its Convertible Notes in connection with the underwriters' over allotment option.

(7) At December 31, 1997 consists of 19,000 shares of Series A Preferred Stock, which were convertible, at the option of the holders thereof, into an aggregate of 2,259,214 shares of Common Stock at a conversion price of $8.41 per share of Common Stock.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RECENT DEVELOPMENTS

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantially increased loss ratios. In addition, a backlog of pending claims was paid during that period which also contributed to the second quarter's losses. Independent reviews of the Company's claim reserves were performed as of September 30, 1997. Additionally, an independent benefit analysis of claims was completed which indicated that significant rate increases, which are not expected to be fully implemented until at least September 1998, and further benefit modifications will be required to offset the current adverse claims experience. However, until such time as the necessary rate increases, and benefit modifications can be fully implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

In addition, policy persistency has declined in connection with the implementation of certain rate increases together with intensified competitor solicitation of the Company's policyholders. These events affected the future profit margins available to absorb amortization of Deferred Policy Acquisition Costs ("DPAC"). As a result of these adverse changes, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain lines of business existed as of December 31, 1997. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. Generally accepted accounting principles require the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. In this connection, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million and incurred a significant loss for the year ended December 31, 1997. This adjustment has no impact on the Company's cash position at December 31, 1997 and does not impact the statutory capital and surplus of the Insurance Subsidiaries.

As a result of these losses, in November 1997, the Company engaged Houlihan, Lokey, Howard & Zukin to act as its financial advisor to explore the Company's strategic alternatives which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness. Since November 1997, the Company has held discussions with the regulatory authorities in its domiciliary states of Delaware, Texas and Mississippi and with an ad hoc creditors' committee representing both the holders of the 11% Senior Subordinated Notes ("Senior Subordinated Notes") due 2002 and the holders of its 7-1/2% Convertible Subordinated Notes ("Convertible Notes") due 2004.

In order to preserve capital and maintain flexibility while it considers its strategic alternatives, the Company has suspended its scheduled debt service payments on its Senior Subordinated Notes and Convertible Notes since November 1997 and suspended its dividend payments on its outstanding Series A Preferred Stock since October 1997. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and became events of default thereunder as of November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under its Credit Agreement with a bank. Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes (See NOTE 7 - FINANCING ACTIVITIES). As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. There can be no assurance that the Company will resume such interest and dividend payments in the future.

The Report of Independent Accountants included herein refers to certain of the foregoing events which are discussed in NOTE 2 to the Company's financial statements and which raise substantial doubt about the Company's ability to continue as a going concern. See ITEM 8 - "Financial Statements and Supplementary Data."

IMPACT OF YEAR 2000 ISSUE

The Company is analyzing the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

Management has initiated an enterprise-wide program to prepare the Company's computer systems, infrastructure, and facilities for the Year 2000. This program includes working with vendors and business partners to insure they are also prepared for the Year 2000. The Company expects to incur internal staff costs as well as consulting and other expenses approximating $3.0 million related to computer systems, infrastructure, and facilities enhancements necessary to prepare for the Year 2000.

The Company expects its Year 2000 program to be completed in a timely basis; however, the Year 2000 computer problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such potential, unforeseen problems in the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, amortization of DPAC, commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness. In addition to the foregoing expenses, Westbridge is obligated to pay dividends on the Series A Preferred Stock if and when declared by the Board of Directors.

Fee and service income is generated from (i) commissions received by the Company for sales of managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services provided by PDS, and
(iii) printing services provided by WPS.

Benefits and claims are comprised of (i) claims paid, (ii) changes in claim reserves for claims incurred (whether or not reported), and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

Under generally accepted accounting principles, a DPAC asset is established to properly match the costs of writing new business against the expected future revenues or gross profits from the policies. The costs, which are capitalized and amortized, consist of first-year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting. The DPAC for accident and health policies and traditional life policies are amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DPAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DPAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period. Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business.

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
                                  Premiums (1)
                                               --------------------------------
                             Year Ended December 31,
                                               --------------------------------
                                                 1997        1996        1995
                                               --------    --------    --------

Company-issued policies:
     First-year premiums                       $ 36,800    $ 61,049    $ 34,561
     Renewal premiums                            78,261      47,421      36,417
                                               --------    --------    --------
       Total company-issued policy premiums     115,061     108,470      70,978
                                               --------    --------    --------

Acquired policies:
     AII                                          7,179       8,364       9,811
     LHI                                          1,533       1,820       2,089
     DNL                                          2,827       2,974       3,299
     NFIC and AICT                               21,061      26,207      33,110
     FLICA                                       12,605       7,744           -
     Other                                          831       1,201         806
       Total acquired policy premiums (2)        46,036      48,310      49,115
                                               --------    --------    --------
         Total Premiums                        $161,097    $156,780    $120,093
                                               ========    ========    ========


(1)  For a breakdown of premiums by product line, see "Business-Product Lines."

(2)  Premiums  for  the  acquired  policies  include   first-year   premiums  of
     $1,090,000,  $794,000 and  $213,000 for the years ended  December 31, 1997,
     1996 and 1995, respectively.


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

Forward-Looking Information. The preceding statement and certain other statements contained in the Business section, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Notes to the Consolidated Financial Statements are forward-looking statements. These forward-looking statements are based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the extent of any increase in future claim submissions, the availability of sufficient statutory capital and surplus, the ability to increase premium rates on in-force policies to offset higher than anticipated loss ratios, actions that may be taken by insurance regulatory authorities and the Company's creditors following recent operating losses, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Quarterly Reports on Form 10-Q for the quarter ended March 31, 1997, June 30, 1997 and September 30, 1997, the Company's Registration Statement on Form S-1 dated as of March 28, 1997, as amended, and the Prospectus dated April 24, 1997. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Quarterly Report and those in the Company's reports previously filed with the Securities and Exchange Commission. Copies of these filings may be obtained by contacting the Company or the SEC.

RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996

Premiums. Premiums increased $4.3 million, or 2.7%, from $156.8 million to $161.1 million. This increase resulted from an increase in renewal premiums from Company-issued policies of $33.7 million, or 75.6%, and was offset by a decrease in renewal premiums from acquired policies of $5.4 million, or 10.7%, and decreases in first-year premiums from Company-issued and acquired policies of $22.8 million and $1.2 million, or 38.1% and 60.0%, respectively.

The increase in renewal premiums from Company-issued policies was attributable to an increase of $20.7 million, or 118.3% in Medical Expense premiums, an increase of $13.0 million, or 92.2% in Medicare Supplement premiums, an increase in Life Insurance and other premiums of $0.3 million, or 50.0%, and was offset by a decrease of $0.3 million, or 2.4%, in Critical Care and Specified Disease premiums.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $5.4 million, or 20.6%, from the policies acquired in the NFIC and AICT acquisition and to a decrease of $1.8 million, or 12.6%, from the policies acquired from AII, LHI and DNL, and was offset by an increase of $1.8 million, or 18.4%, from the policies acquired in the FLICA acquisition.

The  decrease  in   first-year   premiums  from   Company-issued   policies  was
attributable to a decrease of $13.5 million, or 33.5% in Medical Expense premiums, a decrease of $9.1 million, or 50.8% in Medicare Supplement premiums, and a decrease of $0.2 million, or 40.0%, in Life Insurance and other premiums.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $1.2 million, or 60.0%, from the policies acquired in the FLICA acquisition.

Net Investment Income. Net investment income increased $2.3 million, or 26.4%, from $8.7 million to $11.0 million. This increase was attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter.

Fee and Service Income. Fee and service income increased $7.2 million, or 75.8%, from $9.5 million to $16.7 million. The increase was primarily due to an increase of $6.4 million, or 81%, relating to commissions on managed care product sales earned by the Company's controlled general agencies and an increase of $0.8 million, or 47.1%, in other fees.

Benefits and Claims. Benefits and claims expense increased $42.7 million, or 45.3%, from $94.2 million to $136.9 million. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $39.2 million and $3.5 million, or 65.7% and 10.1%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $31.1 million, or 115.2%, from Medical Expense products, an increase of $6.4 million, or 25.3%, from Medicare Supplement products, an increase of $2.2 million, or 36.7%, from Critical Care and Specified Disease products, and was offset by a decrease of $0.5 million, or 35.7% from Life Insurance and other products.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $2.9 million, or 72.5%, from the policies acquired in the FLICA acquisition, an increase of $0.3 million, or 1.4%, from the policies acquired in the NFIC and AICT acquisition, and an increase of $0.3 million, or 3.1% from the policies acquired from AII, LHI and DNL.

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantially increased loss ratios. In addition, a backlog of pending claims was paid during that period which also contributed to the second quarter's losses. Independent reviews of the Company's claim reserves were performed as of September 30, 1997. Additionally, an independent benefit analysis of claims was completed which indicated that significant rate increases, which are not expected to be fully implemented until at least September 1998, and further benefit modifications will be required to offset the current adverse claims experience. However, until such time as the necessary rate increases and benefit modifications can be fully implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

Amortization of DPAC. A portion of the Company's loss resulted from an increase in amortization of DPAC due to lower persistency as a result of rate increase activity on inforce business. As management requests additional rate increases for Medical Expense and Medicare Supplement products in order to resolve premium pricing disparities and to reduce adverse claim loss ratios, the Company's earnings may be negatively impacted by further unanticipated increases in amortization of DPAC during 1998.

Amortization of DPAC increased $8.0 million, or 34.9%, from $22.9 million to $30.9 million. This increase was attributable to an increase in amortization of DPAC from Company-issued policies of $10.9 million, or 63.7%, and was offset by a decrease of $2.9 million, or 50.0%, from acquired policies.

The increase in amortization of DPAC from Company-issued policies was primarily attributable to an increase of $7.6 million and $3.9 million, or 71.0% and 97.5%, from Medical Expense and Medicare Supplement products, respectively, and was offset by a decrease of $0.5 million, or 23.8% from Critical Care and Specified Disease products and a decrease of $0.1 million from Life Insurance and other products.

The decrease in amortization of DPAC from acquired policies was primarily attributable to a decrease of $2.4 million, or 104.3%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.7 million, or 43.8%, from the policies acquired from AII, LHI and DNL, and was offset by an increase of $0.2 million, or 10.5%, from the policies acquired in the FLICA acquisition.

Commissions. Commissions increased $8.8 million, or 111.4%, from $7.9 million to $16.7 million. This increase was attributable to an increase of $4.1 million in commissions on sales of Company-issued policies and an increase of $5.6 million, or 114.3%, on sales of non-affiliated, managed care insurance products, and was offset by a decrease of $0.9 million, or 14.8%, from acquired policies.

General and Administrative Expenses. General and administrative expenses increased $4.3 million, or 15.9%, from $27.1 million to $31.4 million. This increase was primarily attributable to increases in the allowance for doubtful agent receivables and a change in estimate for the recognition of deferred compensation expense. In addition, fewer policies were eligible for deferral of acquisition costs as a result of the reduction in the Company's marketing efforts for its underwritten insurance products beginning in the second quarter of 1996.

Reorganization Expense. As more fully described in "Recent Developments", in response to the losses sustained by the Company in the second and third quarters of 1997, the Company has hired a financial advisor to explore its strategic alternatives. The Company is responsible for paying the fees of its financial advisor and legal counsel and has agreed to pay the fees of the financial advisors and legal counsel to an ad hoc creditors' committee in connection with the efforts to formulate and evaluate transactional alternatives. During 1997, the Company incurred approximately $1.4 million in expenses during the fourth quarter of 1997 related to these efforts. In addition, the Company incurred approximately $3.0 million during the second quarter of 1997 in connection with a non-recurring internal reorganization.

Recognition of Premium Deficiency. As more fully described in "Recent Developments," in response to the significant increases in loss ratios on the Company's Medical Expense and Medicare Supplement products and the decline in policy persistency, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain lines of business existed as of December 31, 1997. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. Generally accepted accounting principles require the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. In this connection, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million. This adjustment has no impact on the Company's cash position at December 31, 1997 and does not impact the statutory capital and surplus of the Insurance Subsidiaries.

Taxes, Licenses and Fees. Taxes, licenses and fees remained relatively unchanged from the prior year at $6.0 million as increases in premium taxes due to higher premiums levels in 1997 were offset by decreases in state levied fees and special assessments during the same period.

Interest Expense. Interest expense increased $2.6 million, or 57.8%, from $4.5 million to $7.1 million. This increase is attributable to the accrued interest expense related to the issuance of $70.0 million of the Company's 7-1/2% Convertible Notes.

(Benefit from) Provision for Income Taxes. During 1996, the provision for income taxes was calculated by applying the 35% statutory federal tax rate to the Company's pre-tax income for the year ended December 31, 1996. The change in the (benefit from) provision for income taxes during 1997 is directly attributable to the net loss recorded by the Company for the year ended December 31, 1997. This net loss generated a significant amount of net operating loss carryforwards ("NOLs") that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. In this connection, the Company has recorded a valuation allowance that significantly reduces its benefit from income taxes for the current year from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for the year ended December 31, 1997. See NOTE 11 - INCOME TAXES to the Company's Consolidated Financial Statements.

Extraordinary Item. The Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes, for the year ended December 31, 1997. This extraordinary charge is comprised of (i) $0.4 million, net of taxes, related to the termination and recapture of a block of reinsured insurance policies and (ii) $0.6 million, net of taxes, related to the recognition of unamortized financing fees associated with the repayment and refinancing of the Company's revolving credit facility with Fleet National Bank.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

Premiums. Premiums increased $36.7 million, or 30.6%, from $120.1 million to $156.8 million. The increase was attributable to first-year and renewal premiums of Company-issued policies increasing $26.5 million and $11.0 million, or 76.6% and 30.2%, respectively, and was offset by a decrease in premiums from acquired policies of $0.8 million, or 1.6%.

The increase in first-year premiums of Company-issued policies was attributable to an increase of $26.1 million, or 154.4%, in Medical Expense premiums and an increase of $3.3 million, or 28%, in Medicare Supplement premiums. These increases were offset, in part, by a decrease of $3.2 million in Critical Care and Specified Disease premiums.

The increase in renewal premiums of Company-issued policies was attributable to an increase of $8.5 million, or 283.3%, in Medicare Supplement premiums and an increase of $6.3, or 63%, in Medical Expense premiums. These increases were offset, in part, by a decrease of $3.3 million in Critical Care and Specified Disease premium.

The decrease in premiums of acquired policies was attributable to a decrease of $6.9 million, or 20.9%, from the policies acquired in the NFIC and AICT acquisition, and a decrease of $1.4 million, or 14.8%, from the policies acquired from AII. These decreases were offset, in part, by an increase of $7.7 million from the policies acquired in the FLICA acquisition.

Net Investment Income. Net investment income increased $1.3 million, or 17.6%, from $7.4 million to $8.7 million. This increase was primarily the result of a $0.8 million increase in interest earned on receivables due from agents. The remaining increase is due primarily to a higher average investment base which was offset, in part, by negative cash flows from operations. The higher average investment base resulted from the acquisition of FLICA during the year and to amounts borrowed to finance advances to general agencies.

Fee and Service Income. Fee and service income increased $7.2 million, or 313%, from $2.3 million to $9.5 million. The increase was primarily due to an increase of $6.4 million of commission income on managed care product sales by the Company's controlled general agencies and an increase of $0.9 million of telemarketing services earned by PDS.

Benefits and Claims. Benefits and claims expense increased $23.7 million, or 33.6%, from $70.5 million to $94.2 million. Benefits and claims from Company-issued policies increased $24.4 million, or 62.7%, and were offset, in part, by a decrease in benefits and claims from acquired policies of $0.7 million, or 2.2%. In connection with the increase in premiums, benefits and claims increased $8.0 million, or 61.5%, from Medicare Supplement products, an increase of $13.8 million, or 95.2%, from Medical Expense products and an increase of $2.6 million from Critical Care and Specified Disease products. As a result of continued lapses from a closed block of business, benefits and claims decreased $3.4 million, or 38.6%, from policies purchased from AII. The block of business acquired from NFIC and AICT reflected an increase in benefits and claims expense of $2.2 million, or 11.8%, and was primarily related to disability income products. Additionally, benefits and claims expense increased $0.6 million due to the recent acquisition of FLICA.

Amortization of DPAC. Amortization of DPAC increased $11.3 million, or 97.4%, from $11.6 million to $22.9 million. The increase resulted from the growth in sales which began in the second quarter of 1995. Amortization of DPAC increased $3.2 million for Medical Expense products, $3.5 million for Medicare Supplement products, and $2.8 million for Critical Care and Specified Disease products, a portion of which was attributable to a large group policy which lapsed in 1996. Amortization of DPAC also increased $4.1 million due to sales of new policies underwritten by NFIC and AICT. This increase for NFIC and AICT was offset, in part, by a $2.1 million decrease in amortization of the cost of insurance purchased which was capitalized in connection with the Company's acquisition of NFIC and AICT. Further offsetting this increase in amortization of DPAC was a decrease of $2.9 million from discontinued Medicare Supplement products and Medical Expense products. Amortization of DPAC pertaining to FLICA increased $2.3 million related to the Critical Care and Specified Disease products.

Commissions. Commissions decreased $3.5 million, or 30.7%, from $11.4 million to $7.9 million. This decrease was a reflection of lower overall net level commission rates on new business production as compared to level commission rates for products written in prior reporting periods.

General and Administrative Expenses. General and administrative expenses increased $5.2 million, or 23.7%, from $21.9 million to $27.1 million as a result of costs associated with expanding marketing operations and servicing a growing base of policyholders. General and administrative expenses of approximately $0.6 million were incurred during 1996 as a result of acquiring the remaining interests in Senior Benefits and American Senior Security Plans.

Taxes, Licenses and Fees. Taxes, licenses and fees increased $1.9 million, or 46.3%, from $4.1 million to $6.0 million. The increase was primarily due to growth in premium revenues along with state fees charged for examinations and various assessments, including guaranty fund assessments.

Interest Expense. Interest expense increased $2.1 million, or 87.5%, from $2.4 million to $4.5 million. The increase was primarily due to an increase of $1.4 million associated with a revolving line of credit which became available to the Company on December 28, 1995 and an increase of $0.7 million related to a reinsurance treaty which was effective July 1, 1996.

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

Dividends paid by the Insurance Subsidiaries to Westbridge are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1998, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as its earned surplus is negative. Further, NFL has agreed to file for the prior approval of any dividends declared or paid for the foreseeable future.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus not including any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. During 1998, NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. During 1998, FLICA is precluded from paying dividends to NFL without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1997.

Generally, all states require insurance companies to maintain statutory capital and surplus which is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the significant statutory losses incurred by the Insurance Subsidiaries during the year ended December 31, 1997, Westbridge does not expect to receive any dividend payments from these entities for the foreseeable future.

Since November 1997, Westbridge suspended its scheduled interest payments on the Senior Subordinated Notes, the Convertible Notes, and the dividend payments on its Series A Cumulative Convertible Redeemable Exchangeable Preferred Stock (the "Series A Preferred Stock"). The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and became events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement (as defined below). Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. As of December 31, 1997, the Company had accrued interest totaling $0.6 million and $3.5 million in connection with its outstanding Senior Subordinated Notes and Convertible Notes, respectively.

The failure to declare and pay the scheduled dividend on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. In addition, if the failure to declare and pay dividends continues for six consecutive quarters, the holders of the Series A Preferred Stock shall have the right to elect two directors to the Company's Board of Directors. As of December 31, 1997, the Company had approximately $0.8 million in cumulative, unpaid dividends on its Series A Preferred Stock.

As of March 9, 1998, Westbridge had approximately $12.8 million in cash and invested assets remaining from the net proceeds of the sale of the Convertible Notes. The Company is continuing its discussions with certain of its creditors concerning various transactional and strategic alternatives which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a signficant reduction in, or exchange of equity for, outstanding indebtedness. There can be no assurance that any such transaction will be effected.

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

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantially increased loss ratios. In addition, a backlog of pending claims was paid during that period which also contributed to the second quarter's losses. Independent reviews of the Company's claim reserves were performed as of September 30, 1997. Additionally, an independent benefit analysis of claims was completed which indicated that significant rate increases, which are not expected to be fully implemented until at least September 1998, and further benefit modifications will be required to offset the current adverse claims experience. However, until such time as the necessary rate increases and benefit modifications can be fully implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

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

During 1997, Westbridge made capital contributions totaling approximately $45.3 million to its Insurance Subsidiaries. To the extent that the Company's Insurance Subsidiaries experience further statutory operating losses during 1998, additional capital contributions by Westbridge will be required.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the years ended December 31, 1997, 1996 and 1995, the Company has recorded a provision for uncollectible commission advances totaling $2.8 million, $1.5 million and $0, respectively. This increase in 1997 relates to the Company's projections of future renewal commissions that indicate an expected short fall in amounts necessary to satisfy and retire the outstanding receivables as a result of increases in lapse rates on policies supporting the receivables. For the years ended 1997, 1996 and 1995, the Company charged-off $0 million, $0.9 million and $0 million, respectively, of reimbursable commission advances which had accumulated. Future rate increases may result in additional lapses that would lead to additional uncollectible receivables.

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See
NOTE 16 - EXTRAORDINARY ITEM to the Company's Consolidated Financial Statements. This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In connection with this commission advancing program, at December 31, 1997, the Company's receivables from subagents totaled approximately $14.1 million, and approximately $13.1 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. As referred to above, there is currently an event of default as well as certain technical defaults existing under the Credit Agreement. The Company is in discussions with LaSalle National Bank concerning these defaults.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty.

The Company also receives commission advances from the unaffiliated HMOs and other managed care organizations and in turn advances commissions to its general agencies and their agents. At December 31, 1997, the Company's receivables from its subagents related to these advances totaled approximately $6.4 million, and the Company owed approximately $4.7 million to unaffiliated HMOs and other managed care organizations.

Consolidated

The Company's consolidated net cash used for operations totaled $20.0 million, $10.8 million and $20.8 million in 1997, 1996 and 1995, respectively. The increase in the amount of net cash used for operations was primarily the result of the increase in the number of claims processed during 1997 coupled with the increase in certain medical costs covered by the Company's Medical Expense and Medicare Supplement products as a result of medical cost inflation. Additional increases in consolidated net cash used for operations related to amounts remitted to reinsurers under certain reinsurance arrangements. These increases in the consolidated net cash used for operations were offset, in part, by lower levels of additions to DPAC as a result of the Company's reduction of its marketing efforts for its underwritten products beginning in the second quarter of 1996. The reduction in cash used by operations in 1996 as compared to 1995 is due primarily to higher net income from operations and an increase in policyholder liabilities.

Net cash (used for) provided by investing activities for 1997, 1996 and 1995 totaled ($40.4) million, $6.3 million and $0.4 million, respectively. The increase in the cash outflow for 1997 represents the investment of the net proceeds from the issuance of the Convertible Notes. Cash inflows for 1996 were utilized to fund operating cash requirements and were also attributable to the liquidation of investments to support the increased new business production which occurred during the first two quarters of 1996.

Net cash provided by financing activities totaled $60.4 million, $3.5 million and $19.5 million for 1997, 1996 and 1995, respectively. For 1997, cash inflows were provided by issuance of $70.0 million aggregate principal of Convertible Notes offset, in part, by cash payments of $7.0 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party and $1.5 million in net borrowings and repayments associated with the Receivables Financing program. For 1996, cash was provided by borrowings under the Receivables Financing program with Fleet National Bank. During 1995, the Company received $29.3 million from the sale of Common Stock and Senior Subordinated Notes in a public offering and $15.8 million from borrowings primarily under the Receivables Financing. Offsetting these cash inflows in 1995 was $25.0 million paid to retire Westbridge's 11.7% Senior Subordinated Debentures due 1996.

The Company will require additional capital or a refinancing, recapitalization or other reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness to satisfy its short-term and long-term cash requirements and there can be no assurance that sufficient additional capital can be obtained. The Company is evaluating its strategic alternatives with its financial advisor.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of December 31, 1997, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised.

Inflation will affect claim costs on the Company's Medicare Supplement products and Medical Expense products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense products will increase. The Company attempts to mitigate its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under certain policies and by filing for premium rate increases as necessary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.


                                                                                            Page
                                                                                          Number(s)

Report of Independent Accountants                                                              35

Financial Statements:

     Consolidated Statements of Operations for the Three Years ended December 31, 1997         36

     Consolidated Balance Sheets at December 31, 1997 and 1996                                 37

     Consolidated Statements of Cash Flows for the Three Years ended December 31, 1997         39

     Consolidated Statements of Changes in Stockholders' Equity for the
         Three Years ended December 31, 1997                                                   41

     Notes to Consolidated Financial Statements                                                42


Financial Statement Schedules:

II.   Condensed Financial Information of Registrant as
         of and for the Three Years ended December 31, 1997                                    68

III.  Supplementary Insurance Information for the Three
         Years ended December 31, 1997                                                         71

IV.  Reinsurance for the Three Years ended December 31, 1997                                   72

V.    Valuation and Qualifying Accounts and Reserves for the
         Three Years ended December 31, 1997                                                   73



All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Westbridge Capital Corp.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Westbridge Capital Corp. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in NOTE 2 to the financial statements, the Company has suffered recurring losses from operations during the year ended December 31, 1997 and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in NOTE 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Dallas, Texas
March 30, 1998

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands. except share data)


                                                                December 31
                                                 ------------------------------------------
                                                     1997            1996           1995
                                                 -----------     -----------    -----------
Revenues:
   Premiums:
     First-year                                  $    37,890     $    61,843    $    34,774
     Renewal                                         123,207          94,937         85,319
                                                 -----------     -----------    -----------
                                                     161,097         156,780        120,093
   Net investment income                              11,023           8,736          7,421
   Fee and service income                             16,700           9,534          2,336
   Net realized gain on investments                       84              96            182
                                                 -----------     -----------    -----------
                                                     188,904         175,146        130,032
                                                 -----------     -----------    -----------
Benefits, claims and expenses:
   Benefits and claims                               136,866          94,187         70,465
   Amortization of deferred policy
     acquisition costs                                30,873          22,907         11,553
   Commissions                                        16,690           7,919         11,359
   General and administrative expenses                31,407          27,123         21,926
   Reorganization expense                              4,424               -              -
   Recognition of premium deficiency                  64,952               -              -
   Taxes, licenses and fees                            5,995           5,951          4,101
   Interest expense                                    7,102           4,462          2,432
                                                 -----------     -----------    -----------
                                                     298,309         162,549        121,836
                                                 -----------     -----------    -----------
(Loss) income before income taxes, equity
   in earnings of Freedom Holding
   Company and extraordinary loss                   (109,405)         12,597          8,196
(Benefit) provision for income taxes                 (13,268)          4,410          2,813
Equity in earnings of Freedom Holding Company              -              74            348
                                                 -----------     -----------    -----------
(Loss) income before extraordinary loss              (96,137)          8,261          5,731
Extraordinary loss, net of tax                         1,007               -            407
                                                 ===========     ===========    ===========
   Net (loss) income                             $   (97,144)    $     8,261    $     5,324
                                                 ===========     ===========    ===========

Preferred stock dividends                              1,572           1,650          1,650
                                                 -----------     -----------    -----------
(Loss) income applicable to
   common stockholders                           $   (98,716)    $     6,611    $     3,674
                                                 ===========     ===========    ===========

Earnings per common share:
   Basic:
     (Loss) income before extraordinary loss     $    (15.91)    $      1.11    $       .71
     Extraordinary loss                                 (.16)              -           (.07)
                                                 ===========     ===========    ===========
       Net (loss) income                         $    (16.07)    $      1.11    $       .64
                                                 ===========     ===========    ===========
   Diluted:
     (Loss) income before extraordinary loss     $    (15.91)    $       .97    $       .70
     Extraordinary loss                                 (.16)              -           (.07)
                                                 ===========     ===========    ===========
       Net (loss) income                         $    (16.07)    $       .97    $       .63
                                                 ===========     ===========    ===========

Weighted average shares outstanding:
   Basic                                           6,143,000       5,978,000      5,698,000
                                                 ===========     ===========    ===========
   Diluted                                         6,143,000       8,477,000      5,829,000
                                                 ===========     ===========    ===========

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                             December 31,
                                                         --------------------
                                                           1997        1996
                                                         --------    --------
Investments:
   Fixed maturities:
     Available-for-sale, at market value
       (amortized cost $122,840 and $90,020)             $128,749    $ 91,597
   Equity securities, at market                             4,770       1,596
   Mortgage loans on real estate                              389         658
   Investment real estate                                     566           -
   Policy loans                                               284         282
   Short-term investments and certificates of deposit      12,654       8,072
                                                         --------    --------

         Total Investments                                147,412     102,205

Cash and cash equivalents                                   1,030       1,013
Accrued investment income                                   2,453       1,889
Receivables from agents, net of $4,531 and
   $1,729 allowance for doubtful accounts                  20,503      18,311
Deferred policy acquisition costs                          19,165      83,871
Leasehold improvements and equipment, at cost (net of
   accumulated depreciation and amortization of
   $4,106 and $4,211)                                       1,141       1,311
Due from reinsurers                                         3,219       1,456
Commissions receivable                                      1,389       3,406
Deferred debt costs, net of accumulated amortization        4,046       2,816
Other assets                                                2,498       4,438
                                                         --------    --------

         Total Assets                                    $202,856    $220,716
                                                         ========    ========





The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)


   LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY


                                                             December 31,
                                                        -----------------------
                                                           1997          1996
                                                        ---------     ---------
Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                             $  55,811     $  54,204
     Claims                                                51,784        39,186
                                                        ---------     ---------
                                                          107,595        93,390
Accounts payable and accruals                               8,034         2,496
Commission advances payable                                 4,702         4,368
Other liabilities                                           6,396         1,700
Deferred income taxes, net                                      -        10,299
Notes payable                                              13,100        21,210
Convertible subordinated notes due 2004                    70,000             -
Senior subordinated notes, net of
   unamortized discount, due 2002                          19,447        19,350
                                                        ---------     ---------

         Total Liabilities                                229,274       152,813
                                                        ---------     ---------

Redeemable Preferred Stock                                 19,000        20,000
                                                        ---------     ---------

Stockholders' (Deficit) Equity:
   Common stock, ($.10 par value,
     30,000,000 shares authorized;
     6,195,439 and 6,039,994 shares issued)                   620           604
   Capital in excess of par value                          30,843        29,226
   Unrealized appreciation of investments
     carried at market value, net of tax                    4,649         1,057
   Retained (deficit) earnings                            (81,530)       17,186
                                                        ---------     ---------
                                                          (45,418)       48,073

   Less - Aggregate of shares held in treasury and
     investment by affiliate in Westbridge Capital
     Corp. common stock, at cost (28,600 at December
     31, 1996)                                                  -          (170)
                                                        ---------     ---------

         Total Stockholders' (Deficit) Equity             (45,418)       47,903
                                                        ---------     ---------

Commitments and contingencies:

         Total Liabilities, Redeemable Preferred
           Stock and Stockholders' (Deficit) Equity     $ 202,856     $ 220,716
                                                        =========     =========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Year Ended December 31,
                                                                         -----------------------------------
                                                                            1997         1996         1995
                                                                         ---------    ---------    ---------
Cash Flows From Operating Activities:
   Net (loss) income applicable to common stockholders                   $ (98,716)   $   6,611    $   3,674
   Adjustments to reconcile net (loss) income applicable to common stockholders to cash used for operating activities:
       Recognition of premium deficiency                                    64,952            -            -
       Amortization of deferred policy acquisition costs                    30,873       22,907       11,553
       Additions to deferred policy acquisition costs                      (31,119)     (45,138)     (23,279)
       Depreciation expense                                                    470          497          486
       Equity in earnings of Freedom Holding Company                             -          (74)        (348)
       Increase in receivables from agents                                  (2,192)      (1,371)      (9,353)
       (Increase) decrease in due from reinsurers                           (1,763)       2,073         (856)
       Decrease (increase) in commissions receivable                         2,017       (3,406)           -
       Decrease (increase) in other assets                                   1,940        4,302       (1,512)
       Increase (decrease) in policy liabilities and accruals               14,205        2,995       (5,194)
       Increase (decrease) in accounts payable and accruals                  5,538       (1,027)       2,160
       Increase (decrease) in commission advances payable                      334        4,368          (56)
       Increase (decrease) in other liabilities                              4,696       (6,694)         445
       (Decrease) increase in deferred income taxes, net                   (10,299)       3,708        2,610
       Other, net                                                             (910)        (518)      (1,083)
                                                                         ---------    ---------    ---------

Net Cash Used For Operating Activities                                     (19,974)     (10,767)     (20,753)
                                                                         ---------    ---------    ---------

Cash Flows From Investing Activities:
   Acquisition of Freedom Holding Company                                        -       (3,970)           -
   Proceeds from investments sold:
     Fixed  maturities,  classified  as  held-to-maturity,  called  or
     matured                                                                     -            -        2,629
     Fixed  maturities,  classified as  available-for-sale,  called or
     matured                                                                 9,469        8,529          468
     Fixed maturities, classified as available-for-sale, sold               25,345       49,340        6,585
     Short-term  investments  and  certificates  of  deposit,  sold or
     matured                                                                    50      155,877       15,058
     Other investments sold or matured                                         817          556          136
     Cost of investments acquired                                          (75,745)    (203,849)     (23,629)
     Additions  to  leasehold  improvements  and  equipment, net of
     retirements                                                              (300)        (218)        (861)
                                                                         ---------    ---------    ---------
Net Cash (Used For) Provided By Investing Activities                       (40,364)       6,265          386
                                                                         ---------    ---------    ---------

Cash Flows From Financing Activities:
   Increase in deferred debt costs                                          (1,230)        (567)        (534)
   Redemption of senior subordinated debentures                                  -            -      (25,000)
   Issuance of convertible subordinated notes                               70,000            -            -
   Issuance of senior subordinated notes                                         -            -       19,200
   Issuance of notes payable                                                21,044       16,144       15,807
   Repayment of notes payable                                              (29,154)     (12,090)           -
   Issuance of common stock                                                    140          140       10,108
   Issuance of common stock warrants                                             -            -           74
   Purchase and cancellation of common stock                                  (445)        (125)        (146)
                                                                         ---------    ---------    ---------
Net Cash Provided By Financing Activities                                   60,355        3,502       19,509
                                                                         ---------    ---------    ---------
Increase (decrease) In Cash and Cash Equivalents, During Period                 17       (1,000)        (858)
Cash and Cash Equivalents, At Beginning Of Period                            1,013        2,013        2,871
                                                                         =========    =========    =========
Cash and Cash Equivalents, At End Of Period                              $   1,030    $   1,013    $   2,013
                                                                         =========    =========    =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                            $   3,002    $   3,861    $   2,336
     Income taxes                                                        $     118    $     982    $     960

The accompanying notes are an integral part of these financial statements.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

One thousand shares of the Company's Series A Convertible Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock") were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock") during the year ended December 31, 1997. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $1,000,000 and were converted into 118,905 shares of Common Stock.

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

                            WESTBRIDGE CAPITAL CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (in thousands, except share data)

                                                                           Unrealized                                  Total
                                                                           Appreciation                               Stock-
                                                             Capital      (Depreciation) Retained                     holders'
                                              Common Stock   in Excess          of       Earnings   Treasury Stock    Equity
                                            Shares   Amount  of Par Value   Investments  (Deficit)  Shares   Amount  (Deficit)
                                            ------    -----  ------------  -----------   ---------  -------  ------  ---------

Balance at January 1, 1995                4,430,458   $ 443  $     19,328  $     (147)   $   6,901   28,600  $ (170) $  26,355

  Net income                                                                                 5,324                       5,324
  Preferred stock dividend                                                                  (1,650)                     (1,650)
  Unrealized appreciation of investments                                        2,740                                    2,740
  Issuance of shares under stock
     option plans                            85,300       8           230                                                  238
  Issuance of shares from an
     underwritten public offering         1,500,000     150         9,720                                                9,870
  Shares purchased and cancelled
     under stock option plans               (23,300)     (2)         (144)                                                (146)
  Issuance of stock warrants                                           74                                                   74
                                         ----------   -----   -----------   ---------    ---------   ------  ------   --------
Balance at December 31, 1995              5,992,458   $ 599   $    29,208   $   2,593    $  10,575   28,600  $ (170)  $ 42,805

  Net income                                                                                 8,261                       8,261
  Preferred stock dividend                                                                  (1,650)                     (1,650)
  Unrealized depreciation of investments                                       (1,536)                                  (1,536)
  Issuance of shares under stock
     option plans                            62,965       6           134                                                  140
  Award of restricted shares                                            8                                                    8
  Shares  purchased and cancelled
     under stock option plans               (15,429)     (1)         (124)                                                (125)
                                         ----------   -----   -----------   ---------    ---------   ------  ------   --------
Balance at December 31, 1996              6,039,994   $ 604   $    29,226   $   1,057    $  17,186   28,600  $ (170)  $ 47,903

  Net loss                                                                                 (97,144)                    (97,144)
  Preferred stock dividend                                                                  (1,572)                     (1,572)
  Unrealized appreciation of investments                                        3,592                                    3,592
  Preferred stock converted to common       118,905      12           937                                                  949
  Issuance of shares under stock
     option plans                            42,500       4           115                                                  119
  Award and issuance of restricted shares    67,000       7         1,179                                                1,186
  Cancellation of treasury stock            (28,600)     (3)         (167)                          (28,600)    170          0
  Shares purchased and cancelled
     under stock option plans               (44,360)     (4)         (447)                                                (451)
                                         ==========   =====   ===========   =========    =========   ======  ======   ========
Balance at December 31, 1997              6,195,439   $ 620   $    30,843   $   4,649    $ (81,530)       0  $    0   $(45,418)
                                         ==========   =====   ===========   =========    =========   ======  ======   ========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

Principles of Consolidation. The consolidated financial statements include the accounts of Westbridge Capital Corp. ("the Company"), and its wholly-owned subsidiaries, National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), Freedom Holding Company ("FHC"), Foundation Financial Services, Inc. ("FFS"), Westbridge Marketing Corporation ("WMC"), Westbridge Financial Corp. ("Westbridge Financial"), Westbridge Printing Services, Inc. ("WPS"), Precision Dialing Services, Inc. ("PDS"), Westbridge National Life Insurance Company ("WNL"), Flex-Plan Systems, Inc. ("FPS"), Westbridge Funding Corporation ("WFC") (formerly known as National Legal Services Company, Inc.), LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), Senior Benefits, LLC ("Senior Benefits") and American Senior Security Plans, LLC ("ASSP"). The consolidated financial statements also include the accounts of the Company's 80%-owned subsidiary Health Care-One Marketing Group, Inc. ("HCO Marketing") as well as the Company's 50%-owned subsidiary, Health Care-One Insurance Agency, Inc. ("Health Care-One"). The Company's decision to consolidate the accounts of Health Care-One is based on the extent to which the Company exercises control over Health Care-One. The Company has agreed to provide 100% of the financing required to support the marketing efforts of Health Care-One and also has significant input in its management. All significant intercompany accounts and transactions have been eliminated.

Nature of Operations. The Company, through its subsidiaries and affiliates, is licensed to market medical expense and supplemental health insurance products and managed care health plans in 38 states and the District of Columbia. The major underwritten product lines currently being marketed by the Company are Medical Expense products and Critical Care and Specified Disease products. In the past, the Company also underwrote a significant amount of Medicare Supplement products. The Company also markets certain managed care health plans, which are underwritten by health maintenance organizations ("HMO's") and other non-affiliated managed care organizations.

Accounting Principles and Regulatory Matters. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP"). These principles differ from statutory accounting principles, which must be used by NFL, FLICA, NFIC and AICT (together, the "Insurance Subsidiaries") when reporting to state insurance departments. The Insurance Subsidiaries are subject to oversight by the state insurance departments of Delaware, Mississippi, Texas and other states in which they are authorized to conduct business. These regulators perform periodic examinations of the Insurance Subsidiaries' statutory financial statements and, as a result, may propose adjustment to such statements.

Cash Equivalents. Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Investments. The Company's fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and nonredeemable preferred stocks) are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturities and equity securities are reported directly in stockholders' equity, net of applicable deferred income taxes and, accordingly, have no effect on current operations. The Company's 40% equity investment in FHC was accounted for on the equity basis (i.e., cost adjusted for equity in post-acquisition earnings and amortization of excess cost) until May 31, 1996 and on a consolidated basis for the periods subsequent to the acquisition of the remaining 60% of FLICA's parent FHC. Mortgage loans on real estate and policy loans are carried at the unpaid principal balance. Realized gains and losses on sales of investments are recognized in current operations on the specific identification basis.

Concentrations of Credit Risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments and receivables from agents. The Company maintains cash and investments with various major financial institutions. The Company performs periodic evaluations of the relative credit standing of these financial institutions. Concentrations of credit risk with respect to receivables from agents are limited due to the large number of agents and their dispersion across many geographic areas. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific agents, historical trends and other information. The Company's historical experience in collection of these receivables falls within the recorded allowances. Due to these factors, no additional credit risk beyond the amounts provided for collection losses is believed inherent in the Company's receivables from agents.

Deferred Policy Acquisition Costs ("DPAC"). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in DPAC is the cost of insurance purchased on acquired business. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted monthly to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

Leasehold Improvements and Equipment. Leasehold improvements and equipment are stated at cost less accumulated depreciation and amortization. Depreciation of equipment is computed using the straight-line method over the estimated useful lives (three to seven years) of the assets. Leasehold improvements are amortized over the estimated useful lives of the related assets or the period of the lease, whichever is shorter. Maintenance and repairs are expensed as incurred, and renewals and betterments which materially extend the useful life of the underlying assets are capitalized.

Future Policy Benefits and Claims. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity and withdrawals. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. These liabilities are subject to the impact of future changes in claim experience and, as adjustments become necessary, they are reflected in current operations.

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

Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

Earnings Per Share. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," (the "Statement") that revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The Statement established two measures of earnings per share: "basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The Statement requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. Diluted weighted average shares exclude all convertible securities for loss periods.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 and 1995 to conform to this pronouncement.

The following table reflects the calculation of basic and diluted earnings per share:

                                                                          December 31,
                                                               -------------------------------
                                                                 1997        1996       1995
                                                               --------    --------   --------
                                                         (Amounts in 000's, except per share amounts)
Basic:
     (Loss) income available to common shareholders            $(98,716)   $  6,611   $  3,674
                                                               ========    ========   ========
     Average weighted shares outstanding                          6,143       5,978      5,698
                                                               ========    ========   ========
     Basic earnings per share                                  $ (16.07)   $   1.11   $   0.64
                                                               ========    ========   ========

Diluted:
     (Loss) income available to common shareholders            $(98,716)   $  6,611   $  3,674
     Adjustment for conversion of Series A Preferred Stock            -       1,650          -
                                                               --------    --------   --------
     Adjusted (loss) income available to common shareholders   $(98,716)   $  8,261   $  3,674
                                                               ========    ========   ========

     Average weighted shares outstanding                          6,143       5,978      5,698
     Adjustment for conversion of Series A Preferred Stock            -       2,378          -
     Adjustment for restricted stock                                  -           4          -
     Adjustment for options and warrants                              -         117        131
                                                               --------    --------   --------
     Adjusted average weighted shares outstanding                 6,143       8,477      5,829
                                                               ========    ========   ========

     Diluted earnings per share                                $ (16.07)   $   0.97   $   0.63
                                                               ========    ========   ========


For the year ended December 31, 1995, the Series A Preferred Stock was antidilutive and has been excluded from the calculation of diluted earnings per share.

Recently Issued Accounting Pronouncements. In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This pronouncement, effective for calendar year 1998 financial statements, requires comprehensive income and its components to be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. Comprehensive income equals the total of net income and all other non-owner changes in equity. For the Company, comprehensive income will equal its reported consolidated net income plus the change in the unrealized appreciation of marketable securities from the previously reported period. Currently, this unrealized appreciation of marketable securities, net of tax, is reported in the Company's Consolidated Balance Sheets as a separate component of stockholders' equity. Accordingly, the adoption of SFAS 130 in 1998 will require the Company to modify its presentation of the information already disclosed in the Consolidated Financial Statements.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among the information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The Company does not expect that its adoption of SFAS 131 in 1998 will significantly change the number or designation of the reportable segments currently disclosed in its Consolidated Financial Statements.

In December 1997, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company is required to adopt SOP 97-3 effective January 1, 1999. Previously issued financial statements should not be restated unless the SOP is adopted prior to the effective date and during an interim period. The adoption of SOP 97-3 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

Reclassifications. Certain reclassifications have been made to 1996 and 1995 amounts in order to conform to 1997 financial statement presentation.

NOTE 2 - RECENT DEVELOPMENTS

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantially increased loss ratios. In addition, a backlog of pending claims was paid during that period which also contributed to the second quarter's losses. Independent reviews of the Company's claim reserves were performed as of September 30, 1997. Additionally, an independent benefit analysis of claims was completed which indicated that additional rate increases, which are not expected to be fully implemented until at least September 1998, and further benefit modifications will be required to offset the current adverse claims experience. However, until such time as the necessary rate increases and benefit modifications can be fully implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

In addition, policy persistency has declined in connection with the implementation of certain rate increases together with intensified competitor solicitation of the Company's policyholders. These events affected the future profit margins available to absorb amortization of Deferred Policy Acquisition Costs ("DPAC"). As a result of these adverse changes, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain lines of business existed as of December 31, 1997. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. Generally accepted accounting principles require the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. In this connection, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million and incurred a significant loss for the year ended December 31, 1997. This adjustment has no impact on the Company's cash position at December 31, 1997 and does not impact the statutory capital and surplus of the Insurance Subsidiaries.

As a result of these losses, in November 1997, the Company engaged Houlihan, Lokey, Howard & Zukin to act as its financial advisor to explore the Company's strategic alternatives which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness. Since November 1997, the Company has held discussions with the regulatory authorities in its domiciliary states of Delaware, Texas and Mississippi and with an ad hoc creditors' committee representing both the holders of the 11% Senior Subordinated Notes ("Senior Subordinated Notes") due 2002 and the holders of its 7-1/2% Convertible Subordinated Notes ("Convertible Notes") due 2004.

In order to preserve capital and maintain flexibility while it considers its strategic alternatives, the Company has suspended its scheduled debt service payments on its Senior Subordinated Notes and Convertible Notes since November 1997 and suspended its dividend payments on its outstanding Series A Preferred Stock effective October 1997. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and became events of default thereunder as of November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under its Credit Agreement with a bank. Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. There can be no assurance that the Company will resume such interest and dividend payments in the future.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As such, the consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                       Year Ended December 31,
                                                     ---------------------------
                                                      1997      1996      1995
                                                     -------   -------   -------
                                 (in thousands)

Fixed maturities                                     $ 8,268   $ 6,607   $ 6,542
Mortgage loans on real estate                             42        62        71
Short-term investments and certificates of deposit       891       513       250
Interest on receivables from agents                    1,633     1,201       400
Other                                                    426       584       424
                                                     -------   -------   -------
                                                      11,260     8,967     7,687
   Less: Investment expenses                             237       231       266
                                                     =======   =======   =======
   Net investment income                             $11,023   $ 8,736   $ 7,421
                                                     =======   =======   =======







Realized gains (losses) on investments are summarized as follows:

                             Year Ended December 31,
                                                     -----------------------
                                                      1997     1996     1995
                                                     -----    -----    -----
                                 (in thousands)

Fixed maturities                                     $ 535    $(146)   $ 185
Equity securities                                     (385)     238        -
Short-term investments and certificates of deposit       -        -       (3)
Other                                                  (66)       4        -
                                                     =====    =====    =====
Realized gains on investments                        $  84    $  96    $ 182
                                                     =====    =====    =====



Unrealized appreciation on investments reflected directly in stockholders' equity is summarized as follows:

                                                 Year Ended December 31,
                                                     -----------------
                                                      1997      1996
                                                     -------   -------
                                 (in thousands)

Balance at beginning of year                         $ 1,057   $ 2,593
Unrealized appreciation (depreciation), net
   of tax, on fixed maturities available-for-sale      2,816    (1,328)
Unrealized appreciation (depreciation), net of
   tax, on equity securities and other investments       776      (208)
                                                     =======   =======
Balance at end of year                               $ 4,649   $ 1,057
                                                     =======   =======


Estimated market values represent the closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities at December 31, 1997 and 1996, are summarized by category as follows:

                                                      Gross       Gross    Estimated
                                          Amortized Unrealized  Unrealized   Market
1997 Available-for-Sale                      Cost      Gains      Losses     Value
----------------------------------------   --------   --------   --------   --------
                                 (in thousands)
U.S. Government and governmental
    agencies and authorities               $ 11,331   $    347   $     10   $ 11,668
States, municipalities, and political
    subdivisions                                997         74          -      1,071
Finance companies                            32,073      1,512          4     33,581
Public utilities                             10,854        430         11     11,273
Mortgage-backed securities                   10,237        265         28     10,474
All other corporate bonds                    57,348      3,552        218     60,682
                                           ========   ========   ========   ========
Balance at December 31, 1997               $122,840   $  6,180   $    271   $128,749
                                           ========   ========   ========   ========





                                                       Gross      Gross     Estimated
                                           Amortized Unrealized Unrealized    Market
1996 Available-for-Sale                      Cost       Gains     Losses      Value
----------------------------------------    -------    -------    -------    -------
                                 (in thousands)
U.S. Government and governmental
    agencies and authorities                $12,813    $   227    $    53    $12,987
States, municipalities, and political
    subdivisions                                518          -          -        518
Finance companies                            24,545        487        159     24,873
Public utilities                             10,818        215         17     11,016
Mortgage-backed securities                   12,950        234         63     13,121
All other corporate bonds                    28,376        879        173     29,082
                                            =======    =======    =======    =======
Balance at December 31, 1996                $90,020    $ 2,042    $   465    $91,597
                                            =======    =======    =======    =======

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 1997, are shown below, in thousands, summarized by year to maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                    Estimated
                                                Amortized     Market
                                                  Cost        Value
                                                 --------    --------
                                                    (in thousands)

Due in one year or less                          $  3,492    $  3,500
Due after one year through five years              22,309      22,907
Due after five years through ten years             40,902      42,737
Due after ten years                                45,900      49,131
Mortgage-backed securities                         10,237      10,474
                                                 --------    --------
                                                 $122,840    $128,749
                                                 ========    ========


A summary of unrealized  appreciation reflected directly in stockholders' equity
at  December   31,  1997  and  1996,   on   investments   in  fixed   maturities
available-for-sale, is as follows:

                                                 Year Ended December 31,
                                                   --------------------
                                                     1997        1996
                                                   --------    --------
                                 (in thousands)

Amortized cost                                     $122,840    $ 90,370
Estimated market value                              128,749      91,947
                                                   --------    --------
Excess of market value to amortized cost              5,909       1,577
Estimated tax                                         2,068         552
                                                   --------    --------
Unrealized appreciation, net of tax                $  3,841    $  1,025
                                                   ========    ========


Proceeds from sales of investments in fixed maturity securities were approximately $34.0 million in 1997 and $57.9 million in 1996. Gross gains of $654,000 and gross losses of $119,000 were realized on fixed maturity investment sales during 1997. Gross gains of $535,000 and gross losses of $681,000 were realized on fixed maturity investment sales during 1996.

Included in fixed maturities at December 31, 1997 and 1996, are high-yield, unrated or less than investment grade corporate debt securities comprising less than 1.6% and 1.5% of total cash and invested assets at December 31, 1997 and 1996, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 1997 and 1996 had a par value totaling $26.5 million and $21.9 million, respectively.

As of December 31, 1997, the Company had restricted access to $1.8 million of invested cash in connection with the processing of premium collections through the Automated Clearing House (ACH) banking system.

NOTE 4 - ACQUISITIONS

Acquisition of Remaining Interest of FHC

On May 31, 1996, the Company completed its acquisition of the remaining 60% equity interest in Freedom Holding Company ("FHC"). FHC is a holding company which owns 100% of FLICA, a Mississippi domiciled insurer licensed in 33 states. The purchase price was $6.3 million in cash, and the transaction was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 40% investment in FHC using the equity method. The Company's portion of FHC's earnings prior to the acquisition in 1996 accounted for using the equity method was $74,000 in 1996 and $348,000 in 1995. The Company received a $120,000 dividend in 1995 from FHC.

Beginning June 1, 1996, the results of operations of FHC have been reflected in the Company's Consolidated Statements of Operations and of Cash Flows. The present value of future profits associated with the purchase are being amortized in relation to premium revenues over the remaining life of the business. At the time of the acquisition, the Company, through NFL, reinsured the majority of business underwritten by FLICA. Subsequent to the acquisition of the remaining interest of FHC, the coinsurance agreements between FLICA and NFL were cancelled. The acquisition did not have a material pro-forma impact on operations.

NOTE 5 - MARKETING OPERATIONS

LifeStyles Marketing Group, Inc.

In September 1987, NFL consummated an agency contract with LifeStyles Agency of Arlington, Texas ("LifeStyles Marketing") granting its agency force the exclusive right, subject to territorial production requirements, to sell NFL's Medical Expense products developed in 1987 and 1988. During the second quarter of 1988, the Company agreed with the owners of LifeStyles Marketing to restructure the insurance agency as a joint venture. Under the terms of the definitive agreement consummated in November 1988, WMC, a wholly-owned subsidiary of the Company, held a 51%-voting interest in the entity, LifeStyles Marketing. Effective January 1, 1997, WMC acquired the remaining 49% of LMG.

The Company provides financing to LifeStyles Marketing. LifeStyles Marketing's revenues and expenses during 1997 approximated $11.9 million and $10.7 million, respectively. Revenues and expenses were $13.3 million and $12.4 million in 1996 and $9.1 million and $8.4 million in 1995, respectively. Of the revenues received, $7.8 million were derived from NFL in the form of commission income on insurance products sold for NFL during 1997, $11.1 million in 1996 and $7.7 million in 1995.

Profits and losses of LifeStyles Marketing are allocated 50% to WMC and 50% to the President of LifeStyles Marketing. However, because of the Company's voting and financial control, the operations of the joint venture are consolidated with the Company's operations and, accordingly, all significant intercompany accounts and transactions are eliminated.

The Company had, prior to 1996 recognized 100% of the cumulative losses of LifeStyles Marketing. During 1996, those cumulative losses were fully recovered through earnings.

Senior Benefits, LLC

In November 1993, the Company acquired a 50% ownership interest in Senior Benefits. In June 1996, the Company acquired the remaining 50% ownership interest in Senior Benefits. Senior Benefits' revenue and expenses were $5.3 million and $4.9 million during 1997, $1.6 million and $1.4 million during 1996 and $1.0 million and $1.1 million during 1995, respectively. Senior Benefits primarily markets Medicare Supplement products for non-affiliated insurance carriers although it previously sold Medicare Supplement products for NFL. Of the revenues received, $674,000 were derived from NFL in the form of commission income on insurance products sold during 1997 ($770,000 in 1996 and $982,000 in 1995.) Through December 31, 1997, the Company had loaned Senior Benefits approximately $0.5 million in the form of working capital advances. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations.

Health Care-One Insurance Agency, Inc.

In 1995, the Company formed Health Care-One, which markets insurance products for non-affiliated insurance carriers. The Company owns 50% of Health Care-One. The Company is providing financing to Health Care-One during the start-up phase of operations. Health Care-One's revenue and expenses were $5.1 million and $4.8 million and $4.4 million and $4.1 million in 1997 and 1996, respectively. Health Care-One's operations were not significant in 1995. Through December 31, 1997 and 1996, the Company had loaned Health Care-One approximately $0.8 million and $1.2 million in the form of first-year commission advances. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations. The minority interest in pre-tax income subject to profit-sharing and recognized by the Company is $107,000 and $44,000 at December 31, 1997 and 1996, respectively.

Health Care-One Marketing Group, Inc.

In February 1996, the Company formed HCO Marketing. The Company owns 80% of HCO Marketing which commenced operations in March 1996. In 1997, HCO Marketing broke even and its operations were not significant in 1996. Through December 31, 1997, the Company had advanced $0.8 million at December 31, 1997 to HCO Marketing to fund operations. These advances will be repaid in the future through positive cash flows generated from renewal commissions, from advanced commissions from non-affiliated insurance carriers, and if and when profits are recognized from continuing operations.

NOTE 6 - FUTURE POLICY BENEFITS

Future policy benefits have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

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

NOTE 7 - FINANCING ACTIVITIES

Common Stock Offering

On February 28, 1995, the Company issued 1.5 million shares of its Common Stock in an underwritten public offering. The Shares of Common Stock were issued at a price of $7.00 per share, less an underwriting discount of $.42 per share. As a result of the issuance of the Common Stock, the conversion rate of the Series A Preferred Stock has been adjusted. See NOTE 9 - REDEEMABLE PREFERRED STOCK.

Subordinated Notes

On February 28, 1995, the Company issued $20.0 million aggregate principal amount of its 11% Senior Subordinated Notes due 2002 (the "Senior Subordinated Notes") in an underwritten public offering. The Senior Subordinated Notes were issued at par, less an underwriting discount of 4%.

The Company may redeem the Senior Subordinated Notes at any time on or after March 1, 1998, upon 30-days written notice, at par plus accrued interest. Following the death of any holder of the Senior Subordinated Notes and the request for repayment, the Company will repay such holder's Senior Subordinated Notes at par plus accrued interest. The Company is not obligated to redeem more than $50,000 in principal amount per holder per calendar year or in aggregate for all holders more than $250,000 in principal amount per calendar year. The Senior Subordinated Notes contain certain covenants which limit the Company's ability to (i) incur certain types of indebtedness, (ii) pay dividends or make distributions to holders of the Company's equity securities, or (iii) consolidate, merge, or transfer all or substantially all of the Company's assets. The Senior Subordinated Notes also contain covenants which require the Company to maintain (i) a minimum amount of liquid assets, (ii) a minimum consolidated net worth, and (iii) a minimum fixed charge ratio.

Since November 1997, the Company suspended the scheduled monthly interest payments on these Senior Subordinated Notes. At December 31, 1997, approximately $0.5 million has been accrued on such Senior Subordinated Notes. See further discussion herein regarding covenant defaults.

Subordinated Debentures

In March 1986, the Company completed a public offering of 25,000 Units consisting of $25.0 million principal amount of 11.70% Senior Subordinated Debentures due 1996 (the "Debentures") and warrants to purchase 800,000 shares of the Company's Common Stock (the "Warrants") at $12.25 per share. The Warrants expired unexercised on March 15, 1991.

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

Concurrent with the Common Stock and Note offerings, on February 29, 1995, the Company placed funds in escrow sufficient to cover all remaining principal and interest payments on its outstanding 11.7% Senior Subordinated Debentures due 1996, which were called for redemption on March 30, 1995. The redemption price was par plus accrued interest. This redemption prior to scheduled maturity resulted in a loss from early extinguishment of debt. The loss related to amortization of the remaining original issue discount and write-off of deferred financing costs, offset in part by interest earned on the funds in escrow. This loss is reported as an extraordinary item in the accompanying consolidated statements of operations.

Senior Note

On December 22, 1995, the Company issued a $1.0 million principal amount 10% Senior Note due 2002 (the "Senior Note") to the Chairman of the Board of Directors, a related party. The Senior Note was issued at par. In connection with the Senior Note issuance, the Company also issued a Common Stock purchase Warrant for 135,501 shares of Common Stock at an exercise price of $7.38 per share.

In May 1997, the Company used a portion of the proceeds from the public offering of its Convertible Subordinated Notes to repay the amounts outstanding, including accrued interest, under this Senior Note. The loss on this early extinguishment of debt was immaterial for the year ending December 31, 1997.

Convertible Subordinated Notes

On April 29, 1997, the Company completed the sale of $65.0 million aggregate principal amount of its 7-1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Notes") in an underwritten public offering. On May 16, 1997, the Company completed the sale of an additional $5.0 million of its Convertible Notes in connection with the underwriters' over-allotment option. The net
proceeds  of  the  transaction   approximated   $68.0  million  after  deducting
underwriting commissions and other expenses incurred in connection with the sales. Each $1,000 principal amount of the Convertible Notes is convertible into
91.575 shares of Westbridge Common Stock (6,410,250 shares in the aggregate) at an initial conversion price of $10.92 per share, subject to certain anti-dilution adjustments. Also, at the initial closing for the sale of the Convertible Notes, Westbridge sold to the underwriters, for nominal consideration, warrants to purchase 297,619 shares of Common Stock in the aggregate at an exercise price of $10.92 per share, subject to certain anti-dilution provisions. The warrants are exercisable for a period of four years commencing on April 29, 1998.

Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. Since November 1997, the Company has suspended the scheduled interest payments on these Convertible Notes. At December 31, 1997, approximately $3.5 million has been accrued on such Convertible Notes. See further discussion herein regarding covenant defaults.

On May 1, 1997, Westbridge contributed approximately $7 million of the net proceeds from the sale of the Convertible Notes to recapture a block of insurance policies that had previously been reinsured consisting of approximately $9.0 million in total recapture costs less approximately $2.0 million in unearned premium reserves due to NFL and FLICA. See NOTE 16 EXTRAORDINARY ITEM. As of December 31, 1997, Westbridge had contributed approximately $38.3 million of additional proceeds to the Insurance Subsidiaries to enhance statutory capital and surplus. The Company has used approximately $6.7 million in net proceeds to settle certain intercompany balances with its Insurance Subsidiaries and for other general corporate purposes. Subsequent to December 31, 1997, Westbridge contributed an additional $1.0 million and used $1.8 million of the net proceeds to collateralize a $1.5 million standby letter of credit ("LOC") for the purpose of potential future capital contributions to NFIC. This collateralized LOC expires after a one-year term and future draws upon this LOC are subject to certain provisions regarding NFIC's statutory capital and surplus levels.

Credit Arrangement

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See
NOTE 16 - EXTRAORDINARY ITEM. This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. As of December 31, 1997, $13.1 million was outstanding under the Credit Agreement (interest rate of 9%). The Company incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. As referred to herein, there is currently an event of default as well as certain technical defaults existing under the Credit Agreement. The Company is in discussions with LaSalle National Bank concerning these defaults.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty. As of December 31, 1997, the Company had placed $2.5 million of cash in a cash collateral account in connection with this Credit Agreement. The maintenance of this cash collateral account allows WFC to borrow against the Credit Agreement and purchase agent advance receivables at face value.

Ceding Allowance Payable

During 1996, the Company borrowed approximately $10.5 million from a reinsurer in connection with a Coinsurance Funds Withheld Reinsurance Agreement (See NOTE 14 - REINSURANCE). The borrowing was to be repaid, inclusive of interest at 12.5%, as statutory profits emerged on the reinsured block of business. As of December 31, 1996, $8.6 million in ceding allowance was due to this reinsurer. On May 1, 1997, Westbridge contributed approximately $7.0 million of the net proceeds from the sale of the Convertible Notes to recapture this block of business. This contribution was comprised of approximately $9.0 million in total recapture costs calculated at an interest rate of 15% less approximately $2.0 million in unearned premium reserves due to NFL and FLICA. See NOTE 16 EXTRAORDINARY ITEM.

Covenant Defaults

As described herein, since November 1997, the Company has suspended its scheduled interest payments on the Senior Subordinated Notes and the Convertible Notes. The failure to make the scheduled interest payments constituted payment defaults under the Indentures relating to such Notes and became events of default thereunder on November 17, 1997. In addition, the failure to make such interest payments also resulted in an event of default under the Credit Agreement (as defined herein). Other covenant defaults are also existing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. As a result of the foregoing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such indebtedness were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. The Company is currently in ongoing discussions with its creditors regarding its transactional alternatives to resolve these matters which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness.

Deferred Debt Costs. In connection with the Company's financing activities, the Company defers the costs incurred in connection with the issuance of debt and amortizes such costs on a straight-line basis over the related term of each underlying debt issue.

NOTE 8 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 1997, 1996 and 1995, to the amounts reported in the Company's balance sheet:

                                           Year Ended December 31,
                                       --------------------------------
                                         1997        1996        1995
                                       --------    --------    --------
                                               (in thousands)

Balance at January 1 (Gross)           $ 39,186    $ 39,063    $ 41,387
   Less: reinsurance recoverables on
     claim reserves                       1,456       3,419       1,457
                                       --------    --------    --------
Net balance at January 1                 37,730      35,644      39,930
Incurred related to:
   Current year                         111,459      80,821      67,239
   Prior years                           22,512      14,242       2,698
                                       --------    --------    --------
     Total incurred                     133,971      95,063      69,937
                                       --------    --------    --------
Current year reserves acquired                -         788           -
Paid related to:
  Current year                           77,168      68,199      46,755
  Prior years                            45,704      25,297      27,468
  Current year acquired business              -         269           -
                                       --------    --------    --------
     Total paid                         122,872      93,765      74,223
                                       --------    --------    --------
Balance at December 31                   48,829      37,730      35,644
  Plus:  reinsurance recoverables
     on claim reserves                    2,955       1,456       3,419
                                       --------    --------    --------
Balance at December 31 (Gross)         $ 51,784    $ 39,186    $ 39,063
                                       ========    ========    ========

Included in reinsurance recoverables on claims reserves is approximately $1.9 million and $1.5 million relating to paid claims as of December 31, 1997 and 1996, respectively.

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

      Liquidation preference of $1,000 per share.

      Cumulative annual dividend rate of 8.25%, subject to increase to 9.25% upon non-compliance by the Company with certain restrictions.

      At December 31, 1994, the Series A Preferred Stock was convertible by the holders thereof into the 2,285,720 shares of the Company's Common Stock at a conversion price of $8.75 per share. As a result of the Common Stock offering in 1995, the conversion price was adjusted to $8.41 per share. One thousand shares of the Company's Series A Preferred Stock were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock") during the year ended December 31, 1997. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $1,000,000 and were converted into 118,905 shares of Common Stock.

      The Series A Preferred Stock were convertible into 2,259,214 shares of Common Stock as of December 31, 1997.

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

Since November 1997, the Company has suspended the scheduled dividend payments on its Series A Preferred Stock. The failure to declare and pay the scheduled dividend on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At December 31, 1997, $0.8 million of cumulative, unpaid dividends have been accrued.

NOTE 10 - DEFERRED POLICY ACQUISITION COSTS ("DPAC")

A summary of DPAC by major  product  line of insurance  follows (in  thousands):

                                              1997                        1996                         1995
                                     ------------------------    ------------------------     -----------------------
                                                  Accident                    Accident                    Accident
                                                     and                         and                         and
                                      Life         Health         Life         Health         Life         Health
                                     -------     ------------    --------    ------------     ------     ------------
Balance at beginning
   of year                           $  569      $    83,302     $   205     $    56,772      $  31      $    58,623
Deferrals:
   Commissions                          189           27,744         430          39,423        122           16,517
   Issue costs                           42            3,144          63           5,222         30            6,484
                                     -------     ------------    --------    ------------     ------     ------------
                                        800          114,190         698         101,417        183           81,624

Cost of insurance purchased               -                -           -           4,663          -              126
Purchase accounting
   adjustment                             -                -           -               -          -          (13,403)
Recognition of premium
   deficiency                           (32)         (64,920)          -                                           -
Amortization expense                   (206)         (30,667)       (129)        (22,778)        22          (11,575)
                                     =======     ============    ========    ============     ======     ============
Balance at end of year               $  562      $    18,603     $   569     $    83,302      $ 205      $    56,772
                                     =======     ============    ========    ============     ======     ============


The cost of insurance purchased in 1996 is related to the acquisition of the remaining 60% ownership interest in FHC and its wholly-owned insurance subsidiary, FLICA. This amount is being amortized in relation to premium revenue over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $0.6 million and $0.3 million in 1997 and 1996, respectively, net of interest accretion of $0.2 million and $0.2 million.

In connection with the Company's acquisition of NFIC and AICT in 1994, the related cost of insurance purchased is being amortized in relation to premium revenues over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $1.5 million, $1.8 million and $2.3 million in 1997, 1996 and 1995, respectively, net of the respective interest accretion of $0.3 million, $0.5 million and $1.3 million.

During 1995, the Company recorded purchase accounting adjustments to the allocation of the purchase price of NFIC and AICT as these adjustments fell within the allocation period following the acquisition, in accordance with Statement of Financial Accounting Standard No. 38 "Accounting for Preacquisition Contingencies of Purchased Enterprises."

Recognition of Premium Deficiency. During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claims submissions on Medical Expense and Medicare Supplement products resulting in substantially increased loss ratios. In addition, policy persistency declined in connection with the implementation of certain rate increases together with intensified competitor solicitation of the Company's policyholders. These events affected the future profit margins available to absorb DPAC.

As a result of these adverse changes, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter of 1997. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain lines of business existed at December 31, 1997. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. GAAP requires the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. In this connection, the Company recorded a non-cash charge to expense of approximately $65.0 million for the quarter and year ended December 31, 1997. This adjustment has no impact on the Company's cash position at December 31, 1997 and does not impact the statutory capital and surplus of the Insurance Subsidiaries.

NOTE 11 - INCOME TAXES

The (benefit from) provision for income taxes is calculated as the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax accounts at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted.

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

The (benefit from) provision for U.S. federal income taxes charged to continuing operations was as follows:

                                                       Year Ended December 31,
                                                   ----------------------------------
                                                     1997         1996         1995
                                                   --------     --------     --------
                                                              (in thousands)

Current                                            $   (926)    $   (804)    $  1,032
Deferred                                            (12,342)       5,214        1,781
                                                   --------     --------     --------
Total (benefit from) provision for income taxes    $(13,268)    $  4,410     $  2,813
                                                   ========     ========     ========


Provision has not been made for state and foreign income tax expense since such expense is minimal. In addition, as described in NOTE 16 - EXTRAORDINARY ITEM, the Company recognized an extraordinary loss of approximately $1.0 million for the year ended December 31, 1997. This amount has been reflected in the accompanying financial statements, net of approximately $519,000 in deferred taxes.

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company's last three years was as follows:

                                                 Year Ended December 31,
                                                  ---------------------
                                                  1997     1996    1995
                                                   ---      ---     ---
                                 (in thousands)

Statutory tax rate                                 (34%)     34%     34%
Unutilized loss carryforwards                       22%       -       -
Equity earnings of unconsolidated subsidiary         -        -      (1%)
Other items, net                                     -        1%      -
                                                   ---      ---     ---
Effective tax rate                                 (12%)     35%     33%
                                                   ===      ===     ===


Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                           Year Ended December 31,
                                            ---------------------
                                              1997         1996
                                            --------     --------
                                               (in thousands)

Deferred Tax Liabilities
   Deferred policy acquisition costs     $         -     $ 18,581
   Invested assets                                 -          231
   Unrealized gain on investments              2,410          553
   Other deferred tax liabilities              1,118        1,822
                                            --------     --------
     Total deferred tax liability           $  3,528       21,187
                                            --------     --------

Deferred Tax Assets:
   Deferred policy acquisition costs        $  3,662  $         -
   Policy reserves                             3,514        7,196
   Net operating loss carryforwards           24,640        8,296
   Tax credit carryforwards                       11           11
   Other deferred tax assets                     429          263
   Valuation allowance                       (28,728)      (4,878)
                                            --------     --------
     Total deferred tax asset               $  3,528     $ 10,888
                                            ========     ========
Net deferred tax liability               $         -     $ 10,299
                                            ========     ========


A valuation allowance of approximately $23.8 million has been provided for the year ended December, 31, 1997 for the tax effect of the Company's net operating loss carryovers and other deductible temporary differences since it appears more likely than not that such benefits will not be realized. For 1996, a valuation allowance was provided for a portion of the Company's net operating loss carryovers. The change in the valuation allowance for 1997 relates primarily to the increase in net operating losses and decrease in DPAC.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 1997, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $0.9 million have not been provided on such amount.

At December 31, 1997, NFL has approximately $7.9 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 1997, the Company and its wholly-owned subsidiaries have aggregate net operating loss carryforwards of approximately $70.4 million and $61.9 million for regular tax and alternative minimum tax purposes, respectively, which expire in 2003 through 2013.

NOTE 12 - STATUTORY CAPITAL AND SURPLUS

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, NFIC and AICT must each maintain minimum aggregate statutory capital and surplus of $1.4 million. Under Mississippi law, FLICA is required to maintain minimum capital and surplus of $1.0 million. The State of Georgia requires licensed out-of-state insurers to maintain minimum capital of $1.5 million, and the Commonwealth of Kentucky requires minimum surplus of $2.0 million. These levels are higher than the requirements of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which NFL, NFIC and FLICA must each maintain is $3.5 million. AICT must maintain a minimum of $1.5 million. At December 31, 1997, aggregate statutory capital and surplus for NFL, NFIC, AICT and FLICA was $18.3 million, $3.3 million, $4.0 million and $12.0 million, respectively. Although NFIC's capital and surplus is below $3.5 million at December 31, 1997, NFIC voluntarily ceased writing new business effective December 15, 1997. Moreover, NFIC's capital and surplus exceeds the minimum requirements for its state of domicile, Texas. Statutory net losses for NFL, NFIC, AICT and FLICA for the year ended December 31, 1997, were $(28.9) million, $(20.4) million, $(4.2) million and $(3.1)
million, respectively. FLICA through its parent FHC, is wholly-owned by NFL, and AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of the parent includes the statutory capital and surplus of the respective subsidiary. Westbridge used proceeds from its public offering of Convertible Notes (See NOTE 7 - FINANCING ACTIVITIES) to contribute $30.2 million and $15.1 million to NFL and NFIC, respectively, during 1997.

Dividends paid by the Insurance Subsidiaries to Westbridge are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1998, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as its earned surplus is negative. Further, NFL has agreed to file for the prior approval of any dividends declared or paid for the foreseeable future.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus not including any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. During 1998, NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. During 1998, FLICA is precluded from paying dividends to NFL without prior regulatory approval as it recorded a net loss from operations for the year ending December 31, 1997.

Generally, all states require insurance companies to maintain statutory capital and surplus which is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the significant statutory losses incurred during the year ended December 31, 1997, Westbridge does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled.

The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1997, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1997, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI. As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997, certain intercompany and large cash transactions are subject to the approval of the domiciliary states.


In December 1990, the Company and NFL entered into an agreement under which NFL issued a surplus certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the surplus certificate bears interest at an agreed upon rate not to exceed 10% and is repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance agreements and (ii) NFL receiving prior approval for repayment from the Delaware State Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. No principal payments have been made subsequent to 1994. The unpaid aggregate principal under this surplus certificate totaled $777,000 as of December 31, 1997 and 1996.

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

The Company applies ABP Opinion No. 25 and related interpretations in accounting for its employee benefit plans, which are described below. Accordingly, compensation expense is not recognized for qualified stock option plans until such options are exercised. If compensation cost for the Company's stock option plans had been determined based on the estimated market value at the grant dates for awards under those plans consistent with the method provided by SFAS No. 123, the Company's net income and earnings per share would have been reflected by the following pro forma amounts for the years ended December 31, 1996 and 1995. There were no material grants of stock options during 1997.

                                               Year Ended December 31,
                                           ------------------------------
                                                1996             1995
                                           -------------    -------------

Net income, as reported                  $     8,261,000  $     5,324,000
Net income, pro forma                    $     8,037,000  $     5,270,000
Basic earnings per share, as reported    $          1.11  $          0.64
Basic earnings per share, pro forma      $          1.07  $          0.64
Diluted earnings per share, as reported  $          0.97  $          0.63
Diluted earnings per share, pro forma    $          0.95  $          0.62


The estimated market value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1996 and 1995:

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

On April 19, 1996, the Company adopted a Restricted Stock Plan (the "1996 Plan"). This 1996 Plan provides for the granting of up to 1,000,000 shares of Common Stock subject to certain restrictions and adjustments. The restricted shares are subject to vesting requirements ("the restriction period") ranging from twelve months for non-employee directors to sixty months for employees or other authorized grantees. During the restriction period, the grantee may not sell, assign, transfer, pledge, encumber or otherwise dispose of or hypothecate such an award. Upon satisfaction of the vesting schedule and any other applicable restrictions, terms or conditions, the grantee will be entitled to receive the shares. The total compensation expense recognized in the Company's statement of operations for the year ending December 31, 1997 was $611,000.

Information regarding the Company's restricted stock plan is summarized as follows:

                                                     Year Ended December 31,
                                                     ---------------------
                                                       1997         1996
                                                     --------     --------

Restricted stock outstanding at beginning of year       7,000            -
Restricted stock awards during the year:
  Non-employee directors                               12,000        7,000
  Employees                                           455,000            -
  Agents                                               11,800            -
Restricted stock vested during the year:
  Non-employee directors                               (7,000)           -
  Employees                                           (60,000)           -
  Agents                                                    -            -
Restricted stock forfeitures during the year:
  Non-employee directors                                    -            -
  Employees                                          (194,000)           -
  Agents                                                 (300)           -
                                                     --------     --------
Restricted stock outstanding at end of year           224,500        7,000
                                                     ========     ========


Weighted average grant price:
  Non-employee directors                             $  9.125     $   6.75
  Employees                                          $  9.060            -
  Agents                                             $  9.750            -


Information regarding the Company's stock option plans is summarized as follows:

                                                   Year Ended December 31,
                                              ----------------------------------
                                                1997         1996         1995
                                              --------     --------     --------
                                 (in thousands)

Options outstanding at beginning of year       336,529      411,994      375,294
Options granted during the year:
   Price granted at $5.40                            -            -      116,000
   Price granted at $5.60                            -            -        6,000
   Price granted at $8.25                        1,000        4,000            -
Options exercised during the year:
   Price ranging from $1.88 to $5.40           (42,500)     (62,965)     (85,300)
                                              --------     --------     --------
Options cancelled during the year:
   Price ranging from $1.88 to $7.65          (176,029)     (16,500)           -
                                              ========     ========     ========
   Options outstanding at end of year          119,000      336,529      411,994
                                              ========     ========     ========


At December 31, 1997, options for 20,000 shares were exercisable under the stock options plans at a price of $1.88 and options for 99,000 shares were exercisable at a price ranging from $5.18 to $8.25. Also, at December 31, 1997, 1996 and 1995, options for 154,000, 10,000 and 6,000 shares, respectively, remained available for future grant under the plans.

In September 1986, the Company established a retirement savings plan for its employees. The plan permits all employees who have been with the Company for at least one year to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 3% of their salary with partially matching discretionary Company contributions determined by the Company's Board of Directors. Employee contributions are invested in any of five investment funds at the discretion of the employee. Company contributions are in the form of the Company's Common Stock. The Company's contributions to the plan in 1997, 1996 and 1995 approximated $106,000, $102,000, and $79,000, respectively.

NOTE 14 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total accident and health premiums of $3.6 million, $4.1 million, and $2.8 million, were paid to reinsurers in 1997, 1996, and 1995, respectively. Face amounts of life insurance in force approximated $53.1 million, $87.0 million and $43.4 million at December 31, 1997, 1996 and 1995, respectively. No life insurance was reinsured as of December 31, 1997, 1996 and 1995, respectively.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") with a reinsurer effective July 1, 1996 on the inforce Critical Care and Specified Disease business. The Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. This ceding commission allowance was to be repaid, inclusive of interest at 12.5%, as statutory profits emerged from the reinsured block of business. For the year ended December 31, 1996, the repayment was $1.9 million. The ceding allowance payable for the year ended December 31, 1996 was $8.6 million. The Company exercised its option to terminate and recapture this Agreement on April 1, 1997 consisting of approximately $9.0 million in total recapture costs calculated at an interest rate of 15% less approximately $2.0 million in unearned premium reserves due to NFL and FLICA. See NOTE 16 EXTRAORDINARY ITEM.

In late 1993, NFL entered into a coinsurance treaty with FLICA. FLICA is a wholly-owned subsidiary of FHC. Under the terms of the treaty, NFL assumed a 90% pro-rata share of certain Critical Care and Specified Disease business. For the years ended December 31, 1997, 1996 and 1995, $0, $2.3 million, and $5.1 million, respectively, of assumed premiums under this coinsurance treaty are included as premium revenue in the consolidated financial statements. This coinsurance treaty was cancelled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996.

In May 1987, NFL entered into a coinsurance treaty with FLICA. Under the terms of the treaty, NFL assumed a 50% pro-rata share of all insurance business written by FLICA from January 1, 1987 through December 31, 1988. In November 1988, the coinsurance treaty was amended to extend through 1997. For the years ended December 31, 1997, 1996 and 1995, $0, $1.7 million, and $4.3 million, respectively, of assumed premiums under the coinsurance treaty are included as revenue in the consolidated financial statements. This coinsurance treaty was cancelled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996.

In March 1990, NFL entered into a coinsurance treaty with Paramount Life Insurance Company ("Paramount"). Under the terms of the treaty, which was in effect from April 1, 1990 through May 31, 1995, NFL assumed 90% of the Critical Care and Specified Disease policies written by Paramount. The treaty effectively ended upon the purchase of this block of business by NFL from Paramount. For the year ended December 31, 1997, 1996 and 1995, $0, $0 and $0.6 million, respectively, of assumed premiums under this coinsurance treaty were recorded as revenue.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 1997, aggregated $9.8 million. The amounts due by year are as follows: 1998-$2.6 million; 1999-$1.9 million; 2000-$1.5 million; 2001-$1.1 million, 2002-$1.1 million, and thereafter-$1.6 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $4.4 million, $4.2 million and $3.4 million in 1997, 1996 and 1995, respectively.

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

In the ordinary course of business, the Company has advanced commissions and made loans to agents collateralized by future commissions. First-year commission advances to agents are recorded as receivables from agents and totaled $20.5 million as of December 31, 1997. Westbridge holds a secured promissory note (the "Elkins Note"), from NFC Marketing, Inc. ("NFC"), an Arkansas corporation which is wholly-owned by Elkins. The balance of this note recorded on the books of the Company at December 31, 1997 is approximately $752,000. The note, which was renegotiated in October 1994, represents principal and accrued interest on a loan made by Westbridge to NFC for the purpose of expanding its marketing efforts. The Company collects $25,000 per month until this note and the related accrued interest is satisified. Payment of the principal and interest under the Elkins Note has been guaranteed by Elkins. In addition, under the terms of a Security Agreement delivered to Westbridge by NFC, following a default, Westbridge has the right to apply monies, balances, credit or collections which it may hold for NFC on deposit, or which might otherwise be payable to NFC by NFL (including, among other things, agents' commissions payable by NFL to NFC), to offset the unpaid balance of the Elkins Note.

The Company's Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on the Company's revenues and results of operations.

NOTE 16 - EXTRAORDINARY ITEM

For the year ended December 31, 1997, the Company recognized an aggregate of $1,007,000 in extraordinary losses, net of taxes. Of this amount, (i) $574,000 resulted from the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank (See NOTE 7 FINANCING ACTIVITIES); and (ii) $433,000 resulted from the termination and recapture of the block of reinsured insurance policies referred to in NOTE 14 - REINSURANCE.

NOTE 17 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of net (loss) income as reported by the Insurance Subsidiaries under practices prescribed or permitted by regulatory authorities and that reported herein by the Company on a consolidated GAAP basis is as follows:

                                                          Year Ended December 31,
                                                   --------------------------------
                                                     1997        1996        1995
                                                   --------    --------    --------
                                                             (in thousands)

Net (loss) income as reported by the Insurance
   Subsidiaries on a statutory basis               $(49,618)   $    870    $ (6,296)
Additions to (deductions from) statutory basis:
   Future policy benefits and claims                  2,493      (2,016)        166
   FHC pre-acquisition statutory earnings                 -      (1,388)          -
   Deferred policy acquisition costs,
     net of amortization                                735      22,434      15,329
   Deferred uncollected and advance premiums             44      (1,719)        138
   Coinsurance Funds Withheld reinsurance treaty      8,575      (7,336)          -
   Recognition of premium deficiency                (64,952)          -           -
   Extraordinary item                                (1,007)          -           -
   Income taxes                                      13,970      (4,214)     (2,837)
   Subsidiary companies, eliminations,
     and other adjustments                           (6,664)      2,001      (1,355)
   Other, net                                          (720)       (371)        179
                                                   --------    --------    --------
Consolidated net (loss) income as reported
   herein on a GAAP basis                          $(97,144)   $  8,261    $  5,324
                                                   ========    ========    ========

A reconciliation of the statutory capital and surplus reported by the Insurance Subsidiaries under regulatory practices to stockholders' (deficit) equity as reported herein by the Company on a consolidated GAAP basis is as follows:

                                                        Year Ended December 31,
                                                    --------------------------------
                                                      1997        1996        1995
                                                    --------    --------    --------
                                                              (in thousands)
Capital and surplus as reported by the Insurance
   Subsidiaries on a statutory basis                $ 21,592    $ 18,648    $ 24,038
Deductions from (additions to) a statutory basis:
   Future policy benefits and claims                 (10,147)         10      (9,723)
   Deferred policy acquisition costs                  19,165      83,871      56,977
   Nonadmitted assets                                    832       4,818       1,124
   Coinsurance Funds Withheld reinsurance treaty           -      (8,831)          -
   Income taxes                                       (1,037)    (13,242)     (9,447)
   Deferred, uncollected and advance premiums            249     (12,651)        241
   Asset valuation reserve                             1,049       1,157         823
   Unrealized appreciation on investments,
     gross of deferred taxes                           4,039       1,620       3,667
   Other, net                                          1,248       3,997       6,255
                                                    --------    --------    --------

Combined insurance subsidiaries stockholders'
   equity on a GAAP basis                             36,990      79,397      73,955

Subsidiary companies (deficit) equity,
   eliminations and other adjustments                (82,408)    (31,494)    (31,150)
                                                    --------    --------    --------

Consolidated stockholders' (deficit) equity in
   accordance with GAAP                             $(45,418)   $ 47,903    $ 42,805
                                                    ========    ========    ========

NOTE 18 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial data for each of the Company's last two years of operations is as follows (in thousands, except per share data):

                                                                  Quarter Ended
                                                  ------------------------------------------------
1997                                                March         June      September     December
-----------------------------------------------   ---------    ---------    ---------    ---------

Premium income                                    $  40,820    $  41,022    $  40,450    $  38,805
Net investment income                                 2,226        2,530        3,207        3,060
Net realized (losses) gains on investments              (60)         192          223         (271)
Fee, service and other income                         3,502        4,106        4,525        4,567
Benefits, claims and other expenses                  43,826       57,329       79,125      118,029
Net income (loss) before extraordinary loss           1,730       (6,161)     (19,968)     (71,738)
Extraordinary loss, net of tax                            -       (1,007)           -            -
Preferred stock dividend                                396          392          392          392
Income (loss) applicable to common stockholders       1,334       (7,560)     (20,360)     (72,130)
Earnings per share:
  Basic:
     Income (loss) before extraordinary item      $    0.22    $   (1.07)   $   (3.29)   $  (11.64)
     Extraordinary item                           $       -    $   (0.16)   $       -    $       -
       Net earnings (loss)                        $    0.22    $   (1.23)   $   (3.29)   $  (11.64)
  Diluted:
     Income (loss) before extraordinary item      $    0.20    $   (1.07)   $   (3.29)   $  (11.64)
     Extraordinary item                           $       -    $   (0.16)   $       -    $       -
       Net earnings (loss)                        $    0.20    $   (1.23)   $   (3.29)   $  (11.64)



                                                          Quarter Ended
                                             ------------------------------------------
1996                                          March       June     September   December
------------------------------------------   --------   --------   --------    --------

Premium income                               $ 35,410   $ 39,040   $ 40,688    $ 41,642
Net investment income                           2,116      2,191      2,283       2,146
Net realized gains (losses) on investments         85        116        (28)        (77)
Fee, service and other income                   1,777      2,017      2,440       3,300
Benefits, claims and other expenses            37,040     40,334     41,890      43,285
Preferred stock dividend                          413        412        412         413
Income applicable to common stockholders        1,160      1,585      1,858       2,008
Earnings per share:
  Basic                                      $   0.19   $   0.27   $   0.31    $   0.33
  Diluted                                    $   0.19   $   0.24   $   0.27    $   0.28

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (in thousands)


                                                              Year Ended December 31,
                                                        -------------------------------------
                                                          1997            1996         1995
                                                        --------        --------     --------
Net investment income                                   $  1,579        $     62     $     23
Realized gains on investments                                984               -            -
Intercompany income derived from:
  Interest on Surplus Certificates                            78              78           78
  Rental of leasehold improvements and equipment           1,926           1,703        1,597
Interest on advances to subsidiaries                         266             192          182
Other income                                                 228             106          120
                                                        --------        --------     --------
                                                           5,061           2,141        2,000
                                                        --------        --------     --------

General and administrative expenses                        4,349           2,128        2,085
Reorganization expense                                     1,324               -            -
Taxes, licenses and fees                                     164              90           97
Interest expense                                           5,846           2,496        2,432
                                                        --------        --------     --------
                                                          11,683           4,714        4,614
                                                        --------        --------     --------
Loss before income taxes and equity in undistributed
  net earnings of subsidiaries and FHC                    (6,622)         (2,573)      (2,614)
  (Benefit from) provision for income taxes               (3,939)            432        1,427
                                                        --------        --------     --------
                                                         (10,561)         (2,141)      (1,187)
Equity in undistributed net (losses) earnings of
  subsidiaries and FHC                                   (86,419)         10,402        6,918
                                                        --------        --------     --------
(Loss) income before extraordinary item                  (96,980)          8,261        5,731

Extraordinary loss (1) (2)                                   164(1)            -          407(2)
                                                        --------        --------     --------
     Net income                                          (97,144)          8,261        5,324

Preferred stock dividends                                  1,572           1,650        1,650
                                                        --------        --------     --------

(Loss) income applicable to common stockholders          (98,716)          6,611        3,674

Retained earnings at beginning of year                    17,186          10,575        6,901
                                                        --------        --------     --------
Retained (deficit) earnings at end of year              $(81,530)       $ 17,186     $ 10,575
                                                        ========        ========     ========


(1)   From early extinguishment of debt, net of income tax benefit of $85.

(2)   From early extinguishment of debt, net of income tax benefit of $210.



The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1997 consolidated financial statements and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (in thousands)

                                                                   Year Ended December 31,
                                                                    ---------------------
                                                                      1997         1996
                                                                    --------     --------
Assets:
   Cash and other short-term investments                            $  3,317     $  1,241
   Fixed maturities, at market value                                  15,198            -
   Equity securities, at market value                                  1,038            -
   Investment real estate                                                566            -
   Investment in consolidated subsidiaries                            38,224       77,946
   Accrued investment income                                             288           50
   Leasehold improvements and equipment, net                             960        1,100
   Advances due from subsidiaries                                      4,181        2,557
   Receivable from subsidiary on Surplus Certificate                     777          777
   Other assets                                                        4,618        6,540
                                                                    --------     --------
     Total Assets                                                   $ 69,167     $ 90,211
                                                                    ========     ========
Liabilities:
   Senior subordinated notes, net                                   $ 19,447     $ 19,350
   Convertible subordinated notes                                     70,000            -
   Senior note payable                                                     -        1,038
   Payable to subsidiaries                                                36          929
   Interest payable                                                    4,077            -
   Other liabilities                                                   2,025          991
                                                                    --------     --------
     Total Liabilities                                                95,585       22,308
                                                                    --------     --------

Redeemable Preferred Stock                                            19,000       20,000
                                                                    --------     --------

Stockholders' Equity:
   Common stock                                                          620          604
   Capital in excess of par value                                     30,843       29,226
   Unrealized appreciation of investments
     carried at market value                                           4,649        1,057
   Retained (deficit) earnings                                       (81,530)      17,186
                                                                    --------     --------
                                                                     (45,418)      48,073
                                                                    --------     --------
   Less:  Aggregate shares held in treasury and investment
          by affiliate in Parent Company's common stock, at cost
         (28,600 shares at December 31, 1996)                              -         (170)
                                                                    --------     --------
     Total Stockholders' (Deficit) Equity                            (45,418)      47,903
                                                                    --------     --------

       Total Liabilities, Redeemable Preferred Stock
         and Stockholders' Equity                                   $ 69,167     $ 90,211
                                                                    ========     ========


     The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1997 consolidated financial statements and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (in thousands)


                                                                      Year Ended December 31,
                                                                ----------------------------------
                                                                  1997         1996         1995
                                                                --------     --------     --------
Cash Flows From Operating Activities:
   (Loss) income applicable to common stockholders              $(98,716)    $  6,611     $  3,674
   Adjustments to reconcile net (loss) income to cash
     provided by (used for) operating activities:
   Equity in undistributed net loss (income) of subsidiaries      86,419      (10,402)      (6,918)
   Accrued investment income                                        (238)         (16)         (12)
   Advances due from subsidiaries, net                            (2,536)       1,471        1,383
   Other liabilities                                               5,111         (138)          10
   Other, net                                                      1,539        1,120       (1,178)
                                                                --------     --------     --------
     Net Cash Used For Operating Activities                       (8,421)      (1,354)      (3,041)
                                                                --------     --------     --------

Cash Flows From Investing Activities:
   Proceeds from sale of investments                              42,268            -            -
   Cost of investments acquired                                  (57,366)           -            -
   Additions to leasehold improvements and equipment,
     net of retirements                                             (349)        (165)        (703)
   Decrease in notes receivable                                      288          158            -
   Investment in subsidiaries                                    (43,105)       1,038            -
                                                                --------     --------     --------
     Net Cash (Used For) Provided by Operating Activities        (58,264)       1,031         (703)
                                                                --------     --------     --------

Cash Flows From Financing Activities:
   Retirement of subordinated debentures                               -            -      (25,000)
   Issuance of senior subordinated notes                               -            -       19,200
   Issuance of convertible subordinated notes                     70,000            -            -
   (Retirement) issuance of senior note payable                   (1,103)         103          927
   Issuance of common stock                                          140          140       10,108
   Issuance of common stock warrants                                   -            -           74
   Purchase and cancellation of common stock                        (276)        (125)        (146)
                                                                --------     --------     --------
     Net Cash Provided By Financing Activities                    68,761          118        5,163
                                                                --------     --------     --------
     Increase (Decrease) in Cash and Short-Term
       Investments During the Year                                 2,076         (205)       1,419
     Cash and Other Short-Term Investments at
       Beginning of Year                                           1,241        1,446           27
                                                                ========     ========     ========
     Cash and Other Short-Term Investments at End of Year       $  3,317     $  1,241     $  1,446
                                                                ========     ========     ========


The condensed financial information should be read in conjunction with the Westbridge Capital Corp. December 31, 1997 consolidated financial statements and notes thereto.

                                  SCHEDULE III

                            WESTBRIDGE CAPITAL CORP.
                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (in thousands)


                                                     Other
                                                     Policy
                              Deferred               Claims                     Benefits   Amortization
                               Policy     Future      and                 Net     and       of Policy       Other
                             Acquisition  Policy    Benefits  Premium Investment Claims     Acquisition   Operating Premiums
Segment                        Costs      Benefits  Payable   Revenue   Income   Expense       Costs      Expenses  Written*
-----------------------------  ---------  --------  --------  --------  -------  ---------  ------------  --------  --------

Year ended December 31, 1997:
Insurance operations           $  19,165  $ 55,811  $ 51,784  $161,097  $ 7,325  $ 136,866  $     30,873  $ 91,633  $ 73,611
Fee and service income                                                                                              ========
  activities                           -         -         -         -    1,547          -             -    27,564
Corporate (parent company)             -         -         -         -    2,151          -             -    11,373
                               =========  ========  ========  ========  =======  =========  ============  ========
     Total                     $  19,165  $ 55,811  $ 51,784  $161,097  $11,023  $ 136,866  $     30,873  $130,570
                               =========  ========  ========  ========  =======  =========  ============  ========


Year ended December 31, 1996:
Insurance operations           $  83,871  $ 54,204  $ 39,186  $156,780  $ 6,514  $  94,187  $     22,907  $ 16,385  $107,149
Fee and service income                                                                                              ========
  activities                           -         -         -         -    1,784          -             -    24,433
Corporate (parent company)             -         -         -         -      438          -             -     4,637
                               =========  ========  ========  ========  =======  =========  ============  ========
     Total                     $  83,871  $ 54,204  $ 39,186  $156,780  $ 8,736  $  94,187  $     22,907  $ 45,455
                               =========  ========  ========  ========  =======  =========  ============  ========


Year ended December 31, 1995:
Insurance operations           $  56,977  $ 46,620  $ 39,063  $120,093  $ 7,095  $  70,465  $     11,553  $ 23,533  $ 98,996
Fee and service income                                                                                              ========
  activities                           -         -         -         -        -          -             -    11,670
Corporate (parent company)             -         -         -         -      326          -             -     4,615
                               =========  ========  ========  ========  =======  =========  ============  ========
     Total                     $  56,977  $ 46,620  $ 39,063  $120,093  $ 7,421  $  70,465  $     11,553  $ 39,818
                               =========  ========  ========  ========  =======  =========  ============  ========



*Premiums Written--Amounts do not apply to life insurance.

                            WESTBRIDGE CAPITAL CORP.

                                   SCHEDULE IV

                                   REINSURANCE
                       (in thousands, except percentages)


                                                                 Assumed               Percentage
                                                  Ceded to        From                  of Amount
                                      Gross        Other         Other          Net      Assumed
                                      Amount     Companies      Companies      Amount    to Net
                                      --------   -----------   ------------   --------    ----

Year ended December 31, 1997:
Life insurance in force               $ 53,065   $         -   $          -   $ 53,065       -
                                   ===========   ============  ============   ========
Premiums:
   Life                               $    830   $         -   $          -   $    830       -
   Accident and health                 161,867         3,635          2,035    160,267       1.27%
                                   -----------   ------------  ------------   --------
       Total premiums                 $162,697   $     3,635   $      2,035   $161,097       1.26%
                                   ===========   ============  ============   ========

Year ended December 31, 1996:
Life insurance in force               $ 86,978   $         -   $          -   $ 86,978       -
                                   ===========   ============  ============   ========
Premiums:
   Life                               $    889   $         -   $          -   $    889       -
   Accident and health                 155,952         4,063          4,002    155,891       2.57%
                                   -----------   ------------  ------------   --------
       Total premiums                 $156,841   $     4,063   $      4,002   $156,780       2.55%
                                   ===========   ============  ============   ========

Year ended December 31, 1995:
Life insurance in force               $ 43,441   $         -   $          -   $ 43,441       -
                                   ===========   ============  ============   ========
Premiums:
   Life                               $    549   $         -   $          -   $    549       -
   Accident and health                 112,444         2,811          9,911    119,544       8.29%
                                   -----------   ------------  ------------   --------
       Total premiums                 $112,993   $     2,811   $      9,911   $120,093       8.25%
                                   ===========   ============  ============   ========

                                   SCHEDULE V

                            WESTBRIDGE CAPITAL CORP.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (in thousands)


                                    Additions
                                                             Charged                        Balance
                                              Balance at        to                            at
                                               Beginning     Costs and      Deductions      End of
                                               of Period     Expenses      (Charge Offs)    Period
                                             ------------   ------------   ------------   ------------

Year ended December 31, 1997:
Allowance for doubtful agents' balances      $      1,729   $      2,802   $          -   $      4,531
                                             ============   ============   ============   ============

Year ended December 31, 1996:
Allowance for doubtful agents' balances      $      1,187   $      1,462   $       (920)  $      1,729
                                             ============   ============   ============   ============

Year ended December 31, 1995:
Allowance for doubtful agents' balances      $      1,137   $         50   $          -   $      1,187
                                             ============   ============   ============   ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Westbridge's executive officers are as follows:

                                                                             Years with
    Officer Name           Age   Position with the Company                   the Company
-------------------------   --   -----------------------------------------   ------------

Martin E. Kantor            75   Chairman of the Board and                             21
                                  Chief Executive Officer

Patrick J. Mitchell         39   President, Chief Operating Officer,                    2
                                  Chief Financial Officer and Treasurer

Patrick H. O'Neill          47   Executive Vice President, General Counsel              0
                                  and Secretary

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

Mr. Mitchell has served as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director since October 1997. Mr. Mitchell had served as Executive Vice President, Chief Financial Officer and Treasurer since May 1996 and joined the Company in August 1995 as Vice President, Chief Financial Officer and Treasurer. Mr. Mitchell is also President and Director of NFL, NFIC, AICT and FLICA. Prior to joining Westbridge, he served as Vice President, Finance for Bankers Life and Casualty Company. From 1989 to 1993, Mr. Mitchell was Assistant Vice President, Finance for Reliance Standard Life Insurance Company.

Mr.  O'Neill  joined  Westbridge  in  September  1997 as Senior Vice  President,
General Counsel and Secretary. In November 1997, Mr. O'Neill was promoted to Executive Vice President. In addition, Mr. O'Neill serves as Senior Vice President, General Counsel, Secretary and Director of NFL, NFIC, AICT and FLICA. Prior to joining Westbridge and since 1990, Mr. O'Neill served as founder and President of the Law Offices of Patrick H. O'Neill, P.C. Prior to 1990, Mr. O'Neill was a partner in the Law Firm of Camp, Jones, O'Neill, Hall & Bates.





Westbridge's directors are as follows:

                                                                                         Expiration
                                                                            Years with   of Term of
       Director Name        Age   Position with the Company                the Company      Office
-------------------------   ---   --------------------------------------   ------------   ---------

Martin E. Kantor             75   Chairman of the Board, Chief Executive             21        1998
                                     Officer

Patrick J. Mitchell          39   Director, President, Chief Operating                2        1999
                                     Officer, Chief Financial Officer and
                                     Treasurer

Joseph C. Sibigtroth         82   Director                                           14        1998

Barry L. Stevens             51   Director                                            1        1998

Barth P. Walker              83   Director                                           16        1998

Marvin H. Berkeley           75   Director                                           16        1999

Glenn O. Phillips            68   Director                                           11        1999

Arthur W. Feinberg           74   Director                                           13        2000

George M. Garfunkel          59   Director                                            4        2000

Peter J. Millock             51   Director                                            2        2000

Martin E. Kantor has served as Chairman of the Board and Chief Executive Officer of Westbridge since January 1993. Mr. Kantor had served as Chairman of the Board, President and Chief Operating Officer of Westbridge since prior to 1992. Mr. Kantor has served as Chairman of the Board of NFL since prior to 1992 and also became Chief Executive Officer of NFL in 1985. Following the acquisition of each of NFIC, AICT and FLICA, Mr. Kantor was appointed Chairman of the Board and Chief Executive Officer of each entity. Mr. Kantor may be deemed a control person of the Company by virtue of his ownership of 708,767 shares, or 11.39%, of the outstanding shares of the Company's Common Stock at March 9, 1998. This amount does not include shares held in various trusts established by Mr. Kantor for the benefit of his children and grandchildren over which he has no voting or investment power and as to which Mr. Kantor disclaims beneficial ownership, see Note (1) under "Principal Stockholders".

Patrick J. Mitchell has served as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director since October 1997. Mr. Mitchell had served as Executive Vice President, Chief Financial Officer and Treasurer since May 1996 and joined the Company in August 1995 as Vice President, Chief Financial Officer and Treasurer. Mr. Mitchell is also President and Director of NFL, NFIC, AICT and FLICA. Prior to joining Westbridge, he served as Vice President, Finance for Bankers Life and Casualty Company. From 1989 to 1993, Mr. Mitchell was Assistant Vice President, Finance for Reliance Standard Life Insurance Company.

Joseph C. Sibigtroth has been a director since 1984. Mr. Sibigtroth is a retired consulting actuary and had been a private consulting actuary since prior to 1992. Mr. Sibigtroth has served as Chairman of both the Mortality and Morbidity Committees of the American Society of Actuaries, and as Treasurer of the New York State Guaranty Corporation.

Barry L. Stevens has been a director of Westbridge since 1997. Mr. Stevens has been the director of the Bureau of Investments for the Treasury Department, State of Michigan, since February 1989. From January 1985 to February 1989, Mr. Stevens served as the Assistant Director, Bureau of Investments for the Treasury Department, State of Michigan. Prior to that period, Mr. Stevens served as Senior Equity Analyst and Administrator of the Equity Division, Treasury Department, State of Michigan.

Barth P. Walker has been a director of Westbridge since 1982. Mr. Walker has been a senior member of Walker & Walker, a law firm in Oklahoma City, Oklahoma since prior to 1992.

Marvin H. Berkeley has been a director of Westbridge since 1982. Dr. Berkeley has served as Professor of Management of the University of North Texas, Denton, Texas, since prior to 1992, and is former Dean of the College of Business Administration of the University of North Texas. Dr. Berkeley is also a director of Irving National BankShares, Inc., Irving, Texas. Dr. Berkeley is a former advisory director of Enersyst Development Center, Inc., a former director of John Watson Landscape Illumination, Inc., and a former Governor of International Insurance Society, Inc.

Glenn O. Phillips has been a director of Westbridge since 1987. Mr. Phillips is an Insurance Consultant and has served as Partner with Professional Insurance Group since December 1994. Mr. Phillips served as a Consultant for the National Registry Corp. from June 1994 through 1995 and as President and Director of Financial Services of America from 1991 through 1994.

Arthur W. Feinberg has been a director of Westbridge since 1985. Mr. Feinberg has served as the Chief of Geriatric Medicine of the Department of Medicine of North Shore University Hospital, Manhasset, New York since prior to 1992. Dr. Feinberg also has been, since prior to 1992, a Professor, Clinical Medicine, Cornell University Medical College. Dr. Feinberg was formerly a Regent and Chairman of the Board of Governors of the American College of Physicians.

George M. Garfunkel has been a director of Westbridge since 1994. Mr. Garfunkel is a founding partner of the Great Neck, New York law firm of Garfunkel, Wild & Travis P.C., which specializes in the representation of clients in the health care industry. He is also a director of Berkshire Taconic Community Foundation, Inc.

Peter J. Millock has been a director of Westbridge since July 1996. Mr. Millock is Counsel in private practice with the law firm of Nixon, Hargrave, Devans & Doyle LLP, Albany, New York. Mr. Millock previously served for 15 years as general counsel and chief legal officer for the New York State Department of Health.

Board Committees

The Board formed an Executive Committee on June 22, 1995. The Executive Committee is composed of Mr. Garfunkel (Chairman), Dr. Feinberg and Mr. Kantor. The Executive Committee possesses all the powers and authority of the Board in the management and direction of the business and affairs of the Company, except as limited by law. The Executive Committee met twice during 1997.

The Board formed a Compensation Committee on May 30, 1996. The Compensation Committee is composed of Mr. Phillips (Chairman), Mr. Garfunkel and Dr. Feinberg.

The Compensation Committee has responsibility for reviewing and approving salaries, bonuses and other compensation and benefits of executive officers, and advising management regarding benefits and other terms and conditions of compensation for executive officers. The Compensation Committee did not meet during 1997.

The Audit Committee of the Board is composed of Mr. Walker (Chairman), Dr. Berkeley, and Mr. Sibigtroth. The Audit Committee, which met twice during 1997, recommends to the Board the firm to be employed as the Company's independent accountants, reviews details of each audit engagement and audit reports, including all management reports by the independent accountants regarding internal controls, and reviews resolution of any material matters with respect to appropriate accounting principles and practices to be used in preparation of the Company's financial statements.

The Board does not have a Nominating Committee.

The Board met six times during 1997. Each member of the Board attended at least 75% of the Board meetings and all meetings of any committee of the Board on which such Director served during 1997.

ITEM 11.  EXECUTIVE COMPENSATION

Summary of Compensation

The following table sets forth information on cash and other compensation paid or accrued for each of the fiscal years ended December 31, 1997, 1996 and 1995 to those persons who were at the end of the 1997 fiscal year the Chief Executive Officer and the four most highly compensated executive officers of the Company, for services in all capacities to the Company and its subsidiaries.

                                                                      Long-Term Compensation/
                                                                         Restricted Stock            All Other
            Name and                                                   Awards (6)/Securities        Compensation
       Principal Position         Year      Salary       Bonus           Underlying Options           (1) (5)
    ------------------------- -- -------- ------------ ----------- --- ----------------------- -- -----------------
    Martin E. Kantor             1997     $  492,500   $        0               60,000              $          0
    Chairman of the              1996     $  477,462   $        0                    0              $      2,850
    Board and Chief              1995     $  403,615   $   50,000                    0              $      2,772
    Executive Officer

    Patrick J. Mitchell (2)      1997     $  279,958   $        0               45,000              $      3,225
    President, Chief             1996     $  204,519   $        0                    0              $      1,425
    Operating Officer, Chief     1995     $   55,819   $   25,000               25,000              $          0
    Financial Officer and
    Treasurer

    James W. Thigpen (3)         1997     $  233,333   $        0               60,000              $  2,535,054
    President and Chief          1996     $  387,692   $        0                    0              $      2,375
    Operating Officer            1995     $  346,638   $   50,000                    0              $      2,310

    Stephen D. Davidson (4)      1997     $  243,645   $        0               45,000              $      2,215
    Executive Vice               1996     $  255,048   $        0                    0              $      2,375
    President and Chief          1995     $  183,462   $   40,000               30,000              $      2,310
    Marketing Officer


(1) Amounts shown represent matching contributions of the Company credited to the named executive officers under the Company's 401(k) plan.

(2) Effective October 31, 1997, Patrick Mitchell was named President and Chief Operating Officer.

(3) Effective August 18, 1997, James Thigpen ceased serving as President and Chief Operating Officer.

(4) Effective December 1, 1997, Steven Davidson ceased serving as Executive Vice President and Chief Marketing Officer.

(5) The amounts reported for James Thigpen include (a) the payment of approximately $1.5 million in satisfaction of obligations under his employment agreement plus accrued vacation, (b) approximately $850,000 representing the fair market value of the immediate vesting of 60,000 shares of restricted stock awarded on January 1, 1997 and the fair market value, net of consideration paid by Mr. Thigpen, in connection with his exercise of options to purchase 34,500 shares of stock during 1997, and (c) forgiveness of $95,500 of interest-free salary advances. See ITEM 13 - "Certain Relationships and Related Transactions".

(6) On January 1, 1997, Messrs. Kantor, Mitchell, Thigpen and Davidson received restricted stock grants of 60,000, 45,000, 60,000 and 45,000 shares, respectively. In September 1997, Mr. O'Neill received a restricted stock grant of 30,000 shares. These shares vest and are issuable over a period of four years. Related compensation expense will be reported in subsequent reporting periods as vesting criteria are satisfied and shares are issued.


Each director of the Company who is not a salaried employee or consultant of NFL receives $2,500 per meeting of the Board attended. Additionally, all Audit Committee members who attend special Audit Committee meetings which do not coincide with meetings of the Board receive $1,000 per special Audit Committee meeting attended. All directors are reimbursed for their expenses incurred in attending meetings of the Board. Additionally, Dr. Feinberg received $6,000 in consultation fees from the Company during 1997.

Options Granted in Last Fiscal Year

Each non-employee director is entitled to receive automatic, non-discretionary and fixed annual grants of stock options under the 1992 Stock Option Plan, subject to the availability of shares of Common Stock issuable under the 1992 Plan (the "Plan"). Pursuant to the Plan, a stock option to acquire 5,000 shares of Common Stock was granted to each non-employee director serving as a member of the Board on January 14, 1993. Thereafter, a stock option to acquire 1,000 shares of Common Stock was and will automatically be granted each succeeding year (immediately following the Company's annual meeting of stockholders) to each non-employee director serving as a member of the Board at such time. Additionally, each non-employee director, upon becoming a member of the Board for the first time, is entitled to receive a stock option to purchase 5,000 shares of Common Stock. The option price per share is the average of the mean high and low trading prices for the Common Stock for the fifth through the ninth trading day following the relevant grant date. Each option becomes exercisable on the first anniversary of the date of grant and may thereafter be exercised in whole or in part during the term of the option by payment of the full option price for the number of underlying shares to be acquired upon any such exercise. Each option will expire seven years after the date on which the option is granted, subject to earlier termination upon an optionee's termination of service as a director, other than as a result of retirement, death or disability. During 1997, a stock option to acquire 1,000 shares of Common Stock was granted to Mr. Millock. There were no other stock options granted to any of the named executive officers or non-employee directors under the Plan.

Each non-employee director who has not been an employee during the one year period immediately preceding (a) the initial grant date (as defined below and with respect to any initial grant to such member) and (b) any annual grant date (as defined below and with respect to any annual grant to such member) (an "Eligible Director") shall automatically participate in the fixed formula grant portion of the restricted Stock Plan. Each eligible director shall automatically be granted 5,000 shares of restricted Common Stock immediately following the Company's annual stockholders meeting at which the eligible director is first elected to the Board (the "Initial Grant Date"), commencing with the 1996 Annual Meeting (each, an "Initial Grant"). In addition, each eligible director who does not receive the grant described in the preceding sentence shall automatically be granted 1,000 shares of restricted Common Stock each year, immediately following the Company's annual stockholders meeting in such year (the "Annual Grant Date") commencing with the 1996 Annual Meeting (each, an "Annual Grant"). All shares of restricted Common Stock granted to eligible directors shall become 100% vested on the first anniversary of the Initial Grant Date or the Annual Grant Date that relates to any such award. During 1997, each eligible non-employee director, other than Mr. Millock, received a grant of 1,000 shares of restricted Common Stock pursuant to the restricted Stock Plan. Mr. Millock received a grant of 5,000 shares of restricted common stock pursuant to the restricted Stock Plan.

                                                                           Number of                 Value of
                                                                     Securities Underlying      Unexercised In-The
                                                                      Unexercised Options         Money Options
                                          Shares                      at Fiscal Year End        at Fiscal Year End
         Name and Principal              Acquired        Value           (Exercisable/            (Exercisable/
              Position                 On Exercise     Realized         Unexercisable)            Unexercisable)
------------------------------------- --------------- ------------ -------------------------- -----------------------
                (a)                        (b)            (c)                 (d)                      (e)

Martin E. Kantor                                 -             -                    -                          -
Chairman of the Board
and Chief Executive Officer

Patrick J. Mitchell                              -             -             25,000/                $    10,156/
President and Chief                                                               0                           0
Operating Officer

James W. Thigpen                            34,500    $  284,500                  0/                $         0/
President and Chief                                                               0                           0
Operating Officer

Stephen D. Davidson                              -             -                  0/                $         0/
Executive Vice President                                                          0                           0
and Chief Marketing Officer


The values listed in columns (c) and (e) represent the difference between the estimated market value of the Company's Common Stock and the exercise price of the options at exercise and at December 31, 1997, respectively.

Long-term Incentive Plans/Defined Benefit or Actuarial Plans

During 1997, the Company did not have any Long-term Incentive Plans ("LTIP"), defined benefit plans or actuarial plans in effect.

Employment Agreements

The Company is party to an employment agreement with Martin E. Kantor, pursuant to which Mr. Kantor is employed as the Chairman of the Board and Chief Executive Officer of the Company and NFL. The Company has agreed to employ Mr. Kantor for a period of commencing on April 1, 1996, and ending on the fifth anniversary of such date. The employment period will be automatically extended each year thereafter unless an employee, with respect to his own employment, or the Company gives notice to the contrary.

Effective January 1, 1998, Mr. Kantor's base salary is $492,000 per annum. Mr. Kantor's base salary will be reviewed annually for increase at the sole discretion of the Company's Board. Mr. Kantor is also entitled to participate in and receive all benefits under any and all bonus, short- or long-term incentive, savings and retirement plans, and welfare benefit plans, practices, policies and programs maintained or provided by the Company and/or its subsidiaries for the benefit of senior executives.

If Mr. Kantor's employment is terminated by reason of death, or by the Company due to "disability" (as defined in the Employment Agreements), such employee or his legal representative will be entitled to, among other things, (a)(i) in the case of death, (x) his base salary for a period of three months after the date of death, plus (y) a death benefit in an amount equal to three times the base salary at the rate in effect on the date of termination less any amounts paid to the employee's beneficiary(ies) pursuant to the group and/or other corporate life insurance policies maintained by the Company or NFL, and (ii) in the case of disability, his base salary for 36 months after the date of termination; (b) certain accrued benefits and a pro rata bonus payment for the year in which such death or disability occurs, and (c) immediate and accelerated vesting of all restricted stock grants previously awarded to the employee. If an employee's employment is terminated by the Company without cause, or by the employee for "good reason" (as defined in the Employment Agreements and which, in the case of Mr. Kantor's Employment Agreement, includes the occurrence of a "change in control" as defined therein), such employee will be entitled to (a) a lump sum payment equal to three times the sum of (i) his base salary, and (ii) the highest annual bonus awarded to him, (b) certain accrued benefits, (c) continuation of the health and welfare benefits, and (d) immediate and accelerated vesting of all restricted stock grants previously awarded to the employee. If an employee's employment is terminated for "cause" (as defined in the Employment Agreements), such employee will be entitled to, among other things, (a) his base salary through the date of termination and (b) certain accrued benefits. If the Company terminates his employment (other than due to death, disability, or for cause), such employee will be entitled to, among other things, (a) his base salary through the date of termination, (b) certain accrued benefits, and (c) continuation of the health and welfare benefits. In addition to the foregoing, if Mr. Kantor's employment is terminated other than for cause, Mr. Kantor will be entitled to repayment, within thirty business days after the date of termination, of the outstanding principal amount (and any accrued, but unpaid, interest through the date of repayment) of any loans (including the Senior Note) (as defined in ITEM 13 "Certain Transactions"), or other advances made by him to the Company, NFL or any affiliate of either such entity.

If any payment or distribution by the Company or any subsidiary or affiliate to an employee would be subject to any "golden parachute payment" excise tax or similar tax, and if, and only if, such payments less the excise tax or similar tax is less than the maximum amount of payments which could be payable to the employee without the imposition of the excise tax or similar tax, then and only then, and only to the extent necessary to eliminate the imposition of the excise tax or similar tax (and after taking into account any reduction in the payments provided by reason of Section 280G of the Code in any other plan, arrangement or agreement), (A) any cash payments under the Employment Agreement shall first be reduced (if necessary, to zero), and (B) all other non-cash payments under the Employment Agreement shall next be reduced.

If Mr. Kantor's employment is terminated by the Company for cause or if an employee voluntarily terminates his employment without good reason, for a period of eighteen months, such employee shall not (i) solicit or take away the patronage of (a) any customers or agents of the Company, NFL or any affiliate of either as of the date of such termination, or (b) any prospective customers or agents of the Company or any affiliate whose business the Company and/or NFL was actively soliciting on the date of such termination, and with which the employee had business contact while employed by the Company and NFL, or (ii) directly or indirectly, induce or solicit any employees or agents of the Company, NFL or any affiliate of either to leave or terminate their employment or agency relationship with the Company or NFL.

If a claim for payment or benefits under the Employment Agreement is disputed, Mr. Kantor will be reimbursed for all attorney fees and expenses incurred in pursuing such claim, provided that Mr. Kantor is successful as to at least part of the disputed claim by reason of litigation, arbitration or settlement. In addition, the Employment Agreement provides that if Mr. Kantor is made a party or are threatened to be made a party to any action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that either is or was a director or officer of the Company or any subsidiary or is or was serving at the request of the Company or any subsidiary as a director, officer, member, employee or agent of another corporation or of a partnership, joint venture, trust or other enterprise, including, without limitation, service with respect to employee benefit plans, each will be indemnified and held harmless by the Company or a subsidiary of the Company to the fullest extent authorized by applicable law against all expenses incurred or suffered by the Executives. This indemnification will continue as to the executives even if the Executives have ceased to be an officer, director or agent, or are no longer employed by the Company or any subsidiary.

The Company has also entered into a separate agreement with each of Patrick J. Mitchell and Patrick H. O'Neill, pursuant to which each such person is entitled to participate in and receive all benefits provided to senior officers of the Company and to receive a severance payment upon the termination of his or her employment by the Company for reasons other than cause, as applicable. The amount of severance payable to Mr. Mitchell would be equal the aggregate salary (excluding bonus) paid to him during the calendar year preceding any such termination of employment. The amount of severance payable to Mr. O'Neill would equal his current annual salary (excluding bonus).

On August 18, 1997, James Thigpen ceased serving as President and Chief Operating Officer. Pursuant to the terms of his Employment Agreement with the Company, Mr. Thigpen received the following: (a) a lump sum payment of $1.38 million equal to three times the sum of his base salary and the highest annual bonus awarded to him, (b) certain accrued benefits totaling approximately $168,000, (c) continuation of health and welfare benefits and (d) immediate and accelerated vesting of the 60,000 shares of restricted stock grants previously awarded to Mr. Thigpen on January 1, 1997 with a fair market value of $562,500 on the date of vesting. In addition, as described in ITEM 13 - "Certain Relationships and Related Transactions", the Company forgave $95,500 of Mr. Thigpen's outstanding indebtedness to the Company for non-interest bearing salary advances. Further, the Company transferred to Mr. Thigpen the title to his company-owned vehicle with a fair value of approximately $31,000. Also in connection with his retirement, Mr. Thigpen exercised options to acquire 10,000 shares of the Company's Common Stock with an aggregate market value of $39,500 net of the related consideration paid by Mr. Thigpen.

Compensation Committee Interlocks and Insider Participation

Since its formation on May 30, 1996, the Compensation Committee has consisted of Messrs. Phillips (Chairman), Garfunkel and Dr. Feinberg, all of whom are outside directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

                                                      Number
Name and Address                                     of Shares               Percent
------------------------------------------           ---------              --------
Martin E. Kantor (1)                                   708,767                11.39%
777 Main Street
Fort Worth, Texas  76102

George M. Garfunkel (2)                                455,568                 7.31%
111 Great Neck Road, Suite 503
Great Neck, New York  11021

President & Fellows of Harvard College (3)             594,530                 8.72%
c/o Harvard Management Company, Inc.
600 Atlantic Avenue
Boston, Massachusetts  02210

Edwin S. Marks (4)                                     346,100                 5.56%
135 East 57th Street
New York, New York  10022

Credit Suisse First Boston (5)                       1,426,739                18.65%
Uetlibergstrasse 231
P.O. Box 900
CH-8045 Zurich, Switzerland

Forest Investment Management LLC (6)                   413,862                 6.23%
53 Forest Avenue
Old Greenwich, Connecticut  06870

Founders Financial Group, L.P. (6)                     413,862                 6.23%
53 Forest Avenue
Old Greenwich, Connecticut  06870

Michael A. Boyd, Inc. (6)                              413,862                 6.23%
53 Forest Avenue
Old Greenwich, Connecticut  06870

Michael A. Boyd (6)                                    413,862                 6.23%
53 Forest Avenue
Old Greenwich, Connecticut  06870

Pecks Management Partners Ltd (7)                    1,510,280                19.53%
One Rockefeller Plaza
New York, New York  10020


(1) Based upon information supplied by Mr. Kantor. Mr. Kantor has sole voting and dispositive power as to the shares indicated above. Excludes 440,408 shares (7.08%) held in trusts established by Mr. Kantor for the benefit of his children and grandchildren over which he has no voting or investment power and as to which Mr. Kantor disclaims beneficial ownership.

(2) Based upon information supplied by Mr. Garfunkel. Includes 440,408 shares beneficially owned by Mr. Garfunkel as trustee under various trusts established by Mr. Kantor and referred to in Note (1) above, over which Mr. Garfunkel has sole voting and investment power.

(3) Based upon information provided by the stockholder and represents the number of shares of Common Stock into which the shares of Series A Cumulative Convertible Exchangeable Redeemable Preferred Stock ("Series A Preferred Stock") held by such holder are convertible. Each share of Series A Preferred Stock, which generally does not vote with the Common Stock in the election of directors or on other matters, is convertible into 118.906 shares of Common Stock.

(4) Based upon the stockholder's Schedule 13D dated January 21, 1997. Mr. Marks has sole voting and dispositive power with respect to 175,700 of the 346,100 total shares indicated above. Mr. Marks has shared voting and dispositive power with respect to the remaining 170,400 shares beneficially owned by Nancy A. Marks and the Marks Family Foundations.

(5) Based upon the stockholder's Schedule 13G dated January 7, 1998. Credit Suisse First Boston has sole voting and dispositive power with respect to the shares indicated above. Based upon information provided by the stockholder, the shares indicated above represent the number of shares of Common Stock into which the 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes") held by such holder are convertible. Each $1,000 unit of Convertible Notes, which generally does not vote with the Common Stock in the election of directors or on other matters, is convertible into
     91.575 shares of Common Stock.

(6) Based upon the stockholders' Schedule 13G dated February 17, 1998, the shares are held for the benefit of Forest Investment Management LLC ("Forest"), an Investment Advisor, Founders Financial Group L.P. ("Founders"), in its capacity as the owner of a controlling interest in Forest, (c) Michael A. Boyd, Inc. ("MAB, Inc."), in its capacity as the general partner of Founders and (d) Michael A. Boyd ("Mr. Boyd"), in his capacity as the sole director and shareholder of MAB, Inc. (collectively, the "Filing Parties"). The Filing Parties have sole voting and dispositive powers as to the shares indicated above. In addition, the shares indicated above represent the number of shares of Common Stock into which 400 shares of Series A Preferred Stock and 4,000 units of Convertible Notes are convertible.

(7) Based upon the stockholder's Schedule 13G dated February 23, 1998, the shares are held in the investment advisory accounts of Pecks Management Partners Ltd. Therefore, various persons have the right to receive or the power to direct the receipt of dividends from or the proceeds from the sale of the shares. The shares indicated above represent the number of shares of Common Stock into which 5,000 shares of Series A Preferred Stock and 10,000 units of Convertible Notes are convertible.

Security Ownership of Management

The following table sets forth as of March 9, 1998 (except for shares owned by Messrs. Davidson, Kantor, and Mitchell, through participation in the Company's 401(k) Plan, which are as of November 30, 1997) the number and percentage of shares of Common Stock owned by the directors of the Company and all nominees as directors, each of the executive officers named in the table under "Summary of Compensation" and all executive officers and directors as a group. To the Company's knowledge, the persons listed below each have sole voting and investment power as to all shares indicated as owned by them.

                                                                         Number of
Name                                                                   Shares Owned                Percent
----------------------------------------------------------------      -------------                -------
Marvin H. Berkeley (i) .........................................             19,200                      *
Stephen D. Davidson (ii) (vii)..................................              1,071                      *
Arthur W. Feinberg (i)..........................................             20,098                      *
George M. Garfunkel (i) (iii)...................................            455,568                  7.31%
Martin E. Kantor (ii) (iv)......................................            708,767                 11.39%
Peter J. Millock (i)............................................              6,000                      *
Patrick J. Mitchell (i) (ii) ...................................             25,634                      *
Patrick H. O'Neill..............................................                  0                      *
Glenn O. Phillips (i)...........................................              8,500                      *
Joseph C. Sibigtroth (i)........................................              9,000                      *
Barry L. Stevens................................................             11,500                      *
James W. Thigpen (viii).........................................                  0                      *
Barth P. Walker (i) (v).........................................             18,379                      *
All executive officers and directors as a group (13) (vi).......          1,283,717                 20.39%

 .........
*Less than 1%

(i) The number of shares owned by Messrs. Berkeley, Feinberg, Garfunkel, Millock, Mitchell, Phillips, Sibigtroth and Walker includes 7,000, 7,000, 6,000, 5,000, 25,000, 7,000, 7,000 and 7,000 shares, respectively, subject to stock options granted and exercisable within sixty (60) days under the Company's stock option plans.

(ii) The number of shares owned by Messrs. Davidson, Kantor and Mitchell includes 1,071, 6,070 and 534, respectively, which are owned through participation in the Company's 401(k) plan.

(iii) See Note (2) under "Principal Stockholders."

(iv) See Note (1) under "Principal Stockholders."

(v) Excludes 270,751 shares (4.35%) held in trusts established by Mr. Walker for the benefit of his children and grandchildren over which he has no voting or investment power and as to which Mr. Walker disclaims beneficial ownership.

(vi) The number of shares owned by all executive officers and directors includes an aggregate of 71,000 shares (1.13%) subject to stock options granted and exercisable within sixty (60) days to all executive officers and directors as a group under the Company's stock option plans and 7,675 shares owned through participation in the Company's 401(k) Plan.

(vii)Mr. Davidson ceased serving as an executive officer on December 1, 1997. As such, the Company is unaware of any outstanding common stock held by Mr. Davidson as of March 9, 1998, except for the shares owned by Mr. Davidson through participation in the Company's 401(k) plan. See (ii) above.

(viii) Mr. Thigpen ceased serving as an executive officer on August 18, 1997. As such, the Company is unaware of any outstanding common stock held by Mr. Thigpen as of March 9, 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Common Stock, to file with the Securities and Exchange Commission (the "SEC") and the New York Stock Exchange, reports of ownership and changes in ownership of the Common Stock. Directors, executive officers and greater-than-10% stock-holders are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 1997, all other filing requirements applicable to its directors, executive officers and greater-than-10% stockholders were complied with, except that Patrick H. O'Neill did not timely file a Form 3 upon his being named an executive officer. This Form 3 has subsequently been filed by Mr. O'Neill.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Transactions

On December 13, 1995, Mr. Kantor, the Chairman of the Board and Chief Executive Officer of the Company made a $1 million loan to the Company which was evidenced by a 10% Senior Note due December 22, 2002 (the "Senior Note"). In connection with the loan, Mr. Kantor received a warrant to purchase 135,501 shares of the Company's Common Stock at an exercise price of $7.38 per share, subject to certain adjustments (the "Warrant"). On May 6, 1997, subsequent to the Company's public offering of its $70 million aggregate principal 7-1/2% Convertible Subordinated Notes due 2004, the Company paid Mr. Kantor approximately $1.14 million, representing principal and accrued interest, in order to retire the Senior Note.

As described in ITEM 11 - EXECUTIVE COMPENSATION - "Employment Agreements", on August 18, 1997, the Company forgave a loan to Mr. Thigpen, former President and Chief Operating Officer, in the aggregate amount of $95,500. This indebtedness resulted from certain interest-free salary advances to Mr. Thigpen over the course of his tenure as an executive officer of the Company.

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

(1)  Financial Statements:

Reference is made to ITEM 8, "Index to Financial Statements and Financial Statement Schedules."

(2)  Financial Statement Schedules:

Reference is made to ITEM 8, "Index to Financial Statements and Financial Statement Schedules."

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

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

Indenture, dated as of April 24, 1997, between Westbridge and First Union National Bank, as Trustee, relating to the 7-1/2% Convertible Subordinated Notes due 2004, including form of Convertible Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

Underwriters' Warrant Agreement, dated as of April 29, 1997, by an among Westbridge Capital Corp., Forum Capital Markets L.P. and Raymond James & Associates, Inc., including form of Warrant (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997).

10.1 Westbridge Employee Incentive Stock Option Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 1 to the Company's Registration Statement No. 2-78200 on Form S-1).

10.2 Description of Cash Bonus Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

10.3 Stockholders' Agreement dated April 2, 1988, by and among the Company and the other stockholders of LifeStyles Marketing Group, Inc., named therein, as amended (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1988).

10.4 Supplement to General Agent's Agreement with Phillip D. Elkins as amended on February 8, 1990 (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

10.5 Assumption Reinsurance Agreement, dated June 20, 1991, by and among National Foundation Life Insurance Company and Bankers Protective Life Insurance Company (incorporated by reference to Exhibit 2 to the Company's Report on Form 8-K dated August 27, 1991).

10.6 Assumption Reinsurance Agreement dated September 16, 1992, by and among National Foundation Life Insurance Company and American Integrity Insurance Company (incorporated by reference to Exhibit 2 of the Company's Current Report on Form 8-K dated September 25, 1992).

10.7 Westbridge  1992 Stock  Option Plan  (incorporated  by reference to Exhibit
     28.4 to the Company's Registration Statement No. 33-55192 on Form S-8).

10.8 First Amendment to the 1992 Stock Option Plan (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31,
     1992).

10.9 Second Amendment to the 1992 Stock Option Plan (incorporated by reference to Exhibit 10.21 to Amendment No.1 to the Company's Registration Statement No. 33-31830 on Form S-1).

10.10Preferred Stock Purchase Agreement dated as of April 1, 1994 by and between
     Westbridge Capital Corp. and each of the purchasers named on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 26, 1994).

10.11Westbridge  Capital Corp. 10% Senior Note Due 2002 dated December 22, 1995,
     (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

10.12Warrant to Purchase Common Stock of Westbridge Capital Corp. (transfer restricted) dated December 22, 1995, (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

Employment  Contract of Martin E. Kantor  (incorporated  by reference to Exhibit
10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.14Employment  Contract of Patrick J. Mitchell  (incorporated  by reference to
     Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).

10.15Master General Agent's Contract by and between American Insurance Company of Texas and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.25 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.16Master  General  Agent's  Contract  by  and  between   National   Financial
     Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of June, 1995, (incorporated by reference to Exhibit 10.26 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.17Master General  Agent's  Contract by and between  National  Foundation Life
     Insurance Company and National Farm & Ranch Group, Inc., effective as of the 1st day of September, 1994, (incorporated by reference to Exhibit 10.27 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.18Master General Agent's Contract by and between American Insurance Company of Texas and Cornerstone National Marketing Corporation effective, as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.19Master General Agent's Contract by and between National Financial Insurance
     Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, (incorporated by reference to Exhibit 10.29 to Amendment No. 2 to the Company's Registration Statement No.
     33-81380 on Form S-1, as filed on August 9, 1996).

10.20Master General  Agent's  Contract by and between  National  Foundation Life
     Insurance Company and Cornerstone National Marketing Corporation, effective as of the 19th day of October, 1994, incorporated by reference to Exhibit
     10.30 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.21Master  General  Agent's  Contract by and between  Freedom  Life  Insurance
     Company of America and John P. Locke, d.b.a. 1ST MILLION, dated the 31st day of May, 1996, (incorporated by reference to Exhibit 10.31 to Amendment No. 2 to the Company's Registration Statement No. 33-81380 on Form S-1, as filed on August 9, 1996).

10.22Westbridge Capital Corp. 1996 Restricted Stock Plan (incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders of the Company held on May 30, 1996).

10.23Reinsurance  Agreement between National Foundation Life Insurance Company &
     Freedom Life Insurance Company of America and Reassurance Company of Hannover, effective July 1, 1996 (incorporated by reference to Exhibit
     10.34 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.24Credit  Agreement  dated  as of June 6,  1997  between  Westbridge  Funding
     Corporation and LaSalle National Bank (incorporated by reference to Exhibit
     10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.25Guaranty Agreement dated as of June 6, 1997 by Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.26Pledge  Agreement  dated as of June 6, 1997  between  Westbridge  Marketing
     Corporation and LaSalle National Bank (incorporated by reference to Exhibit
     10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.27Security  Agreement  dated as of June 6, 1997  between  Westbridge  Funding
     Corporation for the benefit of LaSalle National Bank (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.28Second Amended and Restated Receivables Purchase and Sale Agreement,  dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.29Amended and Restated Non-Insurance Company Sellers Receivables Purchase and
     Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.30* Stock Sale and Purchase Agreement by and between the other stockholders of LifeStyles Marketing Group, Inc., named therein and Westbridge Marketing Corporation dated December 31, 1997.

10.31* Employment Contract of Patrick H. O'Neill.

21.1* List of Subsidiaries of Westbridge Capital Corp.

24.1* Consent of Price Waterhouse LLP

27.1* Financial Data Schedule.


(b)      Report on Form 8-K.

         Westbridge filed no reports on Form 8-K during the last quarter of the year covered by this report.




------------------------
*        Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1998.

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

SIGNATURE                             TITLE                                  DATE
-----------------------------------   ------------------------------------   --------------

/s/ Martin E. Kantor                  Director, Chairman of the Board        March 30, 1998
--------------
(Martin E. Kantor)                    and Chief Executive Officer
                                       (Principal Executive Officer)

/s/ Marvin H. Berkeley                Director                               March 30, 1998
--------------
(Marvin H. Berkeley)

/s/ Arthur S. Feinberg                Director                               March 30, 1998
--------------
(Arthur S. Feinberg)

/s/ George M. Garfunkel               Director                               March 30, 1998
--------------
(George M. Garfunkel)

/s/ Peter J. Millock                  Director                               March 30, 1998
--------------
(Peter J. Millock)

/s/ Patrick J. Mitchell               Director, President, Chief Operating   March 30, 1998
--------------
(Patrick J. Mitchell)                 Officer, Chief Financial Officer and
                                        Treasurer
                                        (Principal Financial and Accounting
                                         Officer)

/s/ Glenn O. Phillips                 Director                               March 30, 1998
--------------
(Glenn O. Phillips)

/s/ Joseph C. Sibigtroth              Director                               March 30, 1998
--------------
(Joseph C. Sibigtroth)

/s/ Barry L. Stevens                  Director                               March 30, 1998
--------------
(Barry L. Stevens)

/s/ Barth P. Walker                   Director                               March 30, 1998
--------------
(Barth P. Walker)

                                INDEX OF EXHIBITS




Exhibit
Number   Description of Exhibit

10.28* Stock Sale and Purchase Agreement by and between the other stockholders of LifeStyles Marketing Group, Inc., named therein and Westbridge Marketing Corporation dated December 31, 1997.

10.31* Employment Contract of Patrick H. O'Neill.

21.1* List of Subsidiaries of Westbridge Capital Corp.

24.1* Consent of Price Waterhouse LLP

27.1* Financial Data Schedule.






* Filed Herewith

                                                                   Exhibit 10.28


-------------------------------------------------------------------------------
STOCK ACQUISITION AGREEMENT BY AND BETWEEN CURT DUWE AND WESTBRIDGE MARKETING CORPORATION PAGE 6 STOCK SALE AND PURCHASE AGREEMENT

                                 BY AND BETWEEN

                              CURT DUWE, AS SELLER
               AND WESTBRIDGE MARKETING CORPORATION, AS PURCHASER



STATE OF TEXAS             ss.
                                    ss.
COUNTY OF TARRANT ss.


     WHEREAS, Curt Duwe owns 49 shares of the capital stock of Lifestyles Marketing Group, Inc., a Delaware corporation, (hereinafter "Lifestyles") represented by Stock Certificate Nos. 11 14, which constitutes forty-nine (49%) percent of all of the issued outstanding shares of capital stock in such corporation;

     and WHEREAS, Westbridge Marketing Corporation, a Delaware corporation, (hereinafter "Westbridge Marketing") owns 51 shares of the remaining issued and outstanding capital stock of Lifestyles represented by Stock Certificate No. 6, which constitutes fifty-one (51%) percent of all of the issued and outstanding shares of capital stock in such corporation;

     and WHEREAS, Westbridge Marketing desires to purchase from Curt Duwe all of his 49 shares of capital stock in Lifestyles;

     and WHEREAS, Curt Duwe has agreed to sell all of his 49 shares of stock in Lifestyles to Westbridge Marketing for and in consideration of the payment of the sum of $10,000.00, together with the performance by Westbridge Marketing of all of the other conditions, covenants, promises, representations, and warranties contained herein.

     NOW, THEREFORE, KNOW ALL MEN BY THESE PRESENTS that in consideration of the mutual promises of the parties; in reliance upon the representations, warranties, covenants, and conditions contained in this Agreement; and for other good and valuable consideration, the parties agree as follows:

                                    ARTICLE 1
                                      Sale
         1.01 Curt Duwe agrees to, and does hereby, sell, convey, transfer, assign, and deliver to Westbridge Marketing all of the right, title, and interest in his 49 shares of capital stock in Lifestyles which shares are represented by Stock Certificate Nos. 11 and 14 and which constitutes forty-nine (49%) percent of the issued and outstanding capital stock in such corporation. Westbridge Marketing agrees to, and does hereby, purchase from Curt Duwe all of his right, title, and interest in such capital stock.
                             Consideration for Sale
         1.02 In consideration of the sale and transfer of Curt Duwe's 49 shares of capital stock in Lifestyles, represented by Stock Certificate Nos. 11 and 14, together with the representations, warranties, and covenants of Curt Duwe set forth in this Agreement, Westbridge Marketing agrees to, and does hereby, pay to Curt Duwe the sum of $10,000.00, the receipt and sufficiency of which is hereby acknowledged and confessed by Curt Duwe.



                                    ARTICLE 2
                   Curt Duwe's Representations and Warranties

     Curt Duwe hereby represents and warrants to Westbridge Marketing that the following facts and circumstances are true and correct: 2.01 Curt Duwe is the sole owner of 49 shares of issued and outstanding capital stock of Lifestyles represented by Stock Certificate Nos. 11 and 14 which constitutes forty-nine (49%) percent of the issued and outstanding stock of such corporation. No other person or persons have any claim, right, title, interest, or lien in, to, or on all or any part of such shares of stock.

                                    ARTICLE 3

                   Westbridge Marketing's Representations and
                 Warranties Westbridge Marketing represents and
                        warrants to Curt Duwe as follows:

                                    Authority

     3.01 Westbridge Marketing has full power and authority to execute, deliver, and consummate this Agreement. All corporate acts, reports, and returns required to be filed by Westbridge Marketing any government or regulatory agency with respect to this transaction have been, or will be properly filed. No provisions exist in an contract, document, or other instrument to which Westbridge Marketing is a party, or by which Westbridge Marketing is bound that would be violated by the consummation of the transactions contemplated by this Agreement. Organization and Standing of Westbridge Marketing 3.02 Westbridge Marketing is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware, with its principal place of business in Fort Worth, Texas, and it possesses appropriate corporate power to own property and carry on its business as it is now being conducted.

                                    ARTICLE 4
                General Provisions Survival of Representations,
                            Warranties, and Covenants

     4.01 The representations, promises, warranties, covenants, and conditions set forth above as contained in this Agreement, or contained in any writing delivered pursuant to this Agreement, shall survive beyond the date of this Agreement. 4.02 All notices that are required or that may be given pursuant to the terms of this Agreement shall be in writing and shall be sufficient in all respects if given in writing and delivered personally or by registered or certified mail, return receipt requested, postage pre-paid, as follows: If to Curt Duwe: Curt Duwe 3756 Country Club Circle Fort Worth, Texas 76109


                           If to Westbridge Marketing:

                           Westbridge Marketing Corporation 777 Main Street, Suite 1000 Fort Worth, Texas 76102.

                             Assignment of Agreement

     4.03 This Agreement shall be binding on and inure to the benefit of the parties to this Agreement and their respective successors and permitted assigns. This Agreement may not, however, be assigned by any other party without the written consent of all parties and any attempt to make an assignment without such consent is void.
                                  Governing Law

     4.04 This Agreement shall be construed and governed by the laws of the State of Texas. Amendment; Waiver

     4.05 This Agreement may be amended only in writing by the mutual consent of all parties, evidenced by all necessary and proper corporate authority. No waiver of any provision of this Agreement shall arise from any action or inaction of any party, except an instrument in writing expressly waiving the provision executed by the party entitled to the benefit of the provision. Entire Agreement

     4.06 This Agreement, together with any documents and exhibits given or delivered pursuant to this Agreement, constitutes the entire agreement between the parties to this Agreement regarding the stock purchase and sale which is the subject matter of this Agreement. No party shall be bound by any communication between them on the subject matter of this Agreement unless the communication is
(a) in writing, (b) bears a date contemporaneous with or subsequent to the date of this Agreement, and (c) is agreed to by all parties to this Agreement. On the execution of this Agreement, all prior agreements or understandings between the parties shall be null and void.


     As evidence of our acceptance and execution of this Agreement, the undersigned have affixed their respective signatures hereto on this ______ day of _________________________, 1997.




                                            ------------------------------
                                            Curt Duwe




                                            ------------------------------
                                            Westbridge Marketing Corporation
                                           by its President, Patrick J. Mitchell

                                                                   Exhibit 10.31




-----------------------------------------------------------------
EMPLOYMENT CONTRACT/PATRICK H. O'NEILL - PAGE 6
                            WESTBRIDGE CAPITAL CORP.

                    EMPLOYMENT CONTRACT OF PATRICK H. O'NEILL


         By this Agreement, Westbridge Capital Corp., referred to in this Agreement as Employer, located at 777 Main Street, Fort Worth, Texas 76102, employs Patrick H. O'Neill, referred to in this Agreement as Employee, of 4001 Briarhaven Court, Fort Worth, Texas 76109, who accepts employment of the following terms and conditions:


                                    ARTICLE 1

                               TERM OF EMPLOYMENT

         1.01 By this Agreement, Employer employs Employee, and Employee accepts employment with Employer, commencing on the 22nd of September, 1997, for an indefinite term.


                                    ARTICLE 2

                                  COMPENSATION

                               Basic Compensation

         2.01 As compensation for all services rendered under this Agreement, Employee shall be paid by Employer a minimum salary of $225,000 per year which shall be payable in equal semi-monthly installments on the first and fifteenth days of each month during the period of employment. The amount paid shall be prorated for any period of partial employment.

                                Restricted Stock

         2.02 As additional incentive compensation for all services rendered under this Agreement, Employee shall immediately receive on the above commencement date a restrictive stock award from Employer in the amount of 30,000 shares pursuant to the 1996 Restricted Stock Plan of Employer and which awarded shares shall have the following vesting schedule during the term of this
Agreement: 10% on its first anniversary of this Agreement, 25% on its second anniversary of this Agreement, 30% on its third anniversary of this Agreement, and 35% on its fourth anniversary of this Agreement; provided, however, that any current shares of restricted stock hereby awarded shall immediately and fully vest upon the total disability or death of Employee.


                                    ARTICLE 3

                               DUTIES OF EMPLOYEE

         3.01 Employee is employed as Senior Vice President and General Counsel and shall work at the office of Employer located at 777 Main Street, Fort Worth, Texas 76102. Employee shall perform all duties commonly discharged by general counsel and the heads of company law departments. Additionally, Employee may be required to perform supervisory duties over other departments of Employer and its subsidiaries.

         3.02 Employee shall devote his entire productive time, ability, attention, and energies to the business of Employer during the term of this Agreement with the exception of time reasonably required in the winding up of the current caseload, current client matters, and other current business of the Law Offices of Patrick H. O'Neill, P.C. Other than winding up the current caseload, current client matters, and other current business of the Law Offices of Patrick H. O'Neill, P.C., Employee shall not directly or indirectly render any services of a business, commercial, or professional nature to any other person or organization, whether or not for compensation, without the prior written consent of Employer.


                                    ARTICLE 4

                      EMPLOYEE'S OBLIGATIONS OTHER THAN TO
                                PERFORM SERVICES

                           Non-competition by Employee

         4.01 During the term of this Agreement, Employee shall not, directly or indirectly, either as an employee, employer, consultant, general counsel, attorney, insurance agent, marketer, general agent, principal, partner, stockholder, corporate officer, director, manager of a limited liability company, or in any other individual or representative capacity, engage or participate in any business that is in competition, in any manner whatsoever, with the business of Employer, or any of its subsidiaries.


                                    ARTICLE 5

                          EMPLOYEE BENEFITS AND BONUSES

                                    Benefits

         5.01 Employer agrees to include Employee as a participant and/or recipient in the current insurance benefits program and 401K plan of Employer.

                                     Bonuses

         5.02 In addition to Employee's salary provided in paragraph 2.01 of this Agreement, Employer may, in its sole discretion choose to pay Employee a cash bonus at the end of each calendar year during the term of this Agreement. Upon termination of employment, Employee shall not be entitled to any portion of the bonus for the employment year of termination.

                   Restricted Stock and Stock Option Programs

         5.03 In addition to Employee's salary provided in Paragraph 2.01 of this Agreement and discretionary bonuses provided for in Paragraph 5.02 of this Agreement, Employer may, in its sole discretion, choose to award and allow Employee to participate in the company's restricted stock and stock option plans and programs currently in place or hereinafter adopted.


                                    ARTICLE 6

                 REIMBURSEMENT OF EXPENSES INCURRED BY EMPLOYEE

                                Business Expenses

         6.01 Employee is authorized to incur reasonable business expenses for promoting the business of Employer and handling its legal affairs, including expenditures for entertainment, gifts, and travel. Employer will reimburse Employee for all such reasonable expenses upon Employee's presentation and itemized account of such expenditures.


                                    ARTICLE 7

                           PROPERTY RIGHTS OF PARTIES

                                  Trade Secrets

         7.01 During the term of employment, Employee will have access to and become familiar with various trade secrets, consisting of formulas, devices, secret inventions, processes, and compilations of information, records, specifications, actuarial data, marketing strategies, marketing organization formations, and marketing organization compensation formulas, owned by Employer, and/or any of its subsidiaries, and regularly used in the operation of the business of Employer, and/or any of its subsidiaries. Employee shall not disclose any such trade secrets, directly or indirectly, nor use them in any way, either during the term of this Agreement or at any time thereafter, except as required in the course of his employment. All files, records, documents, drawings, specifications, equipment, and similar items relating to the business of Employer, and/or any of its subsidiaries, whether or not prepared by Employee, shall remain the exclusive property of Employer and shall not be removed from the premises of Employer, and/or any of its subsidiaries, under any circumstances without the prior written consent of Employer.

                          Return of Employer's Property

         7.02 On the termination of employment or whenever requested by Employer, Employee shall immediately deliver to Employer all property in Employee's possession or under Employee's control belonging to Employer, including, but not limited to all marketing records, agents records, accounting records, computer terminals and tapes, accounting machines, and all office furniture and fixtures, supplies, and other personal property placed in the office of Employer at 777 Main Street, Fort Worth, Texas 76102, in good condition, ordinary wear and tear excepted.


                                    ARTICLE 8

                             OBLIGATIONS OF EMPLOYER

                      Indemnification of Losses of Employee

         8.01 Employer shall indemnify Employee for all losses sustained by Employee as a direct result of the discharge of his duties required by this Agreement.

                               Working Conditions

         8.02 Employer will provide Employee with a private office, furnishings, library, equipment, services of associate general counsels, paralegals, administrative assistants, secretarial and stenographic services, and any other facilities and services as are suitable to Employee's position or required for the establishment and maintenance of a corporate law department or otherwise in performance of Employee's duties.


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

                Effect of Termination by Employer on Compensation

         9.02 In the event of termination of this Agreement by Employer for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by Employee upon Employer, Employee shall be entitled to compensation earned but not paid to Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. In addition, provided such termination is for any reason except gross negligence, fraud, theft, or actual and intentional dishonesty perpetrated by Employee upon Employer, Employee shall be entitled to the following severance payment:

                  The sum of Employee's then current annual salary (excluding any annual bonus paid) payable in equal semi-monthly installments on the first and fifteenth days of each month during the year following the month of such termination.

              Effect of Termination by Employer on Restricted Stock

         9.03 Additionally, upon termination of this Agreement by Employer, Employee shall be entitled to the immediate vesting of such additional percentage of non-vested shares of restricted stock as represented on the anniversary date of the otherwise applicable vesting schedule through the year next following the year of such termination.

                Effect of Termination by Employee on Compensation

         9.04 In the event of termination of this Agreement by Employee, Employee shall be entitled to the salary earned but not paid to Employee prior to the date of termination as provided in this Agreement, computed pro rata up to and including that date. Employee shall be entitled to no further compensation or vesting of restricted stock or stock options after the date of such termination.


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

                              Entirety of Agreement

         10.02 This Agreement supersedes all other agreements, either oral or in writing, between the parties to this Agreement, with respect to the employment of Employee by Employer. This Agreement contains the entire understanding of the parties and all of the covenants and agreements between the parties with respect to such employment.

         EXECUTED at Fort Worth, Texas on _____________________, 1997.


                                                     EMPLOYER

                            Westbridge Capital Corp.

                                              By: ______________________________
                                                      Fred E. Crosley, President


                                                                        EMPLOYEE

                                             -----------------------------------
                               Patrick H. O'Neill

                                  Exhibit 21.1


                    SUBSIDIARIES OF WESTBRIDGE CAPITAL CORP.


        Percentage Subsidiary                                   Ownership

  1     National Foundation Life Insurance Company (Delaware)     100%

  2     American Insurance Company of Texas (Texas)               100%

  3     National Financial Insurance Company (Texas)              100%

  4     Freedom Life Insurance Company of America (Mississippi)   100%

  5     Freedom Holding Company (Kentucky)                        100%

  6     Westbridge Funding Corporation (Delaware)                 100%
             (Formerly National Legal Services Company, Inc.)

  7     Foundation Financial Services, Inc. (Nevada)              100%

  8     Westbridge Marketing Corporation (Delaware)               100%

  9     Westbridge Printing Services, Inc. (Delaware)             100%

10      Flex-Plan Systems, Inc. (Delaware)                        100%

11      Westbridge Financial Corp. (Delaware)                     100%

12      Precision Dialing Services, Inc. (Delaware)               100%

13      Westbridge National Life Insurance Company (Arizona)      100%

14      Senior Benefits, LLC (Arizona)                            100%

15      American Senior Security Plans, LLC (Delaware)            100%

16      Health Care-One Marketing Group, Inc. (Texas)              80%

17      LifeStyles Marketing Group, Inc. (Delaware)               100%

18      Health Care-One Insurance Agency, Inc. (California)        50%

                                  Exhibit 24.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-55192) of Westbridge Capital Corp. and its subsidiaries of our report dated March 30, 1998, appearing on page 35 of this Form 10-K.






/s/ Price Waterhouse LLP

PRICE WATERHOUSE LLP
Dallas, Texas
March 30, 1998