Form 10-Q
period 1998-03-31
WESTBRIDGE CAPITAL CORP
filed 1998-05-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended March 31, 1998

                          Commission File Number 1-8538

                            WESTBRIDGE CAPITAL CORP.
             (Exact name of Registrant as specified in its Charter)

    DELAWARE                                                73-1165000
(State of Incorporation)                   (I.R.S. Employer Identification No.)

110 West Seventh Street, Suite 300, Fort Worth, Texas               76102
--------------------------------------------------------          ---------
(Address of Principal Executive Offices)                          (Zip Code)

                                  817-878-3300
              (Registrant's Telephone Number, including Area Code)


                                 Not Applicable
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)



Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____


Common Stock - Par Value $.10       6,260,015 Shares Outstanding at May 7, 1998

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


                                                                         Page(s)
PART I - FINANCIAL INFORMATION

  Item 1 - Financial Statements

    1.  Consolidated Balance Sheets at March 31, 1998, December 31,
        1997 and March 31, 1997.                                            3-4

    2.  Consolidated Statement of Operations for the Three Months
        Ended March 31, 1998 and 1997.                                       5

    3.  Consolidated Statement of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997.                                       6

    4.  Notes to Consolidated Financial Statements.                         7-10

  Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           11-19


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                20

  Item 3 - Defaults Upon Senior Securities                                  20

  Item 6 - Exhibits and Reports on Form 8-K                                 20

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                              March 31,  December 31,  March 31,
                                                 1998       1997        1997
                                               --------   ---------    --------
                                             (unaudited)  (audited)  (unaudited)
                                               --------   ---------    --------
Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $119,167, $122,840
       and $79,533)                             $124,695    $128,749    $ 79,584
   Equity securities, at market                    5,070       4,770       1,696
   Mortgage loans on real estate                     329         389         423
   Investment real estate                            566         566           -
   Policy loans                                      279         284         281
   Short-term investments and certificates
     of deposit                                   12,808      12,654       6,294
                                                --------    --------    --------

       Total Investments                         143,747     147,412      88,278

Cash                                                 461       1,030         202
Accrued investment income                          2,383       2,453       1,440
Receivables from agents, net of allowance
   for doubtful accounts                          17,911      20,503      19,101
Deferred policy acquisition costs                 18,644      19,165      87,663
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                    1,200       1,141       1,285
Due from reinsurers                                2,466       3,219      23,131
Commissions receivable                             1,809       1,389       4,595
Deferred debt costs, net of accumulated
   amortization                                    3,848       4,046       3,316
Other assets                                       4,322       2,498       4,954
                                                --------    --------    --------

       Total Assets                             $196,791    $202,856    $233,965
                                                ========    ========    ========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                           March 31,     December 31,  March 31,
                                                              1998          1997         1997
                                                            ---------    ----------    ---------
                                                           (unaudited)   (audited)    (unaudited)
                                                            ---------    ----------    ---------

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                 $  56,073     $  55,811     $  55,171
     Claims                                                    50,536        51,784        32,136
                                                            ---------     ---------     ---------
                                                              106,609       107,595        87,307

Accounts payable and accruals                                   3,673         3,846         3,072
Commission advances payable                                     4,745         4,702         7,155
Accrued dividends and interest payable                          7,299         4,972           618
Other liabilities                                               4,858         5,612        16,828
Deferred income taxes, net                                          -             -        10,968
Notes payable                                                  11,979        13,100        20,494
Senior subordinated notes, net of unamortized
   discount, due 2002                                          19,473        19,447        19,374
Convertible subordinated notes, due 2004                       70,000        70,000             -
                                                            ---------     ---------     ---------

       Total Liabilities                                      228,636       229,274       165,816
                                                            ---------     ---------     ---------

Redeemable Preferred Stock                                     19,000        19,000        19,400
                                                            ---------     ---------     ---------

Stockholders' Equity:
   Common stock ($.10 par value, 30,000,000
     shares authorized; 6,195,439, 6,195,439
     and 6,127,537 shares issued)                                 620           620           613
   Capital in excess of par value                              30,904        30,843        29,815
   Unrealized appreciation (depreciation) of investments
     carried at market value, net of tax                        4,598         4,649           (29)
   Retained (deficit) earnings                                (86,967)      (81,530)       18,520
                                                            ---------     ---------     ---------
                                                              (50,845)      (45,418)       48,919
Less - Aggregate  of shares held in treasury  and
   investment  by  affiliate  in
   Westbridge Capital Corp.
   common stock (28,600 at March 31, 1997), at cost                 -             -          (170)
                                                            ---------     ---------     ---------

     Total Stockholders' (Deficit) Equity                     (50,845)      (45,418)       48,749
                                                            ---------     ---------     ---------

       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity                     $ 196,791     $ 202,856     $ 233,965
                                                            =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)



                                                Three Months Ended
                                                     March 31,
                                               ----------------------
                                                 1998         1997
                                               --------     ---------

Revenues:
   Premiums:
     First-year                                $  7,031      $ 12,129
     Renewal                                     30,408        28,691
                                               --------      --------
                                                 37,439        40,820
   Net investment income                          3,166         2,226
   Fee and service income                         4,062         3,502
   Net realized gain (loss) on investments          262           (60)
                                               --------      --------
                                                 44,929        46,488
                                               --------      --------
Benefits, claims and expenses:
   Benefits and claims                           28,436        25,295
   Amortization of deferred policy
     acquisition costs                            1,235         5,240
   Commissions                                    9,491         3,288
   General and administrative expenses            7,008         7,322
   Reorganization expense                         1,016             -
   Taxes, licenses and fees                       1,288         1,457
   Interest expense                               2,180         1,224
                                               --------      --------
                                                 50,654        43,826
                                               --------      --------
(Loss) income before income taxes                (5,725)        2,662
(Benefit) provision for income taxes               (759)          932
                                               ========      ========
   Net (loss) income                           $ (4,966)     $  1,730
                                               ========      ========

Preferred stock dividends                           471           396
                                               --------      --------
(Loss) income applicable to
   common stockholders                         $ (5,437)     $  1,334
                                               ========      ========

Earnings per common share:
   Basic:
       Net (loss) income                       $  (0.88)     $   0.22
                                               ========      ========
   Diluted:
       Net (loss) income                       $  (0.88)     $   0.20
                                               ========      ========

Weighted average shares outstanding:
   Basic                                          6,195         6,056
                                               ========      ========
   Diluted                                        6,195         8,674
                                               ========      ========




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                              Three Months Ended
                                                                   March 31,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------

Cash Flows From Operating Activities:
   (Loss) income applicable to common stockholders            $(5,437)     $  1,334
   Adjustments to reconcile net (loss) income to net cash
     used for operating activities:
   Depreciation expense                                           100           118
   Amortization of deferred policy acquisition costs            1,235         5,240
   Decrease (increase) in receivables from agents               2,592          (790)
   Addition to deferred policy acquisition costs                 (714)       (9,032)
   Decrease (increase) in due from reinsurers                     753       (21,675)
   Increase in commissions receivable                            (420)       (1,189)
   Decrease (increase) in deferred debt costs                     198          (500)
   Increase in other assets                                    (1,824)         (516)
   Decrease in policy liabilities and accruals                   (986)       (6,083)
   (Decrease) increase in accounts payable and accruals        (4,361)          689
   Increase in accrued dividends and interest payable           1,639            92
   Increase in commission advances payable                         43         2,787
   Increase in other liabilities                                4,122        15,546
   Increase in deferred income taxes, net                           -           669
   Other, net                                                     180         1,162
                                                              -------      --------
       Net Cash Used For Operating Activities                  (2,880)      (12,148)
                                                              -------      --------
Cash Flows From Investing Activities:
   Proceeds from investments sold:
     Fixed maturities, called or matured                        3,254         2,673
     Fixed maturities, sold                                     4,227        10,751
     Short-term investments, sold or matured                        -         5,231
     Other investments, sold or matured                            65           339
   Cost of investments acquired                                (3,955)       (6,394)
   Additions to leasehold improvements and equipment,
     net of retirements                                          (159)          (92)
                                                              -------      --------
       Net Cash Provided By Investing Activities                3,432        12,508
                                                              -------      --------
Cash Flows From Financing Activities:
   Issuance of notes payable                                    1,375         5,873
   Repayment of notes payable                                  (2,496)       (6,966)
   Issuance of common stock                                         -            68
   Repurchase and cancellation of common stock                      -          (146)
                                                              -------      --------
       Net Cash Used For Financing Activities                  (1,121)       (1,171)
                                                              -------      --------
       Decrease In Cash During Period                            (569)         (811)
       Cash at Beginning Of Period                              1,030         1,013
                                                              -------      --------
       Cash at End Of Period                                  $   461      $    202
                                                              =======      ========

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                                 $   292      $  1,093
     Income taxes                                             $     -      $     35

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries ("Insurance Subsidiaries"), are involved in various claims disputes and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

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

Interest on the Convertible Notes is payable semi-annually on May 1 and November 1 of each year, commencing November 1, 1997. Since November 1997, the Company has suspended the scheduled interest payments on these Convertible Notes. At March 31, 1998, approximately $4.8 million of unpaid interest has been accrued on such Convertible Notes. See NOTE 4 - RECENT DEVELOPMENTS regarding covenant defaults.

As of May 7, 1998, Westbridge had contributed approximately $39.3 million of the net proceeds to its Insurance Subsidiaries to enhance statutory capital and surplus. The Company used approximately $16.4 million in net proceeds for other general corporate purposes and to settle certain intercompany balances with its Insurance Subsidiaries. In January 1998, Westbridge used an additional $1.8 million of the net proceeds to collateralize a $1.5 million standby letter of credit ("LOC") for the purpose of potential future capital contributions to NFIC. This collateralized LOC expires after a one-year term and future draws upon this LOC are subject to certain provisions regarding NFIC's statutory capital and surplus levels.

NOTE 4 - RECENT DEVELOPMENTS

During the three months ended March 31, 1998, the Company continued to experience adverse loss ratios on its Medical Expense and Medicare Supplement products, as well as declining persistency of inforce policies. The Company has modified certain product benefits and requested rate increases on these lines of business in order to mitigate the effect of such adverse claims experience and has implemented a policyholder conservation program designed to mitigate the impact of declining persistency. However, the Company expects that it will continue to incur operating losses until such time as the necessary rate increases and benefit modifications can be implemented. There can be no assurance that the full extent of such rate increase requests will be approved.

The Company continues to work with its financial advisor, Houlihan, Lokey, Howard & Zukin, to develop a strategic plan in anticipation of transactional alternatives which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness. The Company is also continuing its discussions with the regulatory authorities in its domiciliary states of Delaware, Texas and Mississippi and with an ad hoc creditors' committee representing both the holders of the 11% Senior Subordinated Notes ("Senior Subordinated Notes") due 2002 and the holders of its Convertible Notes.

Also, as previously reported, the Company has not made the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement (as defined herein). Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At March 31, 1998, approximately $1.1 million and $4.8 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At March 31, 1998, approximately $1.3 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

NOTE 5 - EARNINGS PER SHARE

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

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Statement is effective for interim and annual periods ending after December 15, 1997. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for the quarter ended March 31, 1997 to conform to this pronouncement.

The following table reflects the calculation of basic and diluted earnings per share:

                                                                      March 31,
                                                                --------------------
                                                                  1998        1997
                                                                --------     -------
                                                         (Amounts in 000's, except per share amounts)
Basic:
     (Loss) income available to common shareholders              $(5,437)     $1,334
                                                                 =======      ======
     Average weighted shares outstanding                           6,195       6,056
                                                                 =======      ======
     Basic earnings per share                                    $ (0.88)     $ 0.22
                                                                 =======      ======

Diluted:
     (Loss) income available to common shareholders              $(5,437)     $1,334
     Adjustment for conversion of Series A Preferred Stock             -         396
                                                                 -------      ------
     Adjusted (loss) income available to common shareholders     $(5,437)     $1,730
                                                                 =======      ======

     Average weighted shares outstanding                           6,195       6,056
     Adjustment for conversion of Series A Preferred Stock             -       2,344
     Adjustment for restricted stock                                   -          47
     Adjustment for options and warrants                               -         227
                                                                 -------      ------
     Adjusted average weighted shares outstanding                  6,195       8,674
                                                                 =======      ======

     Diluted earnings per share                                  $ (0.88)     $ 0.20
                                                                 =======      ======


NOTE 6 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

Comprehensive (loss) income is as follows, in thousands:

                      For the three months ended March 31,
                                          --------------------------
                                            1998              1997
                                          --------           -------

Net (loss) income                          $(4,966)          $ 1,730
Change in unrealized depreciation              (51)           (1,086)
                                           -------           -------
Comprehensive (loss) income                $(5,017)          $   644
                                           =======           =======

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, requires reporting segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among the information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The adoption of SFAS 131 in 1998 will not change the number or designation of the reportable segments currently disclosed in the Company's Consolidated Financial Statements.

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

NOTE 7 - RECLASSIFICATIONS

Certain reclassifications have been made to 1997 amounts in order to conform to 1998 financial statement presentation.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RECENT DEVELOPMENTS

During the three months ended March 31, 1998, the Company continued to experience adverse loss ratios on its Medical Expense and Medicare Supplement products, as well as declining persistency of inforce policies. The Company has modified certain product benefits and requested rate increases on these lines of business in order to mitigate the effect of such adverse claims experience and has implemented a policyholder conservation program designed to mitigate the impact of declining persistency. However, the Company expects that it will continue to incur operating losses until such time as the necessary rate increases and benefit modifications can be implemented. There can be no assurance that the full extent of such rate increase requests will be approved.

The Company continues to work with its financial advisor, Houlihan, Lokey, Howard & Zukin, to develop a strategic plan in anticipation of transactional alternatives which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness. The Company is also continuing its discussions with the regulatory authorities in its domiciliary states of Delaware, Texas and Mississippi and with an ad hoc creditors' committee representing both the holders of the Senior Subordinated Notes and the holders of the Convertible Notes.

Also, as previously reported, the Company has not made the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement (as defined herein). Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At March 31, 1998, approximately $1.1 million and $4.8 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At March 31, 1998, approximately $1.3 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, amortization of deferred policy acquisition costs ("DPAC"), commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness. In addition to the foregoing expenses, Westbridge is obligated to pay dividends on the Series A Preferred Stock if, and when, declared by the Board of Directors.

Fee and service income is generated from (i) commissions received by the Company for sales of managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services, and (iii) printing services.

Benefits and claims are comprised of (i) claims paid, (ii) changes in claim reserves for claims incurred (whether or not reported), and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

Under generally accepted accounting principles, a DPAC asset is established to properly match the costs of writing new business against the expected future revenues or gross profits from the policies. These costs, which are capitalized and amortized, consist of first-year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting. The DPAC for accident and health policies and traditional life policies are amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DPAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DPAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period. Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business.

Acquisitions. Since 1992, the Company has from time to time acquired seasoned blocks of business to supplement its revenue. These acquisitions included blocks of: (i) Medicare Supplement products purchased from American Integrity Insurance Company ("AII") in September 1992, (ii) Medicare Supplement products purchased from Life and Health Insurance Company of America ("LHI") in March 1993, (iii) Specified Disease products purchased from Dixie National Life Insurance Company ("DNL") in February 1994, (iv) policies in all of the Company's product lines purchased in the acquisition of NFIC and AICT in April 1994, and (v) Specified Disease products purchased in the acquisition of the remaining 60% ownership interest in Freedom Holding Company, FLICA's parent, in May 1996.

Premiums. The following table shows the premiums, in thousands, received by the Company as a result of internal sales and acquisitions. Certain reclassifications have been made to 1997 amounts in order to conform to 1998 presentation.

                                               Three Months Ended
                                                     March 31,
                                               -------      --------
                                                1998          1997
                                               -------      --------

First-year premiums                            $ 6,752       $11,822
Renewal premiums                                20,006        17,136
                                               -------       -------
    Total Company-issued policy premiums        26,758        28,958
                                               -------       -------

Acquired Policies:
    AII                                          1,599         1,893
    LHI                                            353           407
    DNL                                            687           717
    NFIC and AICT                                5,037         5,611
    FLICA                                        3,005         3,234
                                               -------       -------
    Total acquired policy premiums (1)          10,681        11,862
                                               -------       -------

        Total Premiums                         $37,439       $40,820
                                               =======       =======

(1) Premiums for acquired policies include first-year premiums of $0.3 million and $0.3 million, respectively.

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

Forward-Looking Information. The preceding statement and certain other statements contained in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the extent of any increase in future claim submissions, the availability of sufficient statutory capital and surplus, the ability to increase premium rates on inforce policies to offset higher than anticipated loss ratios, actions that may be taken by insurance regulatory authorities and the Company's creditors following recent operating losses, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission ("SEC"), which include the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Quarterly Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

RESULTS OF OPERATIONS

Three  Months  Ended March 31, 1998  Compared  With Three Months Ended March 31,
1997

Premiums. Premiums decreased $3.4 million, or 8.3%, from $40.8 million to $37.4 million as a result of declining persistency of inforce policies and a reduction in the Company's marketing efforts. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $5.1 million, or 42.9%, and from a decrease in renewal premiums from acquired policies of $1.2 million, or 10.1%, and was offset by an increase in renewal premiums from Company-issued policies of $2.9 million, or 17.2%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease of $2.4 million, or 29.6%, in Medical Expense premiums, a decrease of $2.6 million, or 76.5%, in Medicare Supplement premiums, and a decrease of $0.1 million in other premiums.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $0.6 million, or 10.7%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.3 million, or 15.8%, from the policies acquired from AII, and a decrease of $0.3 million, or 9.1%, from the policies acquired from FLICA and other acquisitions.

The increase in renewal premiums from Company-issued policies was attributable to an increase of $2.2 million, or 28.9%, in Medical Expense premiums, an increase of $0.6 million, or 10.0%, in Medicare Supplement premiums and an increase of $0.1 million, or 3.2%, in Specified Disease premiums.

Net Investment Income. Net investment income increased $1.0 million, or 45.5%, from $2.2 million to $3.2 million for the three months ended March 31, 1998. This increase was attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter of 1997 and from higher average portfolio yields.

Fee and Service Income. Fee and service income increased $0.6 million, or 17.1%, from $3.5 million to $4.1 million. This increase was primarily attributable to commissions on managed care product sales that were earned by the Company's controlled general agencies.

Benefits and Claims. During the three months ended March 31, 1998, the Company continued to experience adverse loss ratios on its Medical Expense and Medicare Supplement products, as well as declining persistency of inforce policies. The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. As a result of the losses sustained on this unprofitable business, the Company has modified certain product benefits and requested rate increases on these lines of business in order to mitigate the effect of such adverse claims experience and has implemented a policyholder conservation program designed to mitigate the impact of declining persistency. However, the Company expects that it will continue to incur operating losses until such time as the necessary rate increases and benefit modifications can be implemented. There can be no assurance that the full extent of such rate increase requests will be approved.

Benefits and claims expense increased $3.1 million, or 12.3%, from $25.3 million to $28.4 million. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $2.9 million and $0.2 million, or 17.3% and 2.4%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $3.5 million, or 40.2%, from Medical Expense products, an increase of $0.1 million, or 6.7%, from Specified Disease products, and was offset by a decrease of $0.7 million, or 10.6%, from Medicare Supplement and other products. Although the Medicare Supplement loss ratios increased for the three months ended March 31, 1998, the total dollar amount of the related claims expense decreased in connection with a declining base of Medicare Supplement premiums.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $0.5 million, or 11.6%, from the policies acquired in the NFIC and AICT acquisition, an increase of $0.6 million, or 60.0%, from the policies acquired from LHI and DNL, and was offset by a decrease of $0.9 million, or 28.1%, from the policies acquired from AII and FLICA.

Amortization of DPAC. As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company recognized a $65.0 million non-cash charge of DPAC during the fourth quarter of 1997. In light of this charge and until profitability can be restored on these lines of business, the Company is recording commission expense on a current basis that would ordinarily be deferred and amortized as a component of DPAC. As a result, current period DPAC amortization is lower than prior periods and commission expense is higher than prior periods.

Amortization of DPAC decreased $4.0 million, or 76.9%, from $5.2 million to $1.2 million. This variance was attributable to decreases of $3.0, $1.0 million and $0.2 million, from Company-issued Medical Expense, Medicare Supplement products, and acquired policies, respectively. This decrease was offset by an increase of $0.2 million, or 66.7%, from Company-issued Specified Disease products.

Commissions. Commissions increased $6.2 million, or 187.9%, from $3.3 million to $9.5 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC, which are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $5.8 million on Company-issued policies and $0.6 million, or 25.0%, on sales of non-affiliated insurance products, and was offset by a decrease in commissions on sales of acquired policies of $0.2 million, or 13.3%.

General and Administrative Expenses. General and administrative expenses decreased $0.3 million, or 4.1%, from $7.3 million to $7.0 million. This decrease was primarily attributable to corporate overhead reductions beginning in the fourth quarter of 1997.

Reorganization Expense. As more fully described in "Recent Developments", the Company has hired a financial advisor to explore its strategic alternatives. The Company is responsible for paying the fees of its financial advisor and legal counsel and has agreed to pay the fees of the financial advisors and legal counsel to an ad hoc creditors' committee in connection with the efforts to formulate and evaluate transactional alternatives. During the first quarter of 1998, the Company incurred approximately $1.0 million in expenses related to these efforts. The Company did not incur any reorganization expenses during the first quarter ended March 31, 1997.

Taxes, Licenses and Fees. Taxes, licenses and fees decreased $0.2 million, or 13.3% from $1.5 million to $1.3 million due to the declining premium base for which premium taxes are levied.

Interest Expense. Interest expense increased $1.0 million, or 83.3%, from $1.2 million to $2.2 million. This increase is attributable to the accrued interest expense related to the issuance of $70.0 million aggregate principal of the Company's Convertible Notes.

(Benefit from) Provision for Income Taxes. During 1997, the provision for income taxes was calculated by applying the 35% statutory federal tax rate to the Company's pre-tax income for three months ended March 31, 1997. The change in the (benefit from) provision for income taxes during 1998 is directly attributable to the net loss recorded by the Company for the three months ended March 31, 1998. As a result, a net operating loss carryforward ("NOLs") was generated that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. In this connection, the Company has recorded a valuation allowance that significantly reduces its benefit from income taxes for the current year from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for three months ended March 31, 1998.

FINANCIAL CONDITION

Liquidity, Capital Resources and Statutory Capital and Surplus

Westbridge

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Westbridge's sources of funds are comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance company subsidiaries, lease payments on fixed assets and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's primary obligations include principal and interest on its indebtedness and, if and when declared by the Board of Directors, dividends on its Series A Preferred Stock. In addition, for the three months ended March 31, 1998, Westbridge made capital contributions totaling approximately $1.1 million to its Insurance Subsidiaries.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1998, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus not including any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends during 1998 without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1998 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1997.

Generally, all states require insurance companies to maintain capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and for the three months ended March 31, 1998, Westbridge does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

Also, as previously reported, the Company has not made the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement. Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At March 31, 1998, approximately $1.1 million and $4.8 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At March 31, 1998, approximately $1.3 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

As of May 7, 1998, Westbridge had approximately $12.0 million in cash and invested assets remaining from the net proceeds of the sale of the Convertible Notes. The Company continues to work with its financial advisor, Houlihan, Lokey, Howard & Zukin, and with an ad hoc creditors' committee representing both the holders of its Senior Subordinated Notes and the holders of its Convertible Notes to develop a strategic business plan in anticipation of transaction alternatives, which may include, without limitation, a refinancing, recapitalization or other corporate reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness. In addition, the Company continues to work closely with the insurance regulatory authorities in its domiciliary states of Delaware, Texas and Mississippi.

Insurance Subsidiaries

The primary sources of cash for the Insurance Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by advances from Westbridge and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

During the three months ended March 31, 1998, the Company continued to experience adverse loss ratios on its Medical Expense and Medicare Supplement products, as well as declining persistency of inforce policies. The Company has the ability, within the constraints of the loss ratios mandated by the regulatory authorities and subject to regulatory approval, to raise premium rates on its products in the event of adverse claims experience. As a result of the losses sustained on this unprofitable business, the Company has modified certain product benefits and requested rate increases on these lines of business in order to mitigate the effect of such adverse claims experience and has implemented a policyholder conservation program designed to mitigate the impact of declining persistency. However, the Company expects that it will continue to incur operating losses until such time as the necessary rate increases and benefit modifications can be implemented. There can be no assurance that the full extent of such rate increase requests will be approved.

For the three months ended March 31, 1998, the Insurance Subsidiaries received capital contributions totaling approximately $1.1 million from Westbridge. To the extent that the Insurance Subsidiaries experience further statutory operating losses during 1998, additional capital will be required.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the three months ended March 31, 1998 and 1997, the Company has recorded a provision for uncollectible commission advances totaling $0.3 million and $-0-, respectively.

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In connection with this commission advancing program, at March 31, 1998, the Company's receivables from subagents totaled approximately $13.2 million and approximately $12.0 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. As referred to above, there are currently certain events of default existing under the Credit Agreement. The Company is in discussions with LaSalle National Bank concerning these defaults; however, the Company is current with respect to its principal and interest payments under this Credit Agreement.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty.

The Company also receives commission advances from an unaffiliated managed care organization and in turn advances commissions to its general agencies and their agents. At March 31, 1998, the Company's receivables from its subagents related to these advances totaled approximately $4.7 million, and the Company owed approximately $4.7 million to an unaffiliated managed care organization.

Consolidated

The Company's consolidated net cash used for operations totaled $2.9 million and $12.1 million for the three months ended March 31, 1998 and 1997, respectively. The variance in the amount of net cash used for operations between 1998 and 1997 was primarily the result of amounts remitted to reinsurers during 1997 under certain reinsurance arrangements. In addition, the Company's reduction of its marketing efforts for its underwritten products resulted in a decrease in net cash used for operations related to the funding of agents' debit balances.

Net cash provided by investing activities for the three months ended March 31, 1998 and 1997 totaled $3.4 million and $12.5 million, respectively. The decrease in net cash provided by investing activities between 1998 and 1997 was primarily the result of the decrease in net cash used for operating activities for the same period. As a result, there was a reduction in the amount of invested assets that were liquidated to fund operating cash requirements.

Net cash used for financing activities totaled $1.1 million and $1.2 million for the three months ended March 31, 1998 and 1997, respectively. Cash flows for financing activities remained relatively unchanged between 1998 and 1997 and relate primarily to the net borrowings and repayments associated with the Company's Receivables Financing program.

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

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of March 31, 1998, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised.

Inflation will affect claim costs on the Company's Medicare Supplement and Medical Expense products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense products will increase. The Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies and by filing for premium rate increases as necessary.

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

The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At March 31, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At March 31, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997 and the three months ended March 31, 1998, certain intercompany and large cash transactions are subject to the approval of the domiciliary states.

                                                                         PART II



Item 1 - Legal Proceedings (See Part I - Note 2 to the Consolidated Financial Statements).

          On December 17, 1997, a purported class action complaint, naming the Company, two current directors of the Company, one former director of the Company and two underwriters of the Company's Convertible Notes as defendants, was filed in the United States District Court for the Northern District of Texas on behalf of persons who purchased securities of the Company during the period October 31, 1996 through October 31, 1997. The complaint alleges that the Company materially overstated its earnings due to the Company's establishment of inadequate reserves for pending insurance claims. The plaintiff seeks unspecified money damages and certain costs and expenses. On April 30, 1998, the defendants filed separate motions to dismiss the complaint. On May 12, 1998, the plaintiff notified Westbridge's legal counsel that he intends to file an amended complaint on or before June 15, 1998. Management believes that the lawsuit is without merit and it intends to defend this action vigorously.

Item 3 - Defaults Upon Senior Securities

          (a)  Debt Securities

               Effective November 3, 1997, Westbridge suspended the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes. The failure to make the scheduled interest payments resulted in an event of default under the Indentures relating to such Notes and also resulted in an event of default under the Credit Agreement. As a result of the existing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At March 31, 1998, approximately $1.1 million and $4.8 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively.

          (b)  Preferred Stock

               Effective October 31, 1997, Westbridge suspended payment of the scheduled dividends on its Series A Preferred Stock. At March 31, 1998, approximately $1.3 million of cumulative, unpaid dividends were accrued.

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






Dated at Fort Worth, Texas
May 14, 1998

                                                              Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 WESTBRIDGE CAPITAL CORP.



                                  /s/ Patrick J. Mitchell
                                  ----------------------------------
                                  Patrick J. Mitchell
                                  President, Chief Operating Officer,
                                  Chief Financial Officer and Treasurer
                                  (On Behalf of the Registrant and as
                                  Principal Financial and Accounting Officer)





Dated at Fort Worth, Texas
May 14, 1998