Form 10-Q
period 1998-06-30
WESTBRIDGE CAPITAL CORP
filed 1998-08-11
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For Quarterly Period Ended June 30, 1998


                          Commission File Number 1-8538



                            WESTBRIDGE CAPITAL CORP.
             (Exact name of Registrant as specified in its Charter)


      DELAWARE                                 73-1165000
------------------------                   --------------------
(State of Incorporation)           (I.R.S. Employer Identification No.)



110 West Seventh Street, Suite 300, Fort Worth, Texas                76102
-----------------------------------------------------              ---------
(Address of Principal Executive Offices)                           (Zip Code)


                                  817-878-3300
                              -------------------
              (Registrant's Telephone Number, including Area Code)


                                 Not Applicable
                        --------------------------------
(Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____



Common Stock - Par Value $.10     6,878,243 Shares Outstanding at August 7, 1998

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


                                                                                      Page(s)


PART I - FINANCIAL INFORMATION

   Item 1 - Financial Statements

          1.   Consolidated  Balance Sheets at June 30, 1998,  December 31, 1997
               and June 30, 1997.                                                       3-4

          2.   Consolidated Statement of Operations for the Three and Six Months
               Ended June 30, 1998 and 1997.                                              5

          3.   Consolidated Statement of Cash Flows for the Three and Six Months
               Ended June 30, 1998 and 1997.                                            6-7

          4.   Notes to Consolidated Financial Statements.                              8-10

   Item 2 - Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                11-21


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                       22

         Item 3 - Defaults Upon Senior Securities                                         22

         Item 6 - Exhibits and Reports on Form 8-K                                        22

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                  June 30,     December 31,    June 30,
                                                    1998          1997           1997
                                                 ----------    -----------    -----------
                                                (unaudited)     (audited)     (unaudited)
                                                 ----------    -----------    -----------
Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $116,258, $122,840
       and $123,338)                               $122,853       $128,749       $126,753
   Equity securities, at market                       5,383          4,770          2,056
   Mortgage loans on real estate                        326            389            408
   Investment real estate                                 -            566              -
   Policy loans                                         282            284            283
   Short-term investments and certificates
     of deposit                                      11,808         12,654         10,015
                                                   --------       --------       --------

       Total Investments                            140,652        147,412        139,515

Cash                                                  2,201          1,030         13,761
Accrued investment income                             2,323          2,453          2,436
Receivables from agents, net of allowance
   for doubtful accounts                             15,351         20,503         21,633
Deferred policy acquisition costs                    18,480         19,165         87,477
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                       1,689          1,141          1,271
Due from reinsurers                                   1,909          3,219          4,031
Commissions receivable                                2,217          1,389          5,556
Deferred debt costs, net of accumulated
   amortization                                       3,410          4,046          4,508
Other assets                                          3,015          2,498          4,765
                                                   --------       --------       --------

       Total Assets                                $191,247       $202,856       $284,953
                                                   ========       ========       ========

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY


                                                           June 30,        December 31,      June 30,
                                                             1998             1997            1997
                                                          ----------       ----------       ----------
                                                         (unaudited)       (audited)       (unaudited)
                                                          ----------       ----------       ----------

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                $  56,265        $  55,811        $  56,447
     Claims                                                   47,939           51,784           30,548
                                                           ---------        ---------        ---------
                                                             104,204          107,595           86,995

Accounts payable and accruals                                  3,106            3,846            6,112
Commission advances payable                                    3,377            4,702            9,217
Accrued dividends and interest payable                         9,077            4,972            1,605
Other liabilities                                              7,153            5,612            8,330
Deferred income taxes, net                                         -                -            8,735
Notes payable                                                  9,052           13,100           10,364
Senior subordinated notes, net of unamortized
   discount, due 2002                                         19,500           19,447           19,397
Convertible subordinated notes, due 2004                      70,000           70,000           70,000
                                                           ---------        ---------        ---------

       Total Liabilities                                     225,469          229,274          220,755
                                                           ---------        ---------        ---------

Redeemable Preferred Stock                                    13,260           19,000           19,000
                                                           ---------        ---------        ---------

Stockholders' Equity:
   Common stock ($.10 par value, 30,000,000
     shares authorized; 6,878,254, 6,195,439
     and 6,179,099 shares issued)                                688              620              618
   Capital in excess of par value                             36,386           30,843           30,884
   Unrealized appreciation of investments carried
     at market value, net of tax                               5,498            4,649            2,906
   Retained (deficit) earnings                               (90,054)         (81,530)          10,960
                                                           ---------        ---------        ---------
                                                             (47,482)         (45,418)          45,368
Less - Aggregate of shares held in treasury and
   investment by affiliate in Westbridge Capital Corp.
   common stock (28,600 at June 30, 1997), at cost                 -                -             (170)
                                                           ---------        ---------        ---------

     Total Stockholders' (Deficit) Equity                    (47,482)         (45,418)          45,198
                                                           ---------        ---------        ---------

       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' Equity                    $ 191,247        $ 202,856        $ 284,953
                                                           =========        =========        =========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                          Three Months Ended          Six Months Ended
                                               June 30,                     June 30,
                                         --------------------       -----------------------
                                           1998       1997             1998        1997
                                         --------   ---------       ----------   ----------

Revenues:
   Premiums:
     First-year                          $  4,659    $  9,700        $  11,690    $  21,829
     Renewal                               30,592      31,322           61,000       60,013
                                         --------    --------        ---------    ---------
                                           35,251      41,022           72,690       81,842
   Net investment income                    3,192       2,530            6,358        4,756
   Fee and service income                   4,037       4,106            8,099        7,608
   Net realized gain on investments           267         192              529          132
                                         --------    --------        ---------    ---------
                                           42,747      47,850           87,676       94,338
                                         --------    --------        ---------    ---------
Benefits, claims and expenses:
   Benefits and claims                     25,412      31,187           53,848       56,482
   Amortization of deferred policy
     acquisition costs                        713       8,090            1,948       13,330
   Commissions                              8,708       3,679           18,199        6,967
   General and administrative expenses      6,892       7,946           13,900       15,268
   Reorganization expense                   1,084       3,100            2,100        3,100
   Taxes, licenses and fees                 1,443       1,625            2,731        3,082
   Interest expense                         2,124       1,702            4,304        2,926
                                         --------    --------        ---------    ---------
                                           46,376      57,329           97,030      101,155
                                         --------    --------        ---------    ---------
Loss before income taxes                   (3,629)     (9,479)          (9,354)      (6,817)
Benefit from income taxes                    (480)     (3,318)          (1,239)      (2,386)

                                         --------    --------        ---------    ---------
Loss before extraordinary item             (3,149)     (6,161)          (8,115)      (4,431)
Extraordinary loss from early
   extinguishment of debt, net of tax           -      (1,007)               -       (1,007)
                                         --------    --------        ---------    ---------
   Net loss                              $ (3,149)   $ (7,168)       $  (8,115)   $  (5,438)
                                         ========    ========        =========    =========

Preferred stock dividends                     (62)        392              409          788
                                         --------    --------        ---------    ---------
Loss applicable to common
   stockholders                          $ (3,087)   $ (7,560)       $  (8,524)   $  (6,226)
                                         ========    ========        =========    =========

Earnings per common share:
   Basic:
     Loss before extraordinary item      $  (0.48)   $  (1.07)       $   (1.36)   $    (.85)
     Extraordinary item                         -        (.16)               -         (.17)
                                         --------    --------        ---------    ---------
       Net loss                          $  (0.48)   $  (1.23)       $   (1.36)   $   (1.02)
                                         ========    ========        =========    =========
   Diluted:
     Loss before extraordinary item      $  (0.48)   $  (1.07)       $   (1.36)   $    (.85)
     Extraordinary item                         -        (.16)               -         (.17)
                                         --------    --------        ---------    ---------
       Net loss                          $  (0.48)   $  (1.23)       $   (1.36)   $   (1.02)
                                         ========    ========        =========    =========

Weighted average shares outstanding:
   Basic                                    6,381       6,129            6,289        6,093
                                         ========    ========        =========    =========
   Diluted                                  6,381       6,129            6,289        6,093
                                         ========    ========        =========    =========


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)



                                                          Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                         ---------------------       ---------------------
                                                           1998        1997            1998        1997
                                                         ---------   ---------       --------    ---------

Cash Flows From Operating Activities:
   Loss applicable to common stockholders                 $(3,087)   $ (7,560)       $ (8,524)   $ (6,226)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
   Depreciation expense                                       115         119             215         237
   Amortization of deferred policy acquisition costs          713       8,090           1,948      13,330
   Decrease (increase) in receivables from agents           2,560      (2,532)          5,152      (3,322)
   Addition to deferred policy acquisition costs             (549)     (7,904)         (1,263)    (16,936)
   Decrease (increase) in due from reinsurers                 557      19,100           1,310      (2,575)
   Increase in commissions receivable                        (408)       (961)           (828)     (2,150)
   Decrease (increase) in deferred debt costs                 438      (1,192)            636      (1,692)
   Decrease (increase) in other assets                      1,307         189            (517)       (327)
   Decrease in policy liabilities and accruals             (2,405)       (312)         (3,391)     (6,395)
   Decrease in accounts payable and accruals                 (567)     (2,975)           (740)     (2,286)
   (Decrease) increase in commission advances payable      (1,368)      2,062          (1,325)      4,849
   Increase in accrued dividends and interest payable       1,778         227           4,105         319
   Increase (decrease) in other liabilities                 2,295      (1,728)          1,541      13,818
   Decrease in deferred income taxes, net                       -      (2,233)              -      (1,564)
   Other, net                                                (493)     (1,956)           (313)       (794)
                                                          -------    --------        --------    --------

   Net Cash Provided By (Used For) Operating Activities       886         434          (1,994)    (11,714)
                                                          -------    --------        --------    --------

Cash Flows From Investing Activities:
   Proceeds from investments sold:
     Fixed maturities, called or matured                    1,872          88           5,126       2,761
     Fixed maturities, sold                                 7,116       2,257          11,343      13,008
     Short-term investments, sold or matured                1,305       4,509           1,305       9,740
     Other investments, sold or matured                       566          14             631         353
   Cost of investments acquired                            (6,474)    (53,906)        (10,429)    (60,300)
   Additions to leasehold improvements and equipment,
     net of retirements                                      (604)       (105)           (763)       (197)
                                                          -------    --------        --------    --------

   Net Cash Provided By (Used For) Investing Activities     3,781     (47,143)          7,213     (34,635)
                                                          -------    --------        --------    --------

Cash Flows From Financing Activities:
   Issuance of notes payable                                1,599       3,210           2,974       9,083
   Repayment of notes payable                              (4,526)    (12,963)         (7,022)    (19,929)
   Issuance of convertible notes                                -      70,000               -      70,000
   Issuance of common stock                                     -          21               -          89
   Repurchase and cancellation of common stock                  -           -               -        (146)
                                                          -------    --------        --------    --------

   Net Cash (Used For) Provided By Financing Activities    (2,927)     60,268          (4,048)     59,097
                                                          -------    --------        --------    --------
   Increase In Cash During Period                           1,740      13,559           1,171      12,748
   Cash at Beginning Of Period                                461         202           1,030       1,013
                                                          -------    --------        --------    --------

   Cash at End Of Period                                  $ 2,201    $ 13,761        $  2,201    $ 13,761
                                                          =======    ========        ========    ========

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                             $   235    $  1,028        $    527    $  2,121
     Income taxes                                         $   493    $     13        $    493    $     48




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


Five thousand seven hundred and forty (5,740) shares of the Company's Series A Convertible Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock") were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock") during the three months ended June 30, 1998. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $5,740,000 and were converted into 682,520 shares of Common Stock.


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

NOTE 3 - RECENT DEVELOPMENTS

During the six months ended June 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

The Company and its financial advisor are pursuing discussions with its creditors, including an ad hoc committee of its principal noteholders, concerning a possible restructuring of the Company that would result in an improved capital structure. The Company is also continuing its discussions with the regulatory authorities in the Insurance Subsidiaries' domiciliary states of Delaware, Texas and Mississippi.

The Company is continuing to suspend the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement with LaSalle National Bank (the "Credit Agreement"). Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At June 30, 1998, approximately $1.7 million and $6.2 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At June 30, 1998, approximately $1.2 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

NOTE 4 - EARNINGS PER SHARE

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

The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for the quarter ended June 30, 1997 to conform to this pronouncement.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This pronouncement, effective for calendar year 1998 financial statements, requires comprehensive income (loss) and its components to be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. Comprehensive income (loss) equals the total of net income (loss) and all other non-owner changes in equity. For the Company, comprehensive income
(loss) will equal its reported consolidated net income (loss) plus the change in the unrealized appreciation (depreciation) of marketable securities from the previously reported period. Currently, this unrealized appreciation (depreciation) of marketable securities, net of tax, is reported in the Company's Consolidated Balance Sheets as a separate component of stockholders' equity.

Comprehensive income (loss) is as follows, in thousands:

                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,
                                            ------------------         ------------------
                                             1998       1997            1998       1997
                                            -------    -------         -------    -------

Loss applicable to common shareholders      $(3,087)   $(7,560)        $(8,524)   $(6,226)
Other comprehensive income (loss):
  Unrealized holding gains arising during
     period, net of tax                         955      3,060           5,722      2,993
  Less:  reclassification adjustment for
     gains included in net income, net
     of tax                                     (53)      (125)           (224)       (86)
                                            -------    -------         -------    -------
Comprehensive loss, net of tax              $(2,185)   $(4,625)        $(3,026)   $(3,319)
                                            =======    =======         =======    =======

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

NOTE 6 - RECLASSIFICATIONS

Certain reclassifications have been made to 1997 amounts in order to conform to 1998 financial statement presentation.

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

During the six months ended June 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

The Company and its financial advisor are pursuing discussions with its creditors, including an ad hoc committee of its principal noteholders, concerning a possible restructuring of the Company that would result in an improved capital structure. The Company is also continuing its discussions with the regulatory authorities in the Insurance Subsidiaries' domiciliary states of Delaware, Texas and Mississippi.

The Company is continuing to suspend the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement (as defined herein). Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At June 30, 1998, approximately $1.7 million and $6.2 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At June 30, 1998, approximately $1.2 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

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

Fee and service income is generated from (i) commissions received by the Company for sales of non-affiliated managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services, and (iii) printing services.

Benefits and claims are comprised of (i) claims paid, (ii) changes in claim reserves for claims incurred (whether or not reported), and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

Under generally accepted accounting principles, a DPAC asset is established to properly match the costs of writing new business against the expected future revenues or gross profits from the policies. These costs, which are capitalized and amortized, consist of first-year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting. The DPAC for accident and health policies and traditional life policies are amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DPAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DPAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period. See "Results of Operations - Amortization of DPAC". Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business.

Acquisitions. Since 1992, the Company has from time to time acquired seasoned blocks of business to supplement its revenue. These acquisitions included blocks of insurance policies from American Integrity Insurance Company ("AII"), Life and Health Insurance Company of America ("LHI"), Dixie National Life Insurance Company ("DNL"), NFIC, AICT and FLICA.

Premiums. The following table shows the premiums, in thousands, received by the Company as a result of internal sales and acquisitions. Certain reclassifications have been made to 1997 amounts in order to conform to 1998 presentation.

                                           Three Months Ended       Six Months Ended
                                                June 30,                June 30,
                                            -----------------       -----------------
                                             1998      1997          1998      1997
                                            -------   -------       -------   -------
Company-Issued Policies:
     First-year premiums                    $ 4,523   $ 9,473       $11,440   $21,291
     Renewal premiums                        20,597    19,929        40,453    36,795
                                            -------   -------       -------   -------
     Total Company-issued policy premiums    25,120    29,402        51,893    58,086
                                            -------   -------       -------   -------

Acquired Policies:
     AII                                      1,535     1,799         3,134     3,692
     LHI                                        339       387           692       794
     DNL                                        691       717         1,378     1,434
     NFIC and AICT                            4,661     5,298         9,698    10,909
     FLICA                                    2,905     3,419         5,895     6,927
                                            -------   -------       -------   -------
     Total acquired policy premiums (1)      10,131    11,620        20,797    23,756
                                            -------   -------       -------   -------

     Total Premiums                         $35,251   $41,022       $72,690   $81,842
                                            =======   =======       =======   =======


(1) For the three months ended June 30, 1998 and 1997, premiums for acquired policies include first-year premiums of $0.1 million and $0.2 million, respectively. For the six months ended June 30, 1998 and 1997, premiums for acquired policies include first-year premiums of $0.2 million and $0.5 million, respectively.

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

Forward-Looking Information. The preceding statement and certain other statements contained in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the extent of any increase in future claim submissions, the availability of sufficient statutory capital and surplus, the ability to increase premium rates on inforce policies to offset higher than anticipated loss ratios, actions that may be taken by insurance regulatory authorities and the Company's creditors following recent operating losses, and the risks described from time to time in the Company's reports to the Securities and Exchange Commission ("SEC"), which include the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 1998. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Quarterly Report and those in the Company's reports previously filed with the SEC.
Copies of these filings may be obtained by contacting the Company or the SEC.

RESULTS OF OPERATIONS

Three Months and Six Months Ended June 30, 1998 Compared With Same Periods Ended June 30, 1997

Premiums

Three months ended June 30, 1998. Premiums decreased $5.7 million, or 13.9%, from $41.0 million to $35.3 million as a result of declining persistency of inforce policies and a reduction in the Company's marketing results. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $4.9 million, or 51.6%, a decrease in renewal premiums from acquired policies of $1.4 million, or 12.3%, and a decrease in first-year premiums from acquired policies of $0.1 million, or 50.0%, and was offset by an increase in renewal premiums from Company-issued policies of $0.7 million, or 3.5%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease in Medical Expense premiums of $2.9 million, or 43.9%, and a decrease in Medicare Supplement premiums of $2.1 million, or 84.0%, and was offset by an increase in Specified Disease premiums of $0.1 million, or 33.3%.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $0.7 million, or 13.2%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.3 million, or 16.7%, from the policies acquired from AII, and a decrease of $0.4 million, or 12.5%, from the policies acquired from FLICA and other acquisitions.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $0.1 million, or 50.0%, from the policies acquired from FLICA.

The increase in renewal premiums from Company-issued policies was attributable to an increase in Medical Expense premiums of $0.8 million, or 8.3%, and an increase in Specified Disease premiums of $0.2 million, or 6.5%, and was offset by a decrease in Medicare Supplement premiums of $0.3 million, or 4.3%.

Six months ended June 30, 1998. Premiums decreased $9.1 million, or 11.1%, from $81.8 million to $72.7 million as a result of declining persistency of inforce policies and a reduction in the Company's marketing results. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $9.8 million, or 46.2%, a decrease in renewal premiums from acquired policies of $2.6 million, or 11.2%, and a decrease in first-year premiums from acquired policies of $0.3 million, or 50.0%, and was offset by an increase in renewal premiums from Company-issued policies of $3.6 million, or 9.8%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease in Medical Expense premiums of $5.2 million, or 35.9%, a decrease in Medicare Supplement premiums of $4.7 million, or 79.7%, and a decrease in other premiums of $0.2 million and was offset by an increase in Specified Disease premiums of $0.3 million, or 50.0%.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $1.3 million, or 11.9%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.6 million, or 16.2%, from the policies acquired from AII, and a decrease of $0.7 million, or 10.4%, from the policies acquired from FLICA and other acquisitions.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $0.3 million, or 50.0%, from the policies acquired from FLICA.

The increase in renewal premiums from Company-issued policies was attributable to an increase in Medical Expense premiums of $2.9 million, or 16.8%, an increase in Medicare Supplement premiums of $0.4 million, or 3.1%, and an increase in Specified Disease premiums of $0.4 million, or 6.6%, and was offset by a decrease in other premiums of $0.1 million.

Net Investment Income. Net investment income increased $0.7 million, or 28.0%, from $2.5 million to $3.2 million for the three months ended June 30, 1998. Net investment income increased $1.6 million, or 33.3%, from $4.8 million to $6.4 million for the six months ended June 30, 1998. These increases were attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter of 1997 and from higher average portfolio yields.

Fee and Service Income

Three months ended June 30, 1998. Fee and service income decreased $0.1 million, or 2.4%, from $4.1 million to $4.0 million. This decrease was primarily attributable to commissions on managed care product sales that were earned by the Company's controlled general agencies as a result of a reduction in the Company's marketing results from these unaffiliated products.

Six months ended June 30, 1998. Fee and service income increased $0.5 million, or 6.6%, from $7.6 million to $8.1 million. This increase was primarily attributable to commissions on managed care product sales that were earned by the Company's controlled general agencies during the first quarter of 1998.

Benefits and Claims. During the six months ended June 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

Three months ended June 30, 1998. Benefits and claims expense decreased $5.8 million, or 18.6%, from $31.2 million to $25.4 million. This decrease was attributable to a decrease in benefits and claims expense from Company-issued and acquired policies of $1.8 million and $4.0 million, or 8.4% and 40.8%, respectively.

The decrease in benefits and claims expense from Company-issued policies was primarily attributable to a decrease in Medicare Supplement claims of $2.3 million, or 29.1%, and a decrease in Medical Expense claims of $0.4 million, or 3.3%, and was offset by an increase in Specified Disease and other claims of $0.9 million, or 60.0%.

The decrease in benefits and claims expense from acquired policies was primarily attributable to a decrease of $3.6 million, or 58.1%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.2 million, or 16.7%, from the policies acquired from LHI and DNL, and a decrease of $0.2 million, or 15.4%, from the policies acquired from FLICA.

Six months ended June 30, 1998. Benefits and claims expense decreased $2.6 million, or 4.6%, from $56.4 million to $53.8 million. This decrease was attributable to a decrease in benefits and claims expense from acquired policies of $3.8 million, or 20.9% offset by an increase from Company-issued policies of $1.2 million, or 3.1%.

The decrease in benefits and claims expense from acquired policies was primarily attributable to a decrease of $3.0 million, or 28.6%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.8 million, or 25.0%, from the policies acquired from FLICA, a decrease of $0.4 million, or 15.4%, from the policies acquired from AII, and was offset by an increase of $0.4 million, or 21.1%, from the policies acquired from LHI and DNL.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase in Medical Expense claims of $3.2 million, or 15.5%, an increase in Specified Disease claims of $0.8 million, or 25.8%, and was offset by a decrease in Medicare Supplement and other claims of $2.8 million, or 19.3%.

Amortization of DPAC. As previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company recognized a $65.0 million non-cash charge of DPAC during the fourth quarter of 1997. As a result, the Company is currently recording commission expense on such old lines of business that would ordinarily be deferred and amortized as a component of DPAC until profitability can be restored on these old lines of business. For comparative purposes, current period DPAC amortization is lower than prior periods and commission expense is higher than prior periods.

Three months ended June 30, 1998. Amortization of DPAC decreased $7.4 million, or 91.4%, from $8.1 million to $0.7 million. This variance was attributable to decreases of $4.7 million, $1.8 million, $0.4 million and $0.5 million, from Company-issued Medical Expense products, Medicare Supplement products, Specified Disease products and acquired policies, respectively.

Six months ended June 30, 1998. Amortization of DPAC decreased $11.4 million, or 85.7%, from $13.3 million to $1.9 million. This variance was attributable to decreases of $7.7 million, $2.8 million, $0.1 million and $0.8 million, from Company-issued Medical Expense products, Medicare Supplement products, Specified Disease products and acquired policies, respectively.

Commissions

Three months ended June 30, 1998. Commissions increased $5.0 million, or 135.1%, from $3.7 million to $8.7 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC and an increase in the amounts that are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $4.9 million on Company-issued policies and $0.1 million, or 3.4%, on sales of non-affiliated insurance products.

Six months ended June 30, 1998. Commissions increased $11.2 million, or 160.0%, from $7.0 million to $18.2 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC and an increase in the amounts that are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $10.7 million on Company-issued policies and $0.6 million, or 11.3%, on sales of non-affiliated insurance products, and was offset by a decrease in commissions on sales of acquired policies of $0.1 million, or 3.8%.

General and Administrative Expenses

Three months ended June 30, 1998. General and administrative expenses decreased $1.0 million, or 12.7%, from $7.9 million to $6.9 million. This decrease was primarily attributable to corporate overhead reduction initiatives that were implemented in the fourth quarter of 1997.

Six months ended June 30, 1998. General and administrative expenses decreased $1.4 million, or 9.2%, from $15.3 million to $13.9 million. This decrease was primarily attributable to corporate overhead reduction initiatives that were implemented in the fourth quarter of 1997.

Reorganization Expense. As more fully described in "Recent Developments", the Company has hired a financial advisor to explore its strategic alternatives. The Company is responsible for paying the fees of its financial advisor and legal counsel and has agreed to pay the fees of the financial advisors and legal counsel to an ad hoc committee of principal noteholders concerning a possible restructuring of the Company's capital structure. During the second quarter of 1998, the Company incurred approximately $1.1 million in expenses related to these efforts. During the second quarter of 1997, the Company incurred approximately $3.1 million in reorganization expenses related to an internal reorganization of management.

Taxes, Licenses and Fees. Taxes, licenses and fees decreased $0.2 million, or 12.5% from $1.6 million to $1.4 million for the three months ended June 30, 1998. Taxes, licenses and fees decreased $0.4 million, or 12.9% from $3.1 million to $2.7 million for the six months ended June 30, 1998. These decreases are attributable to the declining premium base for which premium taxes are levied.

Interest Expense. Interest expense increased $0.4 million, or 23.5%, from $1.7 million to $2.1 million for the three months ended June 30, 1998. Interest expense increased $1.4 million, or 48.3%, from $2.9 million to $4.3 million for the six months ended June 30, 1998. These increases are attributable to the accrued but unpaid interest expense related to the issuance of $70.0 million aggregate principal of the Company's Convertible Notes.

Benefit from Income Taxes. During 1997, the benefit from income taxes was calculated by applying the 35% statutory federal tax rate to the Company's pre-tax income for the three and six months ended June 30, 1997. The change in the benefit from income taxes during 1998 is directly attributable to the net loss recorded by the Company for the three and six months ended June 30, 1998. As a result, net operating loss carryforwards ("NOLs") were generated that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. In this connection, the Company has recorded a valuation allowance that significantly reduces its benefit from income taxes for the current year from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for the three and six months ended June 30, 1998.

Extraordinary Item. During the second quarter ended June 30, 1997, the Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes. This extraordinary charge was related to the termination and recapture of a block of reinsured insurance policies and the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility.

Preferred Stock Dividends. During the second quarter ended June 30, 1998, 5,740 shares of the Company's Series A Preferred Stock were converted into 682,520 shares of the Company's Common Stock. As a result, the Company was no longer required to hold an accrual for the unpaid, cumulative preferred stock dividends related to these converted shares. The release of this accrual has resulted in negative preferred stock dividends for the three months ended June 30, 1998.

FINANCIAL CONDITION

Liquidity, Capital Resources and Statutory Capital and Surplus

Westbridge

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Westbridge's sources of funds are comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance company subsidiaries, and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. Westbridge's primary obligations include principal and interest on its indebtedness and, if and when declared by the Board of Directors, dividends on its Series A Preferred Stock. In addition, for the six months ended June 30, 1998, Westbridge made capital contributions totaling approximately $4.4 million to its Insurance Subsidiaries.

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

Generally, all states require insurance companies to maintain capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and for the six months ended June 30, 1998, Westbridge does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

The Company is continuing to suspend the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes and the scheduled dividend payments on its Series A Preferred Stock. The failure to make the scheduled interest payments resulted in events of default under the Indentures relating to such Notes and also resulted in an event of default under the Company's Credit Agreement. Other covenant defaults are also continuing under the Credit Agreement and the Indenture relating to the Senior Subordinated Notes. The Company is current with respect to its principal and interest payments under the Credit Agreement.

As a result of the existing events of default, the holders of the Convertible Notes and the Senior Subordinated Notes and the lender under the Credit Agreement may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At June 30, 1998, approximately $1.7 million and $6.2 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively. There can be no assurance that the Company will resume such interest payments in the future.

The failure to declare and pay the scheduled dividends on the Series A Preferred Stock constituted an event of non-compliance under the terms of the Series A Preferred Stock Agreement and resulted in an immediate increase to 9.25% from 8.25% in the rate at which dividends accrue on the Series A Preferred Stock. This increase will remain in effect until such time as no event of non-compliance exists. At June 30, 1998, approximately $1.2 million of cumulative, unpaid dividends were accrued. There can be no assurance that the Company will resume such dividend payments in the future.

As of July 31, 1998, Westbridge had approximately $15.2 million in cash and invested assets. The Company and its financial advisor are pursuing discussions with its creditors, including an ad hoc committee of its principal noteholders, concerning a possible restructuring of the Company that would result in an improved capital structure. The Company is also continuing its discussions with the regulatory authorities in the Insurance Subsidiaries' domiciliary states of Delaware, Texas and Mississippi.

Insurance Subsidiaries

The primary sources of cash for the Insurance Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by capital contributions from Westbridge and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

During the six months ended June 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

For the six months ended June 30, 1998, the Insurance Subsidiaries received capital contributions totaling approximately $4.4 million from Westbridge. To the extent that the Insurance Subsidiaries experience further statutory operating losses during 1998, additional capital will be required.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the six months ended June 30, 1998 and 1997, the Company has recorded a provision for uncollectible commission advances totaling $0.7 million and $0.9 million, respectively.

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In connection with this commission advancing program, at June 30, 1998, the Company's receivables from subagents totaled approximately $10.9 million and approximately $9.1 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. As referred to above, there are currently certain events of default existing under the Credit Agreement. The Company is in discussions with LaSalle National Bank concerning these defaults; however, the Company is current with respect to its principal and interest payments under this Credit Agreement.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty.

The Company also receives commission advances from an unaffiliated managed care organization and in turn advances commissions to its general agencies and their agents. At June 30, 1998, the Company's receivables from its subagents related to these advances totaled approximately $4.4 million, and the Company owed approximately $3.4 million to an unaffiliated managed care organization.

Consolidated

The Company's consolidated net cash used for operations totaled $2.0 million and $11.7 million for the six months ended June 30, 1998 and 1997, respectively. The variance in the amount of net cash used for operations between 1998 and 1997 was primarily the result of amounts remitted to reinsurers during 1997 terminating certain reinsurance arrangements. In addition, the reduction in the Company's marketing results for its underwritten products resulted in a decrease in net cash used for operations related to the funding of agents' debit balances.

Net cash provided by (used for) investing activities for the six months ended June 30, 1998 and 1997 totaled $7.2 million and $(34.6) million, respectively. The increase in net cash provided by investing activities between 1998 and 1997 was primarily the result of the decrease in net cash used for operating activities for the same period. As a result, there was a reduction in the amount of invested assets that were liquidated to fund operating cash requirements. Further, the significant cash outflow during the second quarter of 1997 includes the investment of the net proceeds from the issuance of the Company's Convertible Notes.

Net cash (used for) provided by financing activities totaled $(4.0) million and $59.1 million for the six months ended June 30, 1998 and 1997, respectively. Cash flows for financing activities for the six months ended June 30, 1998 relate primarily to the net borrowings and repayments associated with the Company's Receivables Financing program. In addition, the reduction in the Company's marketing results for its underwritten products resulted in a decrease in cash inflows used to finance agents' debit balances. Cash flows provided by financing activities for the six months ended June 30, 1997, included approximately $67.7 million in net cash resulting from the issuance of $70.0 million aggregate principal of Convertible Notes that was offset, in part, by cash payments of $8.6 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party and $1.1 million in net borrowings and repayments associated with the Company's Receivables Financing program.

The Company will require additional capital or a refinancing, recapitalization or other reorganization involving a significant reduction in, or exchange of equity for, outstanding indebtedness to satisfy its short-term and long-term cash requirements and there can be no assurance that sufficient additional capital can be obtained. The Company is evaluating its strategic alternatives with its financial advisor and an ad hoc committee of principal noteholders.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of June 30, 1998, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised.

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

The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At June 30, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At June 30, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997 and the six months ended June 30, 1998, material transactions are subject to approval by the department of insurance in each domiciliary state.

                                                                         PART II



Item 1 - Legal Proceedings (See Part I - Note 2 to the Consolidated Financial Statements).

          On December 17, 1997, a purported class action complaint, naming the Company, two current directors of the Company, one former director of the Company and two underwriters of the Company's Convertible Notes as defendants, was filed in the United States District Court for the
          Northern District of Texas on behalf of persons who purchased securities of the Company during the period October 31, 1996 through October 31, 1997. The complaint alleges that the Company materially overstated its earnings due to the Company's establishment of inadequate reserves for pending insurance claims. The plaintiff seeks unspecified money damages and certain costs and expenses. On April 30, 1998, the defendants filed separate motions to dismiss the complaint. On June 15, 1998, the plaintiff filed a motion for leave to file an amended complaint, which plaintiff asked the court to accept as a response to the defendants' motions to dismiss. Management believes that the lawsuit is without merit and it intends to defend this action vigorously.

Item 3 - Defaults Upon Senior Securities

          (a)  Debt Securities

               Effective November 3, 1997, Westbridge suspended the scheduled interest payments on its Senior Subordinated Notes and its Convertible Notes. The failure to make the scheduled interest payments resulted in an event of default under the Indentures relating to such Notes and also resulted in an event of default under the Credit Agreement. As a result of the existing events of defaults, the holders of such indebtedness may declare the outstanding principal amount thereof, together with accrued and unpaid interest thereon, to be due and payable immediately. If such Notes were to be accelerated, the Company does not have the ability to repay the indebtedness under the outstanding Convertible Notes, the Senior Subordinated Notes and the Credit Agreement. At June 30, 1998, approximately $1.7 million and $6.2 million of unpaid interest has been accrued on such Senior Subordinated Notes and Convertible Notes, respectively.

          (b)  Preferred Stock

               Effective October 31, 1997, Westbridge suspended payment of the scheduled dividends on its Series A Preferred Stock. At June 30, 1998, approximately $1.2 million of cumulative, unpaid dividends were accrued.

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

                                   WESTBRIDGE CAPITAL CORP.

                                   /s/ Patrick J. Mitchell
                                   ----------------------
                                   Patrick J. Mitchell
                                   President, Chief Operating Officer,
                                   Chief Financial Officer and Treasurer
                                   (On Behalf of the Registrant and as
                                   Principal Financial and Accounting Officer)









Dated at Fort Worth, Texas
August 11, 1998