Form 10-Q
period 1998-09-30
WESTBRIDGE CAPITAL CORP
filed 1998-11-12
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  For Quarterly Period Ended September 30, 1998


                          Commission File Number 1-8538



                            WESTBRIDGE CAPITAL CORP.
                   ------------------------------------------
             (Exact name of Registrant as specified in its Charter)


        DELAWARE                                                73-1165000
--------------------------                           --------------------------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

110 West Seventh Street, Suite 300, Fort Worth, Texas                76102
--------------------------------------------------------           ---------
(Address of Principal Executive Offices)                          (Zip Code)

                                  817-878-3300
                  -------------------------------------------
              (Registrant's Telephone Number, including Area Code)


                                 Not Applicable
               -------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____



Common Stock - Par Value $.10   7,035,809 Shares Outstanding at November 5, 1998

                                                                       Form 10-Q



                            WESTBRIDGE CAPITAL CORP.


This quarterly report, filed pursuant to Rule 13a-13 and 15d-13 of the General Rules and Regulations under the Securities Exchange Act of 1934, consists of the following information as specified in Form 10-Q:


                                                                                Page(s)


PART I - FINANCIAL INFORMATION

     Item 1 -  Financial Statements

     1.   Consolidated Balance Sheets at September 30, 1998, December 31,
          1997 and September 30, 1997.                                            3-4

     2.   Consolidated Statement of Operations for the Three and Nine
          Months Ended September 30, 1998 and 1997.                                 5

     3.   Consolidated Statement of Cash Flows for the Three and Nine
          Months Ended September 30, 1998 and 1997.                               6-7

     4.   Notes to Consolidated Financial Statements.                             8-10

     Item 2 -  Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                             11-24


PART II - OTHER INFORMATION

         Item 1 - Legal Proceedings                                                 25

         Item 3 - Defaults Upon Senior Securities                                   25

         Item 6 - Exhibits and Reports on Form 8-K                                  26

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS



                                                        September 30,         December 31,          September 30,
                                                            1998                  1997                  1997
                                                      ------------------    ------------------    ------------------
                                                         (unaudited)            (audited)            (unaudited)
                                                      ------------------    ------------------    ------------------


Investments:
   Fixed Maturities:
     Available-for-sale, at market value
       (amortized cost $116,066, $122,840
       and $130,407)                                    $     124,603         $     128,749         $     133,998
   Equity securities, at market                                 2,620                 4,770                 5,573
   Mortgage loans on real estate                                  324                   389                   398
   Investment real estate                                           -                   566                   816
   Policy loans                                                   280                   284                   277
   Short-term investments and certificates
     of deposit                                                 9,072                12,654                 2,853
                                                      ------------------    ------------------    ------------------

       Total Investments                                      136,899               147,412               143,915

Cash                                                            1,540                 1,030                 6,060
Accrued investment income                                       2,203                 2,453                 2,588
Receivables from agents, net of allowance
   for doubtful accounts                                       12,998                20,503                20,915
Deferred policy acquisition costs                              13,509                19,165                84,771
Leasehold improvements and equipment, at
   cost, net of accumulated depreciation and
   amortization                                                 1,653                 1,141                 1,327
Due from reinsurers                                             1,780                 3,219                 2,877
Commissions receivable                                          2,589                 1,389                 3,477
Deferred debt costs, net of accumulated
   amortization                                                 3,239                 4,046                 4,438
Other assets                                                    2,682                 2,498                 6,756
                                                      ------------------    ------------------    ------------------

       Total Assets                                     $     179,092         $     202,856         $     277,124
                                                      ==================    ==================    ==================

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY


                                                            September 30,         December 31,          September 30,
                                                                1998                  1997                  1997
                                                          ------------------    ------------------    ------------------
                                                             (unaudited)            (audited)            (unaudited)
                                                          ------------------    ------------------    ------------------

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                 $      54,120           $    55,811         $      55,985
     Claims                                                        45,522                51,784                53,090
                                                          ------------------    ------------------    ------------------
                                                                   99,642               107,595               109,075

Accounts payable and accruals                                       3,626                 3,846                 6,180
Commission advances payable                                         1,774                 4,702                 6,306
Accrued dividends and interest payable                             10,840                 4,972                 2,907
Other liabilities                                                   7,268                 5,612                 6,002
Deferred income taxes, net                                              -                     -                     -
Notes payable                                                       7,618                13,100                13,110
Senior subordinated notes, net of unamortized
   discount, due 2002                                              19,523                19,447                19,422
Convertible subordinated notes, due 2004                           70,000                70,000                70,000
                                                          ------------------    ------------------    ------------------

       Total Liabilities                                          220,291               229,274               233,002
                                                          ------------------    ------------------    ------------------

Redeemable Series A Preferred Stock                                11,935                19,000                19,000
                                                          ------------------    ------------------    ------------------

Stockholders' (Deficit) Equity:
   Common stock ($.10 par value, 30,000,000
     shares authorized; 7,035,793, 6,195,439
     and 6,224,039 shares issued)                                     703                   620                   622
   Capital in excess of par value                                  37,641                30,843                31,098
   Accumulated other comprehensive income,
     net of tax                                                     5,594                 4,649                 2,972
   Retained deficit                                              (97,072)              (81,530)               (9,400)
                                                          ------------------    ------------------    ------------------
                                                                 (53,134)              (45,418)                25,292
Less - Aggregate of shares held in treasury and
   investment by affiliate in Westbridge Capital Corp.
   common stock (28,600 at September 30, 1997),
   at cost                                                              -                     -                 (170)
                                                          ------------------    ------------------    ------------------

     Total Stockholders' (Deficit) Equity                        (53,134)              (45,418)                25,122
                                                          ------------------    ------------------    ------------------

       Total Liabilities, Redeemable Preferred
         Stock and Stockholders' (Deficit) Equity           $     179,092           $   202,856         $     277,124
                                                          ==================    ==================    ==================




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                        September 30,
                                                 ------------------------------      --------------------------------
                                                     1998             1997               1998              1997
                                                 -------------    -------------      -------------    ---------------

Revenues:
   Premiums:
     First-year                                  $      4,289     $      8,618       $     15,979     $     30,447
     Renewal                                           28,989           31,832             89,989           91,845
                                                 -------------    -------------      -------------    ---------------
                                                       33,278           40,450            105,968          122,292
   Net investment income                                2,929            3,207              9,287            7,963
   Fee and service income                               4,085            4,525             12,184           12,133
   Net realized gain on investments                     1,576              223              2,105              355
                                                 -------------    -------------      -------------    ---------------
                                                       41,868           48,405            129,544          142,743
                                                 -------------    -------------      -------------    ---------------
Benefits, claims and expenses:
   Benefits and claims                                 23,696           52,544             77,544          109,026
   Amortization of deferred policy
     acquisition costs                                  1,448            9,292              3,396           22,622
   Commissions                                          6,884            4,993             25,083           11,960
   General and administrative expenses                  6,833            8,667             20,733           23,935
   Recognition of premium deficiency                    4,948                -              4,948                -
   Reorganization expense                               1,606                -              3,706            3,100
   Taxes, licenses and fees                             1,234            1,533              3,965            4,615
   Interest expense                                     1,882            2,096              6,186            5,022
                                                 -------------    -------------      -------------    ---------------
                                                       48,531           79,125            145,561          180,280
                                                 -------------    -------------      -------------    ---------------
Loss before income taxes                               (6,663)         (30,720)           (16,017)         (37,537)
Provision for (benefit from) income taxes                 244          (10,752)              (995)         (13,138)
                                                 -------------    -------------      -------------    ---------------
Loss before extraordinary item                         (6,907)         (19,968)           (15,022)         (24,399)
Extraordinary loss from early
   extinguishment of debt, net of tax                       -                -                  -           (1,007)
                                                 -------------    -------------      -------------    ---------------
   Net loss                                      $     (6,907)     $   (19,968)       $   (15,022)    $    (25,406)
                                                 =============    =============      =============    ===============

Preferred stock dividends                                 111              392                520            1,180
                                                 -------------    -------------      -------------    ---------------
Loss applicable to common
   stockholders                                  $     (7,018)     $   (20,360)       $   (15,542)     $   (26,586)
                                                 =============    =============      =============    ===============

Earnings per common share:
   Basic:
     Loss before extraordinary item              $      (1.01)     $     (3.29)       $     (2.39)     $     (4.18)
     Extraordinary item                                     -                -                  -             (.16)
                                                 -------------    -------------      -------------    ---------------
       Net loss                                  $      (1.01)     $     (3.29)       $     (2.39)     $     (4.34)
                                                 =============    =============      =============    ===============
   Diluted:
     Loss before extraordinary item              $      (1.01)     $     (3.29)       $     (2.39)     $     (4.18)
     Extraordinary item                                     -                -                  -             (.16)
                                                 -------------    -------------      -------------    ---------------
       Net loss                                  $      (1.01)     $     (3.29)       $     (2.39)     $     (4.34)
                                                 =============    =============      =============    ===============

Weighted average shares outstanding:
   Basic                                                6,938            6,189              6,507            6,125
                                                 =============    =============      =============    ===============
   Diluted                                              6,938            6,189              6,507            6,125
                                                 =============    =============      =============    ===============


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,
                                                         -----------------------------    -----------------------------
                                                             1998            1997            1998             1997
                                                         -------------    ------------    ------------     ------------

Cash Flows From Operating Activities:
   Loss applicable to common stockholders                $    (7,018)     $   (20,360)     $  (15,542)      $  (26,586)
   Adjustments to reconcile net loss to net cash
     provided by (used for) operating activities:
   Recognition of premium deficiency                           4,948                -           4,948                -
   Amortization of deferred policy acquisition costs           1,448            9,292           3,396           22,622
   Depreciation expense                                          121              119             336              356
   Decrease (increase) in receivables from agents              2,353              718           7,505           (2,604)
   Addition to deferred policy acquisition costs              (1,425)          (6,586)         (2,688)         (23,522)
   Decrease (increase) in due from reinsurers                    129            1,154           1,439           (1,421)
   (Increase) decrease in commissions receivable                (372)           2,079          (1,200)             (71)
   Decrease (increase) in deferred debt costs                    171               70             807           (1,622)
   Decrease (increase) in other assets                           333           (1,991)           (184)          (2,318)
   (Decrease)   increase  in  policy   liabilities  and       (4,562)          22,080          (7,953)          15,685
accruals
   Increase (decrease) in accounts payable and accruals          520               68            (220)           4,373
   (Decrease) increase in commission advances payable         (1,603)          (2,911)         (2,928)           1,938
   Increase in accrued dividends and interest payable          1,763            1,302           5,868            2,218
   Increase (decrease) in other liabilities                      115           (2,328)          1,656            4,302
   Decrease in deferred income taxes, net                          -           (8,735)              -          (10,299)
   Other, net                                                     15              291            (298)            (503)
                                                         -------------    ------------    ------------     ------------
   Net Cash Used For Operating Activities                     (3,064)          (5,738)         (5,058)         (17,452)
                                                         -------------    ------------    ------------     ------------

Cash Flows From Investing Activities:
   Proceeds from investments sold:
     Fixed maturities, called or matured                       1,538            6,144           6,664            8,905
     Fixed maturities, sold                                      671            2,814          12,014           15,822
     Short-term investments, sold or matured                   2,833                -           4,138            9,740
     Other investments, sold or matured                        1,015               14           1,646              367
   Cost of investments acquired                               (2,135)         (13,258)        (12,564)         (73,558)
   Additions to leasehold improvements and equipment,
     net of retirements                                          (85)            (175)           (848)            (372)
                                                         -------------    ------------    ------------     ------------
   Net Cash Provided By (Used For) Investing Activities        3,837           (4,461)         11,050          (39,096)
                                                         -------------    ------------    ------------     ------------

Cash Flows From Financing Activities:
   Issuance of notes payable                                   1,256            6,019           4,230           15,102
   Repayment of notes payable                                 (2,690)          (3,273)         (9,712)         (23,202)
   Issuance of convertible notes                                   -                -               -           70,000
   Issuance of common stock                                        -               51               -              140
   Repurchase and cancellation of common stock                     -             (299)              -             (445)
                                                         -------------    ------------    ------------     ------------
   Net Cash (Used For) Provided By Financing Activities       (1,434)           2,498          (5,482)          61,595
                                                         -------------    ------------    ------------     ------------
   Decrease (increase) In Cash During Period                    (661)          (7,701)            510            5,047
   Cash at Beginning Of Period                                 2,201           13,761           1,030            1,013
                                                         -------------    ------------    ------------     ------------
   Cash at End Of Period                                 $     1,540      $     6,060     $     1,540      $     6,060
                                                         =============    ============    ============     ============

Supplemental Disclosures Of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                            $       137      $       880     $       664      $     3,001
     Income taxes                                        $       300      $        70     $       793      $       118



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES


During the three months ended September 30, 1998, one thousand three hundred and twenty-five (1,325) shares of the Company's Series A Convertible Redeemable Exchangeable Preferred Stock ("Series A Preferred Stock") were converted into shares of Westbridge's common stock, par value $.10 per share ("Common Stock"). The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $1,325,000 and were converted into 157,551 shares of Common Stock.

During the nine months ended September 30, 1998, seven thousand and sixty-five (7,065) shares of the Company's Series A Preferred Stock were converted into shares of Westbridge's Common Stock. The converted shares of Series A Preferred Stock had an aggregate liquidation preference of $7,065,000 and were converted into 840,071 shares of Common Stock




The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


NOTE 1 - FINANCIAL STATEMENTS

General. The accompanying unaudited consolidated financial statements for Westbridge Capital Corp. ("Westbridge" and, together with its consolidated subsidiaries, the "Company") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1997 amounts in order to conform to 1998 financial statement presentation.

Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the
Company's Quarterly Reports on Form 10-Q for the three months ended March 31, 1998 and June 30, 1998, and the Company's periodic filings on Form 8-K during 1998.

Recognition of Premium Deficiency. During the nine months ended September 30, 1998, the Company continued to experience adverse loss ratios and declining persistency on its old Medical Expense and Medicare Supplement products, although the loss ratios for the third quarter of 1998 reflected an improvement over the first and second quarters of 1998. As a result of these factors, the Company undertook a revaluation of the recoverability of Deferred Policy Acquisition Costs ("DPAC") in the third quarter. Based on the results of this review, the Company determined that a premium deficiency existed and recorded a non-cash charge to expense of approximately $5.0 million for the quarter and nine months ended September 30, 1998. This adjustment had no impact on the Company's cash position or on the statutory capital and surplus of the Insurance Subsidiaries (as defined herein) as of September 30, 1998.

Generally accepted accounting principles require the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. The combination of adverse claim loss ratios and declining policy persistency during the nine months ended September 30, 1998 affected the future profit margins available to absorb amortization of DPAC.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

In the normal course of business operations, National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), American
Insurance Company of Texas ("AICT"), and Freedom Life Insurance Company of America ("FLICA"), Westbridge's primary insurance subsidiaries ("Insurance Subsidiaries"), are routinely involved in various claims disputes and other business related disputes. In the opinion of management, the disposition of these matters will have no material adverse effect on the Company's consolidated financial position.

NOTE 3 - RECENT DEVELOPMENTS

On September 16, 1998 (the "Petition Date"), the Company commenced a reorganization case (the "Chapter 11 Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In addition, on September 16, 1998, the Company filed a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan") with the Bankruptcy Court. The Disclosure Statement and the Plan were subsequently amended on October 28, 1998. The filing of the Disclosure Statement and Plan culminated months of negotiations between the Company and an ad hoc committee (the "Ad Hoc Committee") of holders of its 11% Senior Subordinated Notes (the "Senior Notes") and 7-1/2% Convertible Subordinated Notes (the "Convertible Notes"). On October 30, 1998, the Company's Disclosure Statement was approved by entry of an order by the Bankruptcy Court. The Company will be distributing its Disclosure Statement and Plan, along with ballots to vote to accept or reject the Plan and certain other materials approved by the Bankruptcy Court, to the holders of allowed claims and equity security interests. A summary of the key terms of the Plan is provided in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" contained in this Report.

NOTE 4 - EARNINGS PER SHARE

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share," ("SFAS 128") that revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." SFAS 128 established two measures of earnings per share: "basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. Diluted weighted average shares exclude all convertible securities for loss periods.

The Company adopted SFAS 128 for the year ended December 31, 1997 and has restated the earnings per share computations for the three and nine months ended September 30, 1997 to conform to this pronouncement.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," ("SFAS 130"). This pronouncement requires comprehensive income (loss) and its components to be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. Comprehensive income (loss) equals the total of net income (loss) and all other non-owner changes in equity. For the Company, comprehensive income (loss) will equal its reported consolidated net income
(loss) plus the change in the unrealized appreciation (depreciation) of marketable securities from the previously reported period. Currently, this accumulated other comprehensive income, net of tax, is reported in the Company's Consolidated Balance Sheets as a separate component of stockholders' equity.

Comprehensive income (loss) is as follows, in thousands:

                                                         Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                  -------------------------------    -------------------------------
                                                       1998              1997             1998              1997
                                                  -------------    --------------    -------------    --------------

Loss applicable to common shareholders            $    (7,018)     $   (20,360)      $   (15,542)     $   (26,586)
Other comprehensive income (loss):
  Unrealized holding gains arising during
     period, net of tax                                 1,120              210              2,193           2,146
  Less:  reclassification adjustment for
     gains included in net income, net
     of tax                                            (1,024)            (145)           (1,248)            (231)
                                                  -------------    --------------    -------------    --------------
Comprehensive loss, net of tax                    $    (6,922)     $   (20,295)      $   (14,597)     $   (24,671)
                                                  =============    ==============    =============    ==============

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, requires companies to report segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among the information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. The adoption of SFAS 131 in 1998 will not change the number or designation of the reportable segments currently disclosed in the Company's Consolidated Financial Statements.

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

                            WESTBRIDGE CAPITAL CORP.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RECENT DEVELOPMENTS

Voluntary Petition for Relief Under Chapter 11 of the U.S. Bankruptcy

On September 16, 1998 (the "Petition Date"), the Company commenced a reorganization case (the "Chapter 11 Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"). In addition, on September 16, 1998, the Company filed a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan") with the Bankruptcy Court. The Disclosure Statement and the Plan were subsequently amended on October 28, 1998. The filing of the Disclosure Statement and Plan culminated months of negotiations between the Company and an ad hoc committee (the "Ad Hoc Committee") of holders of its 11% Senior Subordinated Notes (the "Senior Notes") and 7-1/2% Convertible Subordinated Notes (the "Convertible Notes"). On October 30, 1998, the Company's Disclosure Statement was approved by entry of an order by the Bankruptcy Court. The Company will be distributing its Disclosure Statement and Plan, along with ballots to vote to accept or reject the Plan and certain other materials approved by the Bankruptcy Court, to the holders of allowed claims and equity security interests.

Key Terms of the Plan. The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each such instance reference is made to the Plan, a copy of which is filed as an exhibit to this Report. Each such statement is qualified in its entirety by such reference. On October 30, 1998, the Bankruptcy Court determined that the Disclosure Statement contains adequate information to permit a creditor or equity security holder to make an informed decision about the Plan. The Plan will now be presented to Westbridge's impaired creditors and equity security holders for acceptance or rejection.

Westbridge's Plan provides for the recapitalization of existing debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Key terms of the Plan include the following:

*    Realignment and deleveraging of Westbridge's current capital structure.

* The distribution of new convertible preferred stock to Credit Suisse First Boston ("CSFB") in exchange for its Senior Notes.

*    Cash payment in full of the Senior Notes held by creditors other than CSFB.

* The distribution of new common stock and warrants to (a) Westbridge's general unsecured creditors, (b) holders of Westbridge's Convertible Notes,
     (c) holders of Westbridge's Series A Preferred Stock, and (d) holders of Westbridge's old common stock.

* The settlement of a putative class action brought on behalf of certain purchasers and sellers of Westbridge's Convertible Notes and old common stock during the period October 31, 1996 through October 31, 1997, which is currently pending in the United States District Court for the Northern District of Texas.

* A Stock Option Program for management to purchase, in the aggregate, up to 10% of the shares of new common stock of the Company on a fully diluted basis, thereby providing incentives to return the Company to profitability and to maximize stakeholder value.

* A Marketing Agent Stock Option Program for the Company's marketing agents to purchase, in the aggregate, up to 3% of the shares of new common stock of the Company on a fully diluted basis, thereby providing incentives to generate future sales of the Company's new insurance products.

In order to provide Westbridge with sufficient funds to make the cash distributions which are expected to be paid to the holders of its Senior Notes under the Company's Plan, the Company has entered into a Stock Purchase Agreement with CSFB, a significant noteholder, pursuant to which CSFB has agreed, subject to the conditions contained therein, to purchase all of the shares of the new convertible preferred stock which are not otherwise distributed under the Plan. Under the terms of the Plan, it is expected that CSFB will become the largest shareholder of reorganized Westbridge.

Emergence from the Chapter 11 Case. In order for the Company to reorganize and emerge from Chapter 11 protection, the Bankruptcy Court must confirm a plan of reorganization. The Company will be distributing its Disclosure Statement and Plan, along with ballots to vote to accept or reject the Plan and certain other materials approved by the Bankruptcy Court, to the holders of all classes of impaired creditors and equity security interests. The Bankruptcy Court has scheduled a hearing to confirm the Plan on December 17, 1998. Among other things, to confirm a plan the Bankruptcy Court is generally required to find that (a) each impaired class of creditors and equity security holders will, pursuant to the Plan, receive at least as much as the class would have received in liquidation of the Company, (b) each impaired class of creditors and equity security holders has accepted the Plan by the requisite vote, and (c) confirmation of the Plan is not likely to be followed by the liquidation or need for further financial restructuring of the Company. If any impaired class of creditors and equity security holders does not accept a plan and assuming that all other requirements of the Bankruptcy Code are met, the plan proponents may invoke the so-called "cram-down" provisions of the Bankruptcy Code, whereby the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors and equity security holders if, among other things, the plan is fair and equitable and does not discriminate unfairly with respect to each impaired class of claims or interests that has not accepted the plan. The Official Creditors' Committee has expressed support for the Plan. The effectiveness of the Plan is subject to various conditions precedent.

Determination of Premium Deficiency

During the nine months ended September 30, 1998, the Company continued to experience adverse loss ratios and declining persistency on its old Medical Expense and Medicare Supplement products, although the loss ratios for the third quarter of 1998 reflected an improvement over the first and second quarters of 1998. As a result of these factors, the Company undertook a revaluation of the recoverability of Deferred Policy Acquisition Costs ("DPAC") in the third quarter. Based on the results of this review, the Company determined that a premium deficiency existed and recorded a non-cash charge to expense of approximately $5.0 million for the quarter and nine months ended September 30, 1998. This adjustment had no impact on the Company's cash position or on the statutory capital and surplus of the Insurance Subsidiaries as of September 30, 1998.

Generally accepted accounting principles require the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. The combination of adverse claim loss ratios and declining policy persistency during the nine months ended September 30, 1998 affected the future profit margins available to absorb amortization of DPAC.

The Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.



FORWARD-LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The preceding statements and certain other statements contained in the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team with respect to the timing of, completion of and scope of the current restructuring, proposed reorganization plan, and strategic business plan as well as the assumptions upon which such statements are based. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to, the effect of economic and market conditions, further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses, actions that may be taken by insurance regulatory authorities, unexpected developments which may occur in the Chapter 11 case, adverse developments in the timing or results of the Company's current strategic business plan (including the time line to emerge from Chapter 11), the difficulty in controlling health care costs and integrating new operations, the ability of the Company to realize anticipated general and administrative expense savings and overhead reductions presently contemplated, the ability of the Company to return the Company's operations to profitability, the level and nature of any restructuring charges, and the possible negative effects of prospective health care reform. Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 8-K during 1998, Form 10-Q for the quarters ended June 30, 1998 and March 31, 1998, and the Company's Form 10-K for the year ended December 31, 1997. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Quarterly Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.


BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets, and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, amortization of DPAC, commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness under the Credit Agreement. In addition to the foregoing expenses and prior to the filing of the Chapter 11 Case, Westbridge was obligated to pay interest on its Senior Notes and Convertible Notes, and dividends on its Series A Preferred Stock if, and when, declared by the Board of Directors.

Fee and service income is generated from (i) commissions received by the Company for sales of unaffiliated managed care products underwritten primarily by HMOs and other managed care organizations, (ii) telemarketing services, and (iii) printing services.

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

                                                          Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                   ------------- -- --------------    ------------- -- --------------
                                                        1998             1997              1998             1997
                                                   -------------    --------------    -------------    --------------
Company-Issued Policies:
     First-year premiums                           $      4,183     $      8,569      $     15,623     $     29,860
     Renewal premiums                                    19,426           20,964            59,879           57,759
                                                   -------------    --------------    -------------    --------------
     Total Company-issued policy premiums                23,609           29,533            75,502           87,619
                                                   -------------    --------------    -------------    --------------

Acquired Policies:
     AII                                                  1,522            1,772             4,656            5,464
     LHI                                                    329              377             1,021            1,171
     DNL                                                    635              706             2,013            2,140
     NFIC and AICT                                        4,608            5,026            14,306           15,935
     FLICA and others                                     2,575            3,036             8,470            9,963
                                                   -------------    --------------    -------------    --------------
     Total acquired policy premiums                       9,669           10,917            30,466           34,673
                                                   -------------    --------------    -------------    --------------

     Total Premiums                                $     33,278     $     40,450      $    105,968     $    122,292
                                                   =============    ==============    =============    ==============

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


YEAR 2000 ISSUES

The Company has initiated an enterprise-wide program designed to determine whether all of its Information Technology ("I/T"), such as computer systems and related software applications, and non-I/T systems, such as facsimile machines and copy machines, will function properly as the millennium (the "Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

The Company is highly reliant upon computer systems and software, as are many of the Company's principal businesses with which it interacts. The Company's ability to service its policyholders and agents is dependent upon accurate and timely transaction reporting. Transaction reporting in turn is dependent upon the Company's highly complex interdependent computer hardware, software, telecommunications and desktop applications, and the information obtained from its critical business partners.

The Company's overall Year 2000 remediation effort has focused on preparing the computer systems, infrastructure and facilities for the Year 2000. The following phases encompass the Year 2000 plan: (i) assessment of all business critical systems, including I/T and non-I/T systems, (ii) remediation or upgrading of business critical systems, (iii) testing of remediated and updated systems, (iv) implementation of remediated and updated systems, and (v) contingency planning.

The Company has engaged certain outside vendors and dedicated certain employees on a full time basis to help in the full array of its Year 2000 efforts. This includes system assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and testing resources.

Under the Company's enterprise-wide remediation program, the most effective I/T systems solution will be to purchase a new, more modern, Year 2000 compliant system. This replacement effort is well underway, on schedule, and targeted for implementation in the third quarter of 1999.

The cost of the I/T systems replacement will be capitalized as an asset and amortized over the expected useful life of the system. The cost to remediate the existing I/T systems will be charged to operating expense as incurred.

The Company has also completed the assessment of its non-I/T systems and is currently remediating and upgrading those systems. This component of the enterprise-wide remediation program is on schedule and is targeted for completion in the fourth quarter of 1999. The non-I/T systems have been prioritized to remediate critical systems early in 1999 and non-critical systems later in the year.

Another significant component of the Company's enterprise-wide remediation effort is to determine whether critical business partners and vendors are Year 2000 compliant. The assessment and testing of the Year 2000 readiness of these critical business partners and vendors have been integrated with the Company's I/T and non-I/T Year 2000 system strategies. As a part of this process, the Company has written letters and corresponded with its outside vendors and critical business partners to determine whether they are also prepared for the Year 2000.

The Company's contingency plan is to make the existing I/T systems, which are to be replaced, Year 2000 compliant. This effort is currently in the remediation and testing phases of the project and is scheduled to be completed during the second quarter of 1999. The Company's contingency plan has identified and prioritized the Year 2000 exposures within the existing I/T systems. By remediating these I/T exposures on a priority basis, the Company is working to limit its Year 2000 contingency risk to lower priority I/T exposures in the event that the Company's most reasonably likely worst case Year 2000 scenario were to occur.

The most reasonably likely worst case Year 2000 scenario would be that certain functions within the Company's existing I/T systems would incorrectly process policy information such as policy paid-to dates, premium billings, commissions and claims. Under this scenario, the Company anticipates these issues would be both isolated and temporary.

The Company expects to incur internal staff costs as well as consulting and other expenses of approximately $4.0 to $5.0 million related to computer systems, infrastructure, and facilities enhancements necessary to prepare for the Year 2000. For the nine months ending September 30, 1998, the Company has incurred approximately $0.3 million in expenses associated with this effort.

The Company expects its Year 2000 program to be completed in a timely manner; however, the Year 2000 computer problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such potential, unforeseen problems in the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.


RESULTS OF OPERATIONS

Three Months and Nine Months Ended September 30, 1998 Compared With Same Periods Ended September 30, 1997

Premiums

Three months ended September 30, 1998. Premiums decreased $7.2 million, or 17.8%, from $40.5 million to $33.3 million as a result of declining persistency of inforce policies and a reduction in the Company's marketing results. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $4.4 million, or 51.2%, a decrease in renewal premiums from Company-issued policies of $1.5 million, or 7.2%, and a decrease in renewal premiums from acquired policies of $1.3 million, or 11.9%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease in Medical Expense premiums of $2.6 million, or 41.9%, a decrease in Medicare Supplement premiums of $1.5 million, or 88.2%, and a decrease in Specified Disease and other premiums of $0.3 million, or 42.9%.

The decrease in renewal premiums from Company-issued policies was attributable to a decrease in Medicare Supplement premiums of $1.3 million, or 18.1%, a decrease in Medical Expense premiums of $0.4 million, or 3.9%, a decrease in other premiums of $0.2 million, and was offset by an increase in Specified Disease premiums of $0.4 million, or 12.5%.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $0.5 million, or 18.5%, from the policies acquired from FLICA, a decrease of $0.3 million, or 6.0%, from the policies acquired in the NFIC and AICT acquisition, and a decrease of $0.5 million, or 20.0%, from the policies acquired from AII and other acquisitions.

Nine months ended September 30, 1998. Premiums decreased $16.3 million, or 13.3%, from $122.3 million to $106.0 million as a result of declining persistency of inforce policies and a reduction in the Company's marketing results. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $14.3 million, or 47.8%, a decrease in renewal premiums from acquired policies of $3.9 million, or 11.5%, and a decrease in first-year premiums from acquired policies of $0.2 million, or 33.3%, and was offset by an increase in renewal premiums from Company-issued policies of $2.1 million, or 3.6%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease in Medical Expense premiums of $7.8 million, or 37.5%, a decrease in Medicare Supplement premiums of $6.2 million, or 81.6%, and a decrease in other premiums of $0.4 million, and was offset by an increase in Specified Disease premiums of $0.1 million, or 9.1%.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $1.6 million, or 10.1%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $1.2 million, or 14.0%, from the policies acquired from FLICA, and a decrease of $1.1 million, or 11.6%, from the policies acquired from AII and other acquisitions.

The decrease in first-year premiums from acquired policies was attributable to a decrease of $0.2 million, or 40.0%, from the policies acquired from FLICA.

The increase in renewal premiums from Company-issued policies was attributable to an increase in Medical Expense premiums of $2.5 million, or 9.1%, and an increase in Specified Disease premiums of $0.6 million, or 6.4%, and was offset by a decrease in Medicare Supplement premiums of $1.0 million, or 5.0%.


Net Investment Income. Net investment income decreased $0.3 million, or 9.4%, from $3.2 million to $2.9 million for the three months ended September 30, 1998. The decrease in net investment income is due to a lower average investment base during the three months ended September 30, 1998 as compared to the same period a year ago. Net investment income increased $1.3 million, or 16.3%, from $8.0 million to $9.3 million for the nine months ended September 30, 1998. The increase was attributable to a higher average investment base resulting from the net proceeds received from the Company's sale of its Convertible Notes during the second quarter of 1997 and from higher average portfolio yields.

Fee and Service Income. Fee and service income decreased $0.4 million, or 8.9%, from $4.5 million to $4.1 million for the three months ended September 30, 1998. The Company's sales of unaffiliated managed care products were lower in the third quarter of 1998 than in the same period in the prior year. Fee and service income increased $0.1 million, or 0.8%, from $12.1 million to $12.2 million for the nine months ended September 30, 1998. This increase was primarily attributable to commissions earned during the first quarter of 1998 on unaffiliated managed care product sales.

Benefits and Claims. During the nine months ended September 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

Three months ended September 30, 1998. Benefits and claims expense decreased $28.9 million, or 54.9%, from $52.6 million to $23.7 million. This decrease was attributable to a decrease in benefits and claims expense from Company-issued and acquired policies of $23.5 million and $5.4 million, or 57.0% and 47.4%, respectively.

The decrease in benefits and claims expense from Company-issued policies was primarily attributable to a decrease in Medical Expense claims of $16.2 million, or 59.6%, and a decrease in Medicare Supplement claims of $5.8 million, or 53.7%, and a decrease in Specified Disease and other claims of $1.5 million, or 48.4%.

The decrease in benefits and claims expense from acquired policies was primarily attributable to a decrease of $3.3 million, or 52.4%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $1.0 million, or 76.9%, from the policies acquired from LHI and DNL, a decrease of $0.4 million, or 28.6% from the policies acquired from AII, and a decrease of $0.7 million, or 29.1%, from the policies acquired from FLICA.

Nine months ended September 30, 1998. Benefits and claims expense decreased $31.6 million, or 29.0%, from $109.1 million to $77.5 million. This decrease was attributable to a decrease in benefits and claims expense from Company-issued policies of $22.4 million, or 28.2%, and a decrease from acquired policies of $9.2 million, or 31.1%.

The decrease in benefits and claims expense from Company-issued policies was primarily attributable to a decrease in Medical Expense claims of $13.1 million, or 27.3%, a decrease in Medicare Supplement claims of $8.7 million, or 34.5%, and a decrease in Specified Disease claims of $0.6 million, or 9.8%.

The decrease in benefits and claims expense from acquired policies was primarily attributable to a decrease of $6.3 million, or 37.5%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $1.5 million, or 28.8%, from the policies acquired from FLICA, a decrease of $0.8 million, or 20.0%, from the policies acquired from AII, and a decrease of $0.6 million, or 16.7%, from the policies acquired from LHI and DNL.

Amortization of DPAC. The Company recognized a $5.0 million non-cash charge of DPAC during the third quarter of 1998 (see "Recent Developments - Recognition of Premium Deficiency") and recognized a $65.0 million non-cash charge of DPAC during the fourth quarter of 1997. As a result, the Company is currently recording commission expense on such old lines of business that would ordinarily be deferred and amortized as a component of DPAC. For comparative purposes, current period DPAC amortization is lower than prior periods and commission expense is higher than prior periods.

Three months ended September 30, 1998. Amortization of DPAC decreased $7.9 million, or 84.9%, from $9.3 million to $1.4 million. This variance was attributable to decreases of $5.4 million and $3.3 million, from Company-issued Medical Expense products and Medicare Supplement products, respectively, and was offset by increases of $0.6 million and $0.2 million in acquired policies and Specified Disease products, respectively.

Nine months ended September 30, 1998. Amortization of DPAC decreased $19.2 million, or 85.0%, from $22.6 million to $3.4 million. This variance was attributable to decreases of $13.1 million, $6.1 million and $0.2 million, from Company-issued Medical Expense products, Company-issued Medicare Supplement products, and acquired policies, respectively, and was offset by an increase of $0.2 million from Specified Disease and other products.

Commissions

Three months ended September 30, 1998. Commissions increased $2.2 million, or 46.8%, from $4.7 million to $6.9 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC and an increase in the amounts that are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $1.6 million on Company-issued policies and $0.6 million, or 26.1%, on sales of unaffiliated insurance products.

Nine months ended September 30, 1998. Commissions increased $13.2 million, or 110.9%, from $11.9 million to $25.1 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC and an increase in the amounts that are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $12.2 million on Company-issued policies and $1.3 million, or 17.3%, on sales of unaffiliated insurance products, and was offset by a decrease in commissions on sales of acquired policies of $0.3 million, or 8.1%.

General and Administrative Expenses. For the three months ending September 30, 1998, general and administrative expenses decreased $1.9 million, or 21.8%, from $8.7 million to $6.8 million. For the nine months ending September 30, 1998, general and administrative expenses decreased $3.2 million, or 13.4%, from $23.9 million to $20.7 million. These decreases were primarily attributable to corporate overhead reduction initiatives that were implemented beginning in the fourth quarter of 1997.

Recognition of Premium Deficiency. For the quarter ended September 30, 1998, the Company recorded a non-cash charge to expense of approximately $5.0 million. This adjustment has no impact on the Company's cash position at September 30, 1998 and does not impact the statutory capital and surplus of the Insurance Subsidiaries. See "Recent Developments - Recognition of Premium Deficiency".

Reorganization Expense. The Company is responsible for paying the fees of certain professional advisors in connection with the Chapter 11 Case. During the three and nine months ended September 30, 1998, the Company incurred approximately $1.6 million and $3.7 million, respectively, in expenses related to these efforts. During the nine months ended September 30, 1997, the Company incurred approximately $3.1 million in reorganization expenses related to an internal reorganization of management.

Taxes, Licenses and Fees. Taxes, licenses and fees decreased $0.3 million, or 20.0% from $1.5 million to $1.2 million for the three months ended September 30, 1998. Taxes, licenses and fees decreased $0.6 million, or 13.0%, from $4.6 million to $4.0 million for the nine months ended September 30, 1998. These decreases are attributable to the declining premium base for which premium taxes are levied.

Interest Expense. Commensurate with the filing of the Chapter 11 Case, interest on the Company's Convertible Notes ceases to accumulate. Accordingly, pre-petition accrued interest totaled approximately $7.3 million on such Convertible Notes as of September 30, 1998.

Under the terms of the Plan, interest on the Senior Notes continues to accrue post-petition at the rate of 11% per annum. Accordingly, pre-petition accrued interest totaled approximately $2.1 million and post-petition accrued interest totaled approximately $0.1 million on such Senior Notes as of September 30, 1998.

Interest expense decreased $0.2 million, or 9.5%, from $2.1 million to $1.9 million for the three months ended September 30, 1998 due to the stay of interest on the Convertible Notes as of the Petition Date. Interest expense increased $1.2 million, or 24.0%, from $5.0 million to $6.2 million for the nine months ended September 30, 1998 due to the accrued but unpaid interest expense related to the issuance of $70.0 million aggregate principal of the Company's Convertible Notes in the second quarter of 1997.

Provision for (benefit from) Income Taxes. During 1997, the benefit from income taxes was calculated by applying the 35% statutory federal tax rate to the Company's pre-tax income for the three and nine months ended September 30, 1997. The change in the benefit from income taxes during 1998 is directly attributable to the net loss recorded by the Company for the three and nine months ended September 30, 1998. As a result, net operating loss carryforwards ("NOLs") were generated that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. In this connection, the Company has recorded a valuation allowance that significantly reduces its benefit from income taxes for the current year from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for the three and nine months ended September 30, 1998.

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

Preferred Stock Dividends. Commensurate with the filing of the Chapter 11 Case, dividends on the Company's Series A Preferred Stock cease to accumulate. Accordingly, the Company has recorded approximately $1.3 million of pre-petition accrued dividends on such Series A Preferred Stock as of September 30, 1998.

During the three months ended September 30, 1998, one thousand three hundred twenty-five (1,325) shares of the Company's Series A Preferred Stock were converted into 157,551 shares of the Company's Common Stock. As a result of this conversion of shares, the Company was no longer required to hold an accrual for the unpaid, cumulative preferred stock dividends associated with the converted shares.

The Company's charge for preferred stock dividends for the three months ended September 30, 1998 represents the accumulated preferred dividends on 11,935 shares of Series A Preferred Stock from July 1, 1998 through the Petition Date reduced by the accrual of dividends from October 31, 1997 to June 30, 1998 that was foregone as a result of the share conversion during the quarter.

FINANCIAL CONDITION

Liquidity, Capital Resources and Statutory Capital and Surplus

Westbridge

Westbridge is an insurance holding company, the principal assets of which consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Westbridge's sources of funds are comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance company subsidiaries, and tax contributions under a tax sharing agreement among Westbridge and its subsidiaries. In addition, for the nine months ended September 30, 1998, Westbridge made capital contributions totaling approximately $5.5 million to its Insurance Subsidiaries. As of September 30, 1998, Westbridge had approximately $10.5 million in unrestricted cash and invested assets.

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

Generally, all states require insurance companies to maintain capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and for the nine months ended September 30, 1998, Westbridge does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

After a long and careful review of Westbridge's existing business and prospects as an ongoing business, Westbridge, in consultation with its legal and financial advisors and the Ad Hoc Committee and its legal and financial advisors, concluded that recoveries to creditors and equity security holders will be maximized by Westbridge's continued operation as a going concern under the terms of the Plan. To achieve that higher value, the Plan contemplates (i) the distribution of cash to the holders of the Senior Notes and the sale of new convertible preferred stock to CSFB and, at their option, holders of the Convertible Note claims as of May 20, 1998 to fund such distributions, (ii) the issuance of new convertible preferred stock to CSFB as a holder of Senior Note claims, (iii) the issuance of new common stock to the holders of unsecured claims, including, but not limited to, the holders of Convertible Note claims,
(iv) the issuance of new common stock and new warrants to the holders of old Series A Preferred Stock and old common stock, (v) the cancellation of old common stock, old warrants, old Series A Preferred Stock, old restricted common stock and old incentive stock options, (vi) the settlement of the Putative Class Action lawsuit, and (vii) the continuation of the Credit Agreement unabated.

In order for the Company to reorganize and emerge from Chapter 11 protection, the Bankruptcy Court must confirm a plan of reorganization. The Company will be distributing its Disclosure Statement and Plan, along with ballots to vote to accept or reject the Plan and certain other materials approved by the Bankruptcy Court, to the holders of all classes of impaired creditors and equity security interests. The Bankruptcy Court has scheduled a hearing to confirm the Plan on December 17, 1998. Among other things, to confirm a plan the Bankruptcy Court is generally required to find that (a) each impaired class of creditors and equity security holders will, pursuant to the Plan, receive at least as much as the class would have received in liquidation of the Company, (b) each impaired class of creditors and equity security holders has accepted the Plan by the requisite vote and (c) confirmation of the Plan is not likely to be followed by the liquidation or need for further financial restructuring of the Company. If any impaired class of creditors and equity security holders does not accept a plan and assuming that all other requirements of the Bankruptcy Code are met, the plan proponents may invoke the so-called "cram-down" provisions of the Bankruptcy Code, whereby the Bankruptcy Court may confirm a plan notwithstanding the non-acceptance of the plan by an impaired class of creditors and equity security holders if, among other things, the plan is fair and equitable and does not discriminate unfairly with respect to each impaired class of claims or interests that has not accepted the plan. The Official Creditors' Committee has expressed support for the Plan. The effectiveness of the Plan is subject to various conditions precedent.

During the pendency of the Chapter 11 Case, Westbridge's primary obligations will consist of reorganization expenses and the funding of the ongoing statutory capital requirements of its Insurance Subsidiaries. Assuming Westbridge emerges from the Bankruptcy Court protection as described above, its primary obligations will consist of supporting the ongoing statutory capital requirements of its Insurance Subsidiaries.

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

During the nine months ended September 30, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with stricter underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business until such time as the necessary rate increases can be fully implemented. There can be no assurance that the full extent of such rate increase requests will be approved or that the impact of these rate increases will result in profitability on such old lines.

For the nine months ended September 30, 1998, the Insurance Subsidiaries received capital contributions totaling approximately $5.5 million from Westbridge. To the extent that the Insurance Subsidiaries experience further statutory operating losses, additional capital may be required.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the nine months ended September 30, 1998 and 1997, the Company has recorded a provision for uncollectible commission advances totaling $0.7 million and $2.5 million, respectively.

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly-owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement (the "Credit Agreement") with LaSalle National Bank ("LaSalle"). This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In connection with this commission advancing program, at September 30, 1998, the Company's receivables from subagents totaled approximately $9.8 million and approximately $7.6 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. WFC is current with respect to its principal and interest payments under this Credit Agreement.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and Westbridge has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty. Westbridge's obligations under the Guaranty Agreement would continue following confirmation of the Plan. LaSalle has agreed to waive certain events of default occasioned by the Chapter 11 Case; however, certain events of default under the Credit Agreement are continuing.

The Company also receives commission advances from an unaffiliated managed care organization and in turn advances commissions to its general agencies and their agents. At September 30, 1998, the Company's receivables from its subagents related to these advances totaled approximately $3.2 million, and the Company owed approximately $1.8 million to an unaffiliated managed care organization.

Consolidated

The Company's consolidated net cash used for operations totaled $5.1 million and $17.5 million for the nine months ended September 30, 1998 and 1997, respectively. The variance in the amount of net cash used for operations between 1998 and 1997 was primarily the result of (a) amounts remitted to reinsurers during 1997 terminating certain reinsurance arrangements, and (b) the reduction in the Company's marketing results for its underwritten products, which resulted in a decrease in net cash used for operations related to the funding of agents' debit balances.

Net cash provided by (used for) investing activities for the nine months ended September 30, 1998 and 1997 totaled $11.1 million and $(39.1) million, respectively. The increase in net cash provided by investing activities between 1998 and 1997 was primarily related to funding the Company's operating activities for the same period. Further, the significant cash outflow to acquire investments in 1997 was related to the investment of the net proceeds from the issuance of the Company's Convertible Notes.

Net cash (used for) provided by financing activities totaled $(5.5) million and $61.6 million for the nine months ended September 30, 1998 and 1997, respectively. Cash flows for financing activities for the nine months ended September 30, 1998 were related to the net borrowings and repayments associated with the Company's Receivables Financing program. The Company's net financing cash outflows declined as a result of the reduction in the Company's marketing results for its underwritten products, which in turn resulted in a decrease in cash flows used to finance agents' debit balances. Cash flows provided by financing activities for the nine months ended September 30, 1997, included approximately $70.0 million in cash inflows resulting from the issuance of the Company's Convertible Notes that was offset, in part, by cash payments of $7.0 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party, and $0.1 million in net borrowings and repayments associated with the Company's Receivables Financing program.

The Company had no significant high-yield, unrated or less than investment grade fixed maturity securities in its investment portfolio as of September 30, 1998, and it is the Company's policy not to exceed more than 5% of total assets in such securities. Changes in interest rates may affect the market value of the Company's investment portfolio. The Company's principal objective with respect to the management of its investment portfolio is to meet its future policyholder benefit obligations. In the event the Company was forced to liquidate investments prior to maturity, investment yields could be compromised.

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

The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the regulators) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At September 30, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At September 30, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997, material transactions are subject to approval by the department of insurance in each domiciliary state.

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

         In October 1998, a preliminary settlement agreement was reached by and among the parties to the complaint. The settlement is subject to certain conditions, including the certification of the class described in the amended complaint and approval of the District Court and the Bankruptcy Court. The settlement will not involve an admission of liability by any party and is not binding until the parties execute formal settlement documents. In the event that a final settlement agreement is not reached, the Company intends to continue to defend this action vigorously.

Item 3 - Defaults Upon Senior Securities

         As described in "Management's Discussion and Analysis of Operating Results and Financial Condition Recent Developments" on September 16, 1998, Westbridge filed a petition for relief under Chapter 11 of the United States Bankruptcy Code with the Bankruptcy Court. Also on September 16, 1998, Westbridge filed its Disclosure Statement and Plan, and on October 28, 1998 filed its proposed first amended plan, which sets forth the manner in which claims against and equity interests in Westbridge will be treated. On October 30, 1998, the Company's
         Disclosure Statement was approved by entry of an order by the Bankruptcy Court. The Company will be distributing its Disclosure Statement and Plan, along with ballots to vote to accept or reject the Plan and certain other materials approved by the Bankruptcy Court, to the holders of allowed claims and equity security interests.

         (a)  Debt Securities

              Effective November 3, 1997, Westbridge suspended the scheduled interest payments on its Senior Notes and its Convertible Notes. The failure to make the scheduled interest payments resulted in an event of default under the Indentures relating to such Notes and also resulted in an event of default under the Credit Agreement with LaSalle. LaSalle has agreed to waive certain events of default occasioned by the Chapter 11 Case; however, certain events of default under the Credit Agreement are continuing. In connection with the Company's debt securities, which are comprised of the Senior Notes, Convertible Notes and Credit Agreement, the Plan contemplates (i) the distribution of cash to the holders of the Senior Notes and the sale of new convertible preferred stock to CSFB and, at their option, holders of the Convertible Note claims as of May 20, 1998 to fund such distributions, (ii) the issuance of new convertible preferred stock to CSFB as a holder of Senior Note claims, (iii) the issuance of new common stock to the holders of unsecured claims, including, but not limited to, the holders of Convertible Note claims, and (iv) the continuation of the Credit Agreement unabated.

         (b)  Series A Preferred Stock

              Effective October 31, 1997, Westbridge suspended payment of the scheduled dividends on its Series A Preferred Stock. In connection with the Company's equity interest holders, including the holders of its old Series A Preferred Stock, the Plan contemplates (i) the issuance of new common stock and new warrants to the holders of old Series A Preferred Stock and old common stock, and (ii) the cancellation of old common stock, old warrants, old Series A Preferred Stock, old restricted common stock and old incentive stock options.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.32First Amended Plan of Reorganization

              Exhibit 27 Financial Data Schedule, (included in electronic filing only).

         (b)  Reports on Form 8-K

              Reports on Form 8-K dated September 21, 1998 in response to Item 3, Bankruptcy or Receivership, to report the filing of the petition for relief under Chapter 11 of Title 11 of the United States Bankruptcy Court in the District of Delaware. In
              conjunction with this filing, the Company also submitted the proposed plan of reorganization which was pre-negotiated with certain creditors of the Company, a proposed disclosure statement and a number of first day motions; Item 5, Other Events, to report the Company entered into employment agreements with Patrick J. Mitchell, who was elected Chairman of the Board and Chief Executive Officer of the Company and retains his positions as President, Chief Operating Officer, and Chief Financial Officer; and Patrick H. O'Neill, the Company's Executive Vice President, General Counsel and Secretary; and Item 7, Financial Statements and Exhibits, to provide the required exhibits related to the pre-arranged plan of reorganization under Chapter 11 of Title 11 of the United States Code.

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WESTBRIDGE CAPITAL CORP.





                                    /s/ Patrick J. Mitchell
                                    Patrick J. Mitchell
                                    Chairman and Chief Executive Officer
                                    (On Behalf of the Registrant and as
                                    Principal Financial and Accounting Officer)




Dated at Fort Worth, Texas
November 10, 1998

                                                                   EXHIBIT 10.32




                         UNITED STATES BANKRUPTCY COURT
                              DISTRICT OF DELAWARE



In re:                    )                          Chapter 11
                          )
WESTBRIDGE CAPITAL CORP., )                          Case No. 98-2105 (MFW)
)                         )
                 Debtor.  )
                          )
                          )


        FIRST AMENDED PLAN OF REORGANIZATION OF WESTBRIDGE CAPITAL CORP.
                     UNDER CHAPTER 11 OF THE BANKRUPTCY CODE




                              PAUL, WEISS, RIFKIND, WHARTON & GARRISON
                              Alan W. Kornberg
                              Andrew N. Rosenberg
                              W. Andrew P. Logan III
                              1285 Avenue of the Americas
                              New York, New York  10019-6064
                              (212) 373-3000

                                                -and-

                              YOUNG CONAWAY STARGATT & TAYLOR, LLP
                              James L. Patton, Jr.
                              1110 N. Market Street
                              P.O. Box 391
                              Rodney Square North, 11th Floor
                              Wilmington, Delaware 19801
                              (302) 571-6600

                              Attorneys for Westbridge Capital Corp.


Dated:     Wilmington, Delaware
           October 30, 1998

                                             Table of Contents

                                                                                                    Page #


I.         DEFINITIONS AND CONSTRUCTION OF TERMS......................................................   1
           A.  Definitions............................................................................   1
           B.  Interpretation, Application of Definitions and Rules of Construction. .................  18

II.        CLASSIFICATION OF CLAIMS AND EQUITY INTERESTS..............................................  19
           Introduction...............................................................................  19
               1. Unclassified Claims (not entitled to vote on the Plan)..............................  19
               2. Unimpaired Classes Of Claims (deemed to have accepted the Plan and, therefore, not entitled to vote on the Plan....................................  19
               3. Impaired Classes of Claims and Interests (entitled to vote on the Plan).............  20
               4. Impaired Classes Of Claims And Equity Interests (deemed to have rejected the
                  Plan and, therefore, not entitled to vote on the Plan)..............................  21

III.       TREATMENT OF ADMINISTRATIVEEXPENSE CLAIMS AND PRIORITY TAX CLAIMS..........................  21
               1. Administrative Claims...............................................................  21
               2. Professional Compensation And Reimbursement Claims..................................  21
               3. Priority Tax Claims.................................................................  22

IV.        TREATMENT OF CLAIMS ANDEQUITY INTERESTS....................................................  22
               1. Class 1 - Priority Non-Tax Claims...................................................  22
               2. Class 2 - LaSalle Claim.............................................................  23
               3. Class 3 - Convenience Claims........................................................  23
               4. Class 4 - Secured Claims............................................................  24
               5. Class 5 - Intercompany Claims.......................................................  24
               6. Class 6 - Securities Litigation Claims..............................................  24
               7. Class 7 - Unsecured 11% Note Claims.................................................  25
               8. Class 8 - Other Unsecured Claims....................................................  25
               9. Class 9 - Old Preferred Stock Interests.............................................  27
               10.Class 10 - Old Common Stock Interests and Old Restricted Common Stock Interests.....  27
               11.Class 11 - Unvested Old Restricted Common Stock Interests...........................  27
               12.Class 12 - Old Warrant Interests....................................................  28
               13.Class 13 - Old Option Interests.....................................................  28

V.         PROVISIONS REGARDING CORPORATE GOVERNANCE AND MANAGEMENTOF REORGANIZED WESTBRIDGE..........  28
           A.  Directors and Officers of Reorganized Westbridge.......................................  28
               1. The Initial Board of Directors......................................................  28
               2. Management of Reorganized Westbridge................................................  28
               3. Officers............................................................................  29
           B.  Corporate Action.......................................................................  29
               1. Amended Westbridge Certificate of Incorporation and Amended
                  Westbridge By-Laws..................................................................  29
           C.  Securities to Be Issued Pursuant to the Plan...........................................  29
               1. New Common Stock....................................................................  29
               2. New Convertible Preferred Stock.....................................................  29
               3. The New Warrants....................................................................  30
               4. Securities Laws Matters.............................................................  30
           D.  Retention and Incentive Bonus Program..................................................  30
           E.  Marketing Agent Stock Options..........................................................  30
           F.  Officer and Director Stock Options.....................................................  31

VI.        PROVISIONS REGARDING VOTING AND DISTRIBUTIONS UNDER THE PLAN AND TREATMENT OF DISPUTED,
           CONTINGENT AND UNLIQUIDATED ADMINISTRATIVE CLAIMS, CLAIMS AND EQUITY INTERESTS.............  31
           A.  Voting of Claims and Equity Interests..................................................  31
           B.  Nonconsensual Confirmation.............................................................  31
           C.  Distributions..........................................................................  31
               1. Method of Distribution Under the Plan...............................................  31
               2. Disputed General Unsecured Claims...................................................  33
               3. Surplus Distributions to Holders of Allowed Unsecured Claims........................  34
               4. Objections To And Resolution Of Administrative Claims and Claims;
                  Administrative and Priority Claims Reserve..........................................  34
               5. Hart-Scott-Rodino Act Filing Requirements...........................................  35
               6. Allocation of Consideration.........................................................  35
               7. Cancellation and Surrender of Existing Securities and Agreements....................  36
               8. Trustee Fees........................................................................  36

VII.       IMPLEMENTATION AND EFFECT OF CONFIRMATION OF THIS PLAN.....................................  37
           A.  Registration Rights Agreement..........................................................  37
           B.  Continued Corporate Existence and Vesting of Assets in Reorganized Westbridge..........  37
           C.  Termination of Subordination Rights....................................................  37
           D.  Discharge of Westbridge................................................................  38
           E.  Injunction.............................................................................  38
           F.  Preservation/Waiver of Causes of Action................................................  38
               1. Preservation of Rights..............................................................  39
               2. Waiver of Causes of Action..........................................................  39
           G.  Votes Solicited in Good Faith..........................................................  39
           H.  Administrative Claims Incurred after the Confirmation Date.............................  40
           I.  Westbridge's Limited Release...........................................................  40
           J.  Exculpation, Release and Injunction of Released Parties................................  40
               1. Exculpation.........................................................................  40
               2. Injunction..........................................................................  41
           K.  Release of Officers and Directors; Waiver of Claims....................................  41
               1. Waiver of Claims; Covenant Not To Sue...............................................  41
               2. Limited Releases....................................................................  42
               3. Limitation of Governmental Releases.................................................  43
           L.  Term of Bankruptcy Injunction or Stays.................................................  43
           M.  Preservation of Insurance..............................................................  43
           N.  Officers' and Directors' Indemnification Rights........................................  43
           O.  The Securities Litigation Settlement Fund..............................................  43
               1. Payment of Securities Litigation Settlement Payment.................................  43
               2. Administration......................................................................  44
               3. Allocation of Assets................................................................  44

VIII.      RETENTION OF JURISDICTION..................................................................  44

IX.        MISCELLANEOUS PROVISIONS...................................................................  45
           A.  Payment of Statutory Fees..............................................................  45
           B.  Dissolution of Creditors Committee.....................................................  45
           C.  Modification of the Plan...............................................................  45
           D.  Governing Law..........................................................................  46
           E.  Filing or Execution of Additional Documents............................................  46
           F.  Withholding and Reporting Requirements.................................................  46
           G.  Exemption From Transfer Taxes..........................................................  46
           H.  Waiver of Federal Rule of Civil Procedure 62(a)........................................  46
           I.  Headings...............................................................................  46
           J.  Exhibits/Schedules.....................................................................  47
           K.  Notices................................................................................  47
           L.  Plan Supplement........................................................................  47
           M.  Conflict...............................................................................  48

X.         EXECUTORY CONTRACTS AND UNEXPIRED LEASES...................................................  48

XI.        BENEFIT PLANS..............................................................................  48

XII.       EFFECTIVENESS OF THE PLAN..................................................................  49
           A.  Confirmation of the Plan...............................................................  49
           B.  Effectiveness of the Plan..............................................................  49
               1. Conditions Precedent to Effectiveness...............................................  49
               2. Waiver of Conditions................................................................  50
               3. Effect of Failure of Conditions.....................................................  50
               4. Vacatur of Confirmation Order.......................................................  50
               5. Survival of the Final Settlement Agreement..........................................  51

XIII.      NEW CONVERTIBLE PREFERRED STOCK PURCHASE...................................................  51
           A.  Stock Purchase Agreement...............................................................  51
           B.  Purchase Right.  ......................................................................  51
               1. Eligibility.........................................................................  51


Westbridge Capital Corp. proposes the following plan of reorganization under section 1121(a) of the Bankruptcy Code.

                                                    I.

                                   DEFINITIONS AND CONSTRUCTION OF TERMS

           A. Definitions. Unless otherwise defined herein, or the context otherwise requires, the following terms shall have the respective meanings set forth below:


Ad-Hoc Committee means the unofficial committee that was formed by certain holders of the 11% Notes and 7 1/2% Convertible Notes prior to the Petition Date.

Administrative      means any right to payment constituting a cost or expense of
Claim               administration of the Chapter 11 Case of a kind specified
                    under section 503(b) and entitled to priority under section
                    507(a)(1) of the Bankruptcy Code, including, without limitation, any actual and necessary costs and expenses of preserving the estate of the Debtor, any actual and necessary costs and expenses of operating the business of the Debtor, any indebtedness or obligations incurred or assumed by the Debtor in Possession in connection with the conduct of its business, including, without limitation, for the acquisition or lease of property or an interest in property or the rendition of services, all compensation and reimbursement of expenses to the extent Allowed by the Court under section 330 or 503 of the Bankruptcy Code, and any fees or charges assessed against the estate of the Debtor under section 1930 of chapter 123 of title 28 of the United
                    States Code.




Administrative and  has the meaning assigned to such term in Section
Priority Claims     VI.C.4(b)(i) of the Plan.
Reserve


Agent-Options       has the meaning assigned to such term in Section V.E of the
                    Plan.


Allowed Claim       means, with reference to any Claim or Equity Interest, (a)
or Allowed Interest any Claim against or Equity Interest in the Debtor which has been listed by the Debtor in its Schedules, as such Schedules may be amended by the Debtor from time to time in accordance with Bankruptcy Rule 1009, as liquidated in amount and not disputed or contingent and with respect to which no contrary proof of claim or interest has been filed,
                    (b) any Claim or Equity Interest specifically Allowed under this Plan, (c) any Claim or Equity Interest which is not Disputed or (d) any Claim or Equity Interest the amount or existence of which, if Disputed, (i) has been determined by a Final Order of a court of competent jurisdiction other than the Court, or (ii) has been Allowed by Final Order of the Court; provided, however, that any Claims or Equity
                    Interests allowed solely for the purpose of voting to accept the Plan pursuant to an order of the Court shall not be considered "Allowed Claims" or "Allowed Equity Interests" hereunder.


Amended Guarantee   means that certain Amended and Restated Guaranty, dated as
Agreement           of the Effective Date, by Reorganized Westbridge, in favor of LaSalle, which shall be in substantially the form contained in the Plan Supplement.

Amended Westbridge  means the Amended and Restated By-Laws of Reorganized
By-Laws Westbridge, which shall be in substantially the form contained in the Plan Supplement.


Amended Westbridge  means the amended and restated Certificate of Incorporation
Certificate of      of Westbridge, which shall be in substantially the form
Incorporation       contained in the Plan Supplement.


Ballots means each of the ballot forms distributed with the Disclosure Statement to each holder of an Impaired Claim or Equity Interest (other than to holders of Impaired Claims or Equity Interests deemed to have rejected the Plan or otherwise not entitled to vote on the Plan) upon which is to be indicated, among other things, acceptance or rejection of the Plan.


Bankruptcy Code     means title 11 of the United States Code, 11 U.S.C. ss.ss.
                    101 et seq., as in effect on the date hereof.


Bankruptcy Rules    means the Federal Rules of Bankruptcy Procedure as
                    promulgated by the United States Supreme Court under section
                    2075 of title 28 of the United States Code, and local rules of the Court, as the context may require.


Bonus Program       has the meaning assigned to such term in Section V.D of the
                    Plan.


Business Day        means any day on which commercial banks are open for
                    business, and not authorized to close, in the City of New
                    York, New York except any day designated as a legal holiday by Bankruptcy Rule 9006(a).


Cash means legal tender of the United States of America and equivalents thereof.


Causes of Action    means all claims, choses in action and causes of action
                    (including those assertable derivatively), now owned or hereafter acquired by Westbridge, and the Cash and non-Cash proceeds thereof, whether arising under the Bankruptcy Code or other Federal, state or foreign law, including, without limitation, any causes of action arising under sections 510, 544, 547, 548, 549, 550, 551 or any other section of the
                    Bankruptcy Code.

Chapter 11 Case     means the chapter 11 case commenced by the Debtor.



Claims Agreement    means the Memorandum of Understanding, dated October 26,
                    1998, a copy of which is attached hereto as Exhibit F.

Confirmation Date   means the date on which the Confirmation Order is entered by the Court.


Confirmation        means the hearing to consider confirmation of the Plan
Hearing             pursuant to section 1128 of the Bankruptcy Code.


Confirmation Order  means the order entered by the Court confirming the Plan pursuant to section 1129 of the Bankruptcy Code.


Convenience Claim   means a Claim that would otherwise be classified as a Class
                    7 Unsecured Claim, other than a Claim arising out of or in connection with the ownership of the 7 1/2% Convertible
                    Notes, that is (a) $2,000 or less or (b) more than $2,000 if the holder has elected, on a timely cast Ballot, to accept
                    $2,000 in Cash in full satisfaction, discharge, and release of such Claim.


Court means, (a) the United States Bankruptcy Court for the District of Delaware, having jurisdiction over the Chapter 11 Case; (b) to the extent there is no reference pursuant to section 157 of title 28 of the United States Code, the United States District Court for the District of Delaware; and (c) any other court having jurisdiction over the Chapter 11 Case.


Credit Agreement    means that certain Credit Agreement dated as of June 6, 1997 between Westbridge Funding Corp. and LaSalle, as amended.


Creditors Committee means the Official Committee of Unsecured Creditors appointed by the United States Trustee in the Chapter 11 Case on October 2, 1998, as constituted from time to time.


CSFB                means Credit Suisse First Boston Corporation.



CSFB 11% Note       means any 11% Note Claims held by CSFB as of the Petition
Claims              Date.


Debtor means Westbridge Capital Corp., a Delaware corporation, also referred to herein as "Westbridge."



Debtor              means the Debtor in its capacity as debtor in possession in
in Possession       the Chapter 11 Case pursuant to sections 1107(a) and 1108 of the Bankruptcy Code.


Disclosure          means the written disclosure statement that relates to
Statement           this Plan, as approved by the Court pursuant to
                    section 1125 of the Bankruptcy Code, as such disclosure statement may be amended, modified or supplemented from time to time.



Disputed means any Claim, or Equity Interest, or any portion thereof, that is not an Allowed Claim or Allowed Interest, including, but not limited to, Claims or Interests (a)(i) that have not been Scheduled by the Debtor or (ii) have been Scheduled at zero or as contingent, unliquidated or disputed, (b) that are the subject of a proof of claim that differs in nature, amount or priority from the Debtor's Schedules, and (c) the allowance or disallowance of which is not yet the subject of a Final Order.


District Court      means the United States District Court for the Northern
                    District of Texas, which court has jurisdiction over the Putative Class Action.


District Court      means any order or orders entered by the District Court
Order               approving the Securities Litigation Settlement and Final
                    Settlement Agreement.


Effective Date      means the first Business Day on which all of the conditions specified in Section XII.B.1 of the Plan have been satisfied or waived in accordance with Section XII.B.2 of the Plan;
                    provided, however, that if a stay of the Confirmation Order is in effect on such date, the Effective Date will be the first Business Day after such stay is no longer in effect.

11% Note Claims     means the unsecured Claims of the 11% Noteholders arising
                    under or as a result of the 11% Notes, except that any such Claims held by CSFB as of the Petition Date shall be deemed to be CSFB 11% Note Claims.


11% Noteholders     means holders of the 11% Notes.



11% Notes           means the 11% Senior Subordinated Notes, due 2002, of
                    Westbridge, issued and outstanding under the 11% Note
                    Indenture.


11% Note Indenture  means that certain Indenture, dated as of February 15, 1995, between Westbridge, as issuer, and Bank One Trust Company, N.A. (successor by merger to Liberty Bank and Trust Company of Oklahoma City, N.A.), as Trustee, pursuant to which the 11% Notes were issued, together with any amendment or supplement thereto.


Eligible Holder     has the meaning assigned to such term in Section XIII.B.1 of the Plan.


Equity Interest     means any share of preferred stock or common stock or other
or Interest         instrument evidencing an ownership interest in the Debtor, whether or not transferable, and any option, warrant, or right, contractual or otherwise, to acquire any such interest.


Exercise            has the meaning assigned to such term in Section XIII.B.1(c)
Instructions        of the Plan.


Exercise Notice     means the form of exercise notice which will provide for the exercise of the Purchase Rights pursuant to Section XIII of the Plan.


Exercise Price      has the meaning assigned to such term in Section XIII.B.1(b)
                    of the Plan.


Exercise Period     means the period commencing on the thirtieth day prior to
                    the Confirmation Date and concluding on the first day after the Confirmation Date, or, if either of such dates is not a Business Day, the next following Business Day.

Exercising Holder   has the meaning assigned to such term in Section XIII.B.1(c)
                    of the Plan.


Face Amount         means (a) when used in reference to a Disputed Claim, the
                    full stated amount claimed by the holder of such Claim in any proof of claim timely filed with the Court or otherwise deemed timely filed by any Final Order of the Court or other applicable bankruptcy law, and (b) when used in reference to an Allowed Claim, the allowed amount of such Claim.


Final Order         means an order or judgment of the Court, or other court of competent jurisdiction, as entered on the docket in the Chapter 11 Case, the operation or effect of which has not been stayed, reversed or amended, and as to which order or judgment (or any revision, modification, or amendment thereof) the time to appeal or seek review or rehearing has expired and as to which no appeal or petition for review or rehearing was filed or, if filed, remains pending.


Final Settlement    means the definitive Settlement Agreement to be executed by
Agreement           the parties to the Claims Agreement implementing the terms of the Claims Agreement and Securities Litigation
                    Settlement.


General Unsecured   means any Unsecured Claim (including any Underwriter Claims)
Claim               other than a 11% Note Claim, CSFB 11% Note Claim or 7 1/2%
                    Convertible Note Claim.


Government          has the meaning assigned to such term in Section VII.K.3 of the Plan.


Guaranty Agreement  means that certain Guaranty Agreement dated as of June 6,
                    1997 by Westbridge in favor of LaSalle.


HSR Act means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.


Impaired means, when used with reference to a Claim or Interest, a Claim or Interest that is impaired within the meaning of section 1124 of the Bankruptcy Code.


Indemnification     means the $250,000 fund (less any withdrawals therefrom)
Escrow              held in that certain escrow account at the Bank of New York
                    (Account No. 382345), which amount is equal to the deductible under the National Union Policy and which funds are to be released to cover expenses, including attorney's fees, actually and reasonably incurred by certain officers and directors of the Debtor in connection with the defense or settlement of any action, suit or cause of action relating to their service as officers or directors of the Debtor.


Initial             means the Effective Date or as soon thereafter as
Distribution Date   practicable; provided, however, that the Initial
                    Distribution Date for the Allowed 11% Note Claims and
                    Allowed CSFB 11% Note Claims shall be the Effective Date.


Initial Holder      means, (i) any person or entity who will initially hold
                    shares of New Convertible Preferred Stock and/or New Common
                    Stock on the Effective Date, (ii) any investment fund for which any person thereof acts as manager, (iii) any partnership or other entity for which any person thereof acts directly or indirectly as a general partner, managing member or controlling stockholder, and (iv) any person otherwise affiliated with any of the foregoing individuals or entities.


Initial Group       means the aggregate number of shares of New Common Stock to
8-A Distribution    be distributed on the Initial Distribution Date to all
Amount              holders of Allowed Group 8-A Claims which shall be computed as follows: (a) a fraction, (i) the numerator of which is the Allowed Amount of Group 8-A Claims and (ii) the denominator of which is the Allowed Amount of Group 8-A
                    Claims and the Allowed Amount of Group 8-B Claims times (b) the number of shares of New Common Stock which is equal to 94% of all issued and outstanding New Common Stock on the Effective Date.


Initial Group       means the aggregate number of shares of New Common Stock to
8-B Distribution    be distributed on the Initial Distribution Date to all
Amount              holders of Allowed Group 8-B Claims which shall be computed as follows: (a) a fraction, (i) the numerator of which is the Allowed Amount of Group 8-B Claims and (ii) the denominator of which is the Allowed Amount of Group 8-A
                    Claims and the Allowed Amount of Group 8-B Claims times (b) the number of shares of New Common Stock which is equal to 94% of all issued and outstanding New Common Stock on the Effective Date less (c) the Subordination Redistribution
                    Amount.


Intercompany Claim  means any Claim held by a Subsidiary of the Debtor against the Debtor, including, without limitation, (a) any account reflecting intercompany book entries by such Subsidiary with respect to the Debtor, (b) any Claim not reflected in book entries that is held by such Subsidiary, and (c) any derivative Claim asserted or assertable by or on behalf of such Subsidiary against the Debtor.


LaSalle             means LaSalle National Bank.



LaSalle Claim       means all Claims against the Debtor of LaSalle (i) under the
                    LaSalle Credit Agreement and Guaranty and (ii) in respect of the Debtor's reimbursement obligations to LaSalle in connection with the LaSalle Letter of Credit.

LaSalle Credit      means the "Pledged Collateral" as defined in the Pledge
Agreement           Agreement dated as of June 6, 1997 between Westbridge and
Collateral          LaSalle, as amended.


LaSalle Letter of   means that certain Irrevocable Standby Letter of Credit No.
Credit              9200102116 issued by LaSalle in favor of National Financial
                    Insurance Company.


LaSalle Letter of   means the trust account established at LaSalle (Account No.
Credit Collateral   15799300) in which certain bonds are held as collateral for the Debtor's reimbursement obligations to LaSalle in connection with the LaSalle Letter of Credit.


Management          means those certain employment agreements, each dated as of
Employment          September 15, 1998, between the Debtor and Patrick J.
Agreements          Mitchell and Patrick H. O'Neill, respectively.


National Union      means that certain Directors, Officers and Corporate
Policy              Liability Insurance Policy (Policy No. 484-86-18) issued by
                    National Union Fire Insurance Company of Pittsburgh, PA to
                    Westbridge providing for coverage therein described with a $5,000,000 limit on liability, together with any similar policies of insurance coverage provided from time to time to, or for the benefit of, the Debtor and its officers and directors prior to the Petition Date.


New Common Stock    means the common stock of Reorganized Westbridge, par value
                    $.01 per share, to be authorized and issued by Reorganized
                    Westbridge on the Effective Date pursuant to the Plan.


New Convertible     means the convertible preferred stock of Reorganized
Preferred Stock     Westbridge to be authorized and issued by Reorganized
                    Westbridge on the Effective Date pursuant to the Plan, on the terms and subject to the conditions described in Exhibit
                    A hereto, and which shall be in substantially the form contained in the Plan Supplement.


New Warrants        means the warrants to purchase in the aggregate 7% of all
                    issued and outstanding shares of New Common Stock, on the terms and subject to the conditions described in Exhibit B hereto, and which shall be in substantially the form contained in the Plan Supplement.


Notice of           has the meaning assigned to such term in Section XIII.B.1(c)
Acceptance          of the Plan.


Officer and         has the meaning assigned to such term in Section V.F of the
Director Stock      Plan.
Options


Old Common Stock    means the common stock, par value $.10 per share, issued by
                    Westbridge and outstanding on the Petition Date.



Old Options         means any options, calls, subscriptions or similar rights or other agreements or commitments, contractual or otherwise, other than Old Warrants, obligating Westbridge to issue, transfer or sell any shares of Old Common Stock.


Old Preferred Stock means all shares of Westbridge's Series A Cumulative
                    Convertible Redeemable Exchangeable Preferred Stock outstanding on the Petition Date.

Old Restricted      means all shares of Old Common Stock granted pursuant to the
Common Stock        Restricted Stock Plan dated as of April 19, 1996, other than
                    Unvested Old Restricted Common Stock.


Old Warrants        means any warrants obligating Westbridge to issue, transfer or sell any shares of Old Common Stock.


Payment Date        has the meaning assigned to such term in Section XIII.B.1(e)
                    of the Plan.


Petition Date       means September 16, 1998, the date on which the Debtor filed its petition for relief commencing the Chapter 11 Case.


Plan means this Plan as it may be amended or modified, from time to time, together with all addenda, exhibits, schedules, or other attachments, if any.


Plan Supplement     means the forms of documents specified in Section IX.L of
                    the Plan.


Pro Rata means, at any time, the proportion that (x) with respect to Claims, the Face Amount of a Claim in a particular Class bears to the aggregate Face Amount of all Claims (including Disputed Claims) in such Class and (y) with respect to Interests, the number of shares or other equity interests held by a particular holder in a particular Class bears to the aggregate number of all shares and other equity interests in a particular Class, unless in each case the Plan provides otherwise.


Pro Rata Percentage has the meaning assigned to such term in Section XIII.B.1(a)
                    of the Plan.


Priority Non-Tax    means Claims entitled to priority under the Plan pursuant to
Claim               section 507(a) of the Bankruptcy Code, other than
                    Administrative Claims and Priority Tax Claims which are unclassified under the Plan, including, without limitation, certain allowed employee compensation and benefit claims of Westbridge's employees incurred within ninety (90) and one hundred eighty (180) days, respectively, prior to the Petition Date.


Priority Tax Claim  means any unsecured Claim held by a governmental unit entitled to a priority in right of payment under section 507(a)(8) of the Bankruptcy Code.


Purchase Right      has the meaning assigned to such term in Section XIII.B of the Plan.


Putative Class      means the putative class action civil lawsuit pending in the
Action              District Court , styled James C. Karabedian, et al. v.
                    Westbridge Capital Corp., Martin E. Kantor, James W.
                    Thigpen, Patrick J. Mitchell, Forum Capital Markets L.P., and Raymond James & Associates, Inc., Civ. Action No. 3:97
                    CV 3087-T.


Quarter means the period beginning on the Effective Date and ending on the immediately succeeding March 31, June 30, September 30, or December 31, and each three-month period thereafter, as the context may require.


Record Date         means the record date for purposes of making distributions under the Plan on account of Allowed Claims and Allowed
                    Interests, which date shall be the fifth (5th) Business Day preceding the Confirmation Date.


Registration        means a registration rights agreement by Reorganized
Rights Agreement    Westbridge in favor of certain Initial Holders, which shall be in substantially the form contained in the Plan
                    Supplement.

Released Parties    has the meaning assigned to such term in Section VII.J.1 of the Plan.


Reorganized         means Westbridge, or any successor thereto by merger,
Westbridge          consolidation, or otherwise, on and after the Effective
                    Date.


Reserve has the meaning assigned to such term in Section VI.C.2(a) of the Plan.


Schedules           means the schedules of assets and liabilities, statements of financial affairs, and lists of holders of Claims and Equity
                    Interests filed with the Court by Westbridge, including any amendments or supplements thereto.


Scheduled           means, with respect to any Claim or Interest, the status and amount, if any, of such Claim or Interest as set forth in the Schedules.


Secured Claim       means a Claim that is secured by a security interest in or lien upon property, or the proceeds of the sale of such property, in which the Debtor has an interest, to the extent of the value as of the Effective Date, or such later date as is established by the Court, of such interest or lien determined by a Final Order of the Court pursuant to section
                    506 of the Bankruptcy Code or as otherwise agreed upon in writing by the Debtor and the holder of such Claim.


Securities          means a Claim arising from the purchase or sale of shares of
Litigation Claim    Old Common Stock of Westbridge or 11% Notes or 7-1/2%
                    Convertible Notes at any time between October 31, 1996 and October 31, 1997, but excluding (i) all Class 7, 8 and 10
                    Claims and Interests and (ii) any Claims which are excluded from the Securities Litigation Settlement pursuant to the District Court Order or Final Settlement Agreement.


Securities          means a holder of a Securities Litigation Claim.
Litigation Claimant


Securities          means the settlement of the Putative Class Action described
Litigation          in the Claims Agreement.
Settlement

Securities          has the meaning set forth in Section VII.O.1 of the Plan.
Litigation
Settlement Fund

Stock Purchase      means that certain Stock Purchase Agreement, dated as of
Agreement           September 15, 1998, between the Debtor and CSFB, pursuant to which CSFB has agreed, subject to the terms and conditions contained therein, to purchase all of the New Convertible
                    Preferred Stock (other than the New Convertible Preferred
                    Stock distributed to holders of Allowed Class 7 Claims in Group 7-B or acquired by holders of Allowed Class 8 Claims in Group 8-B who exercise the Purchase Right), a copy of which Stock Purchase Agreement is attached to the Plan as Exhibit C. -



Subordination       has the meaning assigned to such term in Section VII.C of
Related Rights      the Plan.


Subordination       means the value of that portion of Group 8-B's allocation of
Redistribution      New Common Stock equal to the difference between (x) the
Amount              value of the Cash and New Convertible Preferred Stock to be distributed to holders of Allowed Class 7 Claims under the Plan and (y) the value of the Cash and New Convertible
                    Preferred Stock which holders of Allowed Claims in Class 7 would be entitled to receive under the Plan without giving effect to the Claims of the holders of Allowed Claims in Class 7 against holders of Allowed Claims in Group 8-B arising from the contractual subordination, "make whole," default interest, post-petition interest, and other similar provisions set forth in the 11% Note Indenture and the 7
                    1/2% Convertible Note Indenture.


Subsequent          means the twentieth day after the end of the Quarter
Distribution Date   following the Quarter in which the Initial Distribution Date occurs and the twentieth day after the end of each such subsequent Quarter.


Subsidiary          means a corporation, partnership or other entity of which
                    shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by the Debtor.


Surplus             has the meaning assigned to such term in Section VI.C.3 of
Distributions       the Plan.


7 1/2% Convertible  means the unsecured Claims of the 7 1/2% Convertible
Note Claims         Noteholders arising under or as a result of the 7 1/2%
                    Convertible Notes.


7 1/2% Convertible  means holders of the 7 1/2% Convertible Notes.
Noteholders


7 1/2% Convertible  means the 7 1/2% Convertible Subordinated Notes, due 2004,
 Notes of Westbridge issued and outstanding under the 7 1/2% Convertible Note Indenture.


7 1/2% Convertible
Note Indenture means that certain Indenture, dated as of April 24, 1997, between Westbridge, as issuer, and First Union National Bank, as Trustee, pursuant to which the 7 1/2% Convertible Notes were issued, together with any amendments or supplements thereto.


Trustee means, (i) with respect to the 11% Note Indenture, Bank One Trust Company, N.A., in its capacity as trustee under such indenture and (ii) with respect to the 7 1/2% Convertible
                    Note Indenture, First Union National Bank, in its capacity as trustee under such indenture.


Underwriter         means Forum Capital Markets, L.P. or Raymond James &
                    Associates, Inc.

Underwriter Claim   means a Claim asserted by an Underwriter for reimbursement, contribution or indemnification (including pursuant to any indemnification agreement) on account of or relating to a Claim for damages or rescission arising out of the purchase or sale of 7 1/2% Convertible Notes or 11%, to the extent that such Claims arise in connection with the Putative Class
                    Action and the Final Settlement Agreement.


Unsecured Claim     means any Claim that is not a Secured Claim, Administrative
                    Claim, Convenience Claim, Priority Tax Claim or Priority
                    Non-Tax Claim.


Unvested Old        means all shares of Old Restricted Common Stock which were
Restricted Common   not vested as of the Petition Date under the Restricted
Stock               Stock Plan dated as of April 19, 1996 (including all shares which have vested but have not yet been issued).


Westbridge          means Westbridge Capital Corp., a Delaware corporation, also referred to herein as the "Debtor".

           B. Interpretation, Application of Definitions and Rules of Construction. Wherever from the context it appears appropriate, each term stated in either the singular or the plural shall include both the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, feminine and neuter, such meanings to be applicable to both the singular and plural forms of the terms defined. Capitalized terms in the Plan that are not defined herein shall have the same meaning assigned to such terms by the Bankruptcy Code or Bankruptcy Rules, as the case may be. The words "herein," "hereof," and "hereunder" and other words of similar import refer to the Plan as a whole and not to any particular section or subsection in the Plan unless expressly provided otherwise. All gender references shall be deemed to refer to both genders. The words "includes" and "including" are not limiting and mean that the things specifically identified are set forth for purposes of illustration, clarity or specificity and do not in any respect qualify, characterize or limit the generality of the class within which such things are included. Captions and headings to articles, sections and exhibits are inserted for convenience of reference only, are not a part of this Plan, and shall not be used to interpret this Plan. The rules of construction set forth in section 102 of the Bankruptcy Code shall apply to this Plan. In computing any period of time prescribed or allowed by this Plan, the provisions of Bankruptcy Rule 9006(a) shall apply.


                                       II.

                  CLASSIFICATION OF CLAIMS AND EQUITY INTERESTS

           Introduction. All Claims and Equity Interests, except Administrative Claims and Priority Tax Claims, are placed in the Classes set forth below. In accordance with section 1123(a)(1) of the Bankruptcy Code, Administrative Claims and Priority Tax Claims, as described below, have not been classified.

           A Claim or Equity Interest is placed in a particular Class only to the extent that the Claim or Equity Interest falls within the description of that Class, and is classified in other Classes to the extent that any portion of the Claim or Equity Interest falls within the description of such other Classes. A Claim is also placed in a particular Class for the purpose of receiving distributions pursuant to the Plan only to the extent that such Claim is an Allowed Claim in that Class and such Claim has not been paid, released, or otherwise settled prior to the Effective Date.

           1.     Unclassified Claims (not entitled to vote on the Plan)

                  (a)      Administrative Claims.

                  (b)      Priority Tax Claims.

           2. Unimpaired Classes Of Claims (deemed to have accepted the Plan and, therefore, not entitled to vote on the Plan)

                  (a)      Class 1:  Priority Non-Tax Claims.

                           Class 1 consists of all Priority Non-Tax Claims.

                  (b)      Class 2:  LaSalle Claims.

                           Class 2 consists of the LaSalle Claims.

                  (c)      Class 3:  Convenience Claims.

                           Class 3 consists of all Convenience Claims.

                  (d)      Class 4:  Secured Claims.

                           Class 4 consists of all Secured Claims.

                  (e)      Class 5:  Intercompany Claims.

                           Class 5 consists of all Intercompany Claims.

                  (f)      Class 6:  Securities Litigation Claims.

                           Class 6 consists of all Securities Litigation Claims.

           3. Impaired Classes of Claims and Interests (entitled to vote on the Plan)

                  (a)      Class 7:  11% Note Claims.

               Class 7 consists of all 11% Note Claims. Class 7 Claims have been divided into separate groups described below. Together, all of the groups of 11% Note Claims constitute a single Class of Claims for voting purposes under the Plan and the Bankruptcy Code.

                           (i) Group 7-A: Group 7-A consists of all 11% Note Claims other than CSFB 11% Note Claims.

                           (ii) Group 7-B: Group 7-B consists of all CSFB 11% Note Claims.

                  (b)      Class 8:  Unsecured Claims.

               Class 8 consists of all Unsecured Claims (other than 11% Note Claims and CSFB 11% Note Claims). Class 8 Unsecured Claims have been divided into separate groups described below. Together, all of the groups of Unsecured Claims (other than 11% Note Claims and CSFB 11% Note Claims) constitute a single Class of Claims for voting purposes under the Plan and the Bankruptcy Code.

                           (i) Group 8-A: Group 8-A consists of all General Unsecured Claims.

                           (ii) Group 8-B: Group 8-B consists of all 7 1/2% Convertible Note Claims.

                  (c)      Class 9:  Old Preferred Stock Interests.

               Class 9 consists of all Old Preferred Stock Interests.

                  (d) Class 10: Old Common Stock Interests and Old Restricted Common Stock Interests.

               Class 10 consists of all Old Common Stock Interests and Old Restricted Common Stock Interests.

           4. Impaired Classes Of Claims And Equity Interests (deemed to have rejected the Plan and, therefore, not entitled to vote on the Plan)

                  (a)      Class 11:  Unvested Old Restricted Common Stock
                           Interests.

                           Class 11 consists of all Unvested Old Restricted Common Stock Interests.

                  (b)      Class 12:  Old Warrant Interests.

                           Class 12 consists of all Old Warrant Interests.

                  (c)      Class 13:  Old Option Interests.

                           Class 13 consists of all Old Option Interests.

                                      III.

                           TREATMENT OF ADMINISTRATIVE
                     EXPENSE CLAIMS AND PRIORITY TAX CLAIMS

           1.     Administrative Claims

         Except to the extent that any entity entitled to payment of any Allowed Administrative Claim agrees to a different treatment, each holder of an Allowed Administrative Claim shall receive Cash in an amount equal to such Allowed
Administrative Claim on the later of the Effective Date and the date such Administrative Claim becomes an Allowed Administrative Claim, or as soon thereafter as is practicable; provided, however, that Allowed Administrative Claims representing liabilities incurred in the ordinary course of business by the Debtor in Possession or liabilities arising under loans or advances to or other obligations incurred by the Debtor in Possession (to the extent authorized and approved by the Court if such authorization and approval was required under the Bankruptcy Code) shall be paid in full and performed by Reorganized Westbridge in the ordinary course of business in accordance with the terms and subject to the conditions of any agreements governing, instruments evidencing, or other documents relating to, such transactions.

           2.     Professional Compensation And Reimbursement Claims

         All entities seeking an award by the Court of compensation for services rendered or reimbursement of expenses incurred through and including the Confirmation Date under sections 503(b)(2), 503(b)(3), 503(b)(4) or 503(b)(5) of the Bankruptcy Code (a) shall file their respective final applications for allowances of compensation for services rendered and reimbursement of expenses incurred through the Confirmation Date by the date that is 60 days after the Effective Date or such other date as may be fixed by the Court and (b) if granted, such an award by the Court shall be paid in full in such amounts as are Allowed by the Court (i) on the date such Administrative Claim becomes an Allowed Administrative Claim, or as soon thereafter as is practicable or (ii) upon such other terms as may be mutually agreed upon between such holder of an Administrative Claim and the Debtor in Possession or, on and after the Effective Date, Reorganized Westbridge.

           3.     Priority Tax Claims

         Except to the extent that a holder of an Allowed Priority Tax Claim has been paid by the Debtor prior to the Effective Date or agrees to a different treatment, each holder of an Allowed Priority Tax Claim shall receive, at the sole option of Reorganized Westbridge, (a) Cash in an amount equal to such Allowed Priority Tax Claim on the later of the Effective Date and the date such Priority Tax Claim becomes an Allowed Priority Tax Claim, or as soon thereafter as is practicable, or (b) equal annual Cash payments in an aggregate amount equal to such Allowed Priority Tax Claim, together with interest at a fixed annual rate equal to 8-1/4%, over a period through the sixth anniversary of the date of assessment of such Allowed Priority Tax Claim, or upon such other terms determined by the Court to provide the holder of such Allowed Priority Tax Claim deferred Cash payments having a value, as of the Effective Date, equal to such Allowed Priority Tax Claim. Each holder of a Priority Tax Claim which is not payable on or before the Effective Date will survive confirmation of the Plan, remain unaffected thereby, and be paid as and when due, except to the extent that a holder of such Claim agrees to a different treatment.

                                       IV.

                             TREATMENT OF CLAIMS AND
                                EQUITY INTERESTS

               1.     Class 1 - Priority Non-Tax Claims

     (a) Distributions. Each Allowed Claim in Class 1 shall be paid in full in Cash on the Effective Date (if not before) except to the extent that any holder of such an Allowed Claim agrees to a different treatment.

     (b) Impairment and Voting. Class 1 shall be unimpaired under the Plan. Holders of Allowed Claims in Class 1 are presumed to accept the Plan and are not entitled to vote to accept or reject the Plan.

               2.     Class 2 - LaSalle Claim

     (a) Distributions. On or about the Effective Date, Reorganized Westbridge shall execute and deliver to LaSalle the Amended Guarantee Agreement. The Debtor's reimbursement obligations to LaSalle in respect of the LaSalle Letter of Credit and LaSalle's Lien on the LaSalle Letter of Credit Collateral and LaSalle Credit Agreement Collateral are hereby ratified and affirmed and shall not be affected by the Plan. Accordingly, the LaSalle Claim shall be unimpaired under section 1124 of the Bankruptcy Code, except to the extent that the holder of such Claim agrees to a different treatment, and shall not be affected by the Plan or the Chapter 11 Case.

     (b) Impairment and Voting. Class 2 shall be unimpaired under the Plan. The holder of Allowed Claims in Class 2 is presumed to accept the Plan and is not entitled to vote to accept or reject the Plan.

               3.     Class 3 - Convenience Claims

     (a) Distributions. Each holder of an Allowed Convenience Claim shall receive Cash in an amount equal to 100% of such Allowed Convenience Claim on the later of the Effective Date and the date such Convenience Claim becomes an Allowed Convenience Claim, or as soon thereafter as is practicable.

     (b) Impairment and Voting. Class 3 shall be unimpaired under the Plan. The holders of Allowed Claims in Class 3 are presumed to accept the Plan and are not entitled to vote to accept or reject the Plan.

     (c) Election to be Treated as a Convenience Claim. By checking the appropriate box on a timely cast Ballot, the holder of an Allowed General Unsecured Claim in an amount greater than $2,000 may elect to reduce the amount of such holder's Allowed General Unsecured Claim to $2,000 and to receive a distribution upon such Allowed Class 3 Convenience Claim in the amount of $2,000 as described above. Such an election shall constitute a waiver of the right to collect, and a release of, the amount of the Allowed General Unsecured Claim in excess of $2,000, and the holder of such Allowed Class 3 Convenience Claim shall be deemed to have released the Debtor and its estate, and its property from any and all liability for such excess amount. The holder of an Allowed General Unsecured Claim which timely elects to reduce the amount of its Allowed Claim shall be deemed to be the holder of an Allowed Class 3 Convenience Claim for classification, voting and all other purposes under the Plan.

               4.     Class 4 - Secured Claims
    (a)  Distributions.
Except to the extent that a holder of an Allowed Secured Claim agrees to a different treatment, at the sole option of the Debtor, (i) each Allowed Secured Claim shall be reinstated and rendered unimpaired in accordance with section
1124(2) of the Bankruptcy Code, notwithstanding any contractual provision or applicable nonbankruptcy law that entitles the holder of an Allowed Secured Claim to demand or receive payment of such Allowed Secured Claim prior to the stated maturity of such Allowed Secured Claim from and after the occurrence of a default, (ii) each holder of an Allowed Secured Claim shall receive Cash in an amount equal to such Allowed Secured Claim, including any interest on such Allowed Secured Claim required to be paid pursuant to section 506(b) of the Bankruptcy Code, on the later of the Effective Date and the date such Allowed Secured Claim becomes an Allowed Secured Claim, or as soon thereafter as is practicable, or (iii) each holder of an Allowed Secured Claim shall receive the collateral securing its Allowed Secured Claim and any interest on such Allowed Secured Claim required to be paid pursuant to section 506(b) of the Bankruptcy Code, in full and complete satisfaction of such Allowed Secured Claim on the later of the Effective Date and the date such Allowed Secured Claim becomes an Allowed Secured Claim, or as soon thereafter as is practicable.

     (b) Impairment and Voting. Class 4 shall be unimpaired under the Plan. The holders of Allowed Claims in Class 4 are presumed to accept the Plan and are not entitled to vote to accept or reject the Plan.

               5.     Class 5 - Intercompany Claims

     (a) Distributions. Intercompany Claims shall be unimpaired under section 1124 of the Bankruptcy Code, and shall not be affected by the Plan or the Chapter 11 Case.

     (b) Impairment and Voting. Class 5 shall be unimpaired under the Plan. The holders of Allowed Claims in Class 5 are presumed to accept the Plan and are not entitled to vote to accept or reject the Plan.

               6.     Class 6 - Securities Litigation Claims

     (a) Distributions. Each holder of a Class 6 Claim shall receive in respect thereof all rights and distributions to which such holder is entitled as a Securities Litigation Claimant pursuant to the Claims Agreement, the District Court Order and the Final Settlement Agreement. A holder of a Class 6 Claim that is provided for by this Section IV.6(a) shall not be entitled to receive any additional payments or distributions by reason of Claims for the same loss or damages filed against the Debtor.

     (b) Impairment and Voting. Class 6 shall be unimpaired under the Plan. The holders of Claims in Class 6 are presumed to accept the Plan and are not entitled to vote to accept or reject the Plan.

               7.     Class 7 - Unsecured 11% Note Claims
                      -----------------------------------

     (a) Distributions.

                           (i) Group 7-A. On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed 11% Note Claim as of the Record Date shall receive Cash in an amount equal to such Allowed 11% Note Claim as calculated in accordance with clause
           (iii) below.

                           (ii) Group 7-B. On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed CSFB 11% Note Claim as of the Record Date shall receive New Convertible Preferred Stock with a liquidation preference equal to such Allowed CSFB 11% Note Claim.

                           (iii) Allowance of Group 7-A and Group 7-B Claims. On, and subject to the occurrence of, the Effective Date, the CSFB 11% Note Claims and the 11% Note Claims shall be deemed Allowed 11% Note Claims and Allowed CSFB 11% Note Claims in Class 7 in the aggregate amount of $22,114,445 as of the Petition Date (consisting of Allowed 11% Note Claims in the aggregate amount of $14,421,935.31 and Allowed CSFB 11% Note Claims in the aggregate amount of $7,692,509.69), plus simple interest accruing at the rate per annum of eleven percent (11%) on the principal amount of the Allowed CSFB 11% Note Claims and Allowed 11% Note Claims from and after the Petition Date to but not including the Effective Date.

     (b) Impairment and Voting. Class 7 is impaired under the Plan. The holders of Allowed Claims in Class 7 are entitled to vote to accept or reject the Plan.

               8.     Class 8 - Other Unsecured Claims

     (a) Distributions.

                           (i)   Group 8-A.

          (1) On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed General Unsecured Claim as of the Record Date shall receive its Pro Rata share of the Initial Group 8-A Distribution Amount less the number of shares of New Common Stock in the Reserve.

          (2) On each Subsequent Distribution Date, each holder of an Allowed General Unsecured Claim as of the Record Date shall receive a Pro Rata share of the New Common Stock in the Surplus Distribution being made on such Subsequent Distribution Date.

                           (ii) Allowance of Underwriter Claims. On, and subject
                      to the occurrence of, the Effective Date, the Underwriter Claims shall be deemed Allowed General Unsecured Claims in Group 8-A in an aggregate amount not to exceed $250,000.

                           (ii)  Group 8-B.

          (1) On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed 7 1/2% Convertible Note Claim as of the Record Date shall receive its Pro Rata share of the Initial Group 8-B Distribution Amount less the number of shares of New Common Stock in the Reserve.

          (2) On each Subsequent Distribution Date, each holder of an Allowed 7 1/2% Note Claim as of the Record Date shall receive its Pro Rata Share of New Common Stock in the Surplus Distribution being made on such Subsequent Distribution Date.

          (3) On, and subject to the occurrence of, the Effective Date, the 7 1/2% Convertible Note Claims shall be deemed Allowed Unsecured Claims in Group 8-B in the aggregate amount of $77,260,416.

          (4) As set forth in Section XIII, holders of Allowed 7 1/2% Convertible Note Claims as of May 20, 1998, who remain holders of such 7 1/2% Convertible Notes as of October 22, 1998, shall be entitled to participate, at their option, in the purchase of New Convertible Preferred Stock.

     (b) Impairment and Voting. Class 8 is impaired under the Plan. The holders of Allowed Claims in Class 8 are entitled to vote to accept or reject the Plan.

               9.     Class 9 - Old Preferred Stock Interests

     (a) Distributions. On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed Class 9 Old Preferred Stock Interest shall receive its Pro Rata share of (i) New Common Stock representing 4% of all issued and outstanding shares of New Common Stock on the Effective Date and (ii) New Warrants to purchase up to 2% of all issued and outstanding shares of New Common Stock on a fully-diluted basis.

     (b) Impairment and Voting. Class 9 is impaired under the Plan. The holders of Allowed Class 9 Old Preferred Stock Interests are entitled to vote to accept or reject the Plan.

               10. Class 10 - Old Common Stock Interests and Old Restricted Common Stock Interests


     (a) Distributions. On the Initial Distribution Date or as soon thereafter as is practicable, each holder of an Allowed Class 10 Old Common Stock Interest and an Allowed Class 10 Old Restricted Common Stock Interest shall receive its Pro Rata share of (i) New Common Stock representing 2% of all issued and outstanding shares of New Common Stock on the Effective Date and (ii) New Warrants to purchase up to 5% of all issued and outstanding shares of New Common Stock on a fully-diluted basis.

     (b) Impairment of Voting. Class 10 is impaired under the Plan. The holders of Allowed Class 10 Old Common Stock Interests and Allowed Class 10 Old Restricted Common Stock Interests are entitled to vote to accept or reject the Plan.

               11.    Class 11 - Unvested Old Restricted Common Stock Interests
                      ---------------------------------------------------------

     (a) Distributions. On the Effective Date, the Unvested Old Restricted Common Stock shall be canceled and the holders of Unvested Old Restricted Stock shall not be entitled to, and shall not, receive or retain any property or interest in property on account of such Unvested Old Restricted Common Stock.

     (b) Impairment and Voting. Class 11 is impaired under the Plan. The holders of Allowed Class 11 Interests are deemed to have rejected the Plan, and, therefore, are not entitled to vote to accept or reject the Plan.

               12.    Class 12 - Old Warrant Interests

     (a) Distributions. On the Effective Date, the Old Warrants shall be canceled and the holders of Old Warrants shall not be entitled to, and shall not, receive or retain any property or interest in property on account of such Old Warrants.

     (b) Impairment and Voting. Class 12 is impaired under the Plan. The holders of Allowed Class 12 Interests are deemed to have rejected the Plan, and, therefore, are not entitled to vote to accept or reject the Plan.

               13.    Class 13 - Old Option Interests

     (a) Distributions. On the Effective Date, the Old Options shall be canceled and the holders of Old Options shall not be entitled to, and shall not, receive or retain any property or interest in property on account of such Old Options.

     (b) Impairment and Voting. Class 13 is impaired under the Plan. The holders of Allowed Class 13 Interests are deemed to have rejected the Plan, and, therefore, are not entitled to vote to accept or reject the Plan.

                                       V.

                         PROVISIONS REGARDING CORPORATE
                            GOVERNANCE AND MANAGEMENT
                            OF REORGANIZED WESTBRIDGE

           A.  Directors and Officers of Reorganized Westbridge

               1.     The Initial Board of Directors

               The initial board of directors of Reorganized Westbridge shall consist of seven (7) members, four of whom shall be selected by CSFB or its designee, one of whom shall be selected by the Creditors Committee and two of whom shall be selected by Westbridge or Reorganized Westbridge, whose names shall be disclosed on or before the date of the Confirmation Hearing.

               2.     Management of Reorganized Westbridge

               On the Effective Date, the Board of Directors of Reorganized Westbridge set forth in Section V.A.1 hereof, who shall be appointed pursuant to the Confirmation Order, shall take office and be deemed appointed on the Effective Date.

               3.     Officers

               The officers of the Debtor immediately prior to the Effective Date shall serve as the initial officers of Reorganized Westbridge on and after the Effective Date. Such officers shall serve in accordance with any employment agreement with Reorganized Westbridge and applicable nonbankruptcy law.

               B.      Corporate Action

               1. Amended Westbridge Certificate of Incorporation and Amended Westbridge By-Laws. The adoption of the Amended Westbridge Certificate of Incorporation and Amended Westbridge By-Laws shall be deemed to have occurred and be effective as of the Effective Date without any further action by the directors or stockholders of Westbridge or Reorganized Westbridge. The Amended Westbridge Certificate of Incorporation shall, among other things, contain appropriate provisions consistent with the Plan (i) governing the authorization of the New Convertible Preferred Stock and the New Common Stock, (ii) prohibiting the issuance of nonvoting equity securities as required by section 1123(a)(6) of the Bankruptcy Code, and (iii) implementing such other matters as Reorganized Westbridge, CSFB and the Creditors Committee believe are necessary and appropriate to effectuate the terms and conditions of the Plan. The Amended Westbridge Certificate of Incorporation shall not include any "super-majority" voting provisions. On or prior to the Effective Date, Reorganized Westbridge shall file with the Secretary of State of the State of Delaware, in accordance with sections 103 and 303 of the Delaware General Corporation Law, the Amended Westbridge Certificate of Incorporation and such certificate shall be the certificate of incorporation for Reorganized Westbridge.

           C.  Securities to Be Issued Pursuant to the Plan

               1.     New Common Stock

               On the Effective Date, the issuance of 30,000,000 shares of New Common Stock is hereby authorized without further act or action under applicable law, regulation, rule or order. The Debtor shall issue and distribute 6,500,000 of such authorized shares to the holders of Allowed Claims or Allowed Interests in Classes 8, 9 and 10 in accordance with this Plan. Each share of New Common Stock will entitle its holder to one vote. Holders of New Common Stock will have the right to participate proportionately in any dividends distributed by Reorganized Westbridge.

               2.     New Convertible Preferred Stock

               On the Effective Date, the issuance of 40,000 shares of New Convertible Preferred Stock is hereby authorized without further act or action under applicable law, regulation, rule or order. The Debtor shall issue and distribute 22,750 (such number to increase if the Effective Date occurs after December 31, 1998) of such authorized shares in the aggregate to CSFB (under the Stock Purchase Agreement and as a holder of the CSFB 11% Note Claims) and holders of 7 1/2% Convertible Notes who exercise the Purchase Rights in accordance with this Plan. The complete terms of the New Convertible Preferred Stock will be as set forth in the Certificate of Designation included in the Plan Supplement.

               3.     The New Warrants

               On the Effective Date, the issuance of New Warrants to purchase up to 7% of New Common Stock on a fully diluted basis is hereby authorized without further act or action under applicable law, regulation, rule or order. The New Warrants will entitle the holders thereof to receive the right to purchase, pro rata, 7% of all issued and outstanding shares of New Common Stock on a fully-diluted basis. The New Warrants will have an initial exercise price based on an enterprise valuation of $95 million, will be subject to customary anti-dilution provisions and will expire on the fifth anniversary of the Effective Date.

               4.     Securities Laws Matters

     (a) Registration Rights Agreement. Each Initial Holder receiving a distribution of New Convertible Preferred Stock or New Common Stock representing more than 10% of the aggregate New Convertible Preferred Stock or New Common Stock issued on the Effective Date shall be entitled to become a party to the Registration Rights Agreement.

     (b) Public Market. Westbridge and Reorganized Westbridge shall make all reasonable efforts necessary to ensure an active and fully-valued public market for the trading of the New Common Stock.

           D.  Retention and Incentive Bonus Program

               If not theretofore adopted by the Debtor, on the Effective Date, Reorganized Westbridge or Westbridge will have implemented the retention and incentive bonus program (the "Bonus Program") in substantially the form contained in the Plan Supplement.

           E.  Marketing Agent Stock Options

               If not theretofore adopted by the Debtor, on the Effective Date, Reorganized Westbridge will adopt a stock option plan which permits Reorganized Westbridge to grant to its marketing agents options to acquire up to 3% of all issued and outstanding shares of New Common Stock on a fully diluted basis (the "Agent Options"), which stock option plan shall be in substantially the form contained in the Plan Supplement.

           F.  Officer and Director Stock Options

               If not theretofore adopted by the Debtor, on the Effective Date, Reorganized Westbridge will adopt a stock option plan which permits Reorganized Westbridge to grant to its officers and directors options to acquire up to 10% of all issued and outstanding shares of New Common Stock on a fully diluted basis (the "Officer and Director Stock Options"), which stock option plan shall be in substantially the form contained in the Plan Supplement.

                                       VI.

                         PROVISIONS REGARDING VOTING AND
                   DISTRIBUTIONS UNDER THE PLAN AND TREATMENT
                    OF DISPUTED, CONTINGENT AND UNLIQUIDATED
               ADMINISTRATIVE CLAIMS, CLAIMS AND EQUITY INTERESTS

           A. Voting of Claims and Equity Interests. Each holder of an Allowed Claim or an Allowed Equity Interest in an Impaired Class of Claims or Equity Interests shall be entitled to vote separately to accept or reject the Plan as provided in such order as may be entered by the Court establishing certain procedures with respect to the solicitation and tabulation of votes to accept or reject the Plan, or any other order or orders of the Court.

           B. Nonconsensual Confirmation. If any Impaired Class of Claims or Equity Interests entitled to vote shall not accept the Plan by the requisite statutory majorities provided in sections 1126(c) or 1126(d) of the Bankruptcy Code, as applicable, the Debtor reserves the right to have the Court confirm the Plan under section 1129(b) of the Bankruptcy Code.

           C.  Distributions.

               1.     Method of Distribution Under the Plan

     (a) Date and Delivery of Distribution. Distributions under the Plan shall be made by Reorganized Westbridge or its designee to the holders of Allowed Administrative Claims, Allowed Claims or Allowed Equity Interests at the addresses set forth on the Schedules, unless such addresses are superseded by proofs of claim or transfers of claims filed pursuant to Bankruptcy Rule 3001 (or at the last known addresses of such holders if Westbridge or Reorganized Westbridge has been notified in writing of a change of address).

     (b) Distribution of Cash. Any payment of Cash by Reorganized Westbridge pursuant to the Plan shall be made at the option and in the sole discretion of Reorganized Westbridge, by (i) a check drawn on, or (ii) wire transfer from, a domestic bank selected by Reorganized Westbridge.

     (c) Distribution of Unclaimed Property. Any distribution of Cash under the Plan which is unclaimed after the later to occur of (a) five years after distribution or (b) six months after the date on which such claimant's Claim is allowed shall be transferred to Reorganized Westbridge notwithstanding state or other escheat or similar laws to the contrary. Distributions under the Plan consisting of New Common Stock or New Warrants that are unclaimed for a period of five years after distribution shall be added to the Reserve and entitlement by the holder of a Claim or Interest to such distribution shall be extinguished and forever barred. The Debtor shall file with the Court a list of holders of unclaimed distributions of Cash, New Common Stock and New Warrants on the third, fourth and fifth anniversaries of the Effective Date.

     (d) Saturdays, Sundays, or Legal Holidays. If any payment or act under the Plan is required to be made or performed on a date that is not a Business Day, then the making of such payment or the performance of such act may be completed on the next succeeding Business Day, and shall be deemed to have been completed as of the required date.

     (e) Fractional Shares. No fractional shares of New Common Stock or New Convertible Preferred Stock shall be distributed. When any distribution on account of an Allowed Claim or Allowed Interest pursuant to the Plan would otherwise result in the issuance of a number of shares of New Common Stock or New Convertible Preferred Stock that is not a whole number, the actual distribution of shares of New Common Stock or New Convertible Preferred Stock shall be rounded as follows: (i) fractions of one-half or greater shall be rounded to the next higher whole number and (ii) fractions of less than one-half shall be rounded to the next lower whole number.

     (f) Distributions to Holders as of the Record Date. As at the close of business on the Record Date, the claims register (for Claims) and transfer ledger (for Equity Interests) shall be closed, and there shall be no further changes in the record holders of any Claims or Equity Interests. The Debtor and Reorganized Westbridge shall have no obligation to recognize any transfer of any Claims or Equity Interests occurring after the Record Date. The Debtor and Reorganized Westbridge shall instead be entitled to recognize and deal for purposes under the Plan (except as to voting to accept or reject the Plan pursuant to Section VI.A) with only those record holders stated on the claims register (for Claims) and transfer ledgers (for Equity Interests) as of the close of business on the Record Date.

               2.     Disputed General Unsecured Claims

     (a) Distributions Withheld For Disputed General Unsecured Claims.

                           (i) Establishment And Maintenance Of Reserve. On the Initial Distribution Date and each Subsequent Distribution Date, Reorganized Westbridge shall place into a reserve an amount of New Common Stock equal to 100% of the distributions to which holders of Disputed General Unsecured Claims would be entitled under the Plan as of such date if such Disputed General Unsecured Claims were Allowed General Unsecured Claims in their Disputed Claim Face Amounts (the "Reserve"). Such amounts shall be determined by reference to the aggregate Face Amount of all Disputed General Unsecured Claims that have Face Amounts, plus an amount to be determined by the Court to be reserved for any given Disputed General Unsecured Claims that do not have Face Amounts.

                           (ii) Property Held in Reserve. Cash held in the Reserve, if any (including dividends paid on New Common Stock held in the Reserve, if any), shall be deposited in a segregated bank account or accounts in the name of Reorganized Westbridge and designated as held in trust for the benefit of holders of Allowed General Unsecured Claims. Cash held in the Reserve shall not constitute property of Reorganized Westbridge. Reorganized Westbridge shall invest the Cash held in the Reserve in a manner consistent with the investment guidelines to be agreed upon by the Debtor and the Creditors Committee, which investment guidelines shall be included in the Plan Supplement. Reorganized Westbridge shall pay, or cause to be paid, out of the funds held in the Reserve, any tax imposed on the Reserve by any governmental unit with respect to income generated by the property held in the Reserve. The yield earned on such invested Cash (net of applicable taxes) shall be distributed to each holder of an Allowed Unsecured Claim on the last Subsequent Distribution Date under the Plan, based upon each holder's Pro Rata share. New Common Stock held in the Reserve shall be held in trust by Reorganized Westbridge for the benefit of the potential claimants of such securities and shall not constitute property of Reorganized Westbridge.

                           (iii) Distributions Upon Allowance Of Disputed General Unsecured Claims. The holder of a Disputed General Unsecured Claim that becomes an Allowed Claim subsequent to the Initial Distribution Date shall receive a distribution of New Common Stock from the Reserve on the next Subsequent Distribution Date that follows the Quarter during which such Disputed General Unsecured Claim becomes an Allowed Claim pursuant to a Final Order. Such distributions shall be made in accordance with the Plan based upon the distributions that would have been made to such holder under the Plan if the Disputed General Unsecured Claim had been an Allowed Claim on or prior to the Effective Date.

               3. Surplus Distributions to Holders of Allowed Unsecured Claims. The following consideration shall constitute surplus distributions (the "Surplus Distributions") pursuant to the Plan: (i) pursuant to Section VI.C.1(c), distributions under the Plan to holders of Allowed Unsecured Claims that are unclaimed for a period of five years after distribution thereof; and (ii) to the extent that a Disputed General Unsecured Claim is not Allowed or becomes an Allowed Claim in an amount less than the Disputed Claim Face Amount, shares of New Common Stock equal to the number of shares of New Common Stock held in the Reserve on account of such excess. The Surplus Distributions shall be distributed to the holders of Allowed Unsecured Claims pursuant to Section IV.8 of the Plan[^]; provided, however, that Reorganized Westbridge shall not be under any obligation to make Surplus Distributions on a Subsequent Distribution Date unless the New Common Stock to be distributed on a Subsequent Distribution Date consists of 1,000 shares of New Common Stock or more, unless the distribution is the final Subsequent Distribution Date under the Plan.

               4. Objections To And Resolution Of Administrative Claims and Claims; Administrative and Priority Claims Reserve.

     (a) Objections To And Resolution of Administrative Claims and Claims. Except as to applications for allowances of compensation and reimbursement of expenses under sections 330 and 503 of the Bankruptcy Code, the Debtor, Reorganized Westbridge, the Creditors Committee and CSFB shall have the exclusive right to make and file objections to Administrative Claims and Claims subsequent to the Confirmation Date. All objections shall be litigated to a Final Order; provided, however, that Reorganized Westbridge, the Creditors Committee and CSFB, jointly, shall have the authority to compromise, settle, otherwise resolve or withdraw any objections, or otherwise settle or compromise any Claim, without approval of the Court. Unless otherwise ordered by the Court, the Debtor, Reorganized Westbridge, the Creditors Committee, or CSFB shall file all objections to Administrative Claims and Claims that are the subject of proofs of claims or requests for payment filed with the Court (other than applications for allowances of compensation and reimbursement of expenses) and serve such objections upon the holders of the Administrative Claim or Claim as to which the objection is made as soon as is practicable, but in no event later than 60 days after the Effective Date or such later date as may be approved by the Court.

                      (b)  Administrative and Priority Claims Reserve.

                           (i) Establishment of Administrative and Priority Claims Reserve. On the Effective Date, Reorganized Westbridge shall place into reserve an amount of Cash equal to (i) the sum of the aggregate Face Amount of all Disputed Administrative Claims, Disputed Priority Tax Claims, and Disputed Priority Non-Tax Claims that have Face Amounts, plus (ii) an amount to be determined by the Court to be reserved for any Disputed Administrative Claims, Disputed Priority Tax Claims and Disputed Priority Non-Tax Claims that do not have Face Amounts (the "Administrative and Priority Claims Reserve").

                           (ii) Cash Held in Administrative and Priority Claims Reserve. Cash held in the Administrative and Priority Claims Reserve shall be deposited in a segregated bank account or accounts in the name of Reorganized Westbridge and designated as held in trust for the benefit of holders of Allowed Administrative Claims, Allowed Priority Tax Claims and Allowed Priority Non-Tax Claims. Cash held in the Administrative and Priority Claims Reserve shall not constitute property of Reorganized Westbridge. Reorganized Westbridge shall invest the Cash held in the Administrative and Priority Claims Reserve in a manner consistent with investment guidelines to be included in the Plan Supplement. Reorganized Westbridge shall pay, or cause to be paid, out of the funds held in the Administrative and Priority Claims Reserve, any tax imposed on the Administrative and Priority Claims Reserve by any governmental unit with respect to income generated by Cash held in the Administrative and Priority
           Claims Reserve. Any Cash held in the Administrative and Priority Claims Reserve after all Administrative and Priority Claims have been Allowed or disallowed shall be transferred to and become the property of Reorganized Westbridge.

               5.     Hart-Scott-Rodino Act Filing Requirements

               Any person or entity who will receive a distribution of New Convertible Preferred Stock and/or New Common Stock under the Plan who is required to file a pre-merger notification and report pursuant to the HSR Act, shall not receive such distribution until the notification and waiting periods under the HSR Act applicable to such person or entity shall have expired or been terminated.

               6.     Allocation of Consideration

               The aggregate consideration to be distributed to the holders of Allowed Claims in each Class under the Plan shall be treated as first satisfying an amount equal to the stated principal amount of the Allowed Claim for such holders and any remaining consideration as satisfying accrued, but unpaid, interest and costs, if any, and attorneys' fees where applicable.

     7. Cancellation and Surrender of Existing Securities and Agreements.

               As of the latest to occur of the Effective Date and the Initial Distribution Date, the 11% Notes, the 7 1/2% Convertible Notes, the 11% Note Indenture, the 7 1/2% Convertible Note Indenture, the Old Preferred Stock, the Old Common Stock, the Old Restricted Stock, the Old Warrants and the Old Options shall be deemed canceled and such agreements and securities, together with all security interests, liens and instruments issued pursuant thereto, shall have no further legal effect other than as evidence of any right to receive distributions under the Plan; provided, however, that the 11% Note Indenture and 7 1/2% Convertible Note Indenture shall continue in effect solely for the purposes of (i) allowing the applicable Trustee to make the distributions to be made on account of such Claims under the Plan, and (ii) permitting such applicable Trustee to maintain any rights or liens it may have for fees, costs and expenses under the 11% Note Indenture and 7 1/2% Convertible Note Indenture.

               Notwithstanding any other provision of the Plan, as a condition precedent to receiving any distribution under the Plan, each holder of a promissory note, share certificate, or other instrument or security evidencing a Claim or Equity Interest must surrender such promissory note, share certificate, or other instrument or security to Reorganized Westbridge or its designee or must execute and deliver an affidavit of loss and furnish an indemnity or bond in substance and amount reasonably satisfactory to Reorganized Westbridge.

               Any holder of a Claim or Equity Interest that fails to surrender such instrument or security or to provide the affidavit and indemnity or bond, before the later to occur of (i) the second anniversary of the Effective Date and (ii) six months following the date such holder's Claim becomes an Allowed Claim or Interest, shall be deemed to have forfeited all rights, Claims, and/or Equity Interests and may not receive or participate in any distribution under the Plan.

               8.     Trustee Fees

               On the Effective Date, each Trustee shall receive an amount of Cash equal to the amount of reasonable fees and expenses of such Trustee (including the reasonable fees and expenses of the respective counsel retained by each Trustee), in accordance with and to the extent provided for in the 11%
Note Indenture or 7 1/2% Convertible Note Indenture, as applicable, whether incurred prior or subsequent to the Petition Date, without application by or on behalf of such Trustee or their respective counsel to the Court. Distributions made to the holders of Allowed Claims pursuant to the Plan will not be reduced on account of such payments to each Trustee.

                                      VII.

             IMPLEMENTATION AND EFFECT OF CONFIRMATION OF THIS PLAN

           A.  Registration Rights Agreement

               On or before the Effective Date, Reorganized Westbridge will execute the Registration Rights Agreement without the requirement of any further corporate action.

           B. Continued Corporate Existence and Vesting of Assets in Reorganized Westbridge.

               Westbridge, as Reorganized Westbridge, shall continue to exist after the Effective Date with all powers of a corporation under the laws of the State of Delaware and without prejudice to any right to alter or terminate such existence (whether by merger or otherwise) under such applicable state law. Except as otherwise expressly provided in the Plan, on the Effective Date, Reorganized Westbridge shall be vested with all of the property of the estate free and clear of all claims, liens, encumbrances, charges and other interests of creditors and equity security holders, provided that the security interests securing the LaSalle Credit Agreement and LaSalle Letter of Credit shall not be terminated or discharged; and Reorganized Westbridge may operate its businesses free of any restrictions imposed by the Bankruptcy Code, the Bankruptcy Rules or by the Court, subject only to the terms and conditions of the Plan.

           C.  Termination of Subordination Rights

               All Claims of the 11% Noteholders and 7 1/2% Convertible Noteholders against the Debtor and all rights and Claims between or among the 11% Noteholders and 7 1/2% Convertible Noteholders relating in any manner whatsoever to claimed subordination rights, rights to post-petition and default interest, or similar rights, if any (collectively, "Subordination-Related Rights"), shall be deemed satisfied by the distributions under, described in, contemplated by, and/or implemented by, this Plan to holders of such Claims and such rights shall be deemed waived, released, discharged, and terminated as of the latest to occur of the Effective Date and the Initial Distribution Date, and all actions related to the enforcement of such Subordination-Related Rights shall be permanently enjoined. Distributions under, described in, contemplated by, and/or implemented by, this Plan shall not be subject to levy, garnishment, attachment, or like legal process by any holder of a Claim, including, but not limited to, holders of 11% Note Claims and 7 1/2% Convertible Note Claims, by reason of any claimed Subordination-Related Rights or otherwise, so that each holder of a Claim shall have and receive the complete benefit of the distributions in the manner set forth and described in this Plan.

           D.  Discharge of Westbridge.

               The rights afforded herein and the treatment of all Claims and Equity Interests herein shall be in exchange for and in complete satisfaction, discharge, and release of all Claims and Equity Interests of any nature whatsoever, including any interest accrued on such Claims from and after the Petition Date, against the Debtor, the Debtor in Possession, or any of its assets or properties, arising prior to the Effective Date. Except as otherwise expressly specified in the Plan, the Confirmation Order shall act as of the Effective Date as a discharge of all debts of, Claims against, liens on, and Equity Interests in the Debtor, its assets and properties, arising at any time before the entry of the Confirmation Order, regardless of whether a proof of claim or interest with respect thereto was filed, whether the Claim or Equity Interest is Allowed, or whether the holder thereof votes to accept the Plan or is entitled to receive a distribution thereunder. After the Effective Date, any holder of such discharged Claim or Equity Interest shall be precluded from asserting against the Debtor, Reorganized Westbridge, or any of its assets or properties, any other or further Claim or Equity Interest based on any document, instrument, act, omission, transaction, or other activity of any kind or nature that occurred before the entry of the Confirmation Order.

           E.  Injunction.

               Except as otherwise expressly provided in the Plan, the Confirmation Order, or a separate order of the Court, all entities who have held, hold, or may hold Claims against or Equity Interests in the Debtor which arose before or were held as of the Effective Date, are permanently enjoined, on and after the Effective Date, from (a) commencing or continuing in any manner any action or other proceeding of any kind against the Debtor with respect to any such Claim or Equity Interest, (b) the enforcement, attachment, collection, or recovery by any manner or means of any judgment, award, decree, or order against the Debtor on account of any such Claim or Equity Interest, (c) creating, perfecting, or enforcing any encumbrance of any kind against the Debtor or against the property or interests in property of the Debtor on account of any such Claim or Equity Interest and (d) asserting any right of setoff, subrogation, or recoupment of any kind against any obligation due from the Debtor or against the property or interests in property of the Debtor on account of any such Claim or Equity Interest. Such injunction shall extend to successors of the Debtor (including, without limitation, Reorganized Westbridge) and their respective properties and interests in property.

           F. Preservation/Waiver of Causes of Action.

               1. Preservation of Rights. Pursuant to the Plan, and sections 544, 547, 548, 549, 550, 551, 553 and 1123(b)(3)(B) of the Bankruptcy Code, the
Debtor and Reorganized Westbridge shall retain all rights and all Causes of Action accruing to Westbridge, the estate, or Reorganized Westbridge, including, without limitation, (i) the avoidance of any transfer of an interest of Westbridge in property or any obligation incurred by Westbridge, or (ii) the turnover of any property to the estate, and except as expressly noted in the Plan or Confirmation Order, nothing contained in the Plan or the Confirmation Order shall be deemed to be a waiver or relinquishment of any such rights or Cause of Action. Nothing contained in the Plan or the Confirmation Order shall be deemed to be a waiver or relinquishment of any Claim, Cause of Action, right of setoff, or other legal or equitable defense which Westbridge had immediately prior to the Petition Date which is not specifically waived or relinquished by the Plan. Reorganized Westbridge shall have, retain, reserve and be entitled to assert all such Claims, Causes of Action, rights of setoff and other legal or equitable defenses which Westbridge had immediately prior to the Petition Date as fully as if the Chapter 11 Case had not been commenced; and all of Reorganized Westbridge's legal and equitable rights respecting any Claim which is not specifically waived or relinquished by the Plan may be asserted after the Effective Date to the same extent as if the Chapter 11 Case had not been commenced.

               2. Waiver of Causes of Action. The Debtor hereby waives any rights or Causes of Action it may have against the holders of the 11% Notes, the 7 1/2% Convertible Notes, the members of the Ad Hoc Committee, and the Trustees under each of the 11% Note Indenture and the 7 1/2% Convertible Note Indenture, and each of their representatives and agents (including any professionals retained by such persons or entities) whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part upon any omission, transaction, event or other occurrence taking place prior to the Effective Date in any way relating to the 11% Notes, the 7-1/2% Convertible Notes, the Chapter 11 Case or the Plan.

           G.  Votes Solicited in Good Faith.

               Westbridge has, and upon confirmation of the Plan shall be deemed to have, solicited acceptances of the Plan in good faith and in compliance with the applicable provisions of the Bankruptcy Code. Westbridge (and each of its affiliates, agents, directors, officers, employees, advisors, and attorneys) have participated in good faith and in compliance with the applicable provisions of the Bankruptcy Code in the offer, issuance, sale, and purchase of the securities offered and sold under the Plan and therefore is not, and on account of such offer, issuance, sale, solicitation, and/or purchase will not be, liable at any time for the violation of any applicable law, rule, or regulation governing the solicitation of acceptances or rejections of the Plan or the offer, issuance, sale, or purchase of the securities offered and sold under the Plan.

           H.  Administrative Claims Incurred after the Confirmation Date.

               Administrative Claims incurred by Reorganized Westbridge after the date and time of the entry of the Confirmation Order, including (without limitation) Claims for professionals' fees and expenses incurred after such date, shall not be subject to application and may be paid by Reorganized Westbridge in the ordinary course of business and without application for or Court approval.

           I.  Westbridge's Limited Release.

               On the Effective Date, Westbridge on behalf of itself, its non-debtor Subsidiaries and the estate, shall be deemed to release unconditionally all of their respective present and former officers and directors, except those officers and directors set forth on Exhibit D to this Plan, from any and all Claims, obligations, suits, judgments, damages, rights, Causes of Action and liabilities whatsoever, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, in law, equity or otherwise, based in whole or in part upon actions taken in their respective capacities described above or any omission, transaction, event or other occurrence taking place on or prior to the Effective Date in any way relating to Westbridge, the Chapter 11 Case or the Plan, except that (i) no individual shall be released from (x) any act or omission that constitutes gross negligence or willful misconduct or (y) any contractual obligation of any such person to the Debtor or its non-debtor Subsidiaries, and (ii) Reorganized Westbridge shall not relinquish or waive the right to assert any of the foregoing as a legal or equitable defense or right of set-off or recoupment against any Claims of any such persons asserted against Westbridge or its non-debtor Subsidiaries.

           J.  Exculpation, Release and Injunction of Released Parties.

               1. Exculpation. Westbridge and Reorganized Westbridge and all of their respective present and former officers, directors, employees, advisors, attorneys, financial advisors, accountants, and other professionals and each of the Trustees, counsel to each of the respective Trustees, the Creditors Committee members, counsel to the Creditors Committee, Ad Hoc Committee members, counsel to the Ad Hoc Committee, financial advisors to the Creditors Committee and Ad Hoc Committee and each of their representatives and agents (including any professionals retained by such persons or entities) (the "Released Parties") shall have no liability whatsoever to any holder or purported holder of an Administrative Claim, Claim, or Equity Interest for any act or omission in connection with, or arising out of, the Plan, the Disclosure Statement, the negotiation of the Plan, the negotiation of the Stock Purchase Agreement and the other documents included in the Plan Supplement, the pursuit of approval of the Disclosure Statement or the solicitation of votes for confirmation of the Plan, the Chapter 11 Case, the consummation of the Plan, the administration of the Plan or the property to be distributed under the Plan, or any transaction contemplated by the Plan or Disclosure Statement or in furtherance thereof (including, without limitation, the various management, employee, director and agent retention, incentive bonus and stock option plans, employment contracts, programs and arrangements adopted in connection with the Plan or the Chapter 11
Case), except for willful misconduct or gross negligence as determined by a Final Order, and, in all respects, shall be entitled to rely upon the advice of counsel with respect to their duties and responsibilities under the Plan. This exculpation shall be in addition to, and not in limitation of, all other releases, indemnities, exculpations and any other applicable law or rules protecting such Released Parties from liability.

     2. Injunction. Pursuant to section 105 of the Bankruptcy Code, no holder or purported holder of an Administrative Claim, Claim or Equity Interest shall be permitted to commence or continue any action, employment of process, or an act to collect, offset, or recover any Claim against a Released Party that accrued on or prior to the Effective Date and has been released or waived pursuant to
Section VII.J.1.


           K.  Release of Officers and Directors; Waiver of Claims.

                      1.   Waiver of Claims; Covenant Not To Sue.

     (a) Effective as of the Confirmation Date, but subject to the occurrence of the Effective Date, and except as otherwise expressly provided in this Plan or the Confirmation Order, the Debtor and Debtor in Possession (x) shall be deemed to have covenanted with each of the present and former officers and directors of the Debtor, except those officers and directors set forth on Exhibit D to this Plan, to waive and not to (1) sue or otherwise seek any recovery from such officers and directors, or their respective property, whether for tort, fraud, contract, violations of federal or state securities laws, or otherwise, based in whole or in part upon any act or omission, transaction, event, or other occurrence taking place on or before the Effective Date in any way relating to the Debtor, the Chapter 11 Case, or the Plan or (2) assert against any of the Debtor's present or former officers and directors, except those officers and directors set forth on Exhibit D to this Plan, or their respective property, any Claim, obligation, right, cause of action, or liability which the Debtor may be entitled to assert in any case, whether for tort, fraud, contract, violations of federal or state securities laws, or otherwise, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, based in whole or in part upon any act or omission, transaction, or other occurrence taking place on or before the Effective Date in any way relating to the Debtor, the Chapter 11 Case, or the Plan and (y) are permanently enjoined, on and after the Effective Date, from commencing or continuing in any manner any action or other proceeding of any kind with respect to such Claims, obligations, rights, causes of action, or liabilities released or waived hereunder; except that (i) the foregoing waivers and covenants shall not apply to (x) any act or omission of any individual that constitutes gross negligence or willful misconduct or (y) any contractual obligation of any individual to the Debtor or its non-debtor Subsidiaries, and (ii) Reorganized Westbridge shall not relinquish or waive the right to assert any Claims, obligations, rights, causes of action, or liabilities, as a legal or equitable defense or recoupment against any Claims of any such persons asserted against Westbridge or its non-debtor Subsidiaries.

     (b) Effective as of the Confirmation Date, but subject to the occurrence of the Effective Date, and except as otherwise expressly provided in this Plan or the Confirmation Order, all Persons who have held, hold, or may hold Claims against or Equity Interests in the Debtor (x) shall be deemed to have covenanted with each of the past and present officers and directors of the Debtor to waive and not to (1) sue or otherwise seek any recovery from such officers and directors, or their respective property, whether for tort, fraud, contract, violations of federal or state securities laws, or otherwise, based in whole or in part upon any act or omission, transaction, event, or other occurrence taking place on or before the Effective Date in any way relating to the Debtor, the Chapter 11 Case, or the Plan or (2) assert against any of such officers and directors, or their respective property, any Claim, obligation, right, cause of action, or liability which any such holder of a Claim against or Equity Interest in the Debtor may be entitled to assert in any case, whether for tort, fraud, contract, violations of federal or state securities laws, or otherwise, whether known or unknown, foreseen or unforeseen, existing or hereafter arising, based in whole or in part upon any act or omission, transaction, event, or other occurrence taking place on or before the Effective Date in any way relating to the Debtor, the Chapter 11 Case, or the Plan and (y) are permanently enjoined, on and after the Effective Date, from commencing or continuing in any manner any action or other proceeding of any kind with respect to such Claims, obligations, rights, causes of action, or liabilities released or waived hereunder.

     2. Limited Releases. Effective as of the Confirmation Date, but subject to the occurrence of the Effective Date, and except as otherwise expressly provided in the Plan or the Confirmation Order, each of the Debtor's past and present officers and directors and their respective property shall be released from any and all Claims, obligations, rights, causes of action, and liabilities which any holder of a Claim against or Equity Interest in the Debtor may be entitled to assert in any case, whether for tort, fraud, contract, violations of federal or state securities laws, or otherwise, whether known or unknown, whether foreseen or unforeseen, existing or hereafter arising, based in whole or in part upon any act or omission, transaction, event or other occurrence taking place on or before the Effective Date in any way relating to the Debtor, the Chapter 11 Case, or the Plan.

     3. Limitation of Governmental Releases. Notwithstanding Sections VII.K.1. and 2 of the Plan, the Plan shall not release, discharge, or exculpate any non-debtor party from any debt owed to the United States Government and/or its agencies, including the Pension Benefit Guaranty Corporation (the "Government"), or from any liability arising under the Internal Revenue Code, the Employee Retirement Income Security Act of 1974, as amended, or the environmental laws, securities laws or criminal laws of the United States. In addition, notwithstanding Sections VII.K.1 and 2 of the Plan, the Plan shall not enjoin or prevent the Government from collecting any such liability from any such non-debtor party.

           L.   Term of Bankruptcy Injunction or Stays.

               All injunctions or stays provided for in the Chapter 11 Case under sections 105 or 362 of the Bankruptcy Code, or otherwise, and in existence on the Confirmation Date, shall remain in full force and effect until the Effective Date.

           M.  Preservation of Insurance.

               The Debtor's discharge and release from all Claims as provided herein, except as necessary to be consistent with this Plan, shall not diminish or impair the enforceability of any insurance policy (including the National Union Policy) that may cover Claims against the Debtor, Reorganized Westbridge (including, without limitation, its past and present officers and directors) or any other person or entity.

           N. Officers' and Directors' Indemnification Rights.

               Notwithstanding any other provisions of the Plan, the obligations of the Debtor to indemnify its present and former directors, officers, and employees against any obligations, liabilities, costs or expenses pursuant to the articles of incorporation or by-laws of the Debtor, applicable state law, specific agreement, or any combination of the foregoing, shall not survive the Effective Date and shall be discharged, regardless of whether indemnification is owed in connection with an event occurring prior to, upon, or subsequent to the Petition Date; provided, however, that Reorganized Westbridge shall take all such actions as are necessary or desirable to maintain in full force and effect the National Union Policy until such time as it may expire by its terms and directors and officers of the Debtor and its Subsidiaries covered by the National Union Policy shall be entitled to make claims thereunder pursuant to the terms thereof notwithstanding the provisions of this Section VII.N; provided further, however, that the Indemnification Escrow shall be terminated on the Effective Date and the Debtor shall retain the Cash contained in the Indemnification Escrow free and clear of any Claims or other rights or interests of any Person.

           O.  The Securities Litigation Settlement Fund.

     1. Payment of Securities Litigation Settlement PaymentError! Bookmark not defined.. Within five (5) days of the entry of the District Court Order by the District Court (which date shall not be earlier than the Effective Date) requiring the payment of such amount, the Debtor and National Union shall pay the aggregate sum of $1,000,000 (the "Securities Litigation Settlement Fund") pursuant to, and in accordance with the terms of, the Final Settlement Agreement and the District Court Order; which payment shall be in full satisfaction and discharge of the liabilities of the Debtor in respect of the Securities Litigation Claims. The payment by the Debtor and National Union shall be comprised of Cash paid by the Debtor and payments made by National Union under the National Union Policy.

     2. Administration. The Securities Litigation Settlement Fund shall be held in accordance with the Final Settlement Agreement, subject to the jurisdiction of the District Court. No distribution shall be made from the Securities Litigation Settlement Fund except pursuant to the Final Settlement Agreement and an order of the District Court.

     3. Allocation of Assets. The distribution of the Securities Litigation Settlement Fund shall be made pursuant to the Final Settlement Agreement and the District Court Order to be entered by the District Court prior to the Effective Date, as the same may be amended, modified or supplemented from time to time by the District Court in accordance with the terms of such District Court Order on such notice as the District Court deems appropriate.

                                      VIII.

                            RETENTION OF JURISDICTION

               The Court shall have exclusive jurisdiction of all matters arising out of, and related to, the Chapter 11 Case and the Plan pursuant to, and for the purposes of, section 105(a) and section 1142 of the Bankruptcy Code and for, among other things, the following purposes: (1) to hear and determine applications for the assumption or rejection of executory contracts or unexpired leases pending on the date the Plan is confirmed, and the allowance of Claims resulting therefrom; (2) to determine any other applications, adversary proceedings, and contested matters pending on the Effective Date; (3) to ensure that distributions to holders of Allowed Claims and Allowed Equity Interests are accomplished as provided herein; (4) to resolve disputes as to the ownership of any Claim or Equity Interest; (5) to hear and determine timely objections to Administrative Claims and Claims; (6) to enter and implement such orders as may be appropriate in the event the Confirmation Order is for any reason stayed, revoked, modified or vacated; (7) to issue such orders in aid of execution of the Plan, to the extent authorized by section 1142 of the Bankruptcy Code; (8) to consider any modifications of the Plan, to cure any defect or omission, or to reconcile any inconsistency in any order of the Court, including, without limitation, the Confirmation Order; (9) to resolve disputes concerning nondebtor releases, exculpations, and injunctions contained herein; (10) to hear and determine all applications for compensation and reimbursement of expenses of professionals under sections 330, 331, and 503(b) of the Bankruptcy Code; (11) to hear and determine disputes arising in connection with the interpretation, implementation, or enforcement of the Plan; (12) to hear and determine any issue for which the Plan requires a Final Order of the Court; (13) to hear and determine matters concerning state, local, and federal taxes in accordance with sections 346, 505, and 1146 of the Bankruptcy Code; (14) to hear any other matter not inconsistent with the Bankruptcy Code; (15) to hear and determine disputes arising in connection with compensation and reimbursement of expenses of professionals for services rendered during the period commencing on the Confirmation Date through and including the Effective Date; (16) to hear and determine disputes arising in connection with any fees and expenses of any Trustee for services rendered through and including the Effective Date and (17) to enter a final decree closing the Chapter 11 Case.

                                       IX.

                            MISCELLANEOUS PROVISIONS

           A.  Payment of Statutory Fees.

               All fees  payable on or before the  Effective  Date  pursuant  to section 1930 of title 28 of the United States Code, as determined by the Court at the Confirmation Hearing, shall be paid on or before the Effective Date.

           B.  Dissolution of Creditors Committee.

               The appointment of the Creditors Committee shall terminate on the later of the sixtieth day following the Effective Date and the first date on which there exists a Final Order with respect to the applications for final allowances of compensation and reimbursement of expenses of the attorneys and financial advisors to the Creditors Committee.

           C. Modification of the Plan.

               Westbridge reserves the right, in accordance with the Bankruptcy Code, to amend or to modify the Plan, with the consent of the Creditors Committee and CSFB prior to the entry of the Confirmation Order. After entry of the Confirmation Order, Reorganized Westbridge or Westbridge may amend or modify the Plan, or remedy any defect or omission or reconcile any inconsistency in the Plan in such a manner as may be necessary to carry out the purpose and intent of the Plan.

           D.  Governing Law.

               Unless a rule of law or procedure is supplied by Federal law (including the Bankruptcy Code and Bankruptcy Rules) or the Delaware General Corporation Law, the laws of the State of New York (without reference to the conflicts of laws provisions thereof) shall govern the construction and implementation of the Plan and any agreements, documents, and instruments executed in connection with the Plan.

           E.  Filing or Execution of Additional Documents.

               On or before the Effective Date, Westbridge or Reorganized Westbridge, shall file with the Court or execute, as appropriate, such agreements and other documents as may be necessary or appropriate to effectuate and further evidence the terms and conditions of the Plan.

           F.  Withholding and Reporting Requirements.

               In connection with the Plan and all instruments issued in connection therewith and distributions thereon, Reorganized Westbridge shall comply with all withholding and reporting requirements imposed by any federal, state, local, or foreign taxing authority and all distributions hereunder shall be subject to any such withholding and reporting requirements.

           G.  Exemption From Transfer Taxes.

               Pursuant to section 1146(c) of the Bankruptcy Code, the issuance, transfer or exchange of Equity Securities under the Plan, the making or assignment of any lease or sublease or the making or delivery of any other instrument whatsoever, in furtherance of or in connection with the Plan shall not be subject to any stamp, real estate transfer, recording or other similar tax.

           H.  Waiver of Federal Rule of Civil Procedure 62(a).

     The Debtor may request that the Confirmation Order include (a) a finding that Fed. R. Civ. P. 62(a) shall not apply to the Confirmation Order and (b) authorization for the Debtor to consummate the Plan immediately after entry of the Confirmation Order.

           I.  Headings.

               Headings used in the Plan are for convenience and reference only and shall not constitute a part of the Plan for any purpose.

           J.  Exhibits/Schedules.

               All Exhibits and Schedules to the Plan are incorporated into and constitute a part of the Plan as if set forth herein.

           K.  Notices.

               All notices, requests, and demands hereunder to be effective shall be in writing and unless otherwise expressly provided herein, shall be deemed to have been duly given or made when actually delivered or, in the case of notice by facsimile transmission, when received and telephonically confirmed, addressed as follows:

     To the Debtor: Westbridge Capital Corp., 110 West Seventh Street, Fort Worth, Texas 76102, attention: Patrick J. Mitchell, Tel.: (817) 878-3306/Fax:
(817) 878-3672, with a copy to Paul, Weiss, Rifkind, Wharton & Garrison, 1285 Avenue of the Americas, New York, New York 10019-6064, attention: Alan W. Kornberg, Tel.: (212) 373-3000/Fax: (212) 757-3990.

     To the Creditors Committee: Stroock & Stroock & Lavan LLP, 180 Maiden Lane, New York, New York 10038, attention: Fred S. Hodara, Tel: (212) 806-5400/ Fax:
(212) 806-6006.

     To CSFB: Cadwalader, Wickersham & Taft, 100 Maiden Lane, New York, New York 10038, attention: Michael J. Sage, Tel.: (212) 504-6000/Fax: (212) 504-6666.

           L.  Plan Supplement.

               Forms of the documents relating to the Amended Westbridge Certificate of Incorporation, the Amended Westbridge Bylaws, Amended Guarantee Agreement, New Convertible Preferred Stock, New Warrants, Registration Rights Agreement, investment guidelines referred to in Section VI.C.2(a)(ii), Agent Options, Officers and Director Stock Options and the Bonus Program shall be contained in the Plan Supplement and filed with the Clerk of the Court at least 10 days prior to the date of the Confirmation Hearing. Upon its filing with the Court, the Plan Supplement may be inspected in the office of the Clerk of the Court during normal court hours. Holders of Claims or Equity Interests may obtain a copy of the Plan Supplement upon written request to the Debtor in accordance with Section IX.K of the Plan.

           M.  Conflict.

               The terms of this Plan shall govern in the event of any inconsistency with the summaries of the Plan set forth in the Disclosure Statement.

                                       X.

                    EXECUTORY CONTRACTS AND UNEXPIRED LEASES

               Other than (i) executory contacts or unexpired leases which are the subject of a motion to reject pending on the Confirmation Date, and (ii) employment agreements, if any, terminated prior to or in connection with the Plan (including, without limitation, those employment agreements set forth on Exhibit E to this Plan), all of the executory contracts, unexpired leases and employment agreements that exist between Westbridge and any person, are specifically assumed as of the Effective Date pursuant to the Plan. All Claims for damages arising from the rejection of executory contracts or unexpired leases must be filed with the Court in accordance with the terms of the order authorizing such rejection or, if not rejected by separate order, within thirty
(30) days from the entry of the Confirmation Order. Any Claims not filed within such time will be forever barred from assertion against Westbridge, its estate and Reorganized Westbridge. All Allowed Claims arising from the rejection of executory contracts or unexpired leases shall be treated as Class 8 Claims in Group 8-A or Class 3 Claims (Convenience Claims), as the case may be. Reorganized Westbridge, except as otherwise agreed by the parties, will cure any and all undisputed defaults within 60 days of the Effective Date under any executory contract, unexpired lease or employment agreement assumed pursuant to the Plan in accordance with section 365 of the Bankruptcy Code. All disputed defaults that are required to be cured shall be cured either within 30 days of the entry of a Final Order determining the amount, if any, of the Debtor's or Reorganized Westbridge's liability with respect thereto, or as may otherwise be agreed to by the parties.

                                       XI.

                                  BENEFIT PLANS

               All employment and severance agreements and policies, and all employee compensation and benefit plans, policies, and programs of the Debtor applicable generally to its employees, including agreements and programs subject to section 1114 of the Bankruptcy Code, as in effect on the Effective Date, including, without limitation, all savings plans, retirement plans, health care plans, disability plans, severance benefit plans, incentive plans, and life, accidental death, and dismemberment insurance plans, shall be deemed to be, and shall be treated as through they are, executory contracts that are assumed under the Plan, but only to the extent that rights under such agreements and programs are held by the Debtor or individuals who are Reorganized Westbridge employees as of the Effective Date, and the Debtor's obligations under such agreements and programs to individuals who are employees of the Debtor on the Effective Date shall survive the Effective Date of this Plan, without prejudice to Reorganized Westbridge's rights under applicable non-bankruptcy law to modify, amend, or terminate the foregoing arrangements, except for (i) such executory contracts or plans specifically rejected pursuant to the Plan (to the extent such rejection does not violate section 1114 of the Bankruptcy Code) and (ii) such executory contracts or plans as have previously been terminated (including, without limitation, any employment agreements set forth on Exhibit E to this Plan), or rejected, pursuant to a Final Order, or specifically waived by the beneficiaries of such plans, contracts, or programs.

                                      XII.

                            EFFECTIVENESS OF THE PLAN

           A.  Confirmation of the Plan.

               The Plan can be confirmed either under section 1129(a) of the Bankruptcy Code or in a non-consensual manner under section 1129(b) of the Bankruptcy Code so long as the conditions of Section XII.B.1 have been satisfied or waived pursuant to Section XII.B.2.

           B.  Effectiveness of the Plan.

               1.     Conditions Precedent to Effectiveness

               The Plan shall not become effective unless and until it has been confirmed and the following conditions have been satisfied in full or waived pursuant to Section XII.B.2: (1) the Confirmation Order in a form satisfactory to the Debtor, CSFB and the Creditors Committee shall have become a Final Order;
(2) the Effective Date shall have occurred within six months following the Petition Date; (3) the Amended Westbridge Certificate of Incorporation shall have been properly filed with the Secretary of State of the State of Delaware;
(4) all authorizations, consents and regulatory approvals (including, without limitation, any approvals required under the HSR Act or state insurance laws or regulations relating to the change in ownership of Westbridge upon the Effective
Date) required (if any) for the Plan's  effectiveness  shall have been obtained;
(5) the aggregate amount of Class 8 Claims in Group 8-A does not exceed $5,000,000; (6) each of the conditions to the Stock Purchase Agreement other than the occurrence of the Effective Date shall have been satisfied or waived as set forth therein; (7) the aggregate amount of Administrative Claims and Priority Non-Tax Claims as of the Effective Date does not exceed $5,000,000; (8) the Debtor, CSFB and the Creditors Committee shall each have approved the form and substance of each of the Amended Westbridge Certificate of Incorporation, the Amended Westbridge Guarantee, the Amended Westbridge By-Laws, the New Common Stock, the New Convertible Preferred Stock, the New Warrants, the Registration Rights Agreement, the Bonus Program, the Agent Options, the Management Employment Agreements and the Officer and Director Stock Options; and (9) the District Court shall have entered the District Court Order approving the Final Settlement Agreement and any amendments thereof, which District Court Order shall not materially modify or alter the Securities Litigation Settlement as described in the Claims Agreement.

               2.     Waiver of Conditions

               Westbridge  may waive any or all of the  conditions  set forth in
Section XII.B.1 above at any time, with the prior consent of the Creditors Committee and CSFB, without leave of or order of the Court and without any formal action.

               3.     Effect of Failure of Conditions

               In the event that the Effective Date does not occur on or before sixty (60) days after the Confirmation Date, upon notification submitted by Westbridge to the Court: (a) the Confirmation Order shall be vacated, (b) no distributions under the Plan shall be made, (c) Westbridge and all holders of Claims and Equity Interests shall be restored to the status quo ante as of the day immediately preceding the Confirmation Date as though the Confirmation Date had never occurred, and (d) Westbridge's obligations with respect to the Claims and Equity Interests shall remain unchanged and nothing contained in the Plan shall constitute or be deemed a waiver or release of any Claims or Equity Interests by or against Westbridge or any other person or to prejudice in any manner the rights of Westbridge or any person in any further proceedings involving Westbridge.

               4.     Vacatur of Confirmation Order

               If an order denying confirmation of the Plan is entered, then the Plan shall be null and void in all respects, and nothing contained in the Plan shall (a) constitute a waiver or release of any Claims against or Equity Interests in Westbridge; (b) prejudice in any manner the rights of the holder of any Claim against, or Equity Interest in, Westbridge; (c) prejudice in any manner any right, remedy or claim of Westbridge; or (d) be deemed an admission against interest by Westbridge.

               5. Survival of the Final Settlement Agreement. The Final Settlement Agreement shall survive consummation of the Plan, except to the extent that any provision of the Final Settlement Agreement is inconsistent with the Plan, in which case the provisions of the Plan shall supersede such inconsistent provision of the Final Settlement Agreement.

                                      XIII.

                    NEW CONVERTIBLE PREFERRED STOCK PURCHASE

           A. Stock Purchase Agreement. As provided in the Stock Purchase Agreement, CSFB has agreed to purchase all of the issued and authorized New Convertible Preferred Stock not distributable to holders of Allowed CSFB 11% Note Claims upon the terms and subject to the conditions set forth below and in the Stock Purchase Agreement. The aggregate proceeds received by the Debtor from the exercise of such Purchase Rights shall be distributed under the Plan to fund distributions to holders of Allowed Class 7 Claims in Group 7-A.

           B. Purchase Right. Under the Plan, each holder of a 7-1/2% Convertible Note as of October 22, 1998 shall be issued the right (a "Purchase Right"), on the terms and conditions hereinafter set forth, to purchase upon exercise and satisfaction of other conditions its Pro Rata Percentage (as defined below) of the New Convertible Preferred Stock not distributed to holders of Allowed CSFB 11% Note Claims at a purchase price equal to the liquidation preference of the New Convertible Preferred Common Stock. The aggregate proceeds received by the Debtor from the exercise of such Purchase Rights shall be distributed under the Plan to fund distributions to holders of Allowed Class 7 Claims in Group 7-A. The Debtor will issue an aggregate of 14,836,413 Purchase Rights (which amount is equal to one Purchase Right for every one dollar of liquidation preference of New Convertible Preferred Stock not distributed to holders of Allowed CSFB 11% Note Claims).

     1. Eligibility. In order to be eligible to exercise the Purchase Right, a holder of a 7 1/2% Convertible Note must have been the record holder of such 7 1/2% Convertible Note as of May 20, 1998 and must continue to be the record holder of such 7 1/2% Convertible Note as of October 22, 1998 (each such holder, an "Eligible Holder"). The Purchase Right is nontransferable.

     (a) Purchase Right Amount. The Purchase Right shall entitle each Eligible Holder to purchase New Convertible Preferred Stock with a liquidation preference equal to the product of (1) such holder's Pro Rata Percentage multiplied by (2) the liquidation preference as of the Effective Date of the New Convertible Preferred Stock not distributable to holders of Allowed CSFB 11% Note Claims under Section IV.7(a)(ii) (i.e., each single Purchase Right shall entitle each Eligible Holder to purchase New Convertible Preferred Stock with a liquidation preference of one dollar). "Pro Rata Percentage" means, with respect to any Eligible Holder, its Pro Rata share (based on its holdings as of May 20, 1998 less any 7 1/2% Convertible Notes sold by it between May 20, 1998 and October 22, 1998) of Class 8 Allowed Claims in Group 8-B.

     (b) Exercise Price. The purchase price of the Purchase Right shall be equal to the liquidation preference of the New Convertible Preferred Stock in respect of which the Purchase Right is validly exercised (such amount, the "Exercise Price").

     (c) Exercise Notice. In order to exercise the Purchase Right, each Eligible Holder must complete the Exercise Notice and return a properly completed and duly executed Exercise Notice to the Debtor no later than 5:00 p.m. on the last day of the Exercise Period. The Exercise Notice will not be deemed to have been timely delivered unless it is actually received by the Debtor prior to the last day of the Exercise Period at its address as set forth in the instructions accompanying the Exercise Notice (the "Exercise Instructions"). In order to facilitate the exercise of the Purchase Right, the Debtor has mailed to each Eligible Holder a form of Exercise Notice, together with the Exercise Instructions, following the Court's approval of the Disclosure Statement. Promptly following the last day of the Exercise Period, the Debtor shall give written notice to each Eligible Holder whose Exercise Notice was properly completed, duly executed and timely received (an "Exercising Holder") of the acceptance of its Exercise Notice and notice of the date on which the Exercise Price is required to be received by the Debtor from such Eligible Holder (such notice, a "Notice of Acceptance").

     (d) Determination of Validity. All questions as to eligibility of holders entitled to participate in the Purchase Right, the conformity of any Exercise Notice with the Exercise Instructions, the timeliness of the Debtor's receipt of any Exercise Notice or the validity of any Exercise Notice shall be determined by the Debtor in its sole discretion and its determination shall be final and binding. In addition, the Debtor shall have the absolute right, in its sole discretion, to reject any and all Exercise Notices determined by it not to be in proper form or not to be in conformity with any of the Exercise Instructions. No Exercise Notice shall be deemed to have validly delivered until all irregularities with respect to it have been cured or waived. The Debtor shall not be under any duty to give any holder notification of irregularities in the Exercise Notice and shall not have any liability to any holder for any failure to give such notice. The Debtor reserves the absolute right to waive any and all irregularities in any Exercise Notice whether or not similar irregularities are waived in the case of any other holder submitting an Exercise Notice. If any Exercise Notice is signed by a trustee, executor, administrator, guardian, attorney-in-fact, officer of a corporation or other person acting in a fiduciary or representative capacity, such person should so indicate when executing the Exercise Notice and, unless waived by the Debtor, proper evidence satisfactory to the Debtor, in its reasonable discretion, of such person's authority so to act must be submitted. A beneficial owner of 7 1/2% Convertible Notes that are held by or registered in the name of a broker, dealer, commercial bank, trust company or other nominee or custodian is urged to contact such entity promptly if such beneficial holder wishes to participate in the Purchase Right.

     (e) Payment. Payment of the Exercise Price shall be due on the date specified in the Notice of Acceptance (such date, the "Payment Date"), which date shall be no less than three Business Days prior to the Effective Date. Payment of the Exercise Price must be made by wire transfer of immediately available funds to the Debtor's account identified in the Acceptance Notice or by certified check delivered to the Debtor's address identified in the Acceptance Notice, in each case so as to be received by the Debtor no later than 5:00 p.m. on the Payment Date. Payment shall be held in escrow by the Debtor until the Effective Date. On the Effective Date, all monies shall be released to the Debtor from such escrow and each Exercising Holder shall receive the applicable number of shares of New Convertible Preferred Stock on the Initial Distribution Date. In the event that any Exercising Holder shall fail to deliver the Exercise Price to the Debtor on or before the Payment Date, such Exercising Holder shall be deemed to have irrevocably waived its right to participate in the Purchase Right and the Debtor's acceptance of its Exercise Notice shall be automatically rescinded without notice and of no further force or effect. In the event the Court does not confirm the Plan or the Effective Date does not occur, the offer contained herein also shall be automatically rescinded without notice and of no further force and effect and any money received by the Debtor hereunder shall promptly be returned to the applicable Exercising Holder.

Dated:   Fort Worth, Texas
         October 27, 1998

                                      WESTBRIDGE CAPITAL CORP.

                                      By:/s/ Patrick J. Mitchell
                                      Name:  Patrick J. Mitchell
                                      Title:  President

                                                               EXHIBIT A TO PLAN


                             SUMMARY OF TERMS OF NEW
                           CONVERTIBLE PREFERRED STOCK




New Convertible     100% of the issued and authorized New Convertible Preferred
Preferred Stock:    Stock of the Debtor will be distributed to holders of
                    Allowed CSFB 11% Note Claims or purchased under the Stock
                    Purchase Agreement or Purchase Rights. The aggregate purchase price for the New Convertible Preferred Stock shall equal the Allowed Amount of the 11% Note Claims as of the Effective Date (excluding the CSFB 11% Note Claims).

Dividend:           Annual cumulative dividend rate of 10.25% (the dividends
                    shall compound on an annual basis). Dividends will be paid in additional shares of New Convertible Preferred Stock (the
                    "Dividend Stock"). The Dividend Stock shall have the same terms as the New Convertible Preferred Stock.

Conversion:         Initially convertible into 41.4% of the New Common Stock,
                    based on an Effective Date of December 31, 1998. The Allowed
                    Amount of the 11% Note Claims will increase after the Petition Date as a result of the continued accrual of interest during the pendency of the Chapter 11 Case. The amount of New Convertible Preferred Stock which the Debtor intends to issue to fund distributions to holders of the 11%
                    Note Claims is based on the Allowed Amount of the 11% Note
                    Claims assuming an Effective Date of December 31, 1998.
                    Consequently, the Debtor will need to issue additional New
                    Convertible Preferred Stock if the Effective Date does not occur by December 31, 1998. If the issuance of additional
                    New Convertible Preferred Stock is required, such additional
                    New Convertible Preferred Stock will be convertible into additional New Common Stock, thus increasing the percentage of New Common Stock which the New Convertible Preferred
                    Stock may be initially converted to. Each issuance of Dividend Stock after the Effective Date shall also cause an increase in the percentage of New Common Stock into which the New Convertible Preferred Stock will be convertible to.

Redemption:         Reorganized Westbridge shall be required to redeem 100% of the then outstanding New Convertible Preferred Stock on the fifth anniversary of the Effective Date.

                                                               EXHIBIT B TO PLAN



                               SUMMARY OF TERMS OF
                                  NEW WARRANTS




WARRANTS:           Warrants to purchase up to 7% of the issued and outstanding
                    New Common Stock, on a fully diluted basis.

EXERCISE PRICE:     Based on Enterprise Valuation of $95 million.


TERM: The New Warrants shall expire on the fifth anniversary of the Effective Date.

OTHER TERMS:        Such other customary terms (including anti-dilution
                    provisions) as may be mutually agreeable to the Debtor, CSFB and the Creditors Committee.

                                                               EXHIBIT C TO PLAN





                            STOCK PURCHASE AGREEMENT

                  STOCK PURCHASE AGREEMENT (this "Agreement"), dated as of September 16, 1998, by and between WESTBRIDGE CAPITAL CORP., a Delaware corporation (the "Company"), and CREDIT SUISSE FIRST BOSTON CORPORATION, a Massachusetts corporation (the "Purchaser").

                  WHEREAS, pursuant to the Company's plan of reorganization (as amended from time to time, the "Pre-Negotiated Plan") in a case (the "Chapter 11 Case") being filed on the date hereof under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"), the Company intends to issue purchase rights (the "Purchase Rights") to the holders of its outstanding 7 1/2% Convertible Subordinated Notes Due 2004 (the "Convertible Subordinated Notes") entitling such holders to purchase newly issued shares (the "Preferred Shares") of Series A Cumulative Convertible Redeemable Preferred Stock of the Company (the "Convertible Preferred Stock"), the proceeds of which will be used by the Company to fund distributions to certain of the holders of its outstanding 11% Senior Subordinated Notes Due 2002 (the "Senior Subordinated Notes") in accordance with the Pre-Negotiated Plan; and

                  WHEREAS, the Purchaser is the holder of approximately 55% of the Convertible Subordinated Notes and desires to purchase from the Company its pro rata share of the Preferred Shares, as well as any other Preferred Shares which are not purchased by the other holders of the Convertible Subordinated Notes in accordance with the Pre-Negotiated Plan, all on the terms and subject to the conditions contained in this Agreement;

                  NOW, THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto agree as follows:


                                    ARTICLE I

                 PURCHASE AND SALE OF PREFERRED SHARES; CLOSING
                         Purchase and Sale of Preferred Shares. On the terms and
subject to the conditions set forth in this Agreement, the Purchaser hereby agrees to purchase from the Company, and the Company hereby agrees to sell to the Purchaser, on the Closing Date (as defined herein) (i) such number of Preferred Shares as Purchaser shall be entitled to purchase pursuant to the Purchase Rights granted to Purchaser under the Pre-Negotiated Plan, and (ii) such additional number of Preferred Shares as shall equal the aggregate number of the remaining Preferred Shares which are not being purchased on such date pursuant to the Pre-Negotiated Plan by the other holders of Convertible Subordinated Notes pursuant to the Purchase Rights granted to such holders in accordance with the Pre-Negotiated Plan. The purchase price for each Preferred Share shall be the stated liquidation preference per Preferred Share as set forth in the Certificate of Incorporation (as defined herein) (the "Share Purchase Price"), payable in immediately available funds at the Closing as provided in Section 1.04 hereof.
                    Time and Place of Closing. Subject to the satisfaction or waiver on the Closing Date of the conditions set forth in Section 1.03 below, the closing of the purchase and sale of Preferred Shares under this Agreement (the "Closing") will take place on the effective date of the Pre-Negotiated Plan (the "Closing Date") at 10:00 a.m. New York City time at the offices of Milbank, Tweed, Hadley & McCloy, New York, New York or at such other time and location as the parties may mutually establish.
                    Conditions to Closing.
                  (a) The obligation of the Purchaser to purchase the number of Preferred Shares set forth in this Agreement to be purchased by it hereunder on the Closing Date is subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by the Purchaser in its sole discretion):
                  (i) Each representation and warranty made by the Company in this Agreement (other than those made as of a specified earlier date) shall be true and correct in all material respects on and as of the Closing Date as though such representation or warranty was made on and as of the Closing Date, and any representation or warranty made as of a specified date earlier than the Closing Date shall have been true and correct in all material respects on and as of such earlier date, and the Company shall have delivered to the Purchaser a certificate, dated the Closing Date and executed in the name and on behalf of the Company by its President or any Vice President, to such effect.
                  (ii) The Company shall have performed and complied with, in all material respects, each agreement, covenant and obligation required by this Agreement to be so performed or complied with by the Company at or before the Closing Date, and the Company shall have delivered to the Purchaser a certificate, dated the Closing Date and executed in the name and on behalf of the Company by its President or any Vice President, to such effect.
                  (iii) The Pre-Negotiated Plan shall have been confirmed and shall have become effective in accordance with its terms, and the material terms of the Pre-Negotiated Plan shall be substantially the same as the material terms contained in the draft plan of reorganization attached hereto as Appendix I (the "Draft Plan").
                  (iv) Between the date hereof and the Closing Date, there shall not have occurred (x) any material adverse change in the operations or business of the Company and its subsidiaries (taken as a whole), other than the commencement of the Chapter 11 Case or (y) any event affecting generally and materially adversely the industry in which the Company and its subsidiaries (taken as a whole) conduct their business which would materially and adversely affect the ability of the Company and its subsidiaries (taken as a whole) to operate their business.
                  (v) The Registration Rights Agreement (as such term is defined in the Pre-Negotiated Plan) shall have been executed and delivered by the Company, and the material terms of the Registration Rights Agreement shall be substantially the same as the material terms contained in the registration rights agreement attached hereto as Appendix II.
                  (b) The obligation of the Company to sell Preferred Shares to the Purchaser hereunder is subject to the fulfillment, at or before the Closing, of each of the following conditions (all or any of which may be waived in whole or in part by the Purchaser in its sole discretion):
                  (i) Each representation and warranty made by the Purchaser in this Agreement (other than those made as of a specified earlier date) shall be true and correct in all material respects on and as of the Closing Date as though such representation or warranty was made on and as of the Closing Date, and any representation or warranty made as of a specified date earlier than the Closing Date shall have been true and correct in all material respects on and as of such earlier date, and the Purchaser shall have delivered to the Company a certificate, dated the Closing Date and executed in the name and on behalf of the Purchaser by its President or any Vice President, to such effect.
                  (ii) The Purchaser shall have performed and complied with, in all material respects, each agreement, covenant and obligation required by this Agreement to be so performed or complied with by the Purchaser on or before the Closing Date, and the Purchaser shall have delivered to the Company a certificate, dated the Closing Date and executed in the name and on behalf of the Purchaser by its President or any Vice President, to such effect.
                  (iii) The Pre-Negotiated Plan shall have been confirmed and shall have become effective in accordance with its terms, and the material terms of the Pre-Negotiated Plan shall be substantially the same as the material terms contained in the Draft Plan.
                  (iv) Between the date hereof and the Closing Date, there shall not have occurred (x) any material adverse change in the operations or business of the Company and its subsidiaries (taken as a whole), other than the commencement of the Chapter 11 Case or (y) any event affecting generally and materially adversely the industry in which the Company and its subsidiaries (taken as a whole) conduct their business which would materially and adversely affect the ability of the Company and its subsidiaries (taken as a whole) to operate their business.
                  (v) The Registration Rights Agreement shall have been executed and delivered by the Purchaser, and the material terms of the Registration Rights Agreement shall be substantially the same as the material terms contained in the registration rights agreement attached hereto as Appendix II.
                    Issuance of and Payment for the Preferred Shares. At the Closing, (i) the Company shall issue and deliver to the Purchaser a certificate or certificates, registered in the name of the Purchaser, representing the aggregate number of Preferred Shares being purchased by the Purchaser pursuant to Section 1.01, and (ii) the Purchaser shall pay to the Company, by wire transfer of immediately available funds to an account designated in writing by the Company at least two Business Days prior to the Closing Date, an amount equal to the Share Purchase Price multiplied by the aggregate number of Preferred Shares being purchased by the Purchaser hereunder. SECTION 1.01 Restrictive Legend.

(a) In addition to any legend required by the General Corporation Law of the State of Delaware, each certificate evidencing the Preferred Shares issued at Closing, any shares of the Company's Common Stock issued upon conversion thereof and any shares of capital stock of the Company issued with respect thereto (the "Restricted Securities"), will bear the following legend:

                  "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND ANY SHARES OF THE COMPANY'S COMMON STOCK ISSUED UPON CONVERSION THEREOF, OR APPLICABLE STATE SECURITIES LAWS AND, ACCORDINGLY, SUCH SHARES MAY NOT BE TRANSFERRED, SOLD, OR OTHERWISE DISPOSED OF IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SUCH LAWS, AND UNTIL A SATISFACTORY CERTIFICATE HAS BEEN FURNISHED TO THE COMPANY AS TO SUCH EXEMPTION."
(b) Following the Closing Date, upon delivery to the Company by a Holder of a certificate, in form and substance reasonably satisfactory to the Company and duly executed by an authorized officer of the Holder, to the effect that the Restricted Securities have been transferred (i) pursuant to a registration statement that has been declared effective by the Securities and Exchange
Commission (the "SEC") and was, at the time of such sale or other transfer, effective under the Securities Act of 1933, as amended, and the rules and regulations thereunder (the "Securities Act") or (ii) without registration pursuant to a transaction which complies with the requirements of Rule 144, the Company will, or will instruct its transfer agent to, issue upon surrender of the certificates representing such Restricted Securities, one or more new certificates evidencing the Restricted Securities so transferred, which new certificates will not bear the legend set forth in paragraph (a) above. Other than with respect to any sale or other transfer for which any such certificate has been received by the Company or for which the Company has received a reasonably satisfactory opinion of counsel to the effect that such sale or other transfer is not required to be registered under the Securities Act or applicable state securities laws, the Company or the Company's transfer agent at the Company's instruction may refuse to transfer Restricted Securities on the transfer books of the Company and any such transfer shall be null and void.

(c) The holder of certificates representing Restricted Securities bearing the legend provided for in paragraph (a) shall also be entitled to receive certificates not bearing such legend, upon furnishing the Company with a reasonably satisfactory opinion of counsel to the effect that such legend may be removed under the Securities Act and applicable state securities laws.

                                   ARTICLE II

                  REPRESENTATIONS AND WARRANTIES OF THE COMPANY

     The Company hereby represents and warrants to the Purchaser as follows:

SECTION 2.01        Organization, Qualifications and Corporate Power.

                  (a) The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. The Company is duly licensed or qualified to do business as a foreign corporation in each jurisdiction in which the nature of its business or the ownership of its assets and/or properties makes such licensing or qualification necessary and where the failure to so qualify would have a material adverse effect on the business, properties, operations or condition (financial or other) of the Company and its direct and indirect subsidiaries (the "Subsidiaries") taken as a whole. The Company has full corporate power and authority to own and use its assets and properties and to carry on its business as currently conducted.
                  (b) Each Subsidiary is a corporation duly incorporated (or limited liability company duly organized), validly existing and in good standing under the laws of the state of its incorporation (or organization) and is duly licensed or qualified to do business as a foreign corporation (or limited liability company) in each jurisdiction in which the nature of its business or the ownership of its assets and properties make such licensing or qualification necessary and where the failure to so qualify would have a material adverse effect on the business, properties, operations or condition (financial or other) of the Company and the Subsidiaries taken as a whole. Each Subsidiary has the corporate power and authority to own and hold its assets and properties and to carry on its business as currently conducted.

SECTION 2.02  Authorization  of Agreements,  Etc.

The Company has full corporate power and authority to execute, deliver and perform this Agreement and to issue, sell and deliver the Preferred Shares. The execution and delivery by the Company of this Agreement have been, and at or prior to the Closing the performance by the Company of its obligations hereunder and the issuance and sale by the Company of the Preferred Shares pursuant hereto will have been, duly authorized by all requisite corporate action on the part of the Company. This Agreement has been duly executed and delivered by the Company and constitutes the legal, valid and binding obligation of the Company, enforceable against the Company in accordance with its terms, subject to the effect of any bankruptcy, insolvency or other similar laws affecting creditors' rights generally and general principles of equity.

SECTION 2.03        Non-Contravention; Approvals and Consents.

(a) The execution and delivery of this Agreement by the Company do not, and at the Closing the performance by the Company of its obligations hereunder and the consummation by the Company of the transactions contemplated hereby will not, conflict with, result in a violation and breach of, constitute (with or without notice or lapse of time or both) a default under, or result in the creation or imposition of any lien upon any of the assets or properties of the Company or any of its Subsidiaries under, (i) any of the terms, conditions or provisions of any law, statute, rule, regulation or ordinance (together, "Laws"), or any judgment, decree, order, writ, permit or license (together, "Orders") of any court, tribunal, arbitrator, authority, agency, commission, official or other instrumentality of the United States or any state, county, city or other political subdivision (a "Governmental or Regulatory Authority") or other agency of government, (ii) the certificate of incorporation or the by-laws of the Company, or (iii) any provision of any indenture, agreement or other instrument (a "Contract") by which the Company or any of its Subsidiaries or any of their respective properties or assets are bound.

(b) Except for the consents, approvals, actions, filings and notices contemplated in, and the effectiveness of, the Pre-Negotiated Plan, the filing of the certificate of incorporation to be filed pursuant to the Pre-Negotiated Plan (the "Certificate of Incorporation") with the Secretary of State of the State of Delaware (which filing will be made prior to the Closing), and the filing of a Current Report on Form 8-K with the Securities and Exchange Commission and any reports or notices required to be filed with the New York Stock Exchange (or any other stock exchange or similar entity), no consent, approval or action of, filing with or notice to any Government or Regulatory Authority or other public or private third party is necessary or required on the part of the Company under any of the terms, conditions or provisions of any Law or Order of any Governmental or Regulatory Authority or any Contract to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries or any of their respective assets or properties is bound for the execution and delivery of this Agreement by the Company, the performance by the Company of its obligations hereunder or the consummation of the transactions contemplated hereby, other than such consents, approvals, actions, filings and notices which the failure to make or obtain, as the case may be, individually or in the aggregate, could not be reasonably expected to have a material adverse effect on the Company and its Subsidiaries taken as a whole or materially impair the ability of the Company to consummate the transactions contemplated by this Agreement.

SECTION 2.04 Capital Stock.

                    (a) At or prior to the Closing, the Preferred Shares shall have been duly authorized by all necessary corporate action on the part of the Company, and when issued and paid for in accordance with this Agreement, will be effective under the General Corporation Law of the State of Delaware (the "DGCL") and the Certificate of Incorporation to grant the preferences, limitations and relative rights contemplated by the Certificate of Incorporation to the holders thereof from time at the Closing, and will be validly issued, fully paid and nonassessable. The issuance, sale and delivery of the Preferred Shares, will not be subject to any preemptive rights or to any right of first refusal or other similar right in favor of any person.

                    (b) At or prior to the Closing, the shares of Common Stock issuable upon conversion of the Preferred Shares will have been duly and validly reserved and will not be subject to any preemptive rights or rights of first refusal under the DGCL or otherwise created by the Company, and when issued upon conversion of the Preferred Shares in accordance with their terms, such shares will be validly issued, fully paid and nonassessable.

                                  ARTICLE III

         REPRESENTATIONS AND WARRANTIES OF THE PURCHASERS TO THE COMPANY

                  The Purchaser hereby represents and warrants to the Company as follows:

SECTION 3.01 Organization,  Qualifications and Corporate Power.
The Purchaser is a corporation duly incorporated, validly existing and in good standing under the laws of the Commonwealth of Massachusetts. SECTION 3.02 Authorization of Agreements, Etc. The Purchaser has full corporate power and authority to execute, deliver and perform this Agreement. The execution and delivery by the Purchaser of this Agreement, and the performance by the Purchaser of its obligations hereunder, have been duly authorized by all requisite corporate action. This Agreement has been duly executed and delivered by the Purchaser and constitutes the legal, valid and binding obligation of the Purchaser, enforceable against the Purchaser in accordance with its terms, subject to the effect of any bankruptcy, insolvency or other similar laws affecting creditors' rights generally and general principles of equity.

SECTION 3.03 Non-Contravention; Approvals and Consents.

(a) The execution and delivery of this Agreement by the Purchaser do not, and the performance by the Purchaser of its obligations hereunder and the consummation of the transactions contemplated hereby will not, conflict with, result in a violation and breach of, constitute (with or without notice or lapse of time or both) a default under, or result in the creation or imposition of any lien upon any of the assets or properties of the Company or any of its Subsidiaries under, (i) any of the terms, conditions or provisions of any Law or any Order of any Governmental or Regulatory Authority or other agency of government, (ii) the certificate of incorporation or the by-laws of the Purchaser, or (iii) any provision of any indenture, agreement or other instrument (a "Contract") by which the Purchaser or any of its properties or assets are bound.

(b) Except for any filing of a pre-merger notification report required under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended, and the rules and regulations thereunder, the filing of such report, as may be required under
Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, and any applicable filings with, or approvals of, state insurance regulation authorities, no consent, approval or action of, filing with or notice to any Government or Regulatory Authority or other public or private third party is necessary or required on the part of the Purchaser under any of the terms, conditions or provisions of any Law or Order of any Governmental or Regulatory Authority or any Contract to which the Purchaser or any of its Subsidiaries is a party or by which the Purchaser or any of its Subsidiaries or any of their respective assets or properties is bound for the execution and delivery of this Agreement by the Purchaser, the performance by the Purchaser of its obligations hereunder or the consummation of the transactions contemplated hereby, other than such consents, approvals, actions, filings and notices which the failure to make or obtain, as the case may be, individually or in the aggregate, could not be reasonably expected to have a material adverse effect on the Purchaser and its subsidiaries taken as a whole or materially impair the ability of the Purchaser to consummate the transactions contemplated by this Agreement.

SECTION 3.04        Acquisition for Investment; Accredited Investor.

                  (a) The Preferred Shares to be acquired by the Purchaser pursuant to this Agreement will be acquired by the Purchaser for its own account for the purpose of investment, and not with a view to, or for sale in connection with, any distribution thereof which would require registration under the Securities Act. The Purchaser will refrain from transferring or otherwise disposing of any of the Preferred Shares, or any interest therein, in such manner as to cause the Company to be in violation of the registration requirements of the Securities Act, or applicable state securities or blue sky laws.
                  (b) The Purchaser is an "accredited investor" as defined in Rule 501 of Regulation D under the Securities Act.
ARTICLE IV

                                    COVENANTS

                  Each of the Company and the Purchaser covenants and agrees with the other that, at all times from and after the date hereof until the Closing, it will comply with all covenants and provisions of this Article IV, except to the extent the other party may otherwise consent in writing.

SECTION 4.01 Regulatory and Other Approvals.

Each of the Company and the Purchaser will as promptly as practicable take all commercially reasonable steps necessary or desirable and cooperate with each other to obtain all consents, approvals or actions, make all filings and give all notices required to consummate the transactions contemplated hereby.

SECTION  4.02 Notice and Cure.

Each of the Company and the Purchaser will promptly notify the other in writing of, and contemporaneously will provide the other with true and complete copies of any and all information or documents relating to, and will use all commercially reasonable efforts to cure before the Closing, any event, transaction or circumstance, occurring after the date of this Agreement that causes or will cause any covenant or agreement of either such party under this Agreement to be breached or that renders or will render untrue any representation or warranty of either such party contained in this Agreement as if the same were made on or as of the date of such event, transaction or circumstance.

SECTION 4.03 Fulfillment of Conditions.

Each of the Company and the Purchaser will take all commercially reasonable steps necessary or desirable and proceed diligently and in good faith to satisfy each condition to the obligations of such party contained in this Agreement and will not take or fail to take any action that could reasonably be expected to result in the nonfulfillment of any such condition.

                                   ARTICLE V

                                  MISCELLANEOUS

SECTION  5.01  Non-Survival  of  Representations,   Warranties,   Covenants  and
Agreements.

The representations, warranties, covenants and agreements contained in this Agreement or any other instrument delivered pursuant to this Agreement shall not survive the purchase of the Preferred Shares hereunder.

SECTION 5.02 Termination.

     (a) This Agreement may be terminated, and the transactions contemplated hereby may be abandoned:

(i) at any time before the Closing, by mutual written agreement of the Company and Purchaser;

(ii) at any time before the Closing, by the Company or the Purchaser, upon notification of the non-terminating party by the terminating party that the satisfaction of any condition to the terminating party's obligations under this Agreement becomes impossible or impracticable with the use of commercially reasonable efforts if the failure of such condition to be satisfied is not caused by a breach hereof by the terminating party; or (iii) automatically upon any termination of that certain agreement between the Company and the Purchaser attached hereto as Appendix III (the "Lock-up Agreement"), other than a termination pursuant to the Agreement Termination Event specified in paragraph
(a) of the definition thereof contained in Section 4 of the Lock-up Agreement.
                  (b) If this Agreement is validly terminated pursuant to paragraph (a), this Agreement will forthwith become null and void, and there will be no liability or obligation on the part of the Company or the Purchaser (or any of their respective officers, directors, employees, agents or other representatives or Affiliates), except as provided in the next succeeding sentence and except that the provisions with respect to expenses in Section 5.03 will continue to apply following any termination. Notwithstanding any other provision in this Agreement to the contrary, upon termination of this Agreement pursuant to Section 4.02(a), the Company will remain liable to the Purchaser for any willful breach of this Agreement by the Company existing at the time of such termination, and the Purchaser will remain liable to the Company for any willful breach of this Agreement by the Purchaser existing at the time of such termination, and the Company or the Purchaser may seek such remedies, including damages and fees of attorneys, against the other with respect to any such breach as are provided in this Agreement or as are otherwise available at law or in equity

SECTION 5.03  Expenses,  Etc.

Each party hereto will pay such party's own expenses in connection with the transactions contemplated hereby, whether or not such transactions shall be consummated.

SECTION 5.04 Notices.

Any notice or other communications required or permitted hereunder shall be deemed to be sufficient if contained in a written instrument delivered in person or duly sent by first class certified mail, postage prepaid, or by telecopy addressed to such party at the address or telecopy number set forth below or such other address or telecopy number as may hereafter be designated in writing by the addressee to the addressor listing all parties:
                  If to the Company, to:

                                    Westbridge Capital Corp.
                                    110 West Seventh Street
                                    Suite 300
                                    Fort Worth, TX  76102
                                    Attention: Patrick H. O'Neill, Esq.
                                    General Counsel
                                    Facsimile No.: 817-878-3672

                  with a copy to:

                                    Milbank, Tweed, Hadley & McCloy
                                    1 Chase Manhattan Plaza
                                    New York, New York 10005
                                    Attention:  Robert S. Reder, Esq.
                                    Facsimile No.  (212) 530-5219

                  If to the Purchaser, to:

                                    Credit Suisse First Boston Corporation
                                    11 Madison Avenue
                                    New York, NY  10010-3629
                                    Attention: David J. Matlin and Alex Lagetko
                                    Facsimile No.: 212-325-8290

                  with a copy to:

                                    Cadwalader, Wickershan & Taft
                                    100 Maiden Lane
                                    New York, NY  10038
                                    Attention: Michael J. Sage, Esq.
                                    Facsimile No.:  212-504-6666


or, in any case, at such other address or addresses as shall have been furnished in writing by such party to the other parties hereto. All such notices, requests, consents and other communications shall be deemed to have been received (a) in the case of personal delivery, on the date of such delivery, (b) in the case of mailing, on the fifth business day following the date of such mailing, and (c) in the case of telecopy, when received.

SECTION 5.05 Parties in Interest.

All covenants and agreements contained in this Agreement by or on behalf of any of the parties hereto shall bind and inure to the benefit of the respective successors and assigns of the parties hereto whether so expressed or not.

SECTION 5.06 Entire Agreement;  Assignment.

This Agreement constitutes the entire agreement of the parties with respect to the subject matter hereof and may not be amended or modified nor any provisions waived except in a writing signed by the parties hereto. This Agreement may not be assigned by any party without the prior written consent of the other and any attempt to do so will be void, except that the Purchaser may assign any or all of its rights, interests and obligations hereunder to a subsidiary or any other third party, provided that any such subsidiary or third-party agrees in writing to be bound by all of the terms, conditions and provisions contained herein, but no such assignment shall relieve the Purchaser of its obligations hereunder, except, that in connection with any assignment to a subsidiary or any other third party which, in either case (i) is an entity, the commercial paper obligations of which are rated at least A-1 by Standard & Poor's Corporation or P-1 by Moody's Investors Service, Inc. (or a comparable rating by any other nationally recognized statistical ratings organization) or (ii) on the date of any such assignment, by wire transfer of immediately available funds, deposits with an independent financial institution under an escrow arrangement reasonably satisfactory to the Company an amount equal to the aggregate Share Purchase Price payable pursuant to Section 1.04, the Purchaser shall be relieved of its obligations under this Agreement upon the execution and delivery by such subsidiary or other third party of written agreement to be bound by all of the terms, conditions and provisions contained herein. Subject to the preceding sentence, this Agreement is binding upon, inures to the benefit of and is enforceable by the parties hereto and their respective successors and assigns.

SECTION 5.07 Counterparts.

This Agreement may be executed in any number of counterparts, and each such counterpart hereof shall be deemed to be an original instrument, but all such counterparts together shall constitute but one agreement.

SECTION 5.08 Governing Law.

This Agreement shall be governed by and construed in accordance with the laws of the State of New York without regard to the conflicts of law principles thereof. Each party irrevocably submits to the exclusive jurisdiction of the court having jurisdiction over the Chapter 11 Case in any action, suit or proceeding arising out of or relating to this Agreement or any of the transactions contemplated hereby, and agrees that any such action, suit or proceeding shall be brought only in such court. Each party hereby irrevocably waives, to the fullest extent permitted by law, any objection that it may now or hereafter have to the laying of the venue of any such action, suit or proceeding brought in such a court and any claim that any such action, suit or proceeding brought in such a court has been brought in an inconvenient forum.

                  IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed as of the day and year first above written.




                                            WESTBRIDGE CAPITAL CORP.



                                          By: /s/Patrick J. Mitchell
                                           Name: Patrick J. Mitchell
                                          Title: President



                                       CREDIT SUISSE FIRST BOSTON CORPORATION



                                            By: /s/ Alex Lagetko
                                              Name: Alex Lagetko
                                             Title: Director

                                   APPENDIX I

                   (Included as Exhibit 10.32 to this Report)

                                   APPENDIX II

                          REGISTRATION RIGHTS AGREEMENT

                                                                      MTHM Draft
                                                                         9/14/98


                          REGISTRATION RIGHTS AGREEMENT

         This Registration Rights Agreement, dated as of __________, 1998, among ___________________, a Delaware corporation (the "Company"), the holders of Common Stock and the holders of New Convertible Preferred Stock of the Company listed on Schedule I hereto (the "Initial Holders").

                              W I T N E S S E T H:

         WHEREAS, pursuant to Section ___ of the Plan of Reorganization of the Company under Chapter 11 of the Bankruptcy Code dated __________, 1998, as the same may have been amended or supplemented from time to time prior to the date hereof (the "Plan"), as of the Effective Date (as defined in the Plan) the Company is obligated to enter into a registration rights agreement substantially in the form of Exhibit "B" thereto; and

         WHEREAS, the parties hereto have agreed that the execution and delivery by the Company and the Initial Holders of this Agreement will satisfy such obligation under the Plan;

         NOW, THEREFORE, in consideration of the premises and of the mutual promises and agreements set forth herein, the parties hereby agree as follows:

1.  Definitions.

         (a) Capitalized terms used in this Agreement but not otherwise defined herein shall have the meanings given to them in the Plan. Each reference herein to an agreement, document or instrument shall mean that agreement, document or instrument as from time to time amended, modified or supplemented in accordance with its terms, including in each case all exhibits, annexes and schedules to such agreement, document or instrument, all of which are incorporated by reference to such agreement, document or instrument. The use herein of the word "or" shall not be deemed exclusive.

         (b) As used in this Exhibit, the following capitalized terms shall have the meanings ascribed to them below:

               "Common Stock" means the Common Stock, par value $.01 per share, of the Company being issued and sold pursuant to the Plan.

               "Effective Date" means the effective date as defined in the Plan.

               "Exchange Act" means the Securities Exchange Act of 1934, as amended, or any similar federal statute then in effect, and a reference to a particular section thereof shall be deemed to include a reference to the comparable section, if any, of any such similar federal statute.

               "Holder" means a registered holder of Registrable Securities who is an Initial Holder .

               "Person"  means an  individual,  partnership,  limited  liability
          company,   joint   venture,    corporation,    trust,   unincorporated
          organization or government or any department or agency thereof.

               "Preferred Stock" means the Series A Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share, of the Company being issued pursuant to the Plan.

               "Prospectus" means the prospectus included in any Registration Statement, as amended or supplemented by any prospectus supplement with respect to the terms of the offering of any portion of the Registrable Securities covered by such Registration Statement or any other amendments and supplements to such prospectus, including without limitation any preliminary prospectus, any pre-effective or post-effective amendment and all material incorporated by reference in any prospectus.

               "Registrable Securities" means (i) the shares of Common Stock issued to any Initial Holder pursuant to the Plan, (ii) the shares of Preferred Stock issued to any Initial Holder pursuant to the Plan or the Stock Purchase Agreement dated as of September __, 1998 between the Company and Credit Suisse First Boston Corporation (the "Stock
          Purchase Agreement"), (iii) any shares of Common Stock issued upon conversion of shares of Preferred Stock issued to any Initial Holder pursuant to the Plan or the Stock Purchase Agreement and (iv) any securities issued or issuable in respect of or in exchange for any of the shares of Common Stock or Preferred Stock referred to in clause
          (i), (ii) or (iii) by way of a stock dividend or other distribution, stock split, reverse stock split or other combination of shares, recapitalization, reclassification, merger, consolidation or exchange offer. As to any particular Registrable Securities, once issued such securities shall cease to be Registrable Securities when (i) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall be eligible to be disposed of in accordance with such Registration Statement, (ii) such securities shall (x) have been sold, or (y) with respect to any Registrable Securities held by any Holder, all Registrable Securities then owned by such Holder can be sold in any three-month period, in either case pursuant to Rule 144 (or any successor provision) under the Securities Act ("Rule 144"), (iii) such securities shall have been otherwise transferred and new certificates for such securities not bearing a legend restricting further transfer shall have been delivered by the Company or (iv) such securities shall have ceased to be outstanding. Shares of Common Stock available upon the conversion of the Preferred Stock shall not constitute "Registrable Securities" for purposes of this Agreement and shall not be available for inclusion in a Registration Statement to be filed pursuant to Section 2 or 5 hereof until such shares are actually obtained upon conversion of the Preferred Stock.

               "Registration Expenses" has the meaning set forth in Section 4 hereof.

               "Registration Statement" means any registration statement of the Company which covers Registrable Securities pursuant to the provisions of this Registration Rights Agreement, all amendments and supplements to such Registration Statement, including post-effective amendments, and all exhibits and all material incorporated by reference in such Registration Statement.

               "SEC" means the Securities and Exchange Commission or any other federal agency at the time administering the Securities Act or the Exchange Act.

               "Securities Act" means the Securities Act of 1933, as amended, or any similar federal statute then in effect, and a reference to a particular section thereof shall be deemed to include a reference to the comparable section, if any, of any such similar federal statute.

2.  Demand Registration.

         (a) Requests for Registration.  Subject to the provisions of paragraphs
(b), (c) and (d) of this Section 2, at any time during the period beginning on the Effective Date and ending on the first date on which there are no Registrable Securities (the "Demand Registration Period"), any Holder or group of Holders holding at least 10% of any class of the aggregate Registrable Securities still outstanding on a fully-diluted basis may make a written request for registration under the Securities Act of all or any part of such Holder's or Holders' Registrable Securities (a "Demand Registration"). Such request shall specify the amount of Registrable Securities to be registered and the intended method or methods of disposition. Within 10 days after receipt of such request, the Company shall send written notice of such request to all Holders and shall, subject to the provisions of paragraphs (b), (c) and (d) of this Section 2, include in such Demand Registration all Registrable Securities with respect to which the Company receives written requests (specifying the amount of Registrable Securities to be registered and the intended method or methods of disposition) for inclusion therein within 30 days after such notice is sent. The Company shall file with the SEC a Registration Statement, registering all Registrable Securities that any Holders have requested the Company to register, for disposition in accordance with the intended method or methods set forth in their notices to the Company, and the Company shall use good faith efforts to make such filing within 30 days of such request. The Company shall use its best efforts to cause such Registration Statement to be declared effective as soon as practicable after filing and to remain effective until the earlier of (i) 90 days following the date on which it was declared effective and (ii) the date on which all of the Registrable Securities covered thereby are disposed of in accordance with the method or methods of disposition stated therein.

         (b) Number of Registrations. The Holders shall be entitled to request an aggregate of five (5) Demand Registrations during the Demand Registration Period; provided, however, that the Company will not be obligated to comply with any such request unless (i) such request is made by Persons holding at least 10% of the aggregate amount of any class of Registrable Securities at the time outstanding and (ii) the Company has not effected another Demand Registration in accordance with the provisions of this Agreement within the previous six months.

         (c) Suspension of Registration. The Company shall have the right to delay the filing or effectiveness of a Registration Statement for any Demand Registration and to require the Holders not to sell under any such Registration Statement, during one or more periods aggregating not more than 60 days in each twelve-month period during the Demand Registration Period in the event that (i) the Company would, in accordance with the advice of its counsel, be required to disclose in the Prospectus information not otherwise then required by law to be publicly disclosed and (ii) in the judgment of the Company, there is a reasonable likelihood that such disclosure, or any other action to be taken in connection with the Prospectus, would materially and adversely affect any existing or prospective material business situation, transaction or negotiation or otherwise materially and adversely affect the Company.

         (d) Offering by the Company. The Company may include in any Demand Registration additional shares of capital stock to be sold for the Company's account pursuant to such registration; provided, however, that if the managing underwriter for a Demand Registration that involves an underwritten offering shall advise the Company that, in its opinion, the inclusion of the amount and kind of shares of capital stock to be sold for the Company's account would adversely affect the success of the offering for the selling Holders, then the number and kind of shares of capital stock to be sold for the Company's account shall be reduced (and may be reduced to zero) in accordance with the managing underwriter's recommendation.

         (e) Suspension of Effectiveness. In the event that a Demand Registration which has been declared or ordered effective in accordance with the rules of the SEC is not kept effective for the period of time contemplated by
Section 2(a) (after taking into account any suspensions and extensions thereof), then such Demand Registration shall not be counted as a Demand Registration for purposes of Section 2(b).

3.  Registration Procedures.

         (a) The Company to Use Best Efforts. In connection with the Company's Demand Registration obligations pursuant to Section 2 hereof, the Company shall use its best efforts to effect such registrations to permit the sale of such Registrable Securities in accordance with the intended method or methods of disposition thereof, and pursuant thereto the Company shall use its best efforts:

                  (i) to prepare and file with the SEC a Registration Statement relating to each Demand Registration on any appropriate form under the Securities Act, and to cause such Registration Statement to become effective as soon as practicable and to remain continuously effective for the time period required by the provisions of this Agreement to the extent permitted under the Securities Act, provided that as far in advance as practical before filing such Registration Statement or any amendment thereto, the Company will furnish to the Holders copies of reasonably complete drafts of all such documents proposed to be filed (including exhibits), and the Holders shall have the opportunity to (i) object to any information pertaining solely to the Holders that is contained therein and the Company will make the corrections reasonably requested by the Holders with respect to such information and (ii) comment on any other information contained therein and the Company will in good faith consider whether any changes or corrections are required, in each case, prior to filing any such Registration Statement or amendment;

                  (ii) to prepare and file with the SEC such amendments and post-effective amendments to each Registration Statement as may be necessary to keep such Registration Statement effective for the applicable period set forth in paragraph (a) of Section 2; and to cause the related Prospectus to be supplemented by any required Prospectus supplement, and as so supplemented to be filed in accordance with the Securities Act and any rules and regulations promulgated thereunder; and otherwise to comply with the provisions of the Securities Act as may be necessary to facilitate the disposition of all Registrable Securities covered by such Registration Statement during the applicable period in accordance with the intended method or methods of disposition by the selling Holders thereof set forth in such Registration Statement or such Prospectus or Prospectus supplement;

                  (iii) to notify the selling Holders and the managing underwriters, if any, promptly if at any time (A) any Prospectus, Registration Statement or amendment or supplement thereto is filed, (B) any Registration Statement, or any post-effective amendment thereto, becomes effective, (C) the SEC requests any amendment or supplement to, or any additional information in respect of, any Registration Statement or Prospectus, (D) the SEC issues any stop order suspending the effectiveness of a Registration Statement or initiates any proceedings for that purpose, (E) the representations and warranties of the Company contemplated by subclause (B) of clause (xii) of this paragraph (a) cease to be true and correct, (F) the Company receives any notice that the qualification of any Registrable Securities for sale in any jurisdiction has been suspended or that any proceeding has been initiated for the purpose of suspending such qualification, or (G) any event occurs which requires that any changes be made in such
         Registration Statement or any related Prospectus so that such Registration Statement or Prospectus will not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein not misleading;

                  (iv) to make every reasonable effort to obtain the withdrawal of any order suspending the effectiveness of a Registration Statement, or the qualification of any Registrable Securities for sale in any jurisdiction, at the earliest possible moment;

                  (v) to furnish to each selling Holder and each managing underwriter, if any, one signed copy of the applicable Registration Statement and any post-effective amendment thereto, including all financial statements and schedules thereto, all documents incorporated therein by reference and all exhibits thereto (including exhibits incorporated by reference) as promptly as practicable after filing such documents with the SEC;

                  (vi) to deliver to each selling Holder and each underwriter, if any, as many copies of the Prospectus or Prospectuses (including each preliminary Prospectus) and any amendment or supplement thereto as such Persons may reasonably request; and to consent to the use of such Prospectus or any amendment or supplement thereto by each such selling Holder and underwriter, if any, in connection with the offering and sale of the Registrable Securities covered by such Prospectus, amendment or supplement;

                  (vii) prior to any public offering of Registrable Securities, to register or qualify, or to cooperate with the selling Holders, the underwriters, if any, and their respective counsel in connection with the registration or qualification of such Registrable Securities, for offer and sale under the securities or blue sky laws of such jurisdictions as may be requested by the Holders of a majority of the Registrable Securities included in such Registration Statement; to keep each such registration or qualification effective during the period set forth in paragraph (a) of Section 2 that the applicable Registration Statement is required to be kept effective; and to do any and all other acts or things necessary to enable the disposition in such jurisdictions of the Registrable Securities covered by such Registration Statement; provided, however, that the Company will not be required to qualify generally to do business in any jurisdiction where it is not then so qualified or to take any action which would subject it to taxation or general service of process in any jurisdiction where it is not then so subject;

                  (viii) to cooperate with the selling Holders and the underwriters, if any, in the preparation and delivery of certificates representing the Registrable Securities to be sold, such certificates to be in such denominations and registered in such names as such selling Holders or managing underwriters may request at least three Business Days prior to any sale of Registrable Securities represented by such certificates;

                  (ix) to cause the Registrable Securities covered by the applicable Registration Statement to be registered with or approved by such other governmental agencies or authorities as may be necessary to enable the seller or sellers thereof or the underwriters, if any, to consummate the sale of such Registrable Securities in conformity with federal law and the laws of the jurisdictions in which such Registrable Securities shall be registered or qualified pursuant to clause (viii) of this paragraph (a);

                  (x) upon the  occurrence  of any event  described in subclause
         (C) or (G) of clause (iii) of this paragraph (a), promptly to prepare and file a supplement or post-effective amendment to the applicable Registration Statement or Prospectus or any document incorporated therein by reference, and any other required document, either in accordance with the request of the SEC, or so that such Registration Statement and Prospectus will not thereafter contain an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein not misleading, as the case may be, and to cause such supplement or post-effective amendment to become effective as soon as practicable;

                  (xi) to cause all Registrable Securities covered by such Registration Statement to be listed or included on any securities exchange (or on any quotation system operated by a national securities association) on which such Registrable Securities are then listed or included, if any; to enter into customary agreements with any such securities exchange or system, including, if necessary, a listing application and indemnification agreement in customary form; and to provide a transfer agent for such Registrable Securities no later than the effective date of such Registration Statement;

                  (xii) to take all other actions in connection therewith as are reasonably necessary or desirable in order to expedite or facilitate the disposition of the Registrable Securities included in such Registration Statement and, in the case of an underwritten offering:
         (A) to enter into an underwriting agreement in customary form for the managing underwriters with respect to issuers of similar market capitalization and reporting and financial histories; (B) to make representations and warranties to each Holder participating in such offering and to each of the underwriters, in such form, substance and scope as are customarily made to the managing underwriters by issuers of similar market capitalization and reporting and financial histories and to confirm the same to the extent customary if and when requested;
         (C) to obtain opinions of counsel to the Company (which may be the Company's inside counsel) and updates thereof addressed to each Holder participating in such offering and to each of the underwriters, such opinions and updates to be in customary form to cover the matters customarily covered in opinions obtained in underwritten offerings by the managing underwriters for issuers of similar market capitalization and reporting and financial histories; (D) to obtain "comfort" letters and updates thereof from the Company's independent certified public accountants addressed to each of the underwriters, such letters to be in customary form and to cover matters of the type customarily covered in "comfort" letters to the managing underwriters in connection with underwritten offerings by them for issuers of similar market capitalization and reporting and financial histories; (E) to provide, in the underwriting agreement to be entered into in connection with such offering, indemnification provisions and procedures no less favorable than those set forth in Section 6 hereof with respect to all parties to be indemnified pursuant to such Section 6; and (F) to deliver such customary documents and certificates as may be reasonably requested by Holders of a majority of the Registrable Securities included in such Registration Statement and the managing underwriters to evidence compliance with clause (B) of this paragraph (xii) and with any customary conditions contained in the underwriting agreement entered into by the Company in connection with such offering;

                  (xiii) in the case of any offering other than an underwritten offering: (A) to make representations and warranties to each Holder participating in such offering, in such form, substance and scope as are customarily made in such offerings by issuers of similar market capitalization and reporting and financial histories and to confirm the same if and when requested, (B) to obtain "comfort" letters and updates thereof from the Company's independent certified public accountants, such letters to be in customary form and to cover the matters of the type customarily covered in "comfort" letters in such offerings for issuers of similar market capitalization and reporting and financial histories, (C) to obtain an opinion of counsel to the Company (which may be the Company's inside counsel) at the time of effectiveness of such Registration Statement covering such offering and an update thereof at the time of effectiveness of any post-effective amendment to such Registration Statement (other than by reason of incorporation by reference of documents filed with the SEC) addressed to each Holder of any Registrable Securities covered by such Registration Statement, covering matters customarily covered in opinions obtained in underwritten offerings by issuers with similar market capitalization and reporting and financial histories; and (D) to deliver a certificate of a senior executive officer of the Company at the time of effectiveness of such Registration Statement and, upon the request of Holders of a majority of the Registrable Securities included in such Registration Statement, updates thereof, such certificates to cover matters customarily covered in officers' certificates delivered in connection with underwritten offerings by issuers with similar market capitalization and reporting and financial histories;

                  (xiv) to make available for inspection by  representatives  of the Holders of Registrable Securities being sold pursuant to any Demand Registration and of the underwriters, if any, participating in such sale all financial and other records, pertinent corporate documents and properties of the Company, and to cause the Company's officers, directors and employees to supply all information reasonably requested by any such representatives, in connection with such Demand Registration; provided, however, that all information regarding such records, documents and properties shall be subject to customary confidentiality agreements to be entered into by such Persons with the Company;

                  (xv) to comply with all applicable rules and regulations of the SEC relating to such Registration Statement and the distribution of the securities being offered or otherwise necessary in order to perform the Company's obligations under this paragraph (a);

                  (xvi) to cooperate and assist in any filings required to be made with the National Association of Securities Dealers, Inc. and in the performance of any customary or required due diligence investigation by any underwriter; and

                  (xvii) to take all other reasonable steps necessary and appropriate to effect such registration in the manner contemplated by the provisions of this Agreement.

         (b) Holders' Obligation to Furnish Information. The Company may require, as a condition precedent to the Company's obligations under this
Section 3, each Holder of Registrable Securities as to which any registration is being effected to furnish to the Company such information regarding the distribution of such securities as the Company may from time to time reasonably request.

         (c) Suspension of Sales Pending Amendment of Prospectus. Each Holder agrees that, upon receipt of any notice from the Company of the happening of any event of the kind described in subclause (C), (D), (E), (F) or (G) of clause
(iii) of paragraph (a) of this Section 3, such Holder will forthwith forego or delay the disposition of any Registrable Securities covered by such Registration Statement or Prospectus until such Holder's receipt of the copies of the supplemented or amended Prospectus contemplated by clause (x) of such paragraph
(a), or until it is advised in writing by the Company that the use of the applicable Prospectus may be resumed, and has received copies of any additional or supplemental filings which are incorporated by reference in such Prospectus, and, if so directed by the Company, such Holder will deliver to the Company (at the Company's expense) all copies, other than permanent file copies, then in such Holder's possession of any Prospectus covering such Registrable Securities. If the Company shall have given any such notice during a period when a Demand
Registration is in effect, the 90-day period described in clause (i) of paragraph (a) of Section 3 shall be extended by the number of days from and including the date of the giving of such notice to and including the date when each Holder of Registrable Securities covered by such Registration Statement shall have received the copies of the supplemented or amended Prospectus contemplated by clause (x) of such paragraph (a) or shall have been advised in writing by the Company that the use of the applicable Prospectus may be resumed.

4.  Registration Expenses.

         All expenses incident to the Company's performance of or compliance with its obligations under the provisions of this Agreement shall be borne by the Company, including without limitation all (i) registration and filing fees,
(ii) fees and expenses of compliance with securities or blue sky laws, (iii) printing expenses (including expenses of printing Prospectuses), (iv) messenger and delivery expenses, (v) internal expenses (including, without limitation, all salaries and expenses of its officers and employees performing legal or accounting duties), (vi) fees and disbursements of its counsel and its independent certified public accountants (including the expenses of any special audit or "comfort" letters required by or incident to such performance or compliance), (vii) securities acts liability insurance (if the Company elects to obtain such insurance), (viii) reasonable fees and expenses of any special experts retained by the Company in connection with any registration hereunder,
(ix) reasonable fees and expenses of other Persons retained by the Company,  and
(x) reasonable fees and expenses of one counsel for the Holders of Registrable Securities covered by each Registration Statement, with such counsel to be selected by Holders of a majority of such Registrable Securities (all such expenses being herein referred to as "Registration Expenses"); provided, however, that Registration Expenses shall not include any underwriting discounts, commissions, fees or expenses or transfer taxes attributable to the sale of the Registrable Securities.

5.  Piggyback Registration.

         (a) Right to Include Registrable Securities. If at any time during the Demand Registration Period the Company proposes to register any Registrable Securities under the Securities Act, whether or not for sale for its own account (other than a registration on Form S-4 or Form S-8, or any successor or similar forms), in a manner that would permit registration of Registrable Securities of the same class for sale to the public under the Securities Act, it will each such time promptly give written notice to all Persons who hold of record any Registrable Securities of the same class of its intention to do so and of the intended method of disposition of the shares being registered, of the registration form of the SEC that has been selected by the Company and of rights of Holders under this Section 5 (the "Section 5 Notice"). The Company will use its best efforts to include in the proposed registration (and, if such registration involves an underwritten offering, in the underwriting) all Registrable Securities of the same class that the Company is requested in writing, within 15 days after the Section 5 Notice is given, to register by the Holders thereof; provided, however, that (i) if, at any time after giving written notice of its intention to register any Registrable Securities and prior to the effective date of the registration statement filed in connection with such registration, the Company shall determine for any reason not to register such Registrable Securities, the Company may, at its election, give written notice of such determination to all Persons who hold of record any Registrable Securities of the same class and, thereupon, shall be relieved of its obligation to register any Registrable Securities of the same class in connection with such abandoned registration, without prejudice, however, to the rights of Holders under Section 2 hereof and (ii) in case of a determination by the Company to delay registration of its Registrable Securities, the Company shall be permitted to delay the registration of such Registrable Securities of the same class for the same period as the delay in registering such Registrable Securities. No registration effected under this Section 5 shall relieve the Company of its obligations to effect registrations upon request under Section 2 and, notwithstanding anything to the contrary in Section 2, no Holder shall have the right to require the Company to register any Registrable Securities pursuant to
Section 2 until the later of (A) the completion of the distribution of the securities offered and registered pursuant to the Section 5 Notice and (B) 90 days after the date each registration statement described in the first sentence of this paragraph (a) is declared effective.

         (b) Expenses. The Company shall pay all Registration Expenses in connection with each registration of Registrable Securities of the same class requested pursuant to this Section 5; provided, however, that each Holder shall pay all underwriting discounts, commissions, fees or expenses or transfer taxes, if any, relating to the sale or disposition of such Holder's Registrable Securities of the same class pursuant to a Registration Statement effected pursuant to this Section 5.

         (c) Priority in Incidental Registration. If the managing underwriter for a registration pursuant to this Section 5 that involves an underwritten offering shall advise the Company that, in its opinion, the inclusion of the amount of Registrable Securities of the same class to be sold for the account of Holders would adversely affect the success of the offering for the Company, then the number of Registrable Securities of the same class to be sold for the account of such Holders shall be reduced (and may be reduced to zero) in accordance with the managing underwriter's recommendation. In the event that the number of Registrable Securities of the same class to be included in any registration is reduced (but not to zero), the number of such Registrable Securities of the same class included in such registration shall be allocated pro rata among all requesting Holders, on the basis of the relative number of shares of such Registrable Securities of the same class each such Holder has requested to be included in such registration. If, as a result of the proration provisions of this paragraph (c), any Holder shall not be entitled to include all Registrable Securities of the same class in a registration pursuant to this
Section 5 that such Holder has requested be included, such Holder may elect to withdraw its Registrable Securities of the same class from the registration; provided, however, that such withdrawal election shall be irrevocable and, after making a withdrawal election, a Holder shall no longer have any right to include Registrable Securities of the same class in the registration as to which such withdrawal election was made.

         (d)  Merger,  Consolidation,  etc.  Notwithstanding  anything  in  this
Section 5 to the contrary, Holders shall not have any right to include their Registrable Securities in any distribution or registration of equity securities by the Company, which is a result of a merger, consolidation, acquisition, exchange offer, recapitalization, other reorganization, dividend reinvestment plan, stock option plan or other employee benefit plan, or any similar transaction having the same effect.

6.  Indemnification.

         (a) Indemnification by the Company. In the event of any registration of any securities of the Company under the Securities Act pursuant to Section 2 or 5 hereof, the Company will, and hereby does, indemnify and hold harmless, to the extent permitted by law, the seller of any Registrable Securities covered by any Registration Statement filed to effect such registration, its directors and officers or general and limited partners (and the directors and officers thereof), each other Person who participates as an underwriter, if any, in the offering or sale of such securities and each other Person, if any, who controls such seller or any such underwriter within the meaning of the Securities Act, against any and all losses, claims, damages or liabilities, joint or several, and expenses (including any amounts paid in any settlement effected with the Company's consent, which consent shall not be unreasonably withheld) to which such seller or any such director, officer, general or limited partner, underwriter or controlling Person may become subject under the Securities Act, common law or otherwise, insofar as such losses, claims, damages or liabilities (or actions or proceedings in respect thereof) arise out of or are based upon
(i) any untrue statement or alleged untrue statement of a material fact contained in any Registration Statement under which such securities were registered under the Securities Act or the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, (ii) any untrue statement or alleged untrue statement of a material fact contained in any preliminary Prospectus, together with the documents incorporated by reference therein (as amended or supplemented if the Company shall have filed with the SEC any amendment thereof or supplement thereto), if used prior to the effective date of such Registration Statement, or contained in the Prospectus, together with the documents incorporated by reference therein (as amended or supplemented if the Company shall have filed with the SEC any amendment thereof or supplement thereto), or the omission or alleged omission to state therein a material fact required to be stated therein or necessary in order to make the statements therein, in the light of the circumstances under which they were made, not misleading or (iii) any violation by the Company of any federal, state or common law rule or regulation applicable to the Company and relating to action required of or inaction by the Company in connection with any such registration, and the Company will reimburse such seller and each such director, officer, general or limited partner, underwriter and controlling Person for any legal or any other expenses reasonably incurred by any of them in connection with investigating or defending any such loss, claim, liability, action or proceeding; provided, however, that the Company shall not be liable to any such seller or any such director, officer, general or limited partner, underwriter or controlling Person in any such case to the extent that any such loss, claim, damage, liability (or action or proceeding in respect thereof) or expense arises out of or is based upon any untrue statement or alleged untrue statement or omission or alleged omission made in such Registration Statement or amendment thereof or supplement thereto or in any such preliminary, final or summary Prospectus in reliance upon and in conformity with written information furnished to the Company by or on behalf of any such seller or any such director, officer, general or limited partner, underwriter or controlling Person, for use in the preparation thereof; and provided further, that the Company will not be liable to any Person who participates as an underwriter in any underwritten offering or sale of Registrable Securities, or to any Person who is a seller in any non-underwritten offering or sale of
Registrable Securities, or any other Person, if any, who controls such underwriter or seller within the meaning of the Securities Act, under the indemnity agreement in this paragraph (a) with respect to any preliminary Prospectus or the final Prospectus (including any amended or supplemented preliminary or final Prospectus), as the case may be, to the extent that any such loss, claim, damage or liability of such underwriter, seller or controlling Person results from the fact that such underwriter or seller sold Registrable Securities to a person to whom there was not sent or given, at or prior to the written confirmation of such sale, a copy of the final Prospectus or of the final Prospectus as then amended or supplemented, whichever is most recent, if the Company has previously furnished copies thereof to such underwriter or seller and such final Prospectus, as then amended or supplemented, has corrected any such misstatement or omission. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of such seller or any such director, officer, general or limited partner, underwriter or controlling Person and shall survive the transfer of such securities by such underwriter or seller.

         (b) Indemnification by the Sellers. In consideration of the Company's including any Registrable Securities in any Registration Statement filed in accordance with Section 2 or 5 hereof, the prospective seller of such Registrable Securities hereby agrees to indemnify and hold harmless (in the same manner and to the same extent as set forth in paragraph (a) of this Section 6) the Company and its directors and officers and each person controlling the Company within the meaning of the Securities Act and all other prospective sellers and their directors, officers, general and limited partners and respective controlling Persons with respect to any statement or alleged statement in or omission or alleged omission from such Registration Statement, any preliminary, final or summary Prospectus contained therein, or any amendment or supplement, but only to the extent such statement or alleged statement or omission or alleged omission was made in reliance upon and in conformity with written information furnished to the Company or its representatives by or on behalf of such seller for use in the preparation of such Registration Statement, preliminary, final or summary Prospectus or amendment or supplement. Such indemnity shall remain in full force and effect regardless of any investigation made by or on behalf of the Company or any of the prospective sellers or any of their respective directors, officers, general or limited partners or controlling Persons and shall survive the transfer of such securities by such seller. Any Holder's liability hereunder shall be limited to the amount of proceeds received by such Holder upon the sale of the Registrable Securities giving rise to such indemnification obligation.

         (c) Notices of Claims, etc. Promptly after receipt by an indemnified party hereunder of written notice of the commencement of any action or proceeding with respect to which a claim for indemnification may be made pursuant to this Section 6, such indemnified party will, if a claim in respect thereof is to be made against an indemnifying party, give written notice to the latter of the commencement of such action; provided, however, that the failure of any indemnified party to give notice as provided herein shall not relieve the indemnifying party of its obligations under the preceding paragraphs of this
Section 6, except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. If any such claim or action shall be brought against an indemnified party, and it shall notify the indemnifying party thereof, the indemnifying party shall be entitled to participate therein, and, to the extent that it wishes, jointly with any other similarly notified indemnifying party, to assume the defense thereof with counsel reasonably satisfactory to the indemnified party; provided, however, that if, in any indemnified party's reasonable judgment, a conflict of interest between such indemnified party and the indemnifying party exists in respect of such claim, then such indemnified party shall have the right to participate in the defense of such claim and to employ one firm of attorneys at the indemnifying party's expense to represent such indemnified party. Once the indemnifying party has assumed the defense of any claim, no indemnified party will consent to entry of any judgment or enter into any settlement without the indemnifying party's consent to such judgment or settlement, which shall not be unreasonably withheld.

         (d) Other Indemnification. Indemnification similar to that specified in the preceding paragraphs of this Section 6 (with appropriate modifications) shall be given by the Company and each seller of Registrable Securities with respect to any required registration or other qualification of securities under any state securities and "blue sky" laws.

         (e) Contribution. If the indemnification provided for in this Section 6 is unavailable or insufficient to hold harmless an indemnified party under paragraph (a), (b) or (d) of this Section 6, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party as a result of the losses, claims, damages or liabilities referred to in such paragraph (a),
(b) or (d) in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and the indemnified party on the other hand in connection with statements or omissions which resulted in such losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statements or omission. The Company agrees, and the Holders (in consideration of the Company's including any Registrable Securities in any Registration Statement filed in accordance with Section 2 or 5 hereof) shall be deemed to have agreed, that it would not be just and equitable if contributions pursuant to this paragraph (e) were to be determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the first sentence of this paragraph (e). The amount paid by an indemnified party as a result of the losses, claims, damages or liabilities referred to in the first sentence of this paragraph (e) shall be deemed to include any legal or other expenses reasonably incurred by such indemnified party in connection with investigating or defending any action or claim (which shall be limited as provided in paragraph (c) of this
Section 6 if the indemnifying party has assumed the defense of any such action in accordance with the provisions thereof) which is the subject of this paragraph (e). No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. Promptly after receipt by an indemnified party under this paragraph (e) of notice of the commencement of any action against such party in respect of which a claim for contribution may be made against an indemnifying party under this paragraph (e), such indemnified party shall notify the indemnifying party in writing of the commencement thereof if the notice specified in paragraph (c) of this Section 6 has not been given with respect to such action; provided, however, that the omission so to notify the indemnifying party shall not relieve the indemnifying party from any liability which it may have to any indemnified party otherwise under this paragraph (e), except to the extent that the indemnifying party is actually prejudiced by such failure to give notice. Notwithstanding anything in this paragraph (e) to the contrary, no indemnifying party (other than the Company) shall be required pursuant to this paragraph (e) to contribute any amount in excess of the proceeds received by such indemnifying party from the sale of Registrable Securities in the offering to which the losses, claims, damages or liabilities of the indemnified parties relate.

         (f)   Survival.   The   provisions  of  this  Section  6  will  survive
indefinitely, notwithstanding any transfer of the Registrable Securities by any Holder.

7.  Rules 144 and 144A.

         The Company shall file the reports required to be filed by it under the Securities Act and the Exchange Act and the rules and regulations promulgated thereunder, and shall take such further action as any Holder may reasonably request, all to the extent required from time to time to enable such Holder to sell Registrable Securities without registration under the Securities Act within the limitations of the exemptions provided by Rule 144. Upon the request of any Holder, the Company shall deliver to such Holder a written statement stating whether it has complied with such information and requirements. Upon request, the Company shall furnish to each Holder such information as shall be reasonably required pursuant to Rule 144A(d)(4)(i) to permit such Holder to dispose of its Registrable Securities in a transaction pursuant to Rule 144A.

8.  Underwritten Registrations.

         (a) Selection of Underwriters. If any of the Registrable Securities covered by any Demand Registration are to be sold in an underwritten offering, the underwriter or underwriters and managing underwriter or managing underwriters that will administer the offering shall be selected by, and the terms of any underwriting agreement and other underwriting arrangements shall be approved by, the Company; provided, however, that such underwriters and managing underwriters shall be subject to the approval of the Holders of a majority in aggregate amount of Registrable Securities included in such offering, which approval shall not be unreasonably withheld.

         (b) Agreements of Selling Holders. No Holder shall sell any of its Registrable Securities in any underwritten offering pursuant to a registration hereunder unless such Holder (i) agrees to sell such Registrable Securities on the basis provided in any underwriting agreement or other underwriting arrangements approved by the Persons entitled hereunder to approve such agreements or arrangements and (ii) completes and executes all questionnaires, powers of attorney, indemnities, underwriting agreements and other documents required under the terms of such underwriting agreements or other underwriting arrangements.

9.  Certain Company Representations, Warranties and Covenants.

         (a) No Existing Agreements. The Company represents and warrants to the Initial Holders that there is not in effect on the date hereof any agreement by the Company (other than this Agreement) pursuant to which any holders of the securities of the Company to be issued pursuant to the Plan have a right to cause the Company to register or qualify such securities under the Securities Act or any securities or blue sky laws of any jurisdiction.

         (b) Future Agreements. Without the prior consent of each Holder that holds Registrable Securities, the Company shall not hereafter agree with the holders of any securities issued or to be issued by the Company to register or qualify such securities under the Securities Act or any securities or blue sky laws of any jurisdiction unless the rights so granted, if exercised, would not materially conflict with, be materially inconsistent with or violate the provisions of this Agreement.

         (c) Transfers; Removal of Legend. Following the Closing Date, upon delivery to the Company by a Holder of a certificate, in form and substance reasonably satisfactory to the Company and duly executed by an authorized officer of the Holder, to the effect that the Registrable Securities have been transferred (i) pursuant to a registration statement that has been declared effective by the SEC and was, at the time of such sale or other transfer, effective under the Securities Act or (ii) without registration pursuant to a transaction which complies with the requirements of Rule 144, the Company will, or will instruct its transfer agent to, issue upon surrender of the certificates representing such Registrable Securities, one or more new certificates evidencing the Registrable Securities so transferred, which new certificates will not bear a restrictive legend to the effect that the securities represented by such certificates have not been registered under the Securities Act and applicable state securities laws and may not be sold or otherwise transferred in the absence of such registration or an exemption therefrom. Other than with respect to any sale or other transfer for which any such certificate has been received by the Company or for which the Company has received a reasonably satisfactory opinion of counsel to the effect that such sale or other transfer is not required to be registered under the Securities Act or applicable state securities laws, the Company or the Company's transfer agent at the Company's instruction may refuse to transfer Registrable Securities on the transfer books of the Company and any such transfer shall be null and void. The holder of certificates representing Registrable Securities bearing a restrictive legend shall also be entitled to receive certificates not bearing such legend, upon furnishing the Company with a reasonably satisfactory opinion of counsel to the effect that such legend may be removed under the Securities Act and applicable state securities laws.

10.  Holdback Agreements.

         (a) Restrictions on Public Sales by Holders. To the extent not inconsistent with applicable law, each Holder that is timely notified in writing by the managing underwriter or underwriters shall not effect any public sale or distribution (including a sale pursuant to Rule 144) of any of their shares of Common Stock if any other shares of Common Stock (or any securities of the Company convertible into or exchangeable for or exercisable for shares of Common Stock) are being registered by the Company for sale in an underwritten offering (other than pursuant to an employee stock option, stock purchase, stock bonus or similar plan, pursuant to a merger, an exchange offer or a transaction of the type specified in Rule 145(a) under the Securities Act or pursuant to a "shelf" registration), except as part of such registration, during the 10-day period prior to the effective date of the applicable registration statement, or during the period beginning on such effective date and ending on the later of (i) the completion of the distribution of such securities pursuant to such offering and
(ii) 90 days after such effective date (or such shorter time period as the managing underwriter or underwriters shall deem appropriate).

         (b) Restrictions on Public Sales by the Company. The Company shall not effect any public sale or distribution of any shares of Common Stock (other than pursuant to an employee stock option, stock purchase, stock bonus or similar plan, pursuant to a merger, exchange offer or a transaction of the type specified in Rule 145(a) under the Securities Act or pursuant to a "shelf" registration), or any securities of the Company convertible into or exchangeable or exercisable for shares of Common Stock, except as part of such registration, during the 10-day period prior to the effective date of a Demand Registration to be effected as an underwritten offering, or during the period beginning on such effective date and ending on the later of (i) the completion of the distribution of such securities pursuant to such offering and (ii) 90 days after such effective date (or such shorter time period as the managing underwriter or underwriters shall deem appropriate).

11.  Miscellaneous.

         (a) Amendments and Waivers. The provisions of this Agreement may be amended and the Company may take any action herein prohibited, or omit to perform any act herein required to be performed by it, only if the Company shall have obtained the written consent to such amendment, action or omission to act, of the Holders of a majority of the Registrable Securities then outstanding. Holders shall be bound from and after the date of the receipt of a written notice from the Company setting forth such amendment or waiver by any consent authorized by this paragraph (a), whether or not the certificates representing such Registrable Securities shall have been marked to indicate such consent.

         (b) Successors, Assigns and Transferees. The provisions of this Agreement shall be binding upon and shall inure to the benefit of the Company, the Holders and their respective successors, assigns and transferees.

         (c) Integration. The provisions of this Agreement and the documents referred to herein or delivered pursuant hereto that form a part hereof contain the entire understanding of the Company and the Initial Holders with respect to its subject matter. There are no restrictions, agreements, promises, representations, warranties, covenants or undertakings with respect to the subject matter hereof other than those expressly set forth herein. The provisions of this Agreement supersede all prior agreements and understandings between the Company and the Initial Holders with respect to its subject matter.

         (d)  Notices.  All  notices  and  other  communications   provided  for
hereunder shall be in writing and shall be sent by first class mail, telex, telecopier or hand delivery:

         if to the Company, to:

                  ----------------------
                  110 West Seventh Street
                  Suite #300
                  Fort Worth, Texas  76102
                  Attention:  General Counsel
                  Telecopier:  (817) 878-3672

         with a copy to:

                  Milbank, Tweed, Hadley & McCloy
                  1 Chase Manhattan Plaza
                  New York, New York  10005
                  Attention:  Robert S. Reder, Esq.
                  Telecopier:  (212) 530-5219

         If to any Holder, to the address of such Holder as shown in the stock record books of the Company.

         All such notices and communications shall be deemed to have been given or made (i) when delivered by hand, (ii) five Business Days after being deposited in the mail, postage prepaid, (iii) when telexed answer-back received or (iv) when telecopied, receipt acknowledged.

         (e) Descriptive Headings. The headings in this Agreement are for convenience of reference only and shall not limit, expand or otherwise affect the meaning of the provisions hereof.

         (f) Severability. In the event that any one or more of the provisions, paragraphs, subparagraphs, sentences, clauses, subclauses, phrases or words contained herein, or the application thereof in any circumstances, is held invalid, illegal or unenforceable in any respect for any reason, the validity, legality and enforceability thereof in every other respect and of the remaining provisions, paragraphs, subparagraphs, sentences, clauses, subclauses, phrases and words hereof shall not be in any way impaired, it being intended that all rights, powers and privileges of the Company and the Holders hereunder shall be enforceable to the fullest extent permitted by law.

         (g) Governing Law. The provisions of this Agreement shall be governed by and construed and enforced in accordance with the laws of the State of Delaware, without regard to the principles of conflicts of laws thereof, as if it were a contract between the Company and the Initial Holders made and to be performed entirely within that State.

         (h) Termination. The provisions of this Agreement shall terminate, and thereby become null and void, at the end of the Demand Registration Period; provided, however, that the provisions of Section 6 shall survive the termination of the provisions of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the date first written above.

                                                  --------------------------


                                               By:_______________________
                                             Name:
                                            Title:



                                                   [INITIAL HOLDERS]


                                               By:_______________________
                                             Name:
                                            Title:

                                  APPENDIX III

                                LOCK UP AGREEMENT

                                    AGREEMENT

                  This  Agreement (the  "Agreement"),  dated as of September 15,
1998,  by  and  among   Westbridge   Capital  Corp.,   a  Delaware   corporation
("Westbridge"), and each of the undersigned holders (each, a "Consenting Holder") of debt securities (each, a "Claim") issued by Westbridge under one of the instruments listed on Schedule I (the "Existing Agreements").

                                   WITNESSETH:

                  WHEREAS, Westbridge and an Ad Hoc Committee of Westbridge Creditors (the "Committee") have engaged in good faith negotiations with the objective of reaching an agreement with regard to restructuring the indebtedness outstanding under the Existing Agreements;

                  WHEREAS, Westbridge and the Consenting Holders now desire to implement a financial restructuring of Westbridge (the "Financial Restructuring") on terms substantially in accordance with the draft plan of reorganization attached hereto as Appendix I (the "Draft Plan").

                  WHEREAS, in order to implement the Financial Restructuring, Westbridge has agreed, on the terms and conditions of this Agreement, to prepare and file a disclosure statement (the "Disclosure Statement") and plan of reorganization (the "Pre-Negotiated Plan") in a case (the "Chapter 11 Case") filed under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code") and to use its best efforts to have such Disclosure Statement approved and such Pre-Negotiated Plan confirmed by the Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), in each case as expeditiously as possible under the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and the local rules of the Bankruptcy Court (collectively, the "Rules"); and

                  WHEREAS, in order to expedite the implementation of the Financial Restructuring, each of the Consenting Holders is prepared to commit, on the terms and subject to the conditions of this Agreement to vote to accept the Pre-Negotiated Plan and to perform its other obligations hereunder.

                  NOW THEREFORE, in consideration of the premises and the mutual covenants and agreements set forth herein, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Westbridge and each Consenting Holder hereby agree as follows:

                  1. Forbearance. So long as no "Agreement Termination Event" or "Westbridge Termination Event" (each as defined in Section 4 of this Agreement) shall have occurred and be continuing, each of the Consenting Holders hereby agrees to forbear from the exercise of any rights or remedies it may have under the Existing Agreements, applicable law or otherwise with respect to any default arising under the Existing Agreements during the period commencing on the date hereof and ending on the date on which this Agreement is terminated in accordance with its terms.

             2. Voting: Restriction on Transfer. Each of the Consenting Holders represents that, as of the date hereof, it is the beneficial owner of, and/or the investment adviser or manager for the beneficial owners (with the power to vote and dispose of such Claims on behalf of such beneficial owners) of, the Claims set forth on Schedule 2 hereto (for each such Consenting Holder, the "Relevant Claims"). Each of the Consenting Holders agrees that, subject to the conditions that (i) the Disclosure Statement shall have been approved by the Bankruptcy Court; (ii) the Disclosure Statement as so approved is not materially inconsistent with the draft disclosure statement provided by Westbridge to the Consenting Holders on or about September 14, 1998 (the "Draft Disclosure Statement"); (iii) the material terms of the Pre-Negotiated Plan are the terms set forth in the Draft Plan; (iv) the material terms of each of the employment agreements between Westbridge and each of Patrick J. Mitchell and Patrick H. O'Neill, respectively, and each of the Definitive Agreements (as defined below) and any amendment thereto shall be reasonably satisfactory to it; and (v) the material terms of any amendment to the Settlement Agreement and Mutual Release, dated as of September 15, 1998, among Westbridge, Martin E. Kantor and National Life Insurance Company entered into after such date shall be reasonably satisfactory to it; it shall (a) timely vote its Relevant Claims (and, so long as no Agreement Termination Event or Westbridge Termination Event shall have occurred, not revoke or withdraw such vote) to accept the Pre-Negotiated Plan,
(b) not take any action directly or indirectly to delay, prevent or frustrate confirmation of the Pre-Negotiated Plan, and (c) refrain from supporting directly or indirectly any other proposed plan of reorganization or recapitalization transaction for Westbridge; provided, however, that nothing contained herein shall limit the ability of any Consenting Holder to consult with Westbridge, or to appear and be heard, concerning any matter arising in the Chapter 11 Case.

             Each of the Consenting Holders hereby agrees that, so long as this Agreement has not been terminated, it shall not sell, transfer or assign any of the Relevant Claims or any option thereon or any right or interest (voting or otherwise) therein, unless the transferee thereof agrees in writing to be bound by all the terms of this Agreement by executing a counterpart signature page of this Agreement and the transferor provides Westbridge with a copy thereof.

             3. Westbridge Agreements. Subject in each case to the proper exercise by Westbridge of its fiduciary duties, Westbridge hereby agrees to use its best efforts to obtain an order of the Bankruptcy Court approving the Disclosure Statement (the "Disclosure Statement Order") and thereafter to take all reasonable steps necessary and desirable to obtain an order of the Bankruptcy Court confirming the Pre-Negotiated Plan (the "Confirmation Order") and to consummate the Pre-Negotiated Plan, in each case, as expeditiously as possible under the Bankruptcy Code and the Rules. Westbridge further agrees to
(a) consult with the Committee and Credit Suisse First Boston Corporation ("CSFB") or their respective representatives prior to taking any significant action in connection with the Chapter 11 Case and (b) obtain the prior approval of the Committee and CSFB or their respective representatives of the form and substance of any material pleading, motion, order or agreement to be filed with the Bankruptcy Court that relate to matters likely to (i) affect the form or value of the consideration to be distributed under the Pre-Negotiated Plan or
(ii) substantially delay the effectiveness thereof, including, without limitation, each of the Definitive Documents, the Pre-Negotiated Plan, the Disclosure Statement, the Confirmation Order and the Disclosure Statement Order, in each case subject to the need to respond immediately to matters which may arise an emergency basis. In the event of any matter so arising on an emergency basis, Westbridge shall notify the Committee and CSFB of any actions taken or proposed to be taken with respect thereto as expeditiously as possible.

             4. Termination of Agreement. Except as set forth in Section 14 hereof, this Agreement shall terminate automatically upon the occurrence of any "Westbridge Termination Event" or any "Agreement Termination Event" (as hereinafter defined), unless the occurrence of such Agreement Termination Event is waived in writing by Consenting Holders holding or managing at least fifty-one percent (51%) of the Relevant Claims; provided, that no such waiver shall extend the time for performance of any of Westbridge's obligations under
Section 3 hereof to a date after January 15, 1999 without the consent of all of the Consenting Holders. If any Agreement Termination Event occurs (and has not been waived) or any Westbridge Termination Event occurs at the time when permission of the Bankruptcy Court shall be required for a Consenting Holder to change or withdraw (or cause to be changed or withdrawn) its votes to accept the Pre-Negotiated Plan, Westbridge shall not, subject to its fiduciary duties as a debtor in possession, oppose any attempt by such Consenting Holder to change or withdraw (or cause to be changed or withdrawn) such votes at such time. Upon the occurrence of an Agreement Termination Event or a Westbridge Termination Event, each of the Consenting Holders shall have all rights and remedies available to it under the Existing Agreements, applicable law or otherwise with respect to any default under the Existing Agreements that may have occurred at any time prior to such event and which default is still continuing.

             An "Agreement Termination Event" shall mean any of the following:

               (a) The Effective Date (as defined therein) of the Pre-Negotiated Plan shall have occurred;

               (b) The Chapter 11 Case to implement the Financial
    Restructuring through confirmation of the Pre-Negotiated Plan shall not have been commenced by September 30, 1998;

               (c) The Disclosure Statement or a version thereof which is not materially inconsistent with the Draft Plan shall not have been approved by the Bankruptcy Court by November 30, 1998;

               (d) The Pre-Negotiated Plan or a version thereof which is not materially inconsistent with the Draft Plan shall not have been confirmed by the Bankruptcy Court and substantially consummated in accordance with its terms by January 30, 1999;

               (e) Westbridge breaches any material provision of this Agreement, including, but not limited to, ceasing to use its best efforts to obtain approval of the Disclosure Statement and/or confirmation and consummation of the Pre-Negotiated Plan;

               (f) (i) A material adverse change in the operations or business of Westbridge and its subsidiaries (taken as a whole) shall have occurred since the date hereof other than commencement of the Chapter 11 Case or (ii) any event affecting generally and materially adversely the industry in which Westbridge and its subsidiaries (taken as a whole) conduct their business which would materially and adversely affect the ability of Westbridge and its subsidiaries (taken as a whole) to operate their business;

               (g) Westbridge shall have received a bona fide written plan proposal from a credible third party, which proposal shall not be subject to material conditions that would materially delay the effectiveness of the Pre-Negotiated Plan, and which proposal shall include, among others, the following terms: (i) each holder of an 11% Note Claim shall receive cash in an amount equal to the Allowed amount of such Claim; (ii) each holder of a Credit Suisse 11% Note Claim shall receive Cash in an amount equal to the Allowed amount of such Claim; and (iii) taking into account all other elements of such proposal, each other holder of an Allowed Claim against or Equity interest in Westbridge shall receive distributions of a value equal to or greater than those at the high end of the range provided for by the Pre-Negotiated Plan as described in the Draft Disclosure Statement; or

               (h) Any of the conditions set forth in clauses (i) through (v) of
          Section 2 hereof shall not have been satisfied by Westbridge.

             In addition, Westbridge shall have the right to terminate this Agreement by the giving of written notice thereof to each of the Consenting
Holders, upon the receipt by Westbridge of binding commitments reasonably satisfactory to the Consenting Holders in all material respects for new debt and/or equity financing from one or more creditworthy entities in amounts sufficient to repay all amounts outstanding under the Existing Agreements in full and in cash (a "Westbridge Termination Event"). Upon the occurrence of any Agreement Termination Event, unless such Agreement Termination Event is waived in accordance with the terms hereof, or upon the occurrence of a Westbridge Termination Event, this Agreement shall terminate and no party hereto shall have any continuing liability or obligation to any other party hereunder, except as otherwise provided in Section 13; provided, that, no such termination shall relieve any party from liability for its breach or non-performance of its obligations hereunder prior to the date of such termination.

             5. Good Faith Negotiation of Financial Restructuring Documents. Westbridge and each Consenting Holder which is a member of the Committee hereby further covenants and agrees to negotiate the definitive documents (the "Definitive Agreements") relating to the Financial Restructuring, including, without limitation, the form of the New Common Stock, New Convertible Preferred Stock, New Warrants, Employee and Director Stock Options and Agent Options (as defined in the Financial Restructuring), in good faith.

             6. Representations and Warranties. Westbridge, on the one hand, and each of the Consenting Holders on the other, represents and warrants to each other that the following statements are true, correct and complete as of the date hereof.

                      (a) Power and Authority. It has all requisite corporate or other power and authority to enter into this Agreement and to carry out the transactions contemplated by, and perform its respective obligations under, this Agreement;

                      (b) Authorization. The execution and delivery of this Agreement and the performance of its obligations hereunder have been duly authorized by all necessary corporate or other action on its part;

                      (c) No Conflicts. The execution, delivery and performance by it of this Agreement do not and shall not (i) violate any provision of law, rule or regulation applicable to it or any of its subsidiaries or its Certificate of Incorporation, bylaws or other organizational documents or those of any of its subsidiaries or (ii) conflict with, result in a breach of or constitute (with due notice or lapse of time or both) a default under any material contractual obligation to which it or any of its subsidiaries is a party or under its certificate of incorporation, by-laws or other organizational documents;

                      (d)  Governmental  Consents.  The execution,  delivery and performance by it of this Agreement do not and shall not require any registration or filing with, consent or approval of, or notice to, or other action to, with or by, any Federal, state or other governmental authority or regulatory body, except such filings and approvals as may be required under applicable state insurance laws and regulations, such filings as may be necessary and/or required for disclosure by the Securities and Exchange Commission and in connection with the commencement of the Chapter 11 Case, the approval of the Disclosure Statement and confirmation of the Pre-Negotiated Plan; and

                      (e) Binding Obligation. This Agreement is the legally valid and binding obligation of it, enforceable against it in accordance with its terms, except as enforcement may be limited by bankruptcy, insolvency, reorganization, moratorium or other similar laws relating to or limiting creditor's rights generally or by equitable principles relating to enforceability.

             7. Further Acquisition of Securities. This Agreement shall in no way be construed to preclude the Consenting Holders from acquiring additional Claims. However, any such additional Claims so acquired shall automatically be deemed to be Relevant Claims and to be subject to the terms of this Agreement. The Consenting Holders shall in each case promptly advise Westbridge of the acquisition of any such additional Claims and Westbridge shall prepare and circulate to the relevant Consenting Holder a revised and restated version of
Schedule 2 hereto with respect to such Consenting Holder.

             8. Effectiveness; Amendments; Consenting Holders. This Agreement shall not become effective and binding on the parties hereto unless and until counterpart signature pages hereto shall have been executed and delivered by Westbridge and Consenting Holders holding Claims which constitute in the aggregate at least a majority of the principal amount of the indebtedness outstanding under each of the Existing Agreements. Once effective, this Agreement may not be modified (except as provided in Section 4), amended or supplemented as to any Consenting Holder except in writing signed by Westbridge and such Consenting Holder.

             9. Disclosure of Individual Holdings. Unless required by applicable law or regulation, Westbridge shall not disclose any Consenting Holder's holdings of Relevant Claims, without the prior written consent of such Consenting Holder, and if such announcement or disclosure is so required by law or regulation, Westbridge shall afford the Consenting Holders a reasonable opportunity to review and comment upon any such announcement or disclosure prior to Westbridge's making such announcement or disclosure. The foregoing shall not prohibit Westbridge from disclosing the approximate aggregate holdings of Claims by the Consenting Holders as a group.

             10. Impact of Appointment to Creditors Committee. Notwithstanding anything herein to the contrary, in the event that any Consenting Holder is appointed to and serves on an official committee of creditors in the Chapter 11 Case, the terms of this Agreement shall not be construed so as to limit such Consenting Holder's exercise (in its sole discretion) of its fiduciary duties to any person arising from its service on such committee, and any such exercise (in the sole discretion of such Consenting Holder) of such fiduciary duties shall not be deemed to constitute a breach of the terms of this Agreement (but the fact of such service on such committee shall not otherwise affect the continuing validity or enforceability of this Agreement). So long as no Agreement Termination Event or Westbridge Termination Event shall have occurred and this Agreement remains in effect, the foregoing shall not modify or limit the obligations of the Consenting Holders to vote their Relevant Claims and to take the other actions set forth in Section 2 hereof.

             11. Governing Law; Jurisdiction. This Agreement shall be governed by and construed in accordance with the internal laws of the State of Delaware, without regard to any conflicts of law provision which would require the application of the law of any other jurisdiction. By its execution and delivery of this Agreement, each of the parties hereto hereby irrevocably and unconditionally agrees for itself that any legal action, suit or proceeding against it with respect to any matter under or arising out of or in connection with this Agreement or for recognition or enforcement of any judgment rendered in any such action, suit or proceeding, may be brought in any federal court of competent jurisdiction in the District of Delaware. By execution and delivery of this Agreement, each of the parties hereto hereby irrevocably accepts and submits itself to the nonexclusive jurisdiction of such courts, generally and unconditionally, with respect to any such action, suit or proceeding. Notwithstanding the foregoing consent to Delaware jurisdiction, upon the commencement of the Chapter 11 Case, each of the parties hereto hereby agrees that the Bankruptcy Court shall have exclusive jurisdiction of all matters arising out of or in connection with this Agreement.

             12. Specific Performance. It is understood and agreed by each of the parties hereto that money damages would not be a sufficient remedy for any breach of this Agreement by any party (other than a breach by Westbridge of Section 13 hereof) and each nonbreaching party shall be entitled to specific performance and injunctive or other equitable relief as a remedy of any such breach.

             13. Fees and Expenses. Westbridge shall reimburse each Consenting Holder which is a member of the Committee for all of its out of pocket costs and expenses incurred through the Commencement Date in respect of the fees and expenses of the Committee's financial and legal advisors in accordance with Westbridge's respective agreements with such firms (the "Expenses"). In addition, in the event any party brings an action against any other party based upon a breach by such other party of its obligations hereunder, the prevailing party shall be entitled to all reasonable expenses incurred, including reasonable attorneys', accountants' and financial advisers' fees in connection with such action.

             14.  Survival.  Notwithstanding  the sale of the Relevant Claims in accordance with Section 2 hereof or the termination of the Consenting Holders' obligations hereunder in accordance with Section 4 hereof, Westbridge's obligations and agreements set forth in Sections 9 and 13 (with respect to Expenses incurred through the date of such termination) hereof shall survive such termination and shall continue in full force and effect for the benefit of the Consenting Holders in accordance with the terms hereof.

             15.  Headings.  The  headings  of  the  sections,   paragraphs  and
subsections of this Agreement. are inserted for convenience only and shall not affect the interpretation hereof.

             16. Successors and Assigns. This Agreement is intended to bind and inure to the benefit of the parties and their respective successors, assigns, heirs, executors, administrators and representatives. The agreements, representations and obligations of the Consenting Holders under this Agreement are, in all respects, several and not joint.

             17. Prior Negotiations. This Agreement and Appendix 1 supersede all prior negotiations with respect to the subject matter hereof.

             18. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which shall constitute one and the same Agreement.

             19. No Third-Party Beneficiaries. Unless expressly stated herein, this Agreement shall be solely for the benefit of the parties hereto and no other person or entity shall be a third-party beneficiary hereof.

             20. Consideration. It is hereby acknowledged by the parties hereto that no consideration shall be due or paid to the Consenting Holders for their agreement to vote to accept the Pre-Negotiated Plan in accordance with the terms and conditions of this Agreement other than Westbridge's agreement to commence the Chapter 11 Case, to use its best efforts to obtain approval of the Disclosure Statement and to take all steps necessary and desirable to confirm and consummate the Pre-Negotiated Plan in accordance with the terms and conditions of this Agreement.

             IN WITNESS WHEREOF, each of the parties hereto has caused this Agreement to be executed and delivered by its duly authorized officer as of the date first above written.

                            WESTBRIDGE CAPITAL CORP.


                           By: /s/ Patrick J. Mitchell
                            Name:  Patrick J. Mitchell
                           Title:  President

                          111 Seventh Street, Suite 306
                          Fort Worth, Texas 76102
                          Telephone: (817) 878-3300
                          Facsimile: (817) 878-3672

                          CONSENTING HOLDER
                          [Fill in the name of entity below);
                          --------------------------------


                          By: /s/ Alex Lagetko
                           Name:  Alex Lagetko
                          Title: Director

                          Credit Suisse First Boston Corporation
                          11 Madison Avenue, 4th Floor
                          New York, New York 10010
                          Telephone: (212) 325-3810
                          Facsimile: (212) 325-8290

                                                               EXHIBIT D TO PLAN


                         LIST OF OFFICERS AND DIRECTORS




                               Stephen D. Davidson
                                Dennis A. Weverka
                                James W. Thigpen
                                Michael D. Norris
                               Margaret A. Megless

                                                               EXHIBIT E TO PLAN


                          LIST OF EMPLOYMENT AGREEMENTS




     * Employment Contract between Westbridge Capital Corp. and Stephen D. Davidson

     *    Employment  Contract between  Westbridge  Capital Corp. and Michael D.
          Norris

     *    Employment  Contract  between  Westbridge  Capital Corp. and Dennis A.
          Weverka

     *    Employment  Contract  between  Westbridge  Capital  Corp and Margie A.
          Megless

     * Employment Agreement, dated as of April 1, 1996, by and among Westbridge Capital Corp., National Foundation Life Insurance Company and James W. Thigpen

     * Employment Agreement, dated as of April 1, 1996, by and among Westbridge Capital Corp., National Foundation Life Insurance Company and Martin E. Kantor

                                                               EXHIBIT F TO PLAN


                                CLAIMS AGREEMENT

                           MEMORANDUM OF UNDERSTANDING


         Re: Karabedian, et al, v. Westbridge Capital Corp., et al. Civil Action No. 3 97 CV 3087-L, United States District Court, Northern District of Texas, Dallas Division


         1. Rabin & Peckel LLP, on behalf of their co-plaintiffs' attorneys representing plaintiffs ("Plaintiffs"), Milbank, Tweed, Hadley & McCloy, on behalf of defendants Westbridge Capital Corp., Martin E. Kantor and Patrick J. Mitchell (together with defendant James W. Thigpen, the "Westbridge Defendants"), A.I. Management and Professional Liability Claim Adjusters, on behalf of National Union Fire Insurance Company of Pittsburgh, Pennsylvania (the Westbridge Defendants' insurer ("National Union")), and Haynes and Boone, LLP, on behalf of defendants Forum Capital Markets L.P. and Raymond James & Associates, Inc. (the "Underwriter Defendants") (the Westbridge Defendants and the Underwriter Defendants collectively, the "Defendants"), enter into this Memorandum of Understanding to set forth the basic terms of settlement between Plaintiffs and the Defendants which were agreed to by telephone on August 27, 1998 and October 23, 1998.
         2. Westbridge Capital Corp. and National Union together agree to pay to Plaintiffs a total of $1 million and the Underwriter Defendants agree to pay to Plaintiffs $100,000 in complete settlement of the claims asserted in this action. Funding of the settlement shall not occur before November 15, 1998, with the sole exception of $50,000 to be paid by National Union into the "Notice Account" to pay for notice to the class.
         3. Plaintiffs agree to accept payment of $1,100,000 in complete settlement of the claims asserted in this action.
         4. Plaintiffs shall enter into a stipulation of dismissal with prejudice and give to the Defendants a release or releases of all claims asserted in the amended complaint or which could have been asserted in the amended complaint arising out of the transactions described.
         5. The Westbridge Defendants and the Underwriter Defendants shall give to each other mutual releases of all claims arising out of said transactions or this action.
         6. The Defendants shall cooperate with Plaintiffs to provide two employees to be selected by Plaintiffs for depositions and any and all non-privileged documents requested by Plaintiffs for examination and copying in order to permit Plaintiffs to confirm that the terms of this settlement are fair.
         7. The settlement is subject to an agreed number of opt-outs in number and amount.
         8. This settlement is subject to the certification of the class described in the amended complaint and approval of the District Court and the Bankruptcy Court in which Westbridge Capital Corp. has filed a case for relief under chapter 11 of the Bankruptcy Code. Plaintiffs shall support any motion in the Bankruptcy Court for approval of this settlement or confirmation of any chapter 11 plan which incorporates its terms.
         9. National Union shall have the right to terminate this Memorandum of Understanding at any point in time up to the filing with the District Court of a Stipulation of Settlement in the Karabedian case in the event there are, in National Union's determination, material changes to the terms of the release of the directors and officers of Westbridge provided for in the Plan of Reorganization of Westbridge filed with the Bankruptcy Court. In the event:
         (a) this Memorandum of Understanding is terminated by National
             Union; or
         (b) settlement of the Karabedian case is not reached in accordance with the terms of this Memorandum of Understanding then this Memorandum of Understanding shall be of no further force or effect and the parties shall revert to their respective positions immediately prior to the execution of this Memorandum of Understanding.
         10. Neither the negotiation, nor the terms, conditions and other provisions nor the performance of this Memorandum of Understanding shall be:
         (a) deemed or construed in any manner whatsoever to be an admission of liability by any party to this Memorandum of Understanding; or

         (b) used by any party to this Memorandum of Understanding for any purpose other than the enforcement of the provision hereof; provided, however, that nothing in this paragraph shall affect the viability of the provisions set forth herein.
         11. The terms of this Memorandum of Understanding shall be reduced to writing in formal settlement documents and shall not be binding until the formal settlement documents are executed.
         12. This Memorandum of Understanding may be executed in counterparts.

Dated:   October 26, 1998

                                   /s/ Brian P. Murray
                                   RABIN & PECKEL LLP
                                   Attorneys for Plaintiffs


                                   /s/ Russell E. Brooks
                                   MILBANK, TWEED, HADLEY & McCLOY
                                   Attorneys for Westbridge Capital Corp.,
                                   Martin E. Kantor and Patrick J. Mitchell


                                   /s/ Michael E. Adler
                                   A.I. MANAGEMENT AND PROFESSIONAL
                                   LIABILITY CLAIM ADJUSTERS


                                   /s/ Noel M. Hensley
                                   HAYNES AND BOONE, LLP
                                   Attorneys for Forum Capital Markets L.P. and
                                   Raymond James & Associates, Inc.