Form 10-K
period 1998-12-31
WESTBRIDGE CAPITAL CORP
filed 1999-03-31
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                          Commission File Number 1-8538

                             ASCENT ASSURANCE, INC.

                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                     73-1165000
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

110 West Seventh Street, Fort Worth, Texas                       76102
(Address of Principal Executive Offices)                       (Zip Code)

               Registrant's Telephone Number, Including Area Code:
                                 (817) 878-3300

        Registrant's Shareholder and Investor Relations Telephone Number:
                                 (817) 877-3048

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          Common Stock (par value $.01)

                        Warrants to purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes _X_ No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   _X_

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _X_ No__

The Registrant's Common Stock is not currently listed on a formal stock exchange. The estimated market value of voting stock as presented in the Registrant's Amended Disclosure Statement accompanying the First Amended Plan of Reorganization dated October 30, 1998, as modified, ranged from $47 million to $60 million. See ITEM 1 "Business." At March 24, 1999, 6,500,000 shares of Common Stock were outstanding.

                             ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)

                          1998 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS

                                     PART I

  ITEM 1.           Business.................................................................................  3

  ITEM 2.           Properties............................................................................... 18

  ITEM 3.           Legal Proceedings........................................................................ 18

  ITEM 4.           Submission of Matters to a Vote of Security Holders...................................... 19


                                     PART II

  ITEM 5.           Market for the Registrant's Common Stock and Related Stockholder Matters................. 20

  ITEM 6.           Selected Consolidated Financial Data..................................................... 22

  ITEM 7.           Management's Discussion and Analysis of Results of Operation and

                      Financial Condition.................................................................... 23

  ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk............................... 37

  ITEM 8.           Financial Statements and Supplementary Data.............................................. 39

  ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................................... 77

                                    PART III

ITEM 10.            Directors and Executive Officers of the Registrant....................................... 77

ITEM 11.            Executive Compensation................................................................... 77

ITEM 12.            Security Ownership of Certain Beneficial Owners and Management........................... 77

ITEM 13.            Certain Relationships and Related Transactions........................................... 77


                                     PART IV

ITEM 14.            Financial Statement Schedules, Exhibits and Reports on Form 8-K.......................... 78

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Ascent Assurance, Inc. (formerly, Westbridge Capital Corp.) (the "Company") is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. As used herein, the term "Westbridge" refers to the pre-reorganized operations and/or financial condition of Westbridge and its consolidated subsidiaries, unless the context requires otherwise.

The Company's revenues result primarily from premiums from the insurance products sold by its wholly owned subsidiaries (i) National Foundation Life Insurance Company ("NFL") and its wholly owned subsidiary, Freedom Life Insurance Company of America ("FLICA") and (ii) National Financial Insurance Company ("NFIC") and its wholly owned subsidiary, American Insurance Company of Texas ("AICT," and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries"). To a lesser extent, the Company derives revenue from fee and service income generated from (i) commissions received from sales of unaffiliated managed care and senior products, (ii) telemarketing services, and
(iii) printing services.

The Company was incorporated as a Delaware holding company for NFL in September 1982. The Company's executive offices are located at 110 West Seventh Street, Fort Worth, Texas 76102 and its telephone number is (817) 878-3300.

VOLUNTARY PETITION FOR RELIEF UNDER CHAPTER 11 OF THE U.S. BANKRUPTCY CODE AND CORPORATE REORGANIZATION

On September 16, 1998 (the "Petition Date"), Westbridge commenced a reorganization case (the "Chapter 11 Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the "Creditors' Committee") of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement and the Plan were amended on October 28, 1998, and the Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date").

In connection with its emergence from Chapter 11, Westbridge changed its corporate name to "Ascent Assurance, Inc." Pursuant to the Plan, the Company's Board of Directors was reconstituted as of the Effective Date into a classified board consisting of six directors (with two directors in each class), three of which were appointed by Credit Suisse First Boston Corporation ("CSFB"), one of which was appointed by the Creditors' Committee and two of which were appointed by the Company. Until June 24, 1999, the holders of the New Preferred Stock (as defined below) have the right to designate one additional director. Also on the Effective Date, the Company's certificates of incorporation and by-laws were amended and restated in their entirety, copies of which are filed as an Exhibit hereto.

The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each such instance reference is made to the Plan, a copy of which is incorporated by reference to Exhibit 2 of Westbridge's Current Report on Form 8-K which was filed with the Securities and Exchange Commission on December 29, 1998. Each such statement is qualified in its entirety by such reference. The Plan provides for the recapitalization of certain old debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Key terms of the Plan include the following:

CANCELLATION OF EXISTING SECURITIES

      Westbridge's capital structure was realigned and deleveraged (see NOTE 1 - "Reorganization And Emergence From Chapter 11 Case" in the Notes to the Company's Consolidated Financial Statements). Pursuant to the Plan, the following securities of Westbridge were canceled as of the Effective Date:
     (i) $23.3 million aggregate principal amount of, plus all accrued and unpaid interest on, the Senior Notes, (ii) $77.3 million aggregate principal amount of, plus all accrued and unpaid interest on, the Convertible Notes, (iii) $13.2 million aggregate liquidation preference of, plus all accrued and unpaid dividends on, Westbridge's Series A Convertible Redeemable Exchangeable Preferred Stock (the "Old Preferred Stock"), (iv) Westbridge's Common Stock, par value $.10 per share (the "Old Common Stock"), (v) all outstanding warrants to purchase Old Common Stock, (vi) all outstanding unexercised stock options to purchase Old Common Stock, and
     (vii) all unvested grants of restricted Old Common Stock.

NEW EQUITY CAPITAL STRUCTURE

      Pursuant to the Company's Amended and Restated Certificate of Incorporation, the total number of shares of stock the Company shall have the authority to issue is 30,040,000, consisting of 30,000,000 shares of common stock, par value $.01 per share (the "New Common Stock") and 40,000 shares of preferred stock, par value $.01 per share, all of which are designated Series A Convertible Preferred Stock (the "New Preferred Stock").

DISTRIBUTIONS UNDER THE PLAN

         CASH DISTRIBUTION

               To the holders of Senior Notes other than CSFB, cash payments totaling approximately $15.2 million, which are equal to the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than CSFB, will be distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the Allowed 11% Senior Notes under the Plan, an affiliate of CSFB (the "CSFB Affiliate") purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

         ISSUANCE OF NEW SECURITIES

         Pursuant to the Plan and the purchase of New Preferred Stock on the Effective Date, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued on the Effective Date as follows:

               To holders of general unsecured claims and Convertible Notes as of December 10, 1998 and current management, 6,110,000 shares, or 94%, of the New Common Stock issued on the Effective Date, subject to the completion of the exchange requirements as contemplated by the Plan. Holders of general unsecured claims and Convertible Notes will receive their first distribution of shares in partial satisfaction and discharge of their allowed claims beginning in April 1999. The remaining shares of New Common Stock are held for future distributions to such holders pending the final resolution of disputed claims.

               To holders of Old Preferred Stock as of December 10, 1998,
              260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, subject to the completion of the exchange of securities as contemplated by the Plan.

               To holders of Old Common Stock as of December 10, 1998, 130,000 shares, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, subject to the completion of the exchange of securities as contemplated by the Plan. Fractional shares of New Common Stock will not be issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock will receive no distribution of New Common Stock or New Warrants under the Plan.

               To the CSFB Affiliate, in respect of the Senior Notes owned by
              CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, are convertible into 4,765,165 shares of the New Common Stock at an initial conversion price of $4.88 per share. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock to be received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB affiliate will own approximately 56.6% of the New Common Stock on an as converted basis.

         RESERVATION OF ADDITIONAL NEW COMMON STOCK

               In connection with the New Warrants described above, 971,266 shares of New Common Stock are reserved for issuance upon the exercise of New Warrants. The New Warrants are exercisable at an initial exercise price $9.04 per share of New Common Stock and will expire on March 24, 2004.

               Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date are reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date are reserved for issuance to the Company's marketing agents under the Company's 1999 Stock Option Plan.

OTHER MATTERS

      In connection with the approval and effectiveness of the Plan, the Company settled a putative class action brought on behalf of certain purchasers and sellers of Westbridge's Convertible Notes and Old Common Stock during the period October 31, 1996 through October 31, 1997.

MARKETING DISTRIBUTION SYSTEM

The Company markets health insurance products through its wholly owned subsidiary, NationalCare(R) Marketing, Inc. ("NCM"). NCM recruits agents as independent contractors to market the health insurance products underwritten by the Insurance Subsidiaries. NCM's agents sell these insurance products on a one-to-one basis to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage. See ITEM 7 - "Strategic Initiatives."

Agents' sales contacts generally result from leads generated either by the Company's telemarketing subsidiary or through outside sources. By utilizing a predictive automated dialing system, the Company believes its indirect wholly owned telemarketing subsidiary, Precision Dialing Services, Inc. ("PDS") is able to generate a large number of quality sales leads. By providing its agents with these sales leads, the Company believes it can attract experienced agents as well as new agents entering the business.

DESCRIPTION OF PRODUCTS

The major product lines currently marketed and underwritten by the Company's Insurance Subsidiaries are Medical Expense products and Specified Disease products (as defined below). Historically, the Insurance Subsidiaries have also underwritten a significant amount of Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. During 1997, the Insurance Subsidiaries significantly reduced the underwriting of these products in favor of marketing the Medicare Supplement products of other insurers due to the relatively low margins for these products. The Insurance Subsidiaries continue to receive premiums on Medicare Supplement policies sold prior to that date.

The Insurance Subsidiaries' products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. Set forth below is a summary of the principal products currently underwritten by the Insurance Subsidiaries:

      MEDICAL EXPENSE PRODUCTS - These products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. The policies provide a number of options with respect to annual deductibles, coinsurance percentages, maximum benefits and stop-loss limits. After the annual deductible is met, the insured is responsible for a percentage of eligible expenses up to a specified stop-loss limit. Thereafter, eligible expenses are covered by the Insurance Subsidiaries up to certain maximum aggregate policy limits.

     The Medical Expense products are individually underwritten based upon medical information provided by the applicant prior to issue. Information provided in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. In addition, the Insurance Subsidiaries new Medical Expense products are stringently underwritten and include a para-med examination or other medical tests, depending on the age of the applicant. All such products are guaranteed renewable pursuant to the Health Insurance Portability and Accountability Act, 42 U.S.C. ss. 300 et seq. ("HIPAA").

      SPECIFIED DISEASE PRODUCTS - These products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases ("Specified Disease"). Benefits are payable directly to the insured following diagnosis of or treatment for a covered illness or injury. The payments are designed to help reduce the potential financial impact of these illnesses or injuries and may be used at the policyholder's discretion for any purpose, including offset of non-medical expenses or medical-related expenses not covered and paid for by the policyholder's other health insurance. The amount of benefits provided under the Specified Disease products is not necessarily reflective of the actual cost expected to be incurred by the insured as a result of the illness or injury. Specified Disease products are generally guaranteed renewable by contract, but are exempt from HIPAA.

The Company's operations are comprised of one segment, Accident and Health insurance, which includes products underwritten and/or acquired by the Insurance Subsidiaries. Premium revenue, in thousands, for each of the Insurance Subsidiaries' major product lines is set forth below. Certain 1997 and 1996 amounts have been reclassified to conform to 1998 presentation.

                                                        Year Ended December 31,
                                                    ------------------------------
                                                      1998       1997       1996
                                                    --------   --------   --------
ACCIDENT AND HEALTH INSURANCE:
     MEDICAL EXPENSE:
       Direct business
         First-year                                 $ 15,818   $ 26,972   $ 40,391
         Renewal                                      39,434     38,275     17,545
       Acquired business (1)                           9,389     10,384     13,971
                                                    --------   --------   --------
              Subtotal                                64,641     75,631     71,907
                                                    --------   --------   --------
     SPECIFIED DISEASE:
       Direct business
         First-year                                    1,504      1,173      1,217
         Renewal                                      14,221     12,216     12,520
       Acquired business (1) (2)                      16,639     19,802     20,477
                                                    --------   --------   --------
              Subtotal                                32,364     33,191     34,214
                                                    --------   --------   --------
     MEDICARE SUPPLEMENT:
       Direct business
         First-year                                    1,477      8,763     17,863
         Renewal                                      22,981     27,134     14,119
       Acquired business (1)                          13,612     15,546     17,788
                                                    --------   --------   --------
              Subtotal                                38,070     51,443     49,770
                                                    --------   --------   --------
              Total Accident and Health Insurance    135,075    160,265    155,891
                                                    --------   --------   --------
       Other                                             642        832        889
                                                    --------   --------   --------
              Total Premium Revenue                 $135,717   $161,097   $156,780
                                                    ========   ========   ========


(1) Includes revenue from policies acquired in the acquisition of NFIC and AICT in April 1994.

(2) Includes revenue from policies acquired in the acquisition of FLICA's parent, Freedom Holding Company ("FHC"), in May 1996.

GEOGRAPHIC DISTRIBUTION

The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. The distribution of premium revenue by state for the year ended December 31, 1998, on a statutory accounting basis, was as follows:

                        Texas           22.3%
                        North Carolina   6.9%
                        Tennessee        6.4%
                        Arkansas         6.1%
                        Florida          5.6%
                        Georgia          5.1%
                        Mississippi      4.6%
                        South Carolina   4.2%
                        California       4.1%
                        Oklahoma         4.0%
                        All others      30.7%
                                        ----
                                       100.0%

INVESTMENTS

Investment income is an important source of revenue, and the Company's return on invested assets has a material effect on net income. The Company's investment policy is subject to the requirements of regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company's investment portfolio is managed by Conseco Capital Management, Inc., a registered investment advisor.

Investment policy is determined by the Board of Directors of the Company and each of the Insurance Subsidiaries. The Company's current investment policy is to balance its portfolio between long-term and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims. The current schedule of the Company's invested asset maturities corresponds with the Company's expectations regarding anticipated cash flow payments based on the Company's policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 5% of the Company's assets may be invested in higher yielding, non-investment grade securities.

The following table provides information on the Company's cash and invested assets, in thousands, as of the dates indicated:

                                                                December 31,
                                                        ------------------------------
                                                          1998       1997       1996
                                                        --------   --------   --------
Cash and cash equivalents                               $    278   $  1,030   $  1,013
                                                        --------   --------   --------
Bonds:
   U.S. Government and related agencies                   19,886     22,142     26,108
   State, county and municipal                             1,586      1,071        518
   Public utilities                                       13,421     11,273     11,016
   Industrial and miscellaneous                           87,971     94,263     53,955
                                                        --------   --------   --------
     Total Bonds                                         122,864    128,749     91,597
                                                        --------   --------   --------
Preferred stock                                            2,575      2,645        147
                                                        --------   --------   --------
Common stock                                                   -      2,125      1,449
                                                        --------   --------   --------
Other Invested Assets:
   Mortgage loans on real estate                             318        389        658
   Policy loans                                              280        284        282
   Short-term investments and certificates of deposit      5,393     12,654      8,072
   Investment real estate                                      -        566          -
                                                        --------   --------   --------
     Total Other Invested Assets                           5,991     13,893      9,012
                                                        --------   --------   --------
       Total Cash and Invested Assets                   $131,708   $148,442   $103,218
                                                        ========   ========   ========


Included in the invested assets of the Company outlined in the preceding table are certain high-yield debt securities which are below a "BBB" or equivalent rating. These high-yield debt securities amounted to less than 3.2%, 1.6%, and 1.5% of the Company's total cash and invested assets at December 31, 1998, 1997 and 1996, respectively.

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the periods shown:

                                                               December 31,
                                                     --------------------------------
                                                       1998        1997        1996
                                                     --------    --------    --------
                                                    (in thousands, except percentages)

Total invested assets, cash and cash equivalents     $131,708    $148,442    $103,218
Net investment income (1)                               9,500       9,390       7,535
Net realized gains on investments                       2,142          84          96
Average gross annual yield on investments                7.0%        7.7%        7.2%

(1) Excludes interest on receivables from agents of $2.5 million, $1.6 million, and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.


The following table summarizes the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31, 1998:

                            FIXED MATURITY SECURITIES

                                                            Carrying
                                                          Value (1),(2)        %
                                                          ------------     --------
                                                         (in thousands)

           U.S. Government and governmental
              agencies and authorities (except
              mortgage-backed)                            $     11,776           9.6
           States, municipalities and political
              subdivisions                                       1,586           1.3
           Finance                                              31,919          26.0
           Public utilities                                     13,421          10.9
           Mortgage-backed                                       8,110           6.6
           All other corporate bonds                            56,052          45.6
                                                          ------------      --------
              Total fixed maturity securities             $    122,864         100.0
                                                          ============      ========


(1) At December 31, 1998, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable securities.

(2) Investments in the debt securities of corporations are principally in publicly-traded bonds.

Mortgage-backed securities represented approximately 6.6% of the estimated market value of the Company's total invested assets at December 31, 1998. The Company's mortgage-backed securities portfolio consists entirely of U.S. government agency pass-through certificates. Currently, the Company does not own any collateralized mortgage obligations or non-agency pass-through securities. All of these U.S. government agency pass-through securities have an investment rating of AAA and are designated by the National Association of Insurance Commissioners ("NAIC") as Class 1 securities. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may repay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. If the repayment of principal occurs later than anticipated during periods of increasing interest rates, the cost of funds to satisfy liabilities may increase due to the mismatching of assets and liabilities.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit, at December 31, 1998:

               COMPOSITION OF FIXED MATURITY SECURITIES BY RATING

                                                           Carrying
                                                           Value (1)           %
                                                          ------------     --------
                                                         (in thousands)
          RATINGS (2)
          Investment grade:
             U.S. Government and agencies                 $     19,886         16.2
             AAA                                                 2,289          1.9
             AA                                                 11,058          9.0
             A                                                  38,397         31.2
             BBB                                                47,045         38.3
          Non-Investment grade:
             BB                                                  2,118          1.7
             B and below                                         2,071          1.7
                                                          ------------     --------
               Total fixed maturity securities            $    122,864        100.0
                                                          ============     ========


(1) At December 31, 1998, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable fixed maturity securities.

(2) Ratings are the lower of those assigned primarily by Standard & Poor's and Moody's, when available, and are shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable NAIC designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" and NAIC 2 fixed maturity securities have been classified as "BBB".

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). The following table summarizes the Company's fixed maturity securities according to NAIC Designations and Standard & Poor's ratings at December 31, 1998:

                                NAIC DESIGNATIONS

                                                            Carrying
                                                            Value (1)          %
                                                          ------------     --------
                                                         (in thousands)
               NAIC DESIGNATIONS (2)
               NAIC 1 (AAA, AA, A)                        $     71,630         58.3
               NAIC 2 (BBB)                                     47,045         38.3
               NAIC 3 (BB) and below                             4,189          3.4
                                                          ------------     --------
                  Total fixed maturity securities         $    122,864        100.0
                                                          ============     ========


(1) At December 31, 1998, all of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable fixed maturity securities.

(2) Generally comparable to Standard & Poor's ratings. Comparisons between NAIC Designations and Standard & Poor's ratings are as published by the NAIC.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31, 1998 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

              COMPOSITION OF FIXED MATURITY SECURITIES BY MATURITY

                                                   Carrying
                                                   Value (1)          %
                                                ------------      --------
                                                (in thousands)
       SCHEDULED MATURITY
       Due in one year or less                  $      1,889           1.5
       Due after one year through five years          32,254          26.2
       Due after five years through ten years         41,959          34.2
       Due after ten years                            38,652          31.5
       Mortgage-backed securities                      8,110           6.6
                                                ------------      --------
            Total fixed maturity securities     $    122,864         100.0
                                                ============      ========


(1) At December 31, 1998, all of the company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable fixed maturity securities.

RESERVE POLICY

The Company's reserves consist of two separate components: claim reserves and policy benefit reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. The Company's consulting actuary estimates these reserves based upon an analysis of claim inventories, loss ratios and historical claim payment studies. These estimates are developed in the aggregate for claims incurred (whether or not reported).

Policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. The policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with generally accepted accounting principles ("GAAP").

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

The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claim loss ratios experienced by the Company during the second and third quarters of 1997 were indicative of inadequate pricing in the Company's old Medical Expense and Medicare Supplement products. See ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition."

Because the discount factor used in calculating the Company's policy benefit reserves is based upon the rate of return of the Company's investments designed to fund this reserve, the amount of the reserve is dependent upon the yield on these investments. Provided that there is no material adverse experience with respect to these benefits, changes in future market interest rates will not have an impact on the profitability of policies already sold. Because fluctuations in future market interest rates affect the Company's yield on new investments, they also affect the discount factor used to establish, and thus the amount of, its policy benefit reserves for new sales. In addition, because an increase in the policy benefit reserves in any period is treated as an expense for income statement purposes, market interest rate fluctuations can directly affect the Company's profitability for policies sold in such period. It is not possible to predict future market interest rate fluctuations.

In accordance with GAAP, the Company's actuarial assumptions are generally fixed, and absent materially adverse benefit experience, they are not generally adjusted. The Company monitors the adequacy of its policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of its actuarial assumptions. The adequacy of the Company's policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident (such as out-patient versus in-patient care) or prolong life expectancy. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of the Company's reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the Company insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the Company needing to post additional reserves, which could have a material adverse effect upon its business, financial condition or results of operations.

The Company's Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment result assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The effect of this requirement is moderated by the allowance under SAP of an accounting treatment known as the "two year preliminary term" reserve valuation method. This reserve method allows the Company to defer any accumulation of policy benefit reserves until after the second policy year. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries to Westbridge. See ITEM 7 - "Liquidity, Capital Resources and Statutory Capital and Surplus - Insurance Subsidiaries."

REINSURANCE

CEDED. As is customary in the insurance industry, the Company's Insurance Subsidiaries reinsure portions of the coverage provided to policyholders to other insurance companies on both an excess of loss and coinsurance basis. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance, but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Coinsurance Agreement") with a reinsurer effective July 1, 1996 on the in force Cancer, Heart and Intensive Care business. The Coinsurance Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. On May 1, 1997, the Coinsurance Agreement was terminated and recaptured. Consistent with the terms of the agreement, the unpaid portion of the initial ceding commission allowance was repaid inclusive of interest at 15.0%. For the years ended December 31, 1997 and 1996, the amount repaid was approximately $8.6 million and $1.9 million, respectively. See NOTE 13 - "Reinsurance" and NOTE 15 "Extraordinary Item" to the Company's Consolidated Financial Statements.

The Company generally does not cede risks associated with its Medicare Supplement products. However, 100% of the Company's risks under its Accidental Death policies currently in force are reinsured. The Company also reinsures its risks under the Medical Expense products on an excess of loss basis so that its maximum payment to any one beneficiary during any one-year period is limited ($100,000 in 1998) for any accident or illness. In 1998, NFL entered into an excess of loss reinsurance agreement on a closed block of annually renewable term life insurance. NFL's retention limit is $25,000 per year, and $22,046 of premiums were paid to the reinsurer for the year ended December 31, 1998. No other life insurance products were reinsured during 1998, 1997 or 1996. In accordance with industry practice, the reinsurance agreements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

ASSUMED. In the past, the Company has utilized coinsurance agreements to assume premiums and increase revenues. NFL and FLICA were party to such arrangements prior to NFL's acquisition of FHC. In 1996, prior to this acquisition, $4 million in premiums were assumed by NFL. Subsequent to the acquisition, those coinsurance arrangements were canceled.

COMPETITION

The accident and health insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, favorable ratings from A.M. Best Company, Inc. ("A.M. Best") and larger staffs than the Company. The Company competes with other insurers to attract and retain the allegiance of its agents that, at this time, are responsible for a significant portion of the Company's revenues. Competitive factors applicable to the Company's business include product mix, policy benefits, service to policyholders and premium rates. The Insurance Subsidiaries are not currently rated with A.M. Best. The Company believes that its lack of an A.M. Best rating is not a significant factor affecting its ability to sell its products in the markets that it serves.

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

The Company's Specified Disease products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray nonmedical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with those insurers providing major medical insurance. However, expansion of coverage by other insurers could adversely affect the Company's business, financial condition or results of operations. Medicare Supplement products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. To the extent that future government programs reduce participation by private entities in such government programs, the Company's business, financial condition or results of operations could be adversely affected.

The Company competes directly with other insurers offering similar products and believes that its current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company's ability to remain competitive.

In addition to product and service competition, there is also very strong competition within the accident and health insurance market for qualified, effective agents. The recruitment and retention of such agents is important to the success and growth of the Company's business. Management believes that the Company is competitive with respect to the recruitment and training of agents. However, there can be no assurance that the Company will be able to continue to recruit or retain qualified, effective agents. The inability of the Company to adequately recruit and retain agents could have a material adverse effect upon the Company's business, financial condition or results of operations.

Managed health care organizations also operate in a highly competitive environment and in an industry that is currently subject to significant changes from business consolidations, legislative reform, aggressive marketing practices and market pressures. The Company's ability to increase its fee and service income by expanding its marketing of managed care and senior products underwritten primarily by unaffiliated HMOs and other managed care organizations may be adversely affected by the changes within this industry.

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

The Insurance Subsidiaries' health insurance products are subject to rate regulation by state insurance departments, which generally require the maintenance of certain minimum loss ratios. The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Most states in which the Company writes health insurance products have adopted the loss ratios recommended by the NAIC. The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Company or (ii) any change in the manner in which these minimums are computed or enforced in the future. The Company has not been informed by any state that it does not meet mandated minimum ratios, and the Company believes that it is in compliance with all such minimum ratios. In the event the Company is not in compliance with minimum statutory loss ratios mandated by regulatory authorities, the Company may be required to reduce or refund premiums, which could have a material adverse effect on the Company's business, financial condition or results of operations. Similarly, the Company's ability to increase its premium rates in response to adverse loss ratios is subject to regulatory approval. Failure to obtain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. It is not known whether the insurance departments of the state of domicile of the Company's Insurance Subsidiaries will adopt the Codification or whether those insurance departments will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries since 1997, material transactions are subject to the approval by the department of insurance in each domiciliary state. In December 1997, NFIC, in response to these losses as well as the projected inability to meet RBC requirements, took appropriate steps to voluntarily cease the sale and underwriting of new business. In the second quarter of 1998, AICT significantly reduced the level of sales and underwriting of new business. NFIC and AICT have also entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the TDI. The Company has no current plans to underwrite new products in NFIC.

The Insurance Subsidiaries are subject to periodic examinations by state regulatory authorities as part of their routine regulatory oversight process. Mississippi is currently finalizing an examination of FLICA. In addition, Missouri is in the process of finalizing a market conduct examination of the Insurance Subsidiaries. Management does not expect the issuance of either examination report to have a material effect on the financial condition of the Company.

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

Generally, before the Company is permitted to market an insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state's insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Company's policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company's operations. For example, certain states in which the Company does business have adopted NAIC model statutes and regulations relating to market conduct practices of insurance companies. Any limitations or other restrictions imposed on the Company's market conduct practices by the regulators of a state that has adopted the model statutes and regulations may also be imposed by the regulators in other states which have adopted such statutes and regulations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company's business, financial condition or results of operations.

Four states, Connecticut, Massachusetts, New Jersey and New York, have adopted statutes or insurance department regulations that either prohibit sales of policies that offer only "specified or dread disease" coverage (such as that provided by certain of the Company's Specified Disease products) or require that such coverage be offered in conjunction with other forms of health insurance. The Company has never written insurance in those states and does not currently intend to enter those markets. The Company has no knowledge of legislative initiatives that would limit or prohibit the sale of "specified or dread disease" policies in other states in which the Company operates.

The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $23,000 during the year ended December 31, 1998.

Traditionally, the U.S. Government has not directly regulated the insurance business. However, the adoption of HIPAA, as well as other proposed federal initiatives, impacts the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance industry include controls on the cost of medical care, medical entitlement programs (e.g., Medicare), guaranteed renewability and portability of certain coverage, and minimum solvency requirements for insurers.

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

In 1996, Congress enacted HIPAA, also commonly referred to as the Kennedy-Kassenbaum Bill. HIPAA provisions are applicable to both insured and self-funded employer group coverages and include minimum standards for pre-existing condition exclusions, waiver of pre-existing condition exclusions for individuals meeting minimum prior coverage requirements and prohibition of health related exclusions of individuals from employer group coverage. HIPAA also provides guaranteed acceptance of small employers with 2 to 50 employees for insured coverage. In other respects, HIPAA's group and small group provisions are largely in line with state small group reform laws already enacted by the large majority of states. In the individual market, HIPAA requires guaranteed acceptance for eligible individuals moving out of group plans who have at least 18 months of prior coverage. However, most states have or are expected to amend their laws to alleviate any inconsistencies with the federal minimum standards. States which have not already enacted all of the HIPAA group and small group standards may enact state reforms consistent with HIPAA. The final outcome of state amendments or new legislation, as well as federal regulations addressing these provisions, cannot be predicted.

The Company cannot predict what effect, if any, yet-to-be enacted health care legislation or proposals will have on the Company if and when enacted. The Company believes that the current political environment in which it operates will result in continued legislative scrutiny of health care reform and may lead to additional legislative initiatives. No assurance can be given that enactment of any federal and/or state health care reforms will not have a material effect on the Company's business, financial condition or results of operations.

HOME OFFICE OPERATIONS

The Company's operations are conducted primarily at its Fort Worth office (the "Home Office"). See ITEM 2 "Properties." The functions carried out at the Home Office include policy issue, underwriting, policyowner service, claims processing, agency service, and other administrative functions such as data processing, legal, accounting and actuarial.

The Company's policy issue and underwriting departments review policy applications. Although industry practice does not require physical examinations and tests before a Medical Expense policy is issued, the Company has adopted more stringent underwriting practices for its new Medical Expense products by requiring a para-med examination or other medical tests, depending on the age of the applicant. In addition, the Company's underwriting personnel will generally telephone an applicant for a Medical Expense product to verify the information set forth in the policy application and the policy benefits being sold and will often contact the applicant's physician in the verification process. These verification telephone calls are recorded for the protection of the applicant and the Company. Applicants for the Company's Specified Disease products must certify in writing that they meet certain health standards established by the Company before the policy will be issued.

The Company's policyowner service department and agency service department are responsible for responding to policyowner and agent requests for information or services. The claims processing department reviews benefit claims submitted by policyowners, determines the benefits payable and processes the claim payments.

EMPLOYEES

At December 31, 1998, the Company employed 388 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

On May 1, 1998, the Company moved its principal offices from 777 Main Street, Fort Worth, Texas, to 110 West Seventh Street, Fort Worth, Texas. The lease for the new facility expires in April, 2003. Westbridge Printing Services, Inc. ("WPS"), the Company's wholly owned printing subsidiary which prints all policies, forms and brochures of the Insurance Subsidiaries, maintains its facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. The Company also leases certain sales offices for its affiliated marketing agencies in Arizona and California. The Company believes that the newly leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

ITEM 3.  LEGAL PROCEEDINGS

EMERGENCE FROM CHAPTER 11 CASE

As more fully described in ITEM 1 - "Business," Westbridge's Plan was confirmed by the Bankruptcy Court on December 17, 1998 and, after the satisfaction of a number of conditions, the Plan became effective on March 24, 1999. Notwithstanding the confirmation and effectiveness of the Plan, the Bankruptcy Court continues to have jurisdiction to, among other things, resolve disputed prepetition claims against Westbridge, resolve matters related to the assumption, assumption and assignment, or rejection of executory contracts pursuant to the Plan, and to resolve other matters that may arise in connection with or relate to the Plan. Except as described below, provision was made under the Plan in respect of all prepetition liabilities of Westbridge.

Pursuant to the Plan, Westbridge's obligations in respect of certain classes of disputed prepetition claims that may ultimately be allowed by the Bankruptcy Court would be satisfied via the issuance of New Common Stock. The Company is withholding 257,106 shares of the New Common Stock in a reserve account from which the settlement of any such outstanding claims would be satisfied under the Plan. The Company is disputing outstanding claims, which in the aggregate are less than $5.0 million. While there can be no assurance that the actual amounts of such disputed claims that are ultimately allowed by the Bankruptcy Court will not exceed the estimated amounts thereof, management does not expect that any variance between such actual and estimated amounts will have a material adverse effect on the Company's financial position.

PUTATIVE CLASS ACTION COMPLAINT

On December 17, 1997, a purported class action complaint, naming Westbridge, three former directors of Westbridge, and two underwriters of the Westbridge's Convertible Notes as defendants, was filed in the United States District Court for the Northern District of Texas on behalf of persons who purchased securities of the Company during the period October 31, 1996 through October 31, 1997. The complaint alleged that Westbridge materially overstated its earnings due to the establishment of inadequate reserves for pending insurance claims.

In October 1998, a preliminary settlement agreement was reached by and among the parties to the complaint. The final settlement agreement was approved by the Bankruptcy Court on December 17, 1998 and by the District Court pursuant to a final judgment entered on January 20, 1999. The settlement did not involve an admission of liability by any party.

OTHER LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Plan and the related Disclosure Statement were transmitted to all impaired creditors and equity security holders of the Company along with ballots for the purpose of soliciting acceptances of the Plan. At a hearing to consider confirmation of the Plan, the Bankruptcy Court found that the Plan was accepted by holders of approximately 99.9%, in dollar amount, and 97.1%, in number of holders, of general unsecured claims and Convertible Notes held by creditors that timely voted to accept or reject the Plan, and that the Plan was accepted by the holders of approximately 76.9% and 97.5%, respectively, in amount of shares held by Old Preferred Stock and Old Common Stock holders that timely voted to accept or reject the Plan. The ballots contained no provision for abstentions. As a result, ballots that were not returned and invalid ballots had no effect on the outcome of the vote on the Plan. A summary of the valid ballots cast is as follows:

                                                              Ballots                   Ballots
                                                            Accepting Plan          Rejecting Plan
                                                            ------------            ------------
Holders of general unsecured claims and Convertible Notes            103                       3
Holders of Old Preferred Stock interests                               5                       2
Holders of Old Common Stock interests                                490                      26


EXECUTIVE OFFICERS OF REGISTRANT

The Company's executive officers are as follows:

                                                                              Years with
   Officer Name         Age            Position with the Company              the Company
--------------------  -------    -----------------------------------------   --------------

Patrick J. Mitchell     40       Chairman of the Board and Chief Executive          3
                                  Officer

Patrick H. O'Neill      48       Executive Vice President, General Counsel          1
                                  and Secretary


Mr. Mitchell has served as Chairman of the Board and Chief Executive Officer since September 1998. He has also been serving as President, Chief Operating Officer, Chief Financial Officer, Treasurer and Director since October 1997. Mr. Mitchell had served as Executive Vice President, Chief Financial Officer and Treasurer since May 1996 and joined the Company in August 1995 as Vice President, Chief Financial Officer and Treasurer. Mr. Mitchell is also the Chairman of the Board, Chief Executive Officer, President and Director of NFL, NFIC, AICT and FLICA. Prior to joining Westbridge, he served as Vice President, Finance for Bankers Life and Casualty Company. From 1989 to 1993, Mr. Mitchell was Assistant Vice President, Finance for Reliance Standard Life Insurance Company.

Mr. O'Neill joined the Company in September 1997 as Senior Vice President, General Counsel and Secretary. In November 1997, Mr. O'Neill was promoted to Executive Vice President. In addition, Mr. O'Neill serves as Senior Vice President, General Counsel, Secretary and Director of NFL, NFIC, AICT and FLICA. Prior to joining Westbridge and since 1990, Mr. O'Neill served as founder and President of the Law Offices of Patrick H. O'Neill, P.C. Prior to 1990, Mr. O'Neill was a partner in the Law Firm of Camp, Jones, O'Neill, Hall & Bates.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-HOLDER MATTERS

COMMON STOCK

Pursuant to the Plan, on the Effective Date (i) 6,500,000 shares of New Common Stock and 971,266 New Warrants were delivered to LaSalle National Bank, as exchange agent, for distribution as described above (see ITEM 1 "Business"), and
(ii) 23,257 shares of New Preferred Stock were delivered to the CSFB Affiliate. The New Common Stock, the New Warrants and 8,090 shares of the New Preferred Stock were issued without registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant an exemption granted under Section 1145 of the Bankruptcy Code, and the remaining 15,167 shares of New Preferred Stock were issued and sold to the CSFB Affiliate in a private placement, exempt from the registration requirement under the Securities Act in reliance upon the provisions of Regulation D promulgated thereunder. The proceeds from the sale of the New Preferred Shares pursuant to Regulation D, totaling $15.2 million, were distributed to holders of Senior Notes (other than CSFB) pursuant to the Plan. Each share of New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustments. The New Warrants are exercisable at any time prior to March 24, 2004 for an aggregate of 971,266 shares of New Common Stock at an initial exercise price of $9.04 per share, subject to customary anti-dilution adjustments.

The New Common Stock and New Warrants are expected to be quoted on the over-the-counter bulletin board ("OTC Bulletin Board") and application has been made to list the New Common Stock and New Warrants on the NASDAQ SmallCap Market. Based on the distributions made pursuant to the Plan, there were 6,500,000 shares of New Common Stock outstanding as of March 24, 1999.

Until September 16, 1998, Westbridge's Old Common Stock was traded on the New York Stock Exchange ("NYSE"). As a result of the Chapter 11 filing, Westbridge's Old Common Stock was delisted from the NYSE and trading commenced on the OTC Bulletin Board. The high and low stock price listed for Westbridge's Old Common Stock reflects the OTC Bulletin Board closing bid prices from September 25, 1998, to March 23, 1999. The bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                    HIGH                LOW
                 1999
                 First Quarter (through March 23, 1999)             0.344               0.172

                 1998
                 Fourth Quarter                                     0.438               0.016
                 Third Quarter                                      0.563               0.016
                 Second Quarter                                     0.875               0.313
                 First Quarter                                      0.938               0.438

                 1997
                 Fourth Quarter                                     4.938               0.375
                 Third Quarter                                     10.625               4.563
                 Second Quarter                                    10.125               8.875
                 First Quarter                                     12.250               9.500


DIVIDEND POLICY

The Company did not pay any cash dividends on its Old Common Stock and does not anticipate declaring or paying cash dividends on its New Common Stock in the foreseeable future.

For information concerning statutory limitations on the payment of dividends to Westbridge by the Insurance Subsidiaries and further discussion of the Company's results of operations and liquidity, see ITEM 7 "Management's Discussion and Analysis of Results of Operations and Financial Condition", ITEM 1 - "Business -Regulation", and NOTE 11 - "Statutory Capital And Surplus" to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was selected or derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and related notes.

                                                                         December 31,
                                       ---------------------------------------------------------------------------------
                                           1998             1997           1996 (1)          1995            1994 (2)
                                       -------------    --------------    ------------    ------------     -------------
                                                              (in thousands, except share data)
STATEMENT OF OPERATION DATA:
Premiums                               $    135,717     $    161,097      $   156,780     $   120,093      $    98,703
Total revenues                              166,061          188,904          175,146         130,032          106,546
Benefits and claims                          99,419          136,866           94,187          70,465           53,623
Total expenses                              188,115          298,309          162,549         121,836           97,702
Provision (benefit) for income taxes            231          (13,268)           4,410           2,813            2,764
Extraordinary loss, net of
  income tax                                      -            1,007                -             407                -
Net (loss) income                          (22,285)          (97,144)           8,261           5,324            6,425
Preferred stock dividends                       520            1,572            1,650           1,650            1,190
(Loss) income applicable to
  common stockholders                  $   (22,805)     $    (98,716)     $     6,611     $     3,674      $     5,235

EARNINGS PER SHARE:
   Basic                               $     (3.43)     $     (16.07)     $      1.11     $      0.64      $      1.21
   Diluted                             $     (3.43)     $     (16.07)     $      0.97     $      0.63      $      1.04
BOOK VALUE PER SHARE:
   Basic                               $     (8.82)     $      (7.33)     $      7.93     $      7.14      $      5.95
   Diluted (3)                         $     (8.82)     $      (7.33)     $      8.07     $      7.50      $      6.90

WEIGHTED AVERAGE
  SHARES OUTSTANDING:
   Basic                                  6,640,000        6,143,000        5,978,000       5,698,000        4,335,000
   Diluted                                6,640,000        6,143,000        8,477,000       5,829,000        6,185,000

BALANCE SHEET DATA:
Total cash and invested assets         $    131,708     $    148,442      $   103,218     $   111,516      $   108,838
Total assets                                169,741          202,856          220,716         200,999          187,581
Policy liabilities                           97,987          107,595           93,390          85,683          104,280
Notes payable                                95,715          102,547           40,560          35,071           24,665
Total liabilities                           219,886          229,274          152,813         138,194          141,226
Redeemable preferred stock (4)               11,935           19,000           20,000          20,000           20,000
Stockholders' (deficit) equity             (62,080)          (45,418)          47,903          42,805           26,355



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

(4) At December 31, 1998 consists of 11,935 shares of Westbridge's Old Preferred Stock, which were convertible, at the option of the holders thereof, into an aggregate of 1,419,144 shares of Old Common Stock at a conversion price of $8.41 per share of Old Common Stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

KEY EVENTS LEADING TO THE COMMENCEMENT OF THE CHAPTER 11 CASE IN SEPTEMBER 1998

INCREASED CLAIM LOSS RATIOS

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced an increase in claim loss ratios on various Medical Expense and Medicare Supplement products. Two independent reviews of the Company's claim reserves were performed as of September 30, 1997 on the Company's old lines of insurance business. Additionally, an independent benefit analysis of claims was completed, which indicated that significant rate increases would be required to offset the adverse claims experience. During the months prior to the commencement of the Chapter 11 Case in September 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products.

DETERMINATION OF PREMIUM DEFICIENCY

Also during 1997, policy persistency declined in connection with the implementation of certain rate increases together with intensified competitor solicitation of the Company's policyholders. These events, including increased claim loss ratios, affected the future profit margins available to absorb amortization of Deferred Policy Acquisition Costs ("DPAC"). As a result of these adverse changes, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter of 1997. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency existed for certain old lines of business as of December 31, 1997.

A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. GAAP requires the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. Accordingly, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million and incurred a significant loss for the year ended December 31, 1997. This adjustment had no impact on the Company's cash position at December 31, 1997 nor did it affect the statutory capital and surplus of the Insurance Subsidiaries.

The Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on such old Medical Expense and Medicare Supplement products in the months prior to the commencement of the Chapter 11 Case in September 1998, although the loss ratios for the third quarter of 1998 reflected an improvement over the first and second quarters of 1998. As a result of these factors, the Company undertook a further revaluation of the recoverability of DPAC in the third quarter of 1998. Based on the results of this review, the Company determined that an additional premium deficiency existed and recorded a non-cash charge to expense of approximately $5.0 million for the quarter and nine months ended September 30, 1998. This adjustment had no impact on the Company's cash position or on the statutory capital and surplus of the Insurance Subsidiaries as of September 30, 1998.

FILING OF CHAPTER 11 CASE

The increase in claim loss ratios resulted in significant cash contributions by Westbridge to its Insurance Subsidiaries beginning in the third quarter of 1997, which threatened the Company's ability to meet its interest and dividend payments. In November 1997, the Company suspended its payment of interest and dividends. On September 16, 1998, Westbridge filed the Chapter 11 Case in the Bankruptcy Court for the District of Delaware, along with the Disclosure Statement and the Plan which culminated months of negotiations between Westbridge and an ad hoc committee of holders of its Senior Notes and its Convertible Notes. The Disclosure Statement and the Plan were amended on October 28, 1998 and the Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective on March 24, 1999. Under the Plan, among other things, the Senior Notes, the Convertible Notes, the Old Preferred Stock, the Old Common Stock and all outstanding options and warrants were canceled, certain prepetition claims were discharged and new equity interests were issued. (See ITEM 1 - "Business")

STRATEGIC INITIATIVES

As a result of the Company's poor financial performance in 1997, current management has completed or is working toward completing the following strategic initiatives designed to restore profitability:

      CHANGE IN MANAGEMENT STRUCTURE AND CORPORATE OVERHEAD EXPENSE REDUCTIONS:
     In the fourth quarter of 1997, the Company announced the termination of approximately 25 senior officers, managers and other employees in order to create a new management framework focused on correcting the problems of the past and restoring the Company to profitability. In addition, the Company initiated other efforts to reduce corporate overhead expenses by completing the relocation of its corporate headquarters in May 1998. The changes effected in the fourth quarter of 1997 and the relocation of corporate headquarters will result in considerable annual savings to the Company.

     In addition, Westbridge Management Corp., an indirect wholly owned subsidiary, and the Insurance Subsidiaries entered into an Administrative Service and Management Agreement dated as of March 1, 1998, in an effort to avoid duplication of costs, to increase efficiency, and to otherwise reduce common expenses in equipment, office space, personnel, data processing and information system services, as well as to provide other centralized management and administrative services for the Insurance Subsidiaries.

      PRODUCT REVISION AND NEW PRODUCT DEVELOPMENT: The Company introduced a new Medical Expense product during the first quarter of 1998. Accordingly, management has focused on providing a reasonable level of policy benefits in relation to premiums and on reducing first-year commission rates on all of its Medical Expense products in order to enhance overall profitability of the business.

      REVISED MARKETING STRUCTURE: In addition to commission reductions, the marketing structure was completely revised to consolidate fragmented agency operations into a single, career agency force. The Company believes that this restructuring has resulted in better deployment of marketing resources and stronger controls over the Company's distribution channel.

      IMPLEMENTATION OF RATE INCREASES AND PRODUCT CANCELLATIONS: As indicated above, due to the adverse loss ratio development in the Company's old Medical Expense and Medicare Supplement lines of business, the Company has requested rate increases on those lines of business in order to mitigate the effect of such claims experience. In addition, consistent with federal and state law, the Company is pursuing the cancellation of certain blocks of policy forms that have irreversible excessive loss ratios.

      POLICYHOLDER CONSERVATION: The Company has also implemented a detailed policyholder conservation program designed to mitigate the possible impact of adverse selection. As indicated above, the Company suffered declining persistency resulting from increased competitor solicitation of its policyholders, as well as from the implementation of rate increases. The Company is working on several fronts to retain a loyal and profitable base of satisfied policyholders.

      REPLACEMENT OF CLAIMS AND POLICYHOLDER ADMINISTRATION DATA PROCESSING
     SYSTEMS: The Company is working toward a replacement of its claims and policyholder administration data processing systems during 1999. Not only will this data processing system replacement ensure that the Company is Year 2000 compliant, but resulting system efficiencies will allow the Company to further reduce and control its overhead expense levels.

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The Company's primary expenses include benefits and claims in connection with its insurance products, amortization of DPAC, commissions paid on policy renewals, general and administrative expenses associated with policy and claims administration, taxes, licenses and fees and interest on its indebtedness under the Credit Agreement. Prior to the filing of the Chapter 11 Case, Westbridge was obligated to pay interest on its Senior Notes and Convertible Notes, and dividends on its Old Preferred Stock if, and when, declared by the Board of Directors.

As of the Effective Date, the Company is obligated to pay dividends on its New Preferred Stock, when, as and if declared by the Board of Directors. Dividends on the New Preferred Stock accrue at an annual rate of $102.50 per share and are payable annually. The Company may pay dividends on the New Preferred in cash or in additional shares of New Preferred Stock having an aggregate liquidation preference equal to the amount of dividends being declared and paid. The Company expects to pay such dividends by issuing additional shares of New Preferred Stock for the foreseeable future.

Fee and service income is generated from (i) commissions received by the Company for sales of managed care and senior products underwritten primarily by unaffiliated managed care organizations, (ii) telemarketing services, and (iii) printing services.

Benefits and claims are comprised of (i) claims paid, (ii) changes in claim reserves for claims incurred (whether or not reported), and (iii) changes in policy benefit reserves based on actuarial assumptions of future benefit obligations not yet incurred on policies in force.

Under GAAP, a DPAC asset is established to properly match the costs of writing new business against the expected future revenues or gross profits from the policies. The costs, which are capitalized and amortized, consist of first-year commissions in excess of renewal commissions and certain home office expenses related to selling, policy issue, and underwriting. The DPAC for accident and health policies is amortized over future premium revenues of the business to which the costs are related. The rate of amortization depends on the expected pattern of future premium revenues for the block of policies. The scheduled amortization for a block of policies is established when the policies are issued. However, the actual amortization of DPAC will reflect the actual persistency and profitability of the business. For example, if actual policy terminations are higher than expected or if future losses are anticipated, DPAC could be amortized more rapidly than originally scheduled or written-off, which would reduce earnings in the applicable period. See "Key Events - Determination of Premium Deficiency". Also included in DPAC is the cost of insurance purchased relating to acquired blocks of business.

ACQUISITIONS. Since 1992, the Company has from time to time acquired seasoned blocks of business to supplement its revenue. These acquisitions included blocks of insurance policies from American Integrity Insurance Company ("AII"), Life and Health Insurance Company of America ("LHI"), Dixie National Life Insurance Company ("DNL"), NFIC, AICT and FLICA.

PREMIUMS. The following table shows the premiums, in thousands, received by the Company as a result of direct sales and acquisitions. Certain reclassifications have been made to 1997 and 1996 amounts in order to conform to 1998 presentation.

                                                       Premiums (1)
                                              ------------------------------
                                                  Year Ended December 31,
                                              ------------------------------
                                                1998       1997       1996
                                              --------   --------   --------

Company-issued policies:
     First-year premiums                      $ 18,847   $ 37,104   $ 59,937
     Renewal premiums                           77,230     78,261     44,607
                                              --------   --------   --------
       Total company-issued policy premiums     96,077    115,365    104,544
                                              --------   --------   --------

Acquired policies:
     AII                                         6,127      7,179      8,364
     LHI                                         1,345      1,533      1,820
     DNL                                         2,619      2,827      2,974
     NFIC and AICT                              18,607     20,757     24,508
     FLICA                                      10,011     12,605     14,560
     Other                                         931        831         10
                                              --------   --------   --------
       Total acquired policy premiums           39,640     45,732     52,236
                                              --------   --------   --------
         Total Premiums                       $135,717   $161,097   $156,780
                                              ========   ========   ========


(1) For a breakdown of premiums by product line, see ITEM 1 - "Business-Product Lines."


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

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

PREMIUMS. Premiums decreased $25.4 million, or 15.8%, from $161.1 million to $135.7 million as a result of declining persistency of in force policies and a reduction in the Company's marketing results. This decrease resulted from a decrease in first-year premiums from Company-issued policies of $18.2 million, or 49.1%, a decrease in renewal premiums from Company-issued policies of $1.1 million, or 1.4%, a decrease in first-year premiums from acquired policies of $0.5 million, or 61.0%, and a decrease in renewal premiums from acquired policies of $5.6 million, or 12.4%.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease in Medical Expense premiums of $11.1 million, or 41.2%, a decrease in Medicare Supplement premiums of $7.3 million, or 83.4%, and a decrease in other premiums of $0.1 million, or 75.5%, and was offset by an increase in Specified Disease premiums of $0.3 million, or 30.4%.

The decrease in renewal premiums from Company-issued policies was attributable to a decrease in Medicare Supplement premiums of $4.1 million, or 15.1%, and was offset by an increase in Medical Expense premiums of $1.2 million, or 3.1%, and an increase in Specified Disease premiums of $1.8 million, or 14.8%.

The decrease in first-year premiums from acquired policies was primarily attributable to a decrease of $0.5 million, or 61.0%, from the policies acquired from FLICA.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $2.2 million, or 10.5%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $1.9 million, or 16.2%, from the policies acquired from FLICA, and a decrease of $1.5 million, or 12.0%, from the policies acquired from AII and other acquisitions.

NET INVESTMENT INCOME. Net investment income increased $1.0 million, or 9.1%, from $11.0 million to $12.0 million for the year ended December 31, 1998, related to agents' debit balances.

FEE AND SERVICE INCOME. Fee and service income decreased $0.5 million, or 3.2%, from $16.7 million to $16.2 million for the year ended December 31, 1998. The Company's sales of unaffiliated managed care and senior products were lower in 1998 than 1997.

BENEFITS AND CLAIMS. During the year ended December 31, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with more stringent underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses
(i) until such time as the necessary rate increases can be fully implemented and realized, and (ii) until sales of new products reach targeted production levels. There can be no assurance that the full extent of such rate increase requests will be approved, that the impact of these rate increases will result in profitability on such old lines, or that targeted production levels will be reached and sustained.

Benefits and claims expense decreased $37.5 million, or 27.4%, from $136.9 million to $99.4 million. This decrease was attributable to the decline in premium revenue during 1998 and to the significant strengthening of claim reserves during the second and third quarters of 1997 as a result of substantial increases in claim loss ratios on certain Medical Expense and Medicare Supplement products.

AMORTIZATION OF DPAC. The Company recognized a $5.0 million non-cash charge to write off unrecoverable DPAC during the third quarter of 1998 and recognized a $65.0 million non-cash charge to write off unrecoverable DPAC during the fourth quarter of 1997. See "Key Events - Determination of Premium Deficiency."

As a result, the Company is currently recording commission expense on such old lines of business that would ordinarily be deferred and amortized as a component of DPAC. For comparative purposes, current period DPAC amortization is lower than prior periods and commission expense is higher than prior periods.

Amortization of DPAC decreased $26.5 million, or 85.9%, from $30.9 million to $4.4 million. This variance was attributable to decreases of $18.0 million, $7.9 million, $0.2 million, and $0.4 million, from Company-issued Medical Expense products, Medicare Supplement products, Specified Disease products and acquired policies, respectively.

COMMISSIONS. Commissions increased $13.3 million, or 80.1%, from $16.7 million to $30.0 million. This variance was attributable to a decrease in the commissions that would ordinarily be deferred and amortized as a component of DPAC and an increase in the amounts that are being expensed as commissions on a current basis. The increase was attributable to an increase in commissions of $13.2 million on Company-issued policies and $0.9 million, or 8.6%, on sales of unaffiliated insurance products, and was offset by a decrease in commissions on sales of acquired policies of $0.8 million, or 16.0%. GENERAL AND ADMINISTRATIVE EXPENSES. For the year ending December 31, 1998, general and administrative expenses decreased $3.3 million, or 10.5%, from $31.4 million to $28.1 million. These decreases were primarily attributable to corporate overhead reduction initiatives that were implemented beginning in the fourth quarter of 1997.

RECOGNITION OF PREMIUM DEFICIENCY. During the third quarter of 1998, the Company recorded a non-cash charge to expense of approximately $5.0 million compared to a $65.0 million premium deficiency charge recognized in the fourth quarter of 1997. This adjustment has no impact on the Company's cash position and does not impact the statutory capital and surplus of the Insurance Subsidiaries. See "KEY EVENTS - Determination of Premium Deficiency".

REORGANIZATION EXPENSE. The Company was responsible for paying the fees of certain professional advisors in connection with the Chapter 11 Case. During the year ended December 31, 1998, the Company incurred approximately $9.2 million in expense related to these efforts. During the year ended December 31, 1997, the Company incurred approximately $4.4 million in reorganization expense related to the fees of certain professional advisors and to an internal reorganization of management.

TAXES, LICENSES AND FEES. Taxes, licenses and fees decreased $0.8 million, or 13.3%, from $6.0 million to $5.2 million for the year ended December 31, 1998. These decreases are attributable to the declining premium base for which premium taxes are levied.

INTEREST EXPENSE. Interest expense decreased $0.3 million, or 4.2%, from $7.1 million to $6.8 million for the year ended December 31, 1998. Commensurate with the filing of the Chapter 11 Case, interest on the Company's Convertible Notes ceased to accumulate. Accordingly, pre-petition non-cash accrued interest totaled approximately $7.3 million on such Convertible Notes as of December 31, 1998.

Under the terms of the Plan, interest on the Company's Senior Notes continued to accrue post-petition at the rate of 11% per annum through the Effective Date. Accordingly, pre-petition non-cash accrued interest totaled approximately $2.1 million and post-petition non-cash accrued interest totaled approximately $0.6 million on such Senior Notes for the year ended December 31, 1998.

During 1997, interest expense was computed from the date of the issuance of the Company's Convertible Notes in the second quarter of 1997.

PROVISION FOR INCOME TAXES. The change in the provision for income taxes during 1998 is directly attributable to the net loss recorded by the Company for the year ended December 31, 1998. As a result, net operating loss carryforwards ("NOLs") were generated that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. Accordingly, the Company has recorded a valuation allowance that significantly reduces its benefit from income taxes for the current year from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for the year ended December 31, 1998. See NOTE 10 - "Income Taxes" to the Company's Consolidated Financial Statements.

EXTRAORDINARY ITEM. During the second quarter ended June 30, 1997, the Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes. This extraordinary charge was related to the termination and recapture of a block of reinsured policies and the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility.

PREFERRED STOCK DIVIDENDS. Commensurate with the filing of the Chapter 11 Case, dividends on the Company's Old Preferred Stock ceased to accumulate. Accordingly, the Company recorded approximately $1.3 million of pre-petition non-cash accrued dividends on such Old Preferred Stock for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

PREMIUMS. Premiums increased $4.3 million, or 2.7%, from $156.8 million to $161.1 million. This increase resulted from an increase in renewal premiums from Company-issued policies of $33.7 million, or 75.5%, and was offset by a decrease in renewal premiums from acquired policies of $5.4 million, or 10.7%, a decrease in first-year premiums from Company-issued policies of $22.8 million, or 38.0% and a decrease in first-year premiums from acquired policies of $1.2 million, or 61.4%.

The increase in renewal premiums from Company-issued policies was attributable to an increase of $20.8 million, or 118.9% in Medical Expense premiums, an increase of $13.0 million, or 91.9% in Medicare Supplement premiums, an increase in other premiums of $0.2 million, or 50.0%, and was offset by a decrease of $0.3 million, or 2.1%, in Specified Disease premiums.

The decrease in renewal premiums from acquired policies was attributable to a decrease of $3.7 million, or 15.2%, from the policies acquired in the NFIC and AICT acquisition, a decrease of $0.7 million, or 5.3%, from the policies acquired from AII, LHI and DNL, and a decrease of $1.0 million, or 7.9%, from the policies acquired in the FLICA acquisition.

The decrease in first-year premiums from Company-issued policies was attributable to a decrease of $13.4 million, or 33.1% in Medical Expense premiums, a decrease of $9.2 million, or 51.1% in Medicare Supplement premiums, and a decrease of $0.2 million, or 50.0%, in other premiums.

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

FEE AND SERVICE INCOME. Fee and service income increased $7.2 million, or 75.8%, from $9.5 million to $16.7 million. The increase was primarily due to an increase of $6.4 million, or 81%, relating to commissions on managed care product sales earned by the Company's agency operations and an increase of $0.8 million, or 47.1%, in other fees.

BENEFITS AND CLAIMS. Benefits and claims expense increased $42.7 million, or 45.3%, from $94.2 million to $136.9 million. This increase was attributable to an increase in benefits and claims expense from Company-issued and acquired policies of $39.2 million and $3.5 million, or 65.7% and 10.1%, respectively.

The increase in benefits and claims expense from Company-issued policies was primarily attributable to an increase of $31.1 million, or 115.2%, from Medical Expense products, an increase of $6.4 million, or 25.3%, from Medicare Supplement products, an increase of $2.2 million, or 36.7%, from Specified Disease products, and was offset by a decrease of $0.5 million, or 35.7% from other products.

The increase in benefits and claims expense from acquired policies was primarily attributable to an increase of $2.9 million, or 72.5%, from the policies acquired in the FLICA acquisition, an increase of $0.3 million, or 1.4%, from the policies acquired in the NFIC and AICT acquisition, and an increase of $0.3 million, or 3.1% from the policies acquired from AII, LHI and DNL.

During the second and third quarters of 1997, the Company's Insurance Subsidiaries experienced a substantial increase in claim loss ratios on certain Medical Expense and Medicare Supplement products. Independent reviews of the Company's claim reserves were performed as of September 30, 1997. Additionally, an independent benefit analysis of claims was completed which indicated that significant rate increases would be required to offset the current adverse claims experience. However, until such time as the necessary rate increases and benefit modifications can be fully implemented, the Company expects that it will continue to incur operating losses. There can be no assurance that the full extent of such rate increase requests will be approved.

AMORTIZATION OF DPAC. Amortization of DPAC increased $8.0 million, or 34.9%, from $22.9 million to $30.9 million. This increase was attributable to an increase in amortization of DPAC from Company-issued policies of $10.9 million, or 63.7%, and was offset by a decrease of $2.9 million, or 50.0%, from acquired policies.

The increase in amortization of DPAC from Company-issued policies was primarily attributable to an increase of $7.6 million and $3.9 million, or 71.0% and 97.5%, from Medical Expense and Medicare Supplement products, respectively, and was offset by a decrease of $0.5 million, or 23.8% from Specified Disease products and a decrease of $0.1 million from other products.

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

REORGANIZATION EXPENSE. As more fully described in "Key Events", in response to the losses sustained by the Company in the second and third quarters of 1997, the Company hired a financial advisor to explore its strategic alternatives. The Company was responsible for paying the fees of its financial advisor and legal counsel and agreed to pay the fees of the financial advisors and legal counsel for an ad hoc creditors' committee in connection with the efforts to formulate and evaluate transactional alternatives. During 1997, the Company incurred approximately $1.4 million in expenses during the fourth quarter of 1997 related to these efforts. In addition, the Company incurred approximately $3.0 million during the second quarter of 1997 in connection with a non-recurring internal reorganization.

RECOGNITION OF PREMIUM DEFICIENCY. As more fully described in "Key Events," in response to the significant increases in loss ratios on the Company's Medical Expense and Medicare Supplement products and the decline in policy persistency, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain lines of business existed as of December 31, 1997. In this connection, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million. This adjustment had no impact on the Company's cash position at December 31, 1997 and did not impact the statutory capital and surplus of the Insurance Subsidiaries.

TAXES, LICENSES AND FEES. Taxes, licenses and fees remained relatively unchanged from the prior year at $6.0 million as increases in premium taxes due to higher premium levels in 1997 were offset by decreases in state levied fees and special assessments during the same period.

INTEREST EXPENSE. Interest expense increased $2.6 million, or 57.8%, from $4.5 million to $7.1 million. This increase is attributable to the accrued interest expense related to the issuance of $70.0 million of the Company's Convertible Notes.

(BENEFIT FROM) PROVISION FOR INCOME TAXES. During 1996, the provision for income taxes was calculated by applying the 35% statutory federal tax rate to the Company's pre-tax income for the year ended December 31, 1996. The change in the (benefit from) provision for income taxes during 1997 is directly attributable to the net loss recorded by the Company for the year ended December 31, 1997. This net loss generated a significant amount of net operating loss carryforwards ("NOLs") that will be available for offset against taxable income generated in future reporting periods. The Company has determined that it is more likely than not that it will be unable to utilize all of these NOLs prior to the related expiration dates. In this connection, the Company recorded a valuation allowance that significantly reduced its benefit from income taxes from the amount that would have been derived by applying the 35% statutory federal tax rate to the Company's pre-tax loss for the year ended December 31, 1997. See NOTE 10 - "Income Taxes" to the Company's Consolidated Financial Statements.

EXTRAORDINARY ITEM. The Company recognized an extraordinary loss on the early extinguishment of debt in the amount of $1.0 million, net of taxes, for the year ended December 31, 1997. This extraordinary charge is comprised of (i) $0.4 million, net of taxes, related to the termination and recapture of a block of reinsured policies and (ii) $0.6 million, net of taxes, related to the recognition of unamortized financing fees associated with the repayment and refinancing of the Company's revolving credit facility with Fleet National Bank.

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

THE COMPANY

The Company's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, the Company's sources of funds are comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance company subsidiaries, and tax payments under a tax sharing agreement among the Company and its subsidiaries. In addition, for the year ended December 31, 1998, Westbridge made capital contributions totaling approximately $5.7 million to its Insurance Subsidiaries. As of December 31, 1998, Westbridge had approximately $10.3 million in unrestricted cash and invested assets.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1999, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner, as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus excluding any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends during 1999 without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1999 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1998.

Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and 1998, the Company does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

INSURANCE SUBSIDIARIES

The primary sources of cash for the Insurance Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by capital contributions from the Company and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

During the year ended December 31, 1998, the Insurance Subsidiaries continued to experience adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The Insurance Subsidiaries have developed new insurance products with more stringent underwriting procedures and lower agent commissions. In addition, the Insurance Subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The Insurance Subsidiaries have also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the Insurance Subsidiaries will continue to incur operating losses on these old lines of business (i) until such time as the necessary rate increases can be fully implemented and realized, and (ii) until sales of new products reach targeted production levels. There can be no assurance that the full extent of such rate increase requests will be approved, that the impact of these rate increases will result in profitability on such old lines, or that targeted production levels will be reached and sustained.

For the year ended December 31, 1998, the Insurance Subsidiaries received capital contributions totaling approximately $5.7 million from Westbridge. To the extent that the Insurance Subsidiaries experience further statutory operating losses, additional capital may be required.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

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

CONSOLIDATED

The Company's consolidated net cash used for operations totaled $8.0 million, $20.0 million and $10.8 million for the years ended December 31, 1998, 1997 and 1996, respectively. The variance in the amount of net cash used for operations between 1998 and 1997 was primarily the result of (a) amounts remitted to reinsurers during 1997 terminating certain reinsurance arrangements, and (b) the reduction in the Company's marketing results for its underwritten products, which resulted in a decrease in net cash used for operations related to the funding of agents' debit balances. The variance in the amount of net cash used for operations between 1997 and 1996 was primarily the result of (a) increases in the claim loss ratios of the Company's Medical Expense and Medicare Supplement products, and (b) increases in amounts remitted to reinsurers under certain reinsurance arrangements.

Net cash provided by (used for) investing activities for the years ended December 31, 1998, 1997 and 1996 totaled $13.3 million, $(40.4) million and $6.3 million, respectively. Net cash provided by investing activities between 1998 and 1997 was primarily used to fund the Company's operating and financing activities for the same period. Further, the significant cash outflow to acquire investments in 1997 was related to the investment of the net proceeds from the issuance of Westbridge's Convertible Notes. Cash inflows for 1996 were utilized to fund operating cash requirements and were also attributable to the liquidation of investments to support the increase in new business production, which occurred during the first two quarters of 1996.

Net cash (used for) provided by financing activities totaled $(6.0) million, $60.4 million and $3.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. Cash flows for financing activities for the year ended December 31, 1998 were related to the net borrowings and repayments associated with the Company's Receivables Financing program (defined below). The Company's net financing cash outflows declined as a result of the reduction in the Company's marketing results for its underwritten products, which in turn resulted in a decrease in cash flows used to finance agents' debit balances. Cash flows provided by financing activities for the year ended December 31, 1997, included approximately $70.0 million in cash inflows resulting from the issuance of Westbridge's Convertible Notes that was offset, in part, by cash payments of $7.0 million to retire a note payable associated with a recaptured reinsurance agreement, $1.0 million to retire a note with a related party, and $0.1 million in net borrowings and repayments associated with the Company's Receivables Financing program. For 1996, cash was provided by borrowings under the Receivables Financing program with Fleet National Bank.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the years ended December 31, 1998, 1997 and 1996, the Company has recorded a net provision for uncollectible commission advances totaling $0.6 million, $2.8 million and $0.5 million, respectively.

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly owned subsidiary of Westbridge. On June 6, 1997, WFC entered into a Credit Agreement (the "Credit Agreement") with LaSalle National Bank ("LaSalle"). This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. In connection with this commission advancing program, at December 31, 1998, the Company's receivables from subagents totaled approximately $9.0 million and approximately $6.2 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable.

The Company has guaranteed WFC's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty. The Company's obligations under the Guaranty Agreement continue following confirmation of the Plan. As of the Effective Date, there were no events of default under the Credit or Guaranty Agreements. See NOTE 6 to the Company's Consolidated Financial Statements.

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

The Company's overall Year 2000 remediation effort has focused on preparing the computer systems, infrastructure and facilities for the Year 2000. The following phases encompass the Year 2000 plan: (i) assessment of all internal and external business critical systems, including I/T and non-I/T systems, (ii) remediation or upgrading of business critical systems, (iii) testing of remediated and updated systems, (iv) implementation of remediated and updated systems, and (v) contingency planning.

The Company has engaged certain outside vendors and dedicated certain employees on a full time basis to help in the full array of its Year 2000 efforts. This includes system assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and testing resources.

Under the Company's enterprise-wide remediation program, the most effective I/T systems solution was to purchase a new, more modern, Year 2000 compliant policyholder and claim administration system. This replacement effort is well underway and targeted for implementation in the third quarter of 1999.

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

The most reasonably likely worst case Year 2000 scenario would be that certain functions within the Company's existing I/T systems would incorrectly process policy information such as policy paid-to-dates, premium billings, commissions and claims. This scenario could have a material, adverse impact on the Company's ability to conduct its business.

The Company expects to incur approximately $4.0 to $5.0 million in charges related to computer hardware and software, infrastructure, and facilities enhancements necessary to prepare for the Year 2000, of which a portion may be capitalized. For the year ending December 31, 1998, the Company incurred approximately $0.6 million in expenses related to systems planning and consulting efforts associated with the development of the Company's Year 2000 remediation plans. The majority of the Company's Year 2000 costs relate to computer hardware and software purchases and consulting fees, which will occur primarily in the first and second quarters of 1999.

The Company expects its Year 2000 program to be completed in a timely manner; however, the Year 2000 computer problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such potential, unforeseen problems in the Company's and/or third parties' computer systems could have a material, adverse impact on the Company's ability to conduct its business.

FORWARD-LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The preceding statements and certain other statements contained in ITEM 1 - "Business," ITEM 7 - "Management's Discussion and Analysis of Results of Operation and Financial Condition," and Notes to the Consolidated Financial Statements are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to, the effect of economic and market conditions, further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses, actions that may be taken by insurance regulatory authorities, adverse developments in the timing or results of the Company's current strategic business plan, the difficulty in controlling health care costs and integrating new operations, the ability of the Company to realize anticipated general and administrative expense savings and overhead reductions presently contemplated, the ability of the Company to return the Company's operations to profitability, the level and nature of any restructuring charges, and the possible negative effects of prospective health care reform. Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 8-K during 1999 and 1998 and Form 10-Q for the quarters ended September 30, 1998, June 30, 1998 and March 31, 1998. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary objectives in managing its cash flows and investments are to maximize investment income and yield while preserving capital and minimizing credit risks. To attain these objectives, investment policies and strategies are developed using expected underwriting results, forecasted federal tax positions, regulatory requirements, forecasted economic conditions including expected fluctuations in interest rates and general market risks.

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company's investment portfolio that consists largely (93.5%) of fixed income securities. The Company's investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company evaluates the potential changes in interest rates and market prices within the context of asset and liability management. Asset and liability management involves forecasting the payout pattern of the Company's liabilities, consisting primarily of accident and health claim reserves, to determine duration and then matching the duration of the liabilities to fixed income investments with a similar duration. Through asset and liability management, the Company believes that interest rate risk is mitigated.

The table below provides cash flow information about the Company's fixed maturity investments at December 31, 1998. The table presents cash flows of principal amounts and related weighted average interest rates by expected maturity dates. The cash flows are based on the earlier of the call date or the maturity date or, for mortgage-backed securities, expected principal payment patterns. Actual cash flows could differ from the expected amounts.

As of December 31, 1998, all of the Company's securities were classified as available-for-sale securities.

                                                          PROJECTED PRINCIPAL CASH FLOWS
                                                                  (IN THOUSANDS)
                            --------------------------------------------------------------------------------------------
                                                                                                                Fair
                                                                                                               Market
                                                                                                               Value
                              1999     2000      2001       2002       2003      Thereafter     Total         12/31/98
                            --------- -------- ---------- ---------- ---------- ------------- -----------    -----------
U.S. Treasury Securities    $    375  $   725  $   1,645  $   3,025  $     715  $     3,290   $    9,775     $   10,776
  Average Interest Rate        6.38%    6.96%      7.65%      6.80%      6.64%        7.82%

Mortgage-Backed Securities     1,774    1,345      1,024        762        563        2,336        7,804          8,109
  Average Interest Rate        7.82%    7.77%      7.71%      7.68%      7.64%        8.20%

Callable Securities            2,140      653      1,049      1,393      1,033        3,360        9,628          9,913
  Average Interest Rate        7.99%    7.93%      7.67%      8.85%      7.11%        7.85%

Other Fixed Maturities         1,548    5,196      5,425      6,380      9,020       60,274       87,843         94,066
  Average Interest Rate        5.16%    7.16%      7.32%      7.79%      6.54%        7.62%
                            --------- -------- ---------- ---------- ---------- ------------- -----------    -----------
Total                       $  5,837  $ 7,919  $   9,143  $  11,560  $  11,331  $    69,260   $  115,050     $  122,864
                            ========= ======== ========== ========== ========== ============= ===========    ===========




The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See PART 1 - ITEM 1 and NOTE 3 - "Investments" to the Company's Consolidated Financial Statements.) Approximately 3.4% of the Company's fixed-income portfolio is comprised of less than investment grade securities. The Company's investment policy allows up to 5% of the Company's assets to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company's investment portfolio (A as rated by Standard & Poor's), management believes the Company has marginal risk with regard to credit quality.

Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may repay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. To manage prepayment risk, the Company limits the type of mortgage-backed structures invested in and restricts the portfolio's total exposure in mortgage-backed securities. If the repayment occurs later than expected during periods of increasing interest rates, the cost of funds to pay liabilities may increase due to the mismatching of assets and liabilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.

                                                                                                               Page
                                                                                                          NUMBER(S)

Report of Independent Accountants............................................................................... 40

FINANCIAL STATEMENTS:

     Consolidated Statements of Operations for the Three Years ended December 31, 1998.......................... 41

     Consolidated Balance Sheets at December 31, 1998 and 1997.................................................. 42

     Consolidated Statements of Cash Flows for the Three Years ended December 31, 1998.......................... 44

     Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the

         Three Years ended December 31, 1998.................................................................... 46

     Consolidated Statements of Comprehensive (Loss) Income for the Three Years

         ended December 31, 1998................................................................................ 47

     Notes to Consolidated Financial Statements................................................................. 48

FINANCIAL STATEMENT SCHEDULES:

II.   Condensed Financial Information of Registrant............................................................. 71

III.  Supplementary Insurance Information....................................................................... 74

IV.  Reinsurance................................................................................................ 75

V.    Valuation and Qualifying Accounts and Reserves............................................................ 76

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
and Stockholders of

Westbridge Capital Corp. (now, Ascent Assurance, Inc.)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westbridge Capital Corp. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in NOTE 1 to the Consolidated Financial Statements, Westbridge Capital Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware on September 16, 1998. The Bankruptcy Court confirmed the Plan on December 17, 1998, and, after the satisfaction of a number of conditions, the Plan became effective on March 24, 1999. In connection with its emergence from Chapter 11, Westbridge Capital Corp. changed its corporate name to Ascent Assurance, Inc.

 /S/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Dallas, Texas

March 29, 1999

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS. EXCEPT SHARE DATA)

                                                                               December 31,
                                                            ----------------------------------------------------
                                                                1998                1997               1996
                                                            --------------     ---------------     -------------
        Revenues:
           Premiums:
             First-year                                      $    19,161        $    37,890          $   61,923
             Renewal                                             116,556            123,207              94,857
                                                            --------------     ---------------     -------------
                                                                 135,717            161,097             156,780
           Net investment income                                  12,011             11,023               8,736
           Fee and service income                                 16,191             16,700               9,534
           Net realized gain on investments                        2,142                 84                  96
                                                            --------------     ---------------     -------------
                                                                 166,061            188,904             175,146
                                                            --------------     ---------------     -------------
        Benefits, claims and expenses:
           Benefits and claims                                    99,419            136,866              94,187
           Amortization of deferred policy
             acquisition costs                                     4,411             30,873              22,907
           Commissions                                            29,979             16,690               7,919
           General and administrative expenses                    28,149             31,407              27,123
           Reorganization expense                                  9,179              4,424                   -
           Recognition of premium deficiency                       4,948             64,952                   -
           Taxes, licenses and fees                                5,216              5,995               5,951
           Interest expense                                        6,814              7,102               4,462
                                                            --------------     ---------------     -------------
                                                                 188,115            298,309             162,549
                                                            --------------     ---------------     -------------
        (Loss) income before income taxes, equity
           in earnings of Freedom Holding
           Company and extraordinary item                        (22,054)          (109,405)             12,597
        Provision (benefit) for income taxes                         231            (13,268)              4,410
        Equity in earnings of Freedom Holding Company                  -                  -                  74
                                                            --------------     ---------------     -------------
        (Loss) income before extraordinary item                  (22,285)           (96,137)              8,261
        Extraordinary loss, net of tax                                 -              1,007                   -
                                                            ==============     ===============     =============
           Net (loss) income                                     (22,285)       $   (97,144)         $    8,261
                                                            ==============     ===============     =============

        Preferred stock dividends                                    520              1,572               1,650
                                                            --------------     ---------------     -------------
        (Loss) income applicable to
           common stockholders                                   (22,805)       $   (98,716)         $    6,611
                                                            ==============     ===============     =============

        Earnings per common share:
           Basic:
             (Loss) income before extraordinary item         $     (3.43)       $    (15.91)         $     1.11
             Extraordinary loss                                        -               (.16)                  -
                                                            ==============     ===============     =============
               Net (loss) income                             $     (3.43)       $    (16.07)         $     1.11
                                                            ==============     ===============     =============
           Diluted:
             (Loss) income before extraordinary item         $     (3.43)       $    (15.91)         $      .97
             Extraordinary loss                                        -               (.16)                  -
                                                            ==============     ===============     =============
               Net (loss) income                             $     (3.43)       $    (16.07)         $      .97
                                                            ==============     ===============     =============

        Weighted average shares outstanding:
           Basic                                               6,640,000          6,143,000           5,978,000
                                                            ==============     ===============     =============
           Diluted                                             6,640,000          6,143,000           8,477,000
                                                            ==============     ===============     =============

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                     December 31,
                                                                   --------------------------------------------------
                                                                           1998                        1997
                                                                   ----------------------     -----------------------
Investments:
   Fixed maturities:
     Available-for-sale, at market value
       (amortized cost $116,871 and $122,840)                        $      122,864             $        128,749
   Equity securities, at market                                               2,575                        4,770
   Mortgage loans on real estate                                                318                          389
   Investment real estate                                                         -                          566
   Policy loans                                                                 280                          284
   Short-term investments and certificates of deposit                         5,393                       12,654
                                                                   ----------------------     -----------------------

         Total Investments                                                  131,430                      147,412

Cash and cash equivalents                                                       278                        1,030
Accrued investment income                                                     2,372                        2,453
Receivables from agents (net of $5,176 and
   $4,531 allowance for doubtful accounts)                                    9,860                       20,503
Deferred policy acquisition costs                                            14,177                       19,165
Leasehold improvements and equipment, at cost (net of
   accumulated depreciation and amortization of
   $3,443 and $4,106)                                                         1,849                        1,141
Due from reinsurers                                                           2,155                        3,219
Commissions receivable                                                        3,273                        1,389
Deferred debt costs, net of accumulated amortization                          3,182                        4,046
Other assets                                                                  1,165                        2,498
                                                                   ----------------------     -----------------------

         Total Assets                                                $      169,741             $        202,856
                                                                   ======================     =======================

The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

        LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

                                                                                         December 31,
                                                                       ---------------------------------------------------
                                                                                1998                        1997
                                                                       -----------------------     -----------------------
      Liabilities:
         Policy liabilities and accruals:
           Future policy benefits                                        $         53,871            $         55,811
           Claims                                                                  44,116                      51,784
                                                                       -----------------------     -----------------------
                                                                                   97,987                     107,595
      Accounts payable and accruals                                                 8,642                       3,847
      Commission advances payable                                                     991                       4,702
      Other liabilities                                                             5,174                       5,612
      Accrued dividends and interest payable                                       11,377                       4,971
      Deferred income taxes, net                                                        -                           -
      Notes payable                                                                 6,192                      13,100
      Convertible subordinated notes, due 2004                                     70,000                      70,000
      Senior subordinated notes, net of
         unamortized discount, due 2002                                            19,523                      19,447
                                                                       -----------------------     -----------------------
               Total Liabilities                                                  219,886                     229,274
                                                                       -----------------------     -----------------------
      Redeemable Preferred Stock                                                   11,935                      19,000
                                                                       -----------------------     -----------------------

      Stockholders' (Deficit) Equity:
         Common stock, ($.10 par value,
           30,000,000 shares authorized;
           7,035,809 and 6,195,439 shares issued)                                     703                         620
         Capital in excess of par value                                            37,641                      30,843
         Accumulated other comprehensive
           income, net of tax                                                       3,911                       4,649
         Deficit                                                                (104,335)                     (81,530)
                                                                       -----------------------     -----------------------

               Total Stockholders' Deficit                                       (62,080)                     (45,418)
                                                                       -----------------------     -----------------------

      Commitments and contingencies:

               Total Liabilities, Redeemable Preferred
                 Stock and Stockholders' Deficit                         $        169,741            $        202,856
                                                                       =======================     =======================


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Year Ended December 31,
                                                                           ---------------------------------------------
                                                                              1998             1997            1996
                                                                           ------------    -------------    ------------
Cash Flows From Operating Activities:
   Net (loss) income applicable to common stockholders                     $   (22,805)    $   (98,716)     $     6,611
   Adjustments to reconcile net (loss) income applicable to common stockholders to cash used for operating activities:

       Recognition of premium deficiency                                         4,948          64,952                -
       Amortization of deferred policy acquisition costs                         4,411          30,873           22,907
       Additions to deferred policy acquisition costs                           (4,371)        (31,119)         (45,138)
       Depreciation expense                                                        476             470              497
       Equity in earnings of Freedom Holding Company                                 -               -              (74)
       Decrease (increase) in receivables from agents                           10,643          (2,192)          (1,371)
       Decrease (increase) in due from reinsurers                                1,064          (1,763)           2,073
       (Increase) decrease in commissions receivable                            (1,884)          2,017           (3,406)
       Decrease in other assets                                                  1,333           1,940            4,302
       (Decrease) increase in policy liabilities and accruals                   (9,608)          14,205           2,995
       Increase (decrease) in accounts payable and accruals                      4,795           1,351           (1,027)
       Increase in accrued dividends and interest payable                        6,406           4,445               99
       (Decrease) increase in commission advances payable                       (3,711)            334            4,368
       (Decrease) increase in other liabilities                                   (438)          4,438           (6,793)
       (Decrease) increase in deferred income taxes, net                             -         (10,299)           3,708
       Other, net                                                                  735            (910)            (518)
                                                                           ------------    -------------    ------------
Net Cash Used For Operating Activities                                          (8,006)        (19,974)         (10,767)
                                                                           ------------    -------------    ------------

Cash Flows From Investing Activities:
   Acquisition of Freedom Holding Company                                            -               -           (3,970)
   Proceeds from investments sold:
     Fixed maturities, called or matured                                         7,531           9,469            8,529
     Fixed maturities, sold                                                     13,810          25,345           49,340
     Short-term  investments  and  certificates  of  deposit,  sold or
      matured                                                                    7,261              50          155,877
     Other investments, sold or matured                                          1,652             817              556
     Cost of investments acquired                                              (15,772)        (75,745)        (203,849)
     Additions  to  leasehold  improvements  and  equipment,   net  of
      retirements                                                               (1,184)           (300)            (218)
                                                                           ------------    -------------    ------------
Net Cash Provided By (Used For) Investing Activities                            13,298         (40,364)           6,265
                                                                           ------------    -------------    ------------
Cash Flows From Financing Activities:
   Decrease (increase) in deferred debt costs                                      864          (1,230)            (567)
   Issuance of convertible subordinated notes                                        -          70,000                -
   Issuance of notes payable                                                     5,461          21,044           16,144
   Repayment of notes payable                                                  (12,369)        (29,154)         (12,090)
   Issuance of common stock                                                          -             140              140
   Purchase and cancellation of common stock                                         -            (445)            (125)
                                                                           ------------    -------------    ------------
Net Cash (Used For) Provided By Financing Activities                            (6,044)         60,355            3,502
                                                                           ------------    -------------    ------------
(Decrease) increase in Cash and Cash Equivalents, During Period                   (752)             17           (1,000)
Cash and Cash Equivalents, At Beginning Of Period                                1,030           1,013            2,013
                                                                           ============    =============    ============
Cash and Cash Equivalents, At End Of Period                                $       278     $     1,030      $     1,013
                                                                           ============    =============    ============

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
     Interest                                                              $       833     $     3,002      $     3,861
     Income taxes                                                          $     1,143     $       118      $       982


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (CONTINUED)

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES:

During the year ended December 31, 1998, seven thousand and sixty-five (7,065) shares of the Company's Old Preferred Stock were converted into shares of Old Common Stock. The converted shares of Old Preferred Stock had an aggregate liquidation preference of $7,065,000 and were converted into 840,071 shares of Old Common Stock.

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

                            WESTBRIDGE CAPITAL CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                ACCUMULATED                               TOTAL
                                                                                   OTHER                                  STOCK-
                                                                      CAPITAL  COMPREHENSIVE RETAINED                    HOLDERS'
                                                  COMMON STOCK       IN EXCESS     INCOME   EARNINGS   TREASURY STOCK     EQUITY
                                                SHARES      AMOUNT  OF PAR VALUE   (LOSS)   (DEFICIT)  SHARES  AMOUNT   (DEFICIT)
                                                ------      ------    ---------    ------   ---------  ------  ------   ---------
Balance at January 1, 1996                     5,992,458   $    599   $ 29,208   $  2,593   $  10,575   28,600  $(170)  $ 42,805

  Net income                                                                                    8,261                      8,261
  Preferred stock dividend                                                                     (1,650)                    (1,650)
  Accumulated comprehensive loss, net of tax                                       (1,536)                                (1,536)
  Issuance of shares under stock
     option plans                                 62,965          6        134                                               140
  Award of restricted shares                                                 8                                                 8
  Shares  purchased and canceled
     under stock option plans                    (15,429)        (1)      (124)                                             (125)
                                              ----------   --------   --------   --------   ---------   ------  -----   --------
Balance at December 31, 1996                   6,039,994   $    604   $ 29,226   $  1,057   $  17,186   28,600  $(170)  $ 47,903

  Net loss                                                                                    (97,144)                   (97,144)
  Preferred stock dividend                                                                     (1,572)                    (1,572)
  Accumulated comprehensive income,                                                 3,592                                  3,592
     net of tax

  Preferred stock converted to common            118,905         12        937                                               949
  Issuance of shares under stock
     option plans                                 42,500          4        115                                               119
  Award and issuance of restricted shares         67,000          7      1,179                                             1,186
  Cancellation of treasury stock                 (28,600)        (3)      (167)                        (28,600)   170          0
  Shares purchased and canceled
     under stock option plans                    (44,360)        (4)      (447)                                             (451)
                                              ----------   --------   --------   --------   ---------   ------  -----   --------
Balance at December 31, 1997                   6,195,439   $    620   $ 30,843   $  4,649   $ (81,530)    --    $--     $(45,418)

  Net loss                                                                                    (22,285)                   (22,285)
  Preferred stock dividend                                                                       (520)                      (520)
  Accumulated comprehensive loss, net of tax                                         (738)                                  (738)
  Preferred stock converted to common            840,071         83      6,982                                             7,065
  Other, net                                         299       --         (184)                                             (184)
                                              ==========   ========   ========   ========   =========   ======  =====   ========
Balance at December 31, 1998                   7,035,809   $    703   $ 37,641   $  3,911   $(104,335)    --    $--     $(62,080)
                                              ==========   ========   ========   ========   =========   ======  =====   ========



The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
                                 (IN THOUSANDS)

                                                                                Year Ended December 31,
                                                                    -------------------------------------------------
                                                                        1998              1997             1996
                                                                    --------------    -------------    --------------
(Loss) income before income taxes                                   $   (22,054)      $  (109,405)     $     12,597

Other comprehensive (loss) income:
   Unrealized holding gains (losses) arising during period                  822             5,677           (2,271)

   Less:  reclassification adjustment for gains on
     sales of fixed and equity securities included in
     net (loss) income                                                   (1,957)             (150)             (92)
                                                                    --------------    -------------    --------------
Comprehensive (loss) income before income taxes                         (23,189)         (103,878)           10,234

Provision for (benefit from) income taxes; extraordinary
   loss, net of tax; and preferred stock dividends                          751           (10,689)            5,986

(Benefit from) provision for income taxes on
   comprehensive (loss) income                                             (397)            1,934             (827)
                                                                    --------------    -------------    --------------

Comprehensive (loss) income, net of income taxes                    $   (23,543)      $   (95,123)     $      5,075
                                                                    ==============    =============    ==============


The accompanying notes are an integral part of these financial statements.

                            WESTBRIDGE CAPITAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - REORGANIZATION AND EMERGENCE FROM CHAPTER 11 CASE

On September 16, 1998 (the "Petition Date"), Westbridge commenced a reorganization case (the "Chapter 11 Case") by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement and the Plan were amended on October 28, 1998, and the Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date").

In connection with its emergence from Chapter 11, Westbridge changed its corporate name to "Ascent Assurance, Inc." Pursuant to the Plan, the Company's Board of Directors was reconstituted as of the Effective Date, and the Company's certificates of incorporation and by-laws were amended and restated in their entirety.

The Plan provides for the recapitalization of certain old debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Key terms of the Plan include the following:

CANCELLATION OF EXISTING SECURITIES

      Westbridge's capital structure was realigned and deleveraged. Pursuant to the Plan, the following securities of Westbridge were canceled as of the Effective Date: (i) $23.3 million aggregate principal amount of, plus all accrued and unpaid interest on, the Senior Notes, (ii) $77.3 million aggregate principal amount of, plus all accrued and unpaid interest on, the Convertible Notes, (iii) $13.2 million aggregate liquidation preference of, plus all accrued and unpaid dividends on, Westbridge's Series A Convertible Redeemable Exchangeable Preferred Stock (the "Old Preferred Stock"), (iv) Westbridge's Common Stock, par value $.10 per share (the "Old Common Stock"), (v) all outstanding warrants to purchase Old Common Stock, (vi) all outstanding unexercised stock options to purchase Old Common Stock, and
     (vii) all unvested grants of restricted Old Common Stock.

NEW EQUITY CAPITAL STRUCTURE

      Pursuant to the Company's Amended and Restated Certificate of Incorporation, the total number of shares of stock the Company shall have the authority to issue is 30,040,000, consisting of 30,000,000 shares of common stock, par value $.01 per share (the "New Common Stock") and 40,000 shares of preferred stock, par value $.01 per share, all of which are designated Series A Convertible Preferred Stock (the "New Preferred Stock")

DISTRIBUTIONS UNDER THE PLAN

         CASH DISTRIBUTION

               To the holders of Senior Notes other than CSFB (defined below), cash payments totaling approximately $15.2 million, which are equal to the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than Credit Suisse First Boston Corporation ("CSFB"), will be distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the Allowed 11% Senior Notes under the Plan, an affiliate of CSFB (the "CSFB Affiliate") purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

         ISSUANCE OF NEW SECURITIES

         Pursuant to the Plan and the purchase of New Preferred Stock on the Effective Date, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued on the Effective Date as follows:

               To holders of general unsecured claims and Convertible Notes as of December 10, 1998 and current management, 6,110,000 shares, or 94%, of the New Common Stock issued on the Effective Date, subject to the completion of the exchange requirements as contemplated by the Plan. Holders of general unsecured claims and Convertible Notes will receive their first distribution of shares in partial satisfaction and discharge of their allowed claims beginning in April 1999. The remaining shares of New Common Stock are held for future distributions to such holders pending the final resolution of disputed claims.

               To holders of Old Preferred Stock, 260,000 shares as of December
              10, 1998, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, subject to the completion of the exchange of securities as contemplated by the Plan.

               To holders of Old Common Stock, 130,000 shares as of December 10,
              1998, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, subject to the completion of the exchange of securities as contemplated by the Plan. Fractional shares of New Common Stock will not be issued in connection with the Plan. As a result of this provision, many holders of Old Common Stock will receive no distribution of New Common Stock or New Warrants under the Plan.

               To the CSFB Affiliate, in respect of the Senior Notes owned by
              CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, are convertible into 4,765,165 shares of the New Common Stock at an initial conversion price of $4.88 per share. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock to be received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB affiliate will own approximately 56.6% of the New Common Stock on an as converted basis.

         RESERVATION OF ADDITIONAL NEW COMMON STOCK

               In connection with the New Warrants described above, 971,266 shares of New Common Stock are reserved for issuance upon the exercise of New Warrants. The New Warrant are exercisable at an initial exercise price $9.04 per share of New Common Stock and will expire on March 24, 2004.

               Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date are reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date are reserved for issuance to the Company's marketing agents under the Company's 1999 Stock Option Plan.

OTHER MATTERS

      In connection with the approval and effectiveness of the Plan, the Company settled a putative class action brought on behalf of certain purchasers and sellers of Westbridge's Convertible Notes and Old Common Stock during the period October 31, 1996 through October 31, 1997.

     See NOTES 6 and 11 regarding the status of the Company's financing arrangements and Insurance Subsidiaries.

In connection with the reorganization, the Company will realize a non-taxable gain from the extinguishment of certain indebtedness for tax purposes, since the gain results from a reorganization under the Bankruptcy Code. However, the Company will be required during 1999 to reduce certain tax attributes related to Westbridge, exclusive of its operating subsidiaries, including (i) net operating loss carryforwards ("NOLs"), (ii) certain tax credits and (iii) tax bases in assets in an amount equal to such a gain on extinguishment.

In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company will adopt fresh start reporting. For accounting purposes, the Effective Date is deemed to be March 31, 1999. In fresh start reporting, a reorganization value will be assigned to the Company's New Preferred Stock and New Common Stock. The reorganization value will be allocated to the fair value of assets and liabilities similar to the purchase method of accounting under APB 16. As a result of the application of fresh start reporting, the Company's financial statements issued subsequent to the adoption of fresh start reporting will not be comparable with those prepared before emergence, including the historical financial statements in this annual report.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Westbridge Capital Corp. ("the Company"), and its six wholly owned subsidiaries: National Foundation Life Insurance Company ("NFL"), National Financial Insurance Company ("NFIC"), Westbridge Management Corp. ("WBMC"), NationalCare Marketing(R), Inc. ("NCM"), Westbridge Printing Services, Inc. ("WPS"), and Foundation Financial Services, Inc. ("FFS"). In addition, the consolidated financial statements include the accounts of the Company's indirect, wholly owned subsidiaries: (a) Freedom Life Insurance Company of America ("FLICA") is a wholly owned subsidiary of Freedom Holding Company ("FHC"), and FHC is a wholly owned subsidiary of NFL, (b) American Insurance Company of Texas ("AICT") is a wholly owned subsidiary of NFIC, and (c) NCM owns 100% of Westbridge Funding Corporation ("WFC"), Precision Dialing Services, Inc. ("PDS"), Senior Benefits, LLC ("Senior Benefits"), LifeStyles Marketing Group, Inc. ("LifeStyles Marketing"), American Senior Security Plans, LLC ("ASSP"), and Westbridge Financial Corp. The consolidated financial statements also include the accounts of the Company's 80%-owned subsidiary Health Care-One Marketing Group, Inc. ("HCO Marketing") as well as the Company's 50%-owned subsidiary, Health Care-One Insurance Agency, Inc. ("Health Care-One"). The Company's decision to consolidate the accounts of Health Care-One is based on the extent to which the Company exercises control over Health Care-One. The Company has agreed to provide 100% of the financing required to support the marketing efforts of Health Care-One and also has significant input in its management. All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS. The Company, through its subsidiaries and affiliates, is licensed to market accident and health insurance products in 40 states and the District of Columbia. The major underwritten product lines currently marketed by the Company are Medical Expense products and Specified Disease products. In the past, the Company also underwrote a significant amount of Medicare Supplement products. The Company also markets certain managed care and senior products, which are underwritten by other non-affiliated managed care organizations.

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

DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in DPAC is the cost of insurance purchased on acquired business. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

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

RECOGNITION OF REVENUE. Accident and health premiums are recognized as revenue when earned. Benefits and expenses are associated with related premiums so as to result in a proper matching of revenues with expenses. Fee and service income and investment income are recognized when earned.

USE OF ESTIMATES. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INCOME TAXES. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities.

EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," ("SFAS 128") that revises the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share." The SFAS 128 established two measures of earnings per share: "basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. The SFAS 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with potential dilutive securities outstanding. Diluted weighted average shares exclude all convertible securities for loss periods.

The Statement also requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The Company adopted SFAS No. 128 for the year ended December 31, 1997 and has restated the earnings per share computations for 1996 to conform to this pronouncement.

The following table reflects the calculation of basic and diluted earnings per share:

                                                                                      December 31,
                                                                    -------------------------------------------------
                                                                        1998              1997             1996
                                                                    --------------    -------------    --------------
                                                                      (Amounts in 000's, except per share amounts)
BASIC:
     (Loss) income available to common shareholders                 $    (22,805)     $   (98,716)     $     6,611
                                                                    ==============    =============    ==============
     Average weighted shares outstanding                                   6,640             6,143           5,978
                                                                    ==============    =============    ==============
     Basic earnings per share                                       $      (3.43)     $    (16.07)     $      1.11
                                                                    ==============    =============    ==============

DILUTED:
     (Loss) income available to common shareholders                 $    (22,805)     $   (98,716)     $     6,611
     Adjustment for conversion of Old Preferred Stock                          -                 -           1,650
                                                                    --------------    -------------    --------------
     Adjusted (loss) income available to common shareholders        $    (22,805)     $   (98,716)     $     8,261
                                                                    ==============    =============    ==============

     Average weighted shares outstanding                                   6,640             6,143           5,978
     Adjustment for conversion of Old Preferred Stock                          -                 -           2,378
     Adjustment for restricted stock                                           -                 -               4
     Adjustment for options and warrants                                       -                 -             117
                                                                    --------------    -------------    --------------
     Adjusted average weighted shares outstanding                          6,640             6,143           8,477
                                                                    ==============    =============    ==============

     Diluted earnings per share                                     $      (3.43)     $    (16.07)     $      0.97
                                                                    ==============    =============    ==============


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. On January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income (loss) equals the total of net income (loss) and all other non-owner changes in equity. This pronouncement requires comprehensive income
(loss) and its components to be reported either in a separate financial statement, combined and included with the statement of income or included in a statement of changes in stockholders' equity. The Company has elected to present its comprehensive income (loss) as a separate financial statement.

For the Company, comprehensive income (loss) equals its reported consolidated net income (loss) plus the change in the unrealized appreciation (depreciation) of marketable securities from the previously reported period. Currently, this accumulated other comprehensive income, net of tax, is reported in the Company's Consolidated Balance Sheets as a separate component of stockholders' equity.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This pronouncement, also effective for calendar year 1998 financial statements, requires companies to report segment information consistent with the way executive management of an entity disaggregates its operations internally to assess performance and make decisions regarding resource allocations. Among the information to be disclosed, SFAS 131 requires an entity to report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS 131 also requires reconciliations of total segment revenues, total segment profit or loss and total segment assets to the corresponding amounts shown in the entity's consolidated financial statements. Under SFAS 131, the Company will continue to have only one reportable segment, Accident and Health insurance.

In December 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company will adopt SOP 97-3 on a prospective basis. The adoption of SOP 97-3 is not expected to have a material impact on the Company's results of operations, liquidity or financial position.

In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," which requires capitalization of certain costs after the date of adoption in connection with developing or obtaining software for internal use. The Company will adopt SOP 98-1 on a prospective basis. The Company has not yet determined the impact of adopting this SOP.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. It is not known whether the insurance departments of the state of domicile of the Company's Insurance Subsidiaries will adopt the Codification or whether those insurance departments will make any changes to that guidance. The Company has not estimated the potential effect of the Codification guidance if adopted. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

RECLASSIFICATIONS. Certain reclassifications have been made to 1997 and 1996 amounts in order to conform to 1998 financial statement presentation.


NOTE 3 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                                          Year Ended December 31,
                                                             --------------------------------------------------
                                                                 1998               1997              1996
                                                             --------------     --------------    -------------
                                                                              (in thousands)
Fixed maturities                                             $      8,754       $      8,268      $      6,607
Short-term investments and certificates of deposit                    708                891               513
Interest on receivables from agents                                 2,511              1,633             1,201
Other                                                                 351                468               646
                                                             --------------     --------------
                                                                                                  -------------
                                                                   12,324             11,260             8,967
   Less: Investment expenses                                          313                237               231
                                                             ==============     ==============    =============
   Net investment income                                     $     12,011       $     11,023      $      8,736
                                                             ==============     ==============    =============


Realized gains (losses) on investments are summarized as follows:

                                                                          Year Ended December 31,
                                                             --------------------------------------------------
                                                                 1998               1997              1996
                                                             --------------     --------------    -------------
                                                                              (in thousands)

Fixed maturities                                              $        403      $        535      $      (146)
Equity securities                                                    1,555              (385)              238
Other                                                                  184               (66)                4
                                                             ==============     ==============    =============
Realized gains on investments                                 $      2,142       $        84      $         96
                                                             ==============     ==============    =============



Unrealized appreciation on investments is reflected directly in stockholders' equity as a component of accumulated other comprehensive income and is summarized as follows:

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                             1998                1997
                                                                         --------------     ---------------
                                                                                  (in thousands)
Balance at beginning of year                                             $      4,649       $      1,057
Unrealized appreciation, net

   of tax, on fixed maturities available-for-sale                                  54              2,816
Unrealized (depreciation) appreciation, net of
   tax, on equity securities and other investments                               (792)               776
                                                                         ==============     ===============
Balance at end of year                                                   $      3,911       $      4,649
                                                                         ==============     ===============


Estimated market values represent the closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities at December 31, 1998 and 1997, are summarized by category as follows:

                                                                       Gross              Gross            Estimated
                                                  Amortized          Unrealized         Unrealized          Market
1998 Available-for-Sale                             Cost               Gains              Losses             Value
-------------------------------------------    ----------------    ---------------    ---------------    --------------
                                                                           (in thousands)
U.S. Government and governmental
    agencies and authorities                   $      11,145       $        644       $          13      $      11,776
States, municipalities, and political
    subdivisions                                       1,490                 96                   -              1,586
Finance companies                                     30,441              1,549                  71             31,919
Public utilities                                      12,745                801                 125             13,421
Mortgage-backed securities                             7,834                284                   8              8,110
All other corporate bonds                             53,216              3,346                 510             56,052
                                               ================    ===============    ===============    ==============
Balance at December 31, 1998                   $     116,871       $      6,720       $         727      $     122,864
                                               ================    ===============    ===============    ==============



                                                                       Gross              Gross            Estimated
                                                  Amortized          Unrealized         Unrealized          Market
1997 Available-for-Sale                             Cost               Gains              Losses             Value
-------------------------------------------    ----------------    ---------------    ---------------    --------------
                                                                           (in thousands)
U.S. Government and governmental
    agencies and authorities                   $      11,331       $        347       $          10      $      11,668
States, municipalities, and political
    subdivisions                                         997                 74                   -              1,071
Finance companies                                     32,073              1,512                   4             33,581
Public utilities                                      10,854                430                  11             11,273
Mortgage-backed securities                            10,237                265                  28             10,474
All other corporate bonds                             57,348              3,552                 218             60,682
                                               ================    ===============    ===============    ==============
Balance at December 31, 1997                   $     122,840       $      6,180       $         271      $     128,749
                                               ================    ===============    ===============    ==============



The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 1998, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                                                   Estimated
                                                                           Amortized                Market
                                                                             Cost                    Value
                                                                       ------------------      ------------------
                                                                                    (in thousands)

Due in one year or less                                                $          1,882        $          1,889
Due after one year through five years                                            31,417                  32,254
Due after five years through ten years                                           39,748                  41,959
Due after ten years                                                              35,990                  38,652
Mortgage-backed securities                                                        7,834                   8,110
                                                                       ------------------      ------------------
                                                                       $        116,871        $        122,864
                                                                       ==================      ==================


A summary of unrealized appreciation on investments in fixed maturities available-for-sale, which is reflected directly in stockholders' equity as a component of accumulated other comprehensive income, is as follows:

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                             1998                1997
                                                                         --------------     ---------------
                                                                                  (in thousands)
Amortized cost                                                           $    116,871       $    122,840
Estimated market value                                                        122,864            128,749
                                                                         --------------     ---------------
Excess of market value to amortized cost                                        5,993              5,909
Estimated tax                                                                   2,098              2,068
                                                                         --------------     ---------------
Unrealized appreciation, net of tax                                             3,895       $      3,841
                                                                         ==============     ===============


Proceeds from sales and maturities of investments in fixed maturity securities were approximately $25.1 million in 1998 and $34.0 million in 1997. Gross gains of $0.8 million and gross losses of $0.4 million were realized on fixed maturity investment sales during 1998. Gross gains of $0.7 million and gross losses of $0.1 million were realized on fixed maturity investment sales during 1997.

Included in fixed maturities at December 31, 1998 and 1997, are high-yield, unrated or less than investment grade corporate debt securities comprising less than 3.2% and 1.6% of total cash and invested assets at December 31, 1998 and 1997, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 1998 and 1997 had a par value totaling $28.2 million and $28.3 million, respectively.

At December 31, 1998, the Company had restricted cash and investments totaling $2.5 million and $1.9 million, respectively, related to its receivables financing program (see NOTE 6 - "Financing Activities") and to a collateralized letter of credit ("LOC") for the purpose of potential future capital contributions to NFIC and AICT. The collateralized LOC expires in June 1999 and future draws upon this LOC are subject to certain provisions regarding NFIC's and AICT's statutory capital and surplus levels.

NOTE 4 - ACQUISITIONS

ACQUISITION OF REMAINING INTEREST OF FHC

On May 31, 1996, the Company completed its acquisition of the remaining 60% equity interest in Freedom Holding Company ("FHC"). FHC is a holding company which owns 100% of FLICA, a Mississippi domiciled insurer. The purchase price was $6.3 million in cash, and the transaction was accounted for under the purchase method. Prior to the acquisition, the Company accounted for its 40% investment in FHC using the equity method. The Company's portion of FHC's earnings prior to the acquisition in 1996 accounted for using the equity method was $74,000.

Beginning June 1, 1996, the results of operations of FHC have been reflected in the Company's Consolidated Statements of Operations and of Cash Flows. The present value of future profits associated with the purchase are being amortized in relation to premium revenues over the remaining life of the business. At the time of the acquisition, the Company, through NFL, reinsured the majority of business underwritten by FLICA. Subsequent to the acquisition of the remaining interest of FHC, the coinsurance agreements between FLICA and NFL were canceled. The acquisition did not have a material pro-forma impact on operations.

NOTE 5 - FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

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






NOTE 6 - FINANCING ACTIVITIES

CREDIT ARRANGEMENT

The Company finances the majority of its obligations to make commission advances through Westbridge Funding Corporation ("WFC"), an indirect wholly owned subsidiary. On June 6, 1997, WFC entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See NOTE 15 - "Extraordinary Item." This Credit Agreement provides WFC with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. WFC's obligations under the Credit Agreement are secured by liens upon substantially all of WFC's assets. As of December 31, 1998, $6.2 million was outstanding under the Credit Agreement (interest rate of 8.375%). The Company incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable.

WFC's obligations under the Credit Agreement have been guaranteed by Westbridge under the Guaranty Agreement, and the Company has pledged all of the issued and outstanding shares of the capital stock of WFC, NFL and NFIC as collateral for that guaranty. As of December 31, 1998, the Company had placed $2.5 million of cash in a cash collateral account in connection with this Credit Agreement. The maintenance of this cash collateral account allows WFC to borrow against the Credit Agreement and purchase agent advance receivables at face value.

As of the Effective Date, there were no events of default under the Guaranty or Credit Agreements, which were amended to reflect the recapitalization of the Company.

Prior to the Effective Date of the Plan (see NOTE 1), the Company had the following debt securities outstanding:

SENIOR NOTES

During the first quarter of 1995, the Company issued $20.0 million aggregate principal amount of its Senior Notes, due 2002, in an underwritten public offering. The Senior Notes were issued at par, less an underwriting discount of 4%. Contractual interest on the Senior Notes was payable in monthly installments. In November 1997, the Company suspended the scheduled monthly interest payments on these Senior Notes.

Accrued but unpaid interest on the Senior Notes through the Petition Date was approximately $2.1 million. The Plan required the continued accrual of interest on the Senior Notes from the Petition Date to the Effective Date. Accrued but unpaid interest on the Senior Notes from the Petition Date to December 31, 1998 totaled approximately $0.6 million.

Contractual interest continued to accrue at a rate of $6,111 per day from January 1, 1999 through the Effective Date.

As of the Effective Date, these Senior Notes were canceled, extinguished and retired. As more fully described in NOTE 1, holders of Allowed 11% Senior Note Claims held by creditors other than CSFB received cash payments totaling $15.2 million, subject to completion of the exchange of securities as contemplated by the Plan.

As more fully described in NOTE 8, in order to provide Westbridge with sufficient funds to make the cash distributions to the holders of the Allowed 11% Senior Notes under the Plan, the Company entered into a Stock Purchase Agreement with CSFB, a significant noteholder, pursuant to which CSFB, subject to the conditions contained therein, purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

CONVERTIBLE NOTES

During the second quarter of 1997, the Company completed the sale of $70.0 million aggregate principal amount of its Convertible Notes, due 2004, in an underwritten public offering. Contractual interest on the Convertible Notes was payable in semi-annual installments on May 1 and November 1 of each year, commencing November 1, 1997. In November 1997, the Company suspended the scheduled interest payments on these Convertible Notes. At the Petition Date, approximately $7.3 million of unpaid interest was accrued. The Company did not accrue interest on its Convertible Notes after the Petition Date as it was unlikely such interest would be paid under the Plan. The amount of contractual interest that would have otherwise been accrued from the Petition Date to December 31, 1998 totaled $2.7 million, and such contractual interest would have continued to accrue at $14,583 per day from January 1, 1999 until the Effective Date.

As of the Effective Date, these Convertible Notes were canceled, extinguished and retired. Holders of the Convertible Notes and allowed general unsecured creditors will receive their pro rata share of 94% of the New Common Stock issued on the Effective Date, subject to the completion of the exchange requirements as contemplated by the Plan.

NOTE 7 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 1998, 1997 and 1996, to the amounts reported in the Company's balance sheet:

                                                                      Year Ended December 31,
                                                      -----------------------------------------------------
                                                          1998                1997                1996
                                                      --------------      --------------      -------------
                                                                         (in thousands)

Balance at January 1 (Gross)                          $     51,784        $     39,186        $     39,063
   Less: reinsurance recoverables on
     claim reserves                                          2,955               1,456               3,419
                                                      --------------      --------------      -------------
Net balance at January 1                                    48,829              37,730              35,644
Incurred related to:
   Current year                                             98,203             111,459              80,821
   Prior years                                                 (95)             22,512              14,242
                                                      --------------      --------------      -------------
     Total incurred                                         98,108             133,971              95,063
                                                      --------------      --------------      -------------
Current year reserves acquired                                   -                   -                 788
Paid related to:
  Current year                                              67,911              77,168              68,199
  Prior years                                               36,675              45,704              25,297
  Current year acquired business                                 -                   -                 269
                                                      --------------      --------------      -------------
     Total paid                                            104,586             122,872              93,765
                                                      --------------      --------------      -------------
Balance at December 31                                      42,351              48,829              37,730
  Plus:  reinsurance recoverables
     on claim reserves                                       1,765               2,955               1,456
                                                      --------------      --------------      -------------
Balance at December 31 (Gross)                        $     44,116        $     51,784        $     39,186
                                                      ==============      ==============      =============


Included in reinsurance recoverables on claim reserves is approximately $0.7 million and $1.9 million relating to paid claims as of December 31, 1998 and 1997, respectively.

NOTE 8 - PREFERRED STOCK

NEW PREFERRED STOCK

Pursuant to the Plan, the Company authorized 40,000 shares of non-voting New Preferred Stock, of which 23,257 shares are owned by CSFB (See NOTE 1).

The following summarizes the significant terms of the New Preferred Stock:

     Stated value of $1,000 share.

     Cumulative annual dividend rate of $102.50 per share payable annually in arrears on the last day of January in each year by issuance of cash or additional shares of New Preferred Stock.

     Each share of New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustments.

     The right to designate one additional director prior to June 24, 1999, and the right to elect one director if dividends are in arrears.

The New Preferred Stock is mandatorily redeemable in cash on the fifth anniversary of the Effective Date in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption.

Prior to the Effective Date of the Plan (see NOTE 1), the Company had the following preferred stock securities outstanding:

OLD PREFERRED STOCK

On April 12, 1994, the Company issued 20,000 shares of Old Preferred Stock, at a price of $1,000 per share. The Old Preferred Stock was issued in a private placement and was subsequently registered with the Securities and Exchange Commission under a registration statement, which was declared effective in October 1994. The following summarizes the significant terms of the Old Preferred Stock:

     Cumulative annual dividend rate of 8.25%, subject to increase to 9.25%, upon non-compliance by the Company with certain restrictions.

     Seven thousand sixty-five (7,065) shares of the Old Preferred Stock were converted into shares of Old Common Stock during the year ended December 31, 1998. The converted shares of Old Preferred Stock had an aggregate liquidation preference of $7,065,000 and were converted into 840,071 shares of Old Common Stock. Old Preferred Stock was convertible into 1,419,144 shares of Common Stock as of December 31, 1998 at a conversion price of $8.41 per share.

In November 1997, the Company suspended the scheduled dividend payments on its Old Preferred Stock. The failure to declare and pay the scheduled dividend on the Old Preferred Stock constituted an event of non-compliance under the terms of the Old Preferred Stock Agreement and resulted in an immediate increase from 8.25% to 9.25% in the rate at which dividends accrued on the Old Preferred Stock. At the Petition Date, approximately $1.3 million of cumulative, unpaid dividends were accrued. The Company did not accrue dividends on its Old Preferred Stock after the Petition Date as it was unlikely such dividends would be paid under the Plan. The amount of contractual dividends that would have otherwise been accrued from the Petition Date to December 31, 1998 totaled $0.6 million, and such contractual dividends would have continued to accrue at $3,067 per day from January 1, 1999 until the Effective Date.

As of the Effective Date, shares of Old Preferred Stock were canceled, extinguished and retired. Holders of Old Preferred Stock will receive their pro rata share of 4% of the New Common Stock issued on the Effective Date and New Warrants to purchase their pro rata share of up to 2% of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis, subject to the completion of the exchange of securities contemplated by the Plan.

NOTE 9 - DEFERRED POLICY ACQUISITION COSTS ("DPAC")

A summary of DPAC follows (in thousands):

                                                 1998                      1997                       1996
                                            ---------------          -----------------           ----------------
Balance at beginning
   of year                                    $  19,165                  $  83,871                   $  56,977
Deferrals:
   Commissions                                    3,339                     27,933                      39,853
   Issue costs                                    1,032                      3,186                       5,285
                                            ---------------          -----------------           ----------------
                                                 23,536                    114,990                     102,115
Cost of insurance purchased                           -                          -                       4,663
Recognition of premium
   deficiency                                    (4,948)                   (64,952)                          -
Amortization expense                             (4,411)                   (30,873)                    (22,907)
                                            ===============          =================           ================
Balance at end of year                        $  14,177                  $  19,165                   $  83,871
                                            ===============          =================           ================

The cost of insurance purchased in 1996 is related to the acquisition of the remaining 60% ownership interest in FHC and its wholly owned insurance subsidiary, FLICA. This amount is being amortized in relation to premium revenue over the remaining life of the business. Interest accrues on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $0.8 million and $0.6 million in 1998 and 1997, respectively, net of interest accretion of $0.3 million and $0.2 million.

In connection with the Company's acquisition of NFIC and AICT in 1994 and prior to the recognition of a premium deficiency as described below, the related cost of insurance purchased was amortized in relation to premium revenues over the remaining life of the business. Interest accrued on the unamortized balance at 7% per year. Amortization of this cost of insurance purchased was approximately $0, $1.5 million and $1.8 million in 1998, 1997 and 1996, respectively, net of the respective interest accretion of $0, $0.3 million and $0.5 million.

RECOGNITION OF PREMIUM DEFICIENCY. During 1997, policy persistency declined in connection with the implementation of certain rate increases together with intensified competitor solicitation of the Company's policyholders. These events affected the future profit margins available to absorb amortization of DPAC. As a result of these adverse changes, the Company undertook a revaluation of the recoverability of DPAC in the fourth quarter of 1997. Based on the results of this review and the impact of future projected premium revenues and the discontinuance of certain lines of business, the Company determined that a premium deficiency for certain old lines of business existed as of December 31, 1997.

A premium deficiency occurs when the projected present value of future premiums associated with these policies will not be adequate to cover the projected present value of future payments for benefits and related amortization of DPAC. GAAP requires the immediate recognition of a premium deficiency by charging the unamortized DPAC to expense. Accordingly, for the quarter and year ended December 31, 1997, the Company recorded a non-cash charge to expense of approximately $65.0 million and incurred a significant loss for the year ended December 31, 1997. This adjustment had no impact on the Company's cash position at December 31, 1997 nor did it affect the statutory capital and surplus of the Insurance Subsidiaries.

During 1998, the Company continued to experience adverse loss ratios and declining persistency on its old Medical Expense and Medicare Supplement products, although the loss ratios for 1998 reflected an improvement over 1997. As a result of these factors, the Company undertook a further revaluation of the recoverability of DPAC in the third quarter of 1998. Based on the results of this review, the Company determined that an additional premium deficiency existed and recorded a non-cash charge to expense of approximately $5.0 million in the third quarter of 1998. This adjustment had no impact on the Company's cash position or on the statutory capital and surplus of the Insurance Subsidiaries.

NOTE 10 - INCOME TAXES

The provision for (benefit from) income taxes is calculated as the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax accounts at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted.

The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized.

The Company and its wholly owned subsidiaries, other than NFIC, AICT and FLICA, file a consolidated federal income tax return. NFIC, AICT and FLICA file separate federal income tax returns.

The provision for (benefit from) U.S. federal income taxes charged to continuing operations was as follows:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1998              1997              1996
                                                                  -------------     -------------    ---------------
                                                                                   (in thousands)

Current                                                                    231      $      (926)     $      (804)
Deferred                                                                     -          (12,342)            5,214
                                                                  -------------     -------------    ---------------
Total provision for (benefit from) income taxes                   $        231      $   (13,268)     $      4,410
                                                                  =============     =============    ===============


Provision has not been made for state and foreign income tax expense since such expense is minimal. In addition, as described in NOTE 15 - "Extraordinary Item," the Company recognized an extraordinary loss of approximately $1.0 million for the year ended December 31, 1997. This amount has been reflected in the accompanying financial statements, net of approximately $0.5 million in deferred taxes.

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company's last three years was as follows:

                                                                Year Ended December 31,
                                                              -----------------------------
                                                              1998         1997        1996
                                                             ------       ------      ------
                                                                      (in thousands)

Statutory tax rate                                             (34%)        (34%)        34%
Unutilized loss carryforwards                                   31%          22%          -
Other items, net                                                 4%           -           1%
                                                                 -            -           -
Effective tax rate                                               1%         (12%)        35%
                                                             =======      ======      ======


Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                                              Year Ended December 31,
                                                                         ----------------------------------
                                                                             1998                1997
                                                                         --------------     ---------------
                                                                                  (in thousands)
Deferred Tax Liabilities
   Unrealized gain on investments                                         $     2,761        $     2,410
   Other deferred tax liabilities                                               1,620              1,118
                                                                         --------------     ---------------
     Total deferred tax liability                                         $     4,381        $     3,528
                                                                         --------------     ---------------

Deferred Tax Assets:
   Deferred policy acquisition costs                                      $     5,035        $     3,662
   Policy reserves                                                              2,921              3,514
   Net operating loss carryforwards                                            28,149             24,640
   Tax credit carryforwards                                                         -                 11
   Other deferred tax assets                                                    4,725                429
   Valuation allowance                                                        (36,449)           (28,728)
                                                                         --------------     ---------------
     Total deferred tax asset                                                   4,381        $     3,528
                                                                         ==============     ===============
Net deferred tax liability                                                $         -        $         -
                                                                         ==============     ===============

A valuation allowance of approximately $36.4 million and $28.7 million has been provided for the year ended December, 31, 1998 and 1997, respectively, for the tax effect of the Company's net operating loss carryovers and other deductible temporary differences since it appears more likely than not that such benefits will not be realized. The change in the valuation allowance for 1998 relates primarily to the increase in net operating losses and decrease in DPAC.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 1998, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $0.9 million have not been provided on such amount.

At December 31, 1998, NFL has approximately $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 1998, the Company and its wholly owned subsidiaries have aggregate net operating loss carryforwards of approximately $80.4 million and $71.9 million for regular tax and alternative minimum tax purposes, respectively, which expire in 2003 through 2014. However, the Company's emergence from its Chapter 11 Case on March 24, 1999 is expected to significantly limit the availability of such net loss operating carryforwards to offset future taxable income.

NOTE 11 - STATUTORY CAPITAL AND SURPLUS

Under applicable Delaware law, NFL must maintain minimum aggregate statutory capital and surplus of $550,000. Under applicable Texas law, NFIC and AICT must each maintain minimum aggregate statutory capital and surplus of $1.4 million. Under Mississippi law, FLICA is required to maintain minimum capital and surplus of $1.0 million. The State of Georgia requires licensed out-of-state insurers to maintain minimum capital of $1.5 million, and the Commonwealth of Kentucky requires minimum surplus of $2.0 million. These levels are higher than the requirements of any other states in which the Insurance Subsidiaries are currently licensed. Accordingly, the minimum aggregate statutory capital and surplus which NFL, NFIC and FLICA must each maintain is $3.5 million. AICT must maintain a minimum of $1.5 million. At December 31, 1998, aggregate statutory capital and surplus for NFL, NFIC, AICT and FLICA was $15.9 million, $2.1 million, $2.8 million and $11.5 million, respectively. Although NFIC's capital and surplus is below $3.5 million at December 31, 1998, NFIC voluntarily ceased writing new business effective December 15, 1997. Moreover, NFIC's capital and surplus exceeds the minimum requirements for its state of domicile, Texas. Statutory net (losses) income for NFL, NFIC, AICT and FLICA for the year ended December 31, 1998, were $(5.9) million, $(3.3) million, $(2.0) million and $0.6 million, respectively. FLICA through its parent FHC, is wholly owned by NFL, and AICT is wholly owned by NFIC. Accordingly, statutory capital and surplus of the parent includes the statutory capital and surplus of the respective subsidiary.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1999, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus excluding any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends during 1999 without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1999 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ending December 31, 1998.

Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and 1998, the Company does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1998, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1998, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

In December 1990, the Company and NFL entered into an agreement under which NFL issued a surplus certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the surplus certificate bears interest at an agreed upon rate not to exceed 10% and is repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance agreements and (ii) NFL receiving prior approval for repayment from the Delaware Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. No principal payments have been made subsequent to 1994. The unpaid aggregate principal under this surplus certificate totaled $777,000 as of December 31, 1998 and 1997.

As a result of the statutory losses sustained by the Insurance Subsidiaries since 1997, material transactions are subject to the approval by the department of insurance in each domiciliary state. In December 1997, NFIC, in response to these losses as well as the projected inability to meet RBC requirements, took appropriate steps to voluntarily cease the sale and underwriting of new business. In the second quarter of 1998, AICT significantly reduced the level of sales and underwriting of new business. NFIC and AICT have also entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the TDI. The Company has no current plans to underwrite new products in NFIC.

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

NOTE 12 - EMPLOYEE BENEFIT PLANS

In September 1986, the Company established a retirement savings plan for its employees. The plan permits all employees who have been with the Company for at least one year to make contributions by salary reduction pursuant to section 401(k) of the Internal Revenue Code. The plan allows employees to defer up to 3% of their salary with partially matching discretionary Company contributions determined by the Company's Board of Directors. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Until July 1998, Company contributions were in the form of Old Common Stock. Subsequent to July 1998, the Company began making cash contributions. The Company's contributions to the plan in 1998, 1997 and 1996 approximated $80,000, $106,000 and $102,000, respectively.

The Company's incentive stock option plans adopted as of July 1, 1982, September 5, 1985, and March 26, 1992, and the Company's restricted stock plan adopted as of April 19, 1996, have been canceled as of the Effective Date. All outstanding grants of stock options or restricted stock have been extinguished as contemplated by the terms of the Plan.

1999 STOCK OPTION PLAN

Pursuant to the Plan, on March 24, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") in order to further and promote the interest of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants (including marketing agents) or those who will become employees, non-employee directors and consultants (including marketing agents), and to align the interests of those individuals and the Company's shareholders. To do this, the 1999 Plan offers equity-based opportunities providing such employees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its subsidiaries.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by the Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

NOTE 13 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total accident and health premiums of $2.8 million, $3.6 million and $4.1 million, were paid to reinsurers in 1998, 1997, and 1996, respectively. Face amounts of life insurance in force approximated $37.5 million, $53.1 million and $87.0 million at December 31, 1998, 1997 and 1996, respectively. In 1998, NFL entered into an excess of loss reinsurance agreement on a closed block of annually renewable term life insurance. NFL's retention limit is $25,000 per year, and $22,046 of premiums were paid to the reinsurer for the year ended December 31, 1998. No other life insurance products were reinsured during 1998, 1997 or 1996.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") with a reinsurer effective July 1, 1996 on the in force Specified Disease business. The Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. This ceding commission allowance was to be repaid, inclusive of interest at 12.5%, as statutory profits emerged from the reinsured block of business. For the year ended December 31, 1996, the repayment was $1.9 million. The ceding allowance payable for the year ended December 31, 1996 was $8.6 million. The Company exercised its option to terminate and recapture this Agreement on April 1, 1997 consisting of approximately $9.0 million in total recapture costs calculated at an interest rate of 15% less approximately $2.0 million in unearned premium reserves due to NFL and FLICA. See NOTE 15 - "Extraordinary Item."

In late 1993, NFL entered into a coinsurance treaty with FLICA. FLICA is a wholly owned subsidiary of FHC. Under the terms of the treaty, NFL assumed a 90% pro-rata share of certain Specified Disease business. For the years ended December 31, 1998, 1997 and 1996, $0, $0 and $2.3 million, respectively, of assumed premiums under this coinsurance treaty are included as premium revenue in the consolidated financial statements. This coinsurance treaty was canceled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996.

In May 1987, NFL entered into a coinsurance treaty with FLICA. Under the terms of the treaty, NFL assumed a 50% pro-rata share of all insurance business written by FLICA from January 1, 1987 through December 31, 1988. In November 1988, the coinsurance treaty was amended to extend through 1997. For the years ended December 31, 1998, 1997 and 1996, $0, $0 and $1.7 million, respectively, of assumed premiums under the coinsurance treaty are included as revenue in the consolidated financial statements. This coinsurance treaty was canceled subsequent to the acquisition of the remaining interest of FLICA's parent FHC, on May 31, 1996.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 1998, aggregated $6.7 million. The amounts due by year are as follows: 1999-$2.3 million; 2000-$1.4 million; 2001-$1.1 million; 2002-$1.0 million; 2003-$0.4 million; and thereafter-$0.5 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $3.2 million, $4.4 million and $4.2 million in 1998, 1997 and 1996, respectively.

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

The Company's Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on the Company's results of operations.

NOTE 15 - EXTRAORDINARY ITEM

For the year ended December 31, 1997, the Company recognized an aggregate of $1.0 million in extraordinary losses, net of taxes. Of this amount, (i) $0.6 million resulted from the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank (See NOTE 6 "Financing Activities"); and (ii) $0.4 million resulted from the termination and recapture of the block of reinsured policies referred to in NOTE 13 - "Reinsurance."

NOTE 16 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of net (loss) income as reported by the Insurance Subsidiaries under practices prescribed or permitted by regulatory authorities and that reported herein by the Company on a consolidated GAAP basis is as follows:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1998              1997              1996
                                                                  -------------     -------------    ---------------
                                                                                   (in thousands)
Net (loss) income as reported by the Insurance
   Subsidiaries on a statutory basis                              $    (8,108)      $   (49,618)     $        870
Additions to (deductions from) statutory basis:
   Future policy benefits and claims                                       806             2,493           (2,016)
   FHC pre-acquisition statutory earnings                                    -                 -           (1,388)
   Deferred policy acquisition costs,
     net of amortization                                                  (41)               735           22,434
   Deferred, uncollected and advance premiums                            (104)                44           (1,719)
   Coinsurance Funds Withheld reinsurance treaty                             -             8,575           (7,336)
   Recognition of premium deficiency                                   (4,948)          (64,952)                -
   Extraordinary item, net of tax                                            -           (1,007)                -
   Income taxes                                                          1,250            13,970           (4,214)
   Subsidiary companies, eliminations,
     and other adjustments                                            (10,776)           (6,664)            2,001
   Other, net                                                            (364)             (720)             (371)
                                                                  -------------     -------------    ---------------
Consolidated net (loss) income as reported
   herein on a GAAP basis                                         $   (22,285)      $   (97,144)     $      8,261
                                                                  =============     =============    ===============



A reconciliation of the statutory capital and surplus reported by the Insurance Subsidiaries under regulatory practices to stockholders' (deficit) equity as reported herein by the Company on a consolidated GAAP basis is as follows:

                                                                               Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1998              1997              1996
                                                                  -------------     -------------    ---------------
                                                                                   (in thousands)
Capital and surplus as reported by the Insurance
   Subsidiaries on a statutory basis                              $     17,937      $     21,592     $     18,648
Deductions from (additions to) a statutory basis:
   Future policy benefits and claims                                    (9,521)          (10,147)              10
   Deferred policy acquisition costs                                    14,177            19,165           83,871
   Nonadmitted assets                                                    2,123               832            4,818
   Coinsurance Funds Withheld reinsurance treaty                             -                 -           (8,831)
   Income taxes                                                              -            (1,037)         (13,242)
   Deferred, uncollected and advance premiums                              136               249          (12,651)
   Asset valuation reserve                                                 796             1,049            1,157
   Interest maintenance reserve                                          1,380             1,499            1,475
   Unrealized appreciation on investments,
     net of tax                                                          3,037             3,446            1,054
   Other, net                                                              727               342            3,088
                                                                  -------------     -------------    ---------------

Combined insurance subsidiaries stockholders'
   equity on a GAAP basis                                               30,792            36,990           79,397

Combined non-insurance subsidiaries
   stockholders' equity (deficit) on a GAAP basis                        7,887               477           (1,409)

Eliminations and other adjustments                                    (100,759)          (82,885)         (30,085)
                                                                  -------------     -------------    ---------------

Consolidated stockholders' (deficit) equity as
   reported herein on a GAAP basis                                $    (62,080)      $   (45,418)     $    47,903
                                                                  =============     =============    ===============

NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company's last two years of operations is as follows (in thousands, except per share data):

                                                                                  Quarter Ended
                                                         -----------------------------------------------------------------
1998                                                        March            June           September          December
-----------------------------------------------------    -------------    ------------    ---------------    -------------

Premium income                                           $   37,439       $    35,251     $    33,278        $    29,749
Net investment income                                         3,166             3,192           2,929              2,724
Net realized gains on investments                               262               267           1,576                 37
Fee, service and other income                                 4,062             4,037           4,085              4,007
Benefits, claims and other expenses                          50,654            46,376          48,531             42,554
Loss before income taxes                                     (5,725)           (3,629)         (6,663)            (6,037)
Preferred stock dividend                                        471               (62)            111                  -
Loss applicable to common stockholders                   $   (5,437)      $    (3,087)     $   (7,018)       $    (7,263)
Earnings per share:
  Basic                                                  $    (0.88)      $     (0.48)     $    (1.01)       $     (1.05)
  Diluted                                                $    (0.88)      $     (0.48)     $    (1.01)       $     (1.05)



                                                                                  Quarter Ended
                                                         -----------------------------------------------------------------
1997                                                        March            June           September          December
-----------------------------------------------------    -------------    ------------    ---------------    -------------

Premium income                                           $   40,820       $    41,022     $    40,450        $    38,805
Net investment income                                         2,226             2,530           3,207              3,060
Net realized (losses) gains on investments                      (60)              192             223               (271)
Fee, service and other income                                 3,502             4,106           4,525              4,567
Benefits, claims and other expenses                          43,826            57,329          79,125            118,029
Income (loss) before income taxes and
     extraordinary items                                      1,730            (6,161)        (19,968)           (71,738)
Extraordinary loss, net of tax                                    -            (1,007)              -                  -
Preferred stock dividend                                        396               392             392                392
Income (loss) applicable to common stockholders          $    1,334       $    (7,560)        (20,360)       $   (72,130)
Earnings per share:
  Basic:
     Income (loss) before extraordinary item             $     0.22       $     (1.07)     $    (3.29)       $    (11.64)
     Extraordinary loss                                  $        -       $     (0.16)     $        -        $         -
       Net income (loss)                                 $     0.22       $     (1.23)     $    (3.29)       $    (11.64)
  Diluted:
     Income (loss) before extraordinary item             $     0.20       $     (1.07)     $    (3.29)       $    (11.64)
     Extraordinary loss                                  $        -       $     (0.16)     $        -        $         -
       Net income (loss)                                 $     0.20       $     (1.23)     $    (3.29)       $    (11.64)

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                                 (in thousands)

                                                                              Year Ended December 31,
                                                                -----------------------------------------------------
                                                                     1998               1997               1996
                                                                ---------------     --------------    ---------------

Net investment income                                           $       1,090       $     1,579       $        62
Realized gains on investments                                             475               984                 -
Intercompany income derived from:
  Interest on Surplus Certificates                                         78                78                78
  Rental of leasehold improvements and equipment                          397             1,926             1,703
Interest on advances to subsidiaries                                      254               266               192
Other income                                                              121               228               106
                                                                ---------------     --------------    ---------------
                                                                        2,415             5,061             2,141
                                                                ---------------     --------------    ---------------

General and administrative expenses                                     2,319             4,349             2,128
Reorganization expense                                                  7,856             1,324                 -
Taxes, licenses and fees                                                   45               164                90
Interest expense                                                        5,933             5,846             2,496
                                                                ---------------     --------------    ---------------
                                                                       16,153            11,683             4,714
                                                                ---------------     --------------    ---------------
Loss before income taxes and equity in undistributed
  net earnings of subsidiaries and FHC                                (13,738)           (6,622)           (2,573)
  (Benefit from) provision for income taxes                              (235)            3,939              (432)
                                                                ---------------     --------------    ---------------
                                                                      (13,503)          (10,561)           (2,141)
Equity in undistributed net (losses) earnings of
  subsidiaries and FHC                                                 (8,782)          (86,419)           10,402
                                                                ---------------     --------------    ---------------
(Loss) income before extraordinary item                               (22,285)          (96,980)            8,261

Extraordinary loss (1)                                                      -               164(1)              -
                                                                ---------------     --------------    ---------------
     Net (loss) income                                                (22,285)          (97,144)            8,261

Preferred stock dividends                                                 520             1,572             1,650
                                                                ---------------     --------------    ---------------

(Loss) income applicable to common stockholders                       (22,805)          (98,716)            6,611

Retained (deficit) earnings at beginning of year                      (81,530)           17,186            10,575
                                                                ---------------     --------------    ---------------
Retained (deficit) earnings at end of year                      $    (104,335)      $   (81,530)      $    17,186
                                                                ===============     ==============    ===============


(1)   From early extinguishment of debt, net of income tax benefit of $85.




The condensed financial information should be read in conjunction with the Westbridge Capital Corp. consolidated financial statements as of December 31, 1998 and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                                 BALANCE SHEETS
                                 (in thousands)

                                                                             Year Ended December 31,
                                                                ---------------------------------------------------
                                                                        1998                        1997
                                                                ----------------------     ------------------------
Assets:
   Cash and other short-term investments                        $              985         $             3,317
   Fixed maturities, at market value                                        10,433                      15,198
   Equity securities, at market value                                        1,010                       1,038
   Investment real estate                                                        -                         566
   Investment in consolidated subsidiaries                                  39,584                      38,224
   Accrued investment income                                                   213                         288
   Leasehold improvements and equipment, net                                     -                         960
   Advances due from subsidiaries                                            2,107                       4,219
   Receivable from subsidiary on Surplus Certificate                           777                         777
   Other assets                                                              3,088                       4,580
                                                                ----------------------     ------------------------
     Total Assets                                               $           58,197         $            69,167
                                                                ======================     ========================
Liabilities:
   Senior subordinated notes, net                               $           19,523         $            19,447
   Convertible subordinated notes                                           70,000                      70,000
   Payable to subsidiaries                                                       -                          36
   Interest and dividends payable                                           11,315                       4,861
   Other liabilities                                                         7,504                       1,241
                                                                ----------------------     ------------------------
     Total Liabilities                                                     108,342                      95,585
                                                                ----------------------     ------------------------

Redeemable Preferred Stock                                                  11,935                      19,000
                                                                ----------------------     ------------------------

Stockholders' Equity:
   Common stock                                                                703                         620
   Capital in excess of par value                                           37,641                      30,843
   Accumulated other comprehensive income,
     net of tax                                                              3,911                       4,649
   Deficit                                                                (104,335)                    (81,530)
                                                                ----------------------     ------------------------

     Total Stockholders' Deficit                                           (62,080)                    (45,418)
                                                                ----------------------     ------------------------

       Total Liabilities, Redeemable Preferred Stock

         and Stockholders' Deficit                              $           58,197         $            69,167
                                                                ======================     ========================


The condensed financial information should be read in conjunction with the Westbridge Capital Corp. consolidated financial statements as of December 31, 1998 and notes thereto.

                                   SCHEDULE II

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Year Ended December 31,
                                                               ---------------------------------------------------------
                                                                    1998                 1997                 1996
                                                               ---------------      ---------------      ---------------
Cash Flows From Operating Activities:
   (Loss) income applicable to common stockholders              $   (22,805)         $   (98,716)          $    6,611
   Adjustments to reconcile net (loss) income to cash
     provided by (used for) operating activities:
   Equity in undistributed net loss (income) of subsidiaries          8,782               86,419              (10,402)
   Depreciation expense                                                  89                  422                  452
   Accrued investment income                                             75                 (238)                 (16)
   Decrease (increase) in other assets                                1,043                   51                   (7)
   Advances (due from) due to subsidiaries, net                      (2,105)              (2,536)               1,471
   Increase (decrease) in other liabilities                           6,263                  665                 (137)
   Increase (decrease) in interest and dividend payable               6,454                4,446                   (1)
   Other, net                                                           595                2,980                  457
                                                               ---------------      ---------------      ---------------
     Net Cash Used For Operating Activities                          (1,609)              (6,507)              (1,572)
                                                               ---------------      ---------------      ---------------

Cash Flows From Investing Activities:

   Proceeds from sale of investments                                  5,176               42,268                    -
   Cost of investments acquired                                           -              (57,366)                   -
   Additions to leasehold improvements and equipment,
     net of retirements                                                 (27)                (349)                (165)
   (Increase) decrease in other assets                                 (283)                 288                  158
   Investment in subsidiaries                                        (6,321)             (43,105)               1,038
                                                               ---------------      ---------------      ---------------
     Net Cash (Used For) Provided by Investing Activities            (1,455)             (58,264)               1,031
                                                               ---------------      ---------------      ---------------

Cash Flows From Financing Activities:
   Decrease (increase) in other assets                                  732               (1,914)                 218
   Issuance of convertible notes                                          -               70,000                    -
   (Retirement) issuance of note payable                                  -               (1,103)                 103
   Issuance of common stock                                               -                  140                  140
   Purchase and cancellation of common stock                              -                 (276)                (125)
                                                               ---------------      ---------------      ---------------
     Net Cash Provided By Financing Activities                          732               66,847                  336
                                                               ---------------      ---------------      ---------------
     (Decrease) increase in Cash and Short-Term
       Investments During the Year                                   (2,332)               2,076                 (205)
     Cash and Other Short-Term Investments at
       Beginning of Year                                              3,317                1,241                1,446
                                                               ===============      ===============      ===============
     Cash and Other Short-Term Investments at End of Year       $       985          $     3,317           $    1,241
                                                               ===============      ===============      ===============






The condensed financial information should be read in conjunction with the Westbridge Capital Corp. consolidated financial statements as of December 31, 1998 and notes thereto.

                                  SCHEDULE III

                            WESTBRIDGE CAPITAL CORP.

                       SUPPLEMENTARY INSURANCE INFORMATION
                                 (IN THOUSANDS)

                                                    Other
                                                    Policy
                               Deferred             Claims                        Benefits Amortization
                                Policy    Future     and                  Net       and    of Policy    Other
                              Acquisition Policy   Benefits    Premium  Investment Claims  Acquisition  Operating  Premiums
Segment                         Costs     Benefits  Payable    Revenue   Income    Expense    Costs     Expenses   Written*
-----------------------------  --------  ---------  -------   --------- ---------  -------   --------    -------   --------
YEAR ENDED DECEMBER 31, 1998:
Insurance operations            $14,177   $53,871   $44,116   $135,717   $ 8,314   $ 99,419   $ 4,411   $ 44,447   $ 31,216
Other activities                   --        --        --         --       2,607       --        --       23,828    =======
Corporate (parent company)         --        --        --         --       1,090       --        --       16,009
                                =======   =======   =======    =======   =======    =======   =======    ========
     Total                      $14,177   $53,871   $44,116   $135,717   $12,011   $ 99,419   $ 4,411   $ 84,284
                                =======   =======   =======    =======   =======    =======   =======    ========


YEAR ENDED DECEMBER 31, 1997:
Insurance operations            $19,165   $55,811   $51,784   $161,097   $ 7,325   $136,866   $30,873   $ 91,633   $ 73,611
Other activities                   --        --        --         --       1,547       --        --       27,564    =======
Corporate (parent company)         --        --        --         --       2,151       --        --       11,373
                                =======   =======   =======    =======   =======    =======   =======    ========
     Total                      $19,165   $55,811   $51,784   $161,097   $11,023   $136,866   $30,873   $130,570
                                =======   =======   =======    =======   =======    =======   =======    ========


YEAR ENDED DECEMBER 31, 1996:
Insurance operations            $83,871   $54,204   $39,186   $156,780   $ 6,514   $ 94,187   $22,907   $ 16,385   $107,149
Other activities                   --        --        --         --       1,784       --        --       24,433    =======
Corporate (parent company)         --        --        --         --         438       --        --        4,637
                                =======   =======   =======    =======   =======    =======   =======    ========
     Total                      $83,871   $54,204   $39,186   $156,780   $ 8,736   $ 94,187   $22,907   $ 45,455
                                =======   =======   =======    =======   =======    =======   =======    ========





*Premiums Written--Amounts do not apply to life insurance.

                            WESTBRIDGE CAPITAL CORP.

                                   SCHEDULE IV

                                   REINSURANCE

                       (IN THOUSANDS, EXCEPT PERCENTAGES)

                                                                           Assumed                            Percentage
                                                       Ceded to             From                               of Amount
                                      Gross              Other              Other              Net              Assumed
                                      Amount           Companies          Companies           Amount            to Net
                                  ---------------    --------------     --------------    ---------------    --------------
YEAR ENDED DECEMBER 31, 1998:
Life insurance in force           $     44,815       $     7,275        $          -      $     37,540                 -
                                  ===============    ==============     ==============    ===============
Premiums:
   Life                           $        664       $        22        $          -      $        642                 -
   Accident and health                 136,291             2,812               1,596           135,075             1.18%
                                  ---------------    --------------     --------------    ---------------
       Total premiums             $    136,955       $     2,834        $      1,596      $    135,717             1.18%
                                  ===============    ==============     ==============    ===============

YEAR ENDED DECEMBER 31, 1997:
Life insurance in force           $     53,065       $         -        $          -      $     53,065                 -
                                  ===============    ==============     ==============    ===============
Premiums:
   Life                           $        832       $         -        $          -      $        832                 -
   Accident and health                 161,865             3,635               2,035           160,265             1.27%
                                  ---------------    --------------     --------------    ---------------
       Total premiums             $    162,697       $     3,635        $      2,035      $    161,097             1.26%
                                  ===============    ==============     ==============    ===============

YEAR ENDED DECEMBER 31, 1996:
Life insurance in force           $     86,978       $         -        $          -      $     86,978                 -
                                  ===============    ==============     ==============    ===============
Premiums:
   Life                           $        889       $         -        $          -      $        889                 -
   Accident and health                 155,952             4,063               4,002           155,891             2.57%
                                  ---------------    --------------     --------------    ---------------
       Total premiums             $    156,841       $     4,063        $      4,002      $    156,780             2.55%
                                  ===============    ==============     ==============    ===============

                                   SCHEDULE V

                            WESTBRIDGE CAPITAL CORP.

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (IN THOUSANDS)

                                                                     Additions
                                                                      Charged                                 Balance
                                                Balance at              to                                       at
                                                 Beginning           Costs and          Deductions             End of
                                                 of Period           Expenses          (Charge Offs)           Period
                                              ----------------    ----------------    ----------------     ---------------
YEAR ENDED DECEMBER 31, 1998:
Allowance for doubtful agents' balances         $    4,531          $      645          $        -           $    5,176
                                              ================    ================    ================     ===============

YEAR ENDED DECEMBER 31, 1997:
Allowance for doubtful agents' balances         $    1,729          $    2,802          $        -           $    4,531
                                              ================    ================    ================     ===============

YEAR ENDED DECEMBER 31, 1996:
Allowance for doubtful agents' balances         $    1,187          $    1,462          $     (920)          $    1,729
                                              ================    ================    ================     ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors is incorporated herein by reference to "Election of Directors" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999. Information relating to executive officers is contained under the heading "Executive Officers" in PART I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transaction is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 1999.

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

2.1 First Amended Plan of Reorganization of Westbridge Capital Corp. Under Chapter 11 of the Bankruptcy Code, dated as of October 30, 1998 (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 21, 1998).

2.2 Amended Disclosure Schedule Accompanying the First Amended Plan of Reorganization of Westbridge Capital Corp. under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on September 21, 1998).

2.3 Findings of Fact, Conclusions of Law, and Order confirming the First Amended Plan of Reorganization of Westbridge Capital Corp. dated October 30, 1998, as modified (incorporated by reference to Exhibit 2 to the Company's Form 8-K filed on December 29, 1998).

3.1 Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-A filed on March 25, 1999).

3.2 Amended and Restated By-Laws of the Company, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company's Form 8-A filed on March 25, 1999).

4.1 Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A filed on March 25, 1999).

4.2 Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A filed on March 25, 1999).

4.3 Form of Warrant Agreement dated as of March 24, 1999, between the Company and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company's Form 8-A filed on March 25, 1999).

4.4* Form of Preferred Stock Certificate.

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

10.7 Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to
     Exhibit 10.1 to the Company's Form 8-K filed on September 21, 1998).

10.8 Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed on September 21,
     1998).

10.9 Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed on September 21, 1998).

10.10Employment  Agreement  dated as of  September  15,  1998,  by and among the
     Company, Westbridge Management Corp. and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on September 21, 1998).

10.11* First Amendment and Waiver to Credit Agreement among  Westbridge  Funding
     Corporation, Westbridge Capital Corp. and LaSalle National Bank dated as of September 8, 1998.

10.12* First Amendment to Guaranty  Agreement dated as of March 24, 1999 between
     Westbridge Capital Corp. in favor of LaSalle National Bank.

10.13*  Registration  Rights  Agreement  dated as of March 24, 1999  between the
     Company and Special Situations Holdings, Inc. - Westbridge.

10.14* 1999 Stock Option Plan dated as of March 24, 1999.

21.1* List of Subsidiaries of Ascent Assurance, Inc.

24.1* Consent of PricewaterhouseCoopers LLP

27.1* Financial Data Schedule.

(b)      REPORT ON FORM 8-K.

          The Registrant filed a Report on Form 8-K dated March 25, 1999 in response to Item 5, Other Events, to report its emergence on March 24, 1999 from the Chapter 11 Case commenced on September 16, 1998.

          The Registrant filed a Report on Form 8-K dated December 29, 1998 in response to Item 3, Bankruptcy or Receivership, to report the confirmation of its First Amended Plan of Reorganization (the "Plan") under Chapter 11 of Title 11 of the United States Bankruptcy Court in the District of Delaware. In conjunction with this filing, the Company submitted a copy of the Confirmation Order with accompanying exhibits, including a copy of the Plan as confirmed.

------------------------
*        Filed Herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.


                                             ASCENT ASSURANCE, INC.
                                            (FORMERLY, WESTBRIDGE CAPITAL CORP.)

                                            /S/ PATRICK J. MITCHELL
                                               (Patrick J. Mitchell,
                                                Chairman of the Board and
                                                Chief Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                                        TITLE                                      DATE
------------------------------------------------ ------------------------------------------ ----------------

 /S/ PATRICK J. MITCHELL                         Director, Chairman of the Board            March 29, 1999
(Patrick J. Mitchell)                            and Chief Executive Officer
                                                 (Principal Executive Officer)
                                                 (Principal Financial and Accounting

                                                 Officer)

 /S/ JOHN H. GUTFREUND                           Director                                   March 29, 1999
(John H. Gutfreund)

 /S/ RICHARD H. HERSHMAN                         Director                                   March 29, 1999
(Richard H. Hershman)

 /S/ MICHAEL A. KRAMER                           Director                                   March 29, 1999
(Michael A. Kramer)

 /S/ ROBERT A. PEISER                            Director                                   March 29, 1999
(Robert A. Peiser)

 /S/ JAMES K. STEEN                              Director                                   March 29, 1999
(James K. Steen)

                                INDEX OF EXHIBITS

Exhibit
NUMBER   DESCRIPTION OF EXHIBIT

4.4*            Form of Preferred Stock Certificate.

10.11* First Amendment and Waiver to Credit Agreement among Westbridge Funding Corporation, Westbridge Capital Corp. and LaSalle National Bank dated as of September 8, 1998.

10.12* First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank.

10.13* Registration Rights Agreement dated as of March 24, 1999 between the Company and Special Situations Holdings, Inc. - Westbridge.

10.14*          1999 Stock Option Plan dated as of March 24, 1999.

21.1*           List of Subsidiaries of Ascent Assurance, Inc.

24.1*           Consent of PricewaterhouseCoopers LLP

27.1*           Financial Data Schedule.

* Filed Herewith

                                  EXHIBIT 21.1

                     SUBSIDIARIES OF ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)

             PERCENTAGE SUBSIDIARY                                                                  OWNERSHIP

  1.         National Foundation Life Insurance Company (Delaware)                                     100%

  2.         American Insurance Company of Texas (Texas)                                               100%

  3.         National Financial Insurance Company (Texas)                                              100%

  4.         Freedom Life Insurance Company of America (Mississippi)                                   100%

  5.         Freedom Holding Company (Kentucky)                                                        100%

  6.         Ascent Funding, Inc. (Delaware)                                                           100%
             (formerly, Westbridge Funding Corporation)

  7.         Foundation Financial Services, Inc. (Nevada)                                              100%

  8.         NationalCare(R) Marketing, Inc. (Delaware)                                                100%
             (formerly, Westbridge Marketing Corporation)

  9.         Westbridge Printing Services, Inc. (Delaware)                                             100%

10.          Ascent Management, Inc. (Delaware)                                                        100%
             (formerly, Westbridge Management Corp.)

11.          Ascent Financial, Inc. (Delaware)                                                         100%
             (formerly, Westbridge Financial Corp.)

12.          Precision Dialing Services, Inc. (Delaware)                                               100%

13.          Senior Benefits, LLC (Arizona)                                                            100%

14.          American Senior Security Plans, LLC (Delaware)                                            100%

15.          Health Care-One Marketing Group, Inc. (Texas)                                              80%

16.          LifeStyles Marketing Group, Inc. (Delaware)                                               100%

17.          Health Care-One Insurance Agency, Inc. (California)                                        50%

                                  EXHIBIT 24.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-55192) of Westbridge Capital Corp. and its subsidiaries of our report dated March 29, 1999, appearing on page 40 of this Form 10-K.

 /S/ PRICWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 1999

                                                                     EXHIBIT 4.4

NY1:#3209613v1


                           Incorporated under the Laws
                            of the State of Delaware

                             ASCENT ASSURANCE, INC.

                SERIES A CONVERTIBLE PREFERRED STOCK CERTIFICATE

                  This certifies that ______________ is the owner of __________ fully paid and non-assessable shares of the Series A Convertible Preferred Stock of the par value of $0.01 per share of Ascent Assurance, Inc. (hereinafter called the "Corporation") transferable on the books of the Corporation in person or by duly authorized attorney upon surrender of this Certificate properly endorsed. This Certificate and the shares represented hereby are issued and shall be held subject to all the provisions of the Certificate of Incorporation and By-Laws of the Corporation and the amendments from time to time made thereto, copies of which are or will be on file at the principal office of the Corporation, to all of which the holder by acceptance hereof assents.

                  WITNESS the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.

                                                        ASCENT ASSURANCE, INC.

                                                   By  /S/ PATRICK J. MITCHELL
                                                        Chairman of the Board

Attest:

 /S/ PATRICK H. O'NEILL
         Secretary

THE CORPORATION WILL FURNISH TO ANY STOCKHOLDER, UPON REQUEST AND WITHOUT CHARGE, A FULL STATEMENT OF THE POWERS, DESIGNATIONS, PREFERENCES AND RELATIVE, PARTICIPATING, OPTIONAL OR OTHER SPECIAL RIGHTS OF EACH CLASS OF STOCK OR SERIES THEREOF AUTHORIZED TO BE ISSUED AND THE QUALIFICATIONS, LIMITATIONS OR RESTRICTIONS OF SUCH PREFERENCES AN/OR RIGHTS. ANY SUCH REQUEST MAY BE ADDRESSED TO THE SECRETARY OF THE CORPORATION.

         The following abbreviations, when used in the inscription on the face of this certificate, shall be construed as though they were written out in full according to applicable laws or regulations:

TEN COM -as tenants in common           UNIF GIFT MIN ACT - ....Custodian...
TEN ENT -as by the entireties                             (Cust)       (Minor)
JT TEN  -as joint tenants with right of           under Uniform Gifts to Minors
         Survivorship and not as tenants          Act.........................
         in common                                          (State)

    Additional abbreviations may also be used though not in the above list.

  For Value Received, ___________________ hereby sell, assign and transfer unto

   PLEASE INSERT SOCIAL SECURITY OR OTHER
         IDENTIFYING NUMBER OF ASSIGNEE



------------------------------------------------------------------------------
            (Please print or typewrite name and address of Assignee)

------------------------------------------------------------------------------

_________________________________________________Shares of the stock represented by the within Certificate, and do hereby irrevocably constitute and appoint ___________________ ____________________________Attorney to transfer the said stock on the books of the within named Corporation with full power of substitution in the premises.

Dated _________________________

Signature(s) Guaranteed             ___________________________________________

                                            Notice:   The Signature to this
                                                      Assignment must correspond
                                                      with the name as written
                                                      upon the Fact of the
                                                      Certificate, in every
                                                      particular, without
                                                      alteration or enlargement,
                                                      or any change whatever.

By______________________________

The Signature should be guaranteed by an eligible guarantor institution (Banks, Stockbrokers, savings and loan associations and credit unions with membership in an approved signature guarantee medallion program), pursuant to S.E.C. Rule 17 Ad-15.

                                                                   EXHIBIT 10.11

                               FIRST AMENDMENT AND
                           WAIVER TO CREDIT AGREEMENT
                      AMONG WESTBRIDGE FUNDING CORPORATION,
                       WESTBRIDGE CAPITAL CORPORATION, AND
                              LASALLE NATIONAL BANK

                             Dated September 8, 1998

         The First Amendment and Waiver ("Amendment") to that certain Credit Agreement, dated as of June 6, 1997, as amended from time to time (collectively, "Credit Agreement"), by and between LaSalle National Bank ("Bank") and Westbridge Funding Corporation ("Borrower") is entered into as of the date stated above by the Borrower, the Bank and Westbridge Capital Corporation (the "Guarantor"). Capitalized terms used herein without definition shall have the respective meanings assigned thereto in the Credit Agreement.

                                   WITNESSETH:

     WHEREAS, the Bank and the Borrower are parties to the Credit Agreement; and

     WHEREAS, as condition to the Credit Agreement, the Guarantor issued its Guaranty to the Bank of all of the Obligations of the Borrower to the Bank pursuant to the Credit Agreement and the related Loan Documents;

     WHEREAS, the Borrower and the Guarantor have advised the Bank that the Guarantor intends to file a voluntary petition for relief in the United States Bankruptcy Court, District of Delaware, pursuant to Chapter 11 of the Bankruptcy Code (the "Proceeding") on or about September 10, 1998; and

     WHEREAS, pursuant to the Credit Agreement, the commencement of the Proceeding constitutes one or more Events of Default; and

     WHEREAS, upon the occurrence of any Event of Default, the Bank may exercise various rights and remedies provided to it in the Loan Documents, or by applicable law or in equity, including, without limitation, terminating the Commitment, declaring all amounts owing under the Credit Agreement to be forthwith due and payable, and exercising any and all rights that it may have with respect to the Collateral (as such term is defined in the Security Agreement); and

     WHEREAS, the Borrower and Guarantor have requested, and the Bank has agreed, subject to the terms and conditions herein, to waive the occurrence and continuance of the Events of Default occasioned by the commencement of the Proceeding; and

     WHEREAS, the Borrower has also requested, and the Bank has agreed, to modify and amend certain provisions of the Credit Agreement to more accurately reflect certain obligations actually incurred from time to time by the Borrower;

     NOW, THEREFORE, for good and valuable consideration, the receipt and adequacy and sufficiency of which are hereby acknowledged, the Bank, the Borrower and the Guarantor hereby agree as follows:

     1. WAIVER OF EVENTS OF DEFAULT. Subject to the terms hereof, the Bank hereby waives the Events of Default occasioned as a result of the commencement of the Proceeding by the Guarantor. Such Waiver is limited to the Events of Default occasioned by the commencement of the Proceeding and it is not a waiver with respect to any other Default or Event of Default which has or may occur pursuant to the terms of the Credit Agreement generally. In particular, during the term of this Waiver, the Bank hereby waives any Event of Default arising under the following provisions of the Credit Agreement, insofar as they apply to the Guarantor and are occasioned by the commencement of the
          Proceeding: (i) Section 8.1(c); (ii) Section 8.1(e), to the extent relating to compliance with Sections 6.3, 6.4 and 6.9 of the Guaranty, or Section 9(ii) of the Pledge Agreement, or to the extent performance of other provisions thereof by the Guarantor is prohibited by the pendency of the Proceeding; (iii) Section 8.1(j); and (iv) Section 8.1.(k).

     2.   WAIVER FEE; TERM OF WAIVER. In addition to the conditions set forth in
          Section 4 hereof, this Amendment and the effectiveness of the waiver herein contained is conditioned upon the payment by Borrower to the Bank of a waiver fee on the date hereof in the amount of $50,000. In consideration of such fee, and subject to the conditions precedent set forth in Section 4 hereof, the waiver herein granted shall continue from the date of the commencement of the Proceeding through and including March 9, 1999. Thereafter, in the event that a final, non-applicable order of confirmation has not yet been entered in the Proceeding, in the sole discretion of the Bank, and so long as no Default or Event of Default other than those waived hereby has occurred and is continuing, the Bank may elect to extend the waiver for one or more 30-day periods, upon the payment by the Borrower to the Bank of an extension fee for each such 30-day period in the amount of $15,000. Nothing herein contained shall obligate the Bank to extend the waiver beyond March 9, 1999, or to grant any additional extensions after such date. Notwithstanding anything contained in this Section 2 to the contrary, in the event that Guarantor in any way seeks to modify the treatment of the LaSalle Claim form that provided for in the Plan (as herein defined) without the Bank's consent, or should an order of confirmation be entered with respect to any plan of reorganization which would have the effect of impairing the LaSalle Claim without the Bank's consent, the waiver contained herein shall immediately and automatically terminate.

     3. AMENDMENT TO CREDIT AGREEMENT. Section 1.1 of the Credit Agreement is hereby amended, effective as of June 30, 1998, by deleting the defined term "INTEREST COVERAGE RATIO" and inserting the following in its stead:

          "INTEREST COVERAGE RATIO" at the end of any fiscal quarter means the ratios of (i) an amount equal to the sum of (a) consolidated GAAP EBIT of the Borrower and all Subsidiaries for the immediately preceding four fiscal quarters (ending on such date) PLUS (b) Deferred Revenues for the immediately preceding four fiscal quarters (ending on such date), to (2) total Interest Expense of the Borrower and its Subsidiaries on a consolidated basis for the immediately preceding four fiscal quarters (ending on such date).

     4. CONDITIONS PRECEDENT. This Amendment and the waiver herein contained is subject to the satisfaction of the following condition precedent:

     i. The Guarantor shall file a plan of reorganization and related disclosure statement substantially in the form delivered by the Guarantor's counsel to the Bank on August 25, 1998 (the "Plan").

     5. COVENANTS OF GUARANTOR. So long as the Proceeding shall continue, Guarantor hereby covenants and agrees to deliver to the Bank, promptly following their delivery to the Court, copies of all filings, pleadings, financial reports, budgets, studies and the like filed in the Proceeding. All such deliveries shall be in addition to any and all reporting requirements set forth in the Credit Agreement.

     6. REAFFIRMATION. The Borrower hereby reaffirms to the Bank that, except as modified hereby, the Credit Agreement and all of the Loan Documents remain in full force and effect and have not been otherwise waived, modified or amended.

     7. GOVERNING LAW AND INTERPRETATION. This Amendment has been delivered in Chicago, Illinois, and shall be governed by and construed in accordance with the provisions of the Credit Agreement and the laws and decisions of the State of Illinois without giving effect to the conflict of law principles thereunder.

     8. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. One or more counterparts of this waiver may be delivered by telecopier, with the intention that they shall have the same effect as an original counterpart thereof.

         IN WITNESS WHEREOF, each of the parties hereto has caused this Waiver to be duly executed and delivered as of the day and year first above written.

                                      BANK:

                                      LASALLE NATIONAL BANK

                                      By:  /S/ JANET R. GATES
                                      Its:  FIRST VICE PRESIDENT

                                      BORROWER:

                                      WESTBRIDGE FUNDING CORPORATION

                                      By:  /S/ PATRICK J. MITCHELL
                                      Its:  PRESIDENT

                                      GUARANTOR:

                                      WESTBRIDGE CAPITAL CORP.

                                      By:  /S/ PATRICK J. MITCHELL
                                      Its:  PRESIDENT

                                                                   EXHIBIT 10.12

                      FIRST AMENDMENT TO GUARANTY AGREEMENT

         This FIRST AMENDMENT TO GUARANTY AGREEMENT (this "Amendment") dated as of March 24, 1999, is made by Westbridge Capital Corp., a Delaware corporation (the "Guarantor") for the benefit of LaSalle National Bank (the "Bank"), its successors and assigns and any and all other Beneficiaries. Capitalized terms used herein without definition shall have the respective meanings assigned to them in that certain Guaranty Agreement made by Guarantor in favor of Bank and dated as of June 26, 1997 (the "Guaranty Agreement").

                                 R E C I TA L S

     A. Pursuant to that certain Credit Agreement dated as of June 6, 1997 (the "Credit Agreement") between Westbridge Funding Corporation (the "Debtor") and the Bank, the Bank agreed, on certain terms and conditions, to make revolving loans to the Debtor from time to time in an aggregate principal amount at any one time outstanding not to exceed $20,000,000 (the "Revolving Loans").

     B. The Debtor is an indirect wholly-owned subsidiary of the Guarantor.

     C. As a condition to making the Revolving Loans, the Bank required that the Guarantor execute and deliver the Guaranty Agreement.

     D. On September 16, 1998, Guarantor filed its voluntary petition for relief pursuant to Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court, District of Delaware, Case No. 98-2105 (the "Proceeding").

     E. Pursuant to the Credit Agreement, the commencement of the Proceeding constitutes one or more Events of Default.

     F. Pursuant to that certain First Amendment and Waiver to Credit Agreement dated as of September 8, 1998 among Debtor, Guarantor and the Bank, the Bank agreed to waive the Events of Default occasioned as a result of the commencement of the Proceeding, on the condition, among other things, that the Guarantor agree to restate and reaffirm the Guaranty Agreement and certain other agreements between Guarantor and the Bank, including, without limitation, that certain Pledge Agreement dated as of June 26, 1997, made by Guarantor in favor of the Bank, all pursuant to a Plan of Reorganization acceptable to the Bank (the "Plan").

     G. On December 17, 1998, a confirmation hearing was held with respect to Guarantor's Plan, and such Plan was approved in all respects.

         NOW, THEREFORE, the Guarantor hereby agrees as follows:

1.       AMENDMENTS TO GUARANTY AGREEMENT.

     1.1 GENERAL. Each ARTICLE of the Guaranty Agreement is hereby renumbered so as to be in proper numerical sequence, commencing with ARTICLE 1 and ending with ARTICLE 7.

     1.2 DEFINITIONS. The defined term "Consolidated GAAP Net Worth" contained in Section 1.2 of the Guaranty Agreement is hereby amended by deleting the parenthetical phrase contained in subsection (d) and inserting the following in its stead:

               "(without   giving   effect  to  any   increase  or  decrease  to
               Consolidated GAAP Net Worth attributable to the application of SFAS Nos. 115 and 130)".

     1.3  FINANCIAL COVENANTS.

          (a) Section 6.3 of the Guaranty Agreement is hereby amended by deleting the reference to "$62,500,000" contained therein and inserting "$45,000,000" in its stead.

          (b) Section 6.4 of the Guaranty Agreement is hereby deleted in its entirety and INTENTIONALLY DELETED is inserted in its stead.

          (c) Section 6.6 of the Guaranty Agreement is hereby amended by deleting the first sentence thereof and inserting the following in its stead:

               "At any time that the Obligations remain outstanding, permit the RBC Ratio of any Insurance Subsidiary (excluding NFIC) to be less than 105%."

          (d) Section 6.7 of the Guaranty Agreement is hereby deleted in its entirety and INTENTIONALLY DELETED is inserted in its stead, and the Bank hereby consents to any Insurance Subsidiary having an A.M. Best Rating of NR.

          (e) SCHEDULE 6.8 to the Guaranty Agreement is hereby deleted in its entirety and SCHEDULE 6.8 attached hereto is substituted in its stead.

     1.4 AMENDMENT TO OFFICER'S CERTIFICATE. Attachment 4 to the Officer's Certificate attached as Exhibit A to the Guaranty Agreement is hereby deleted in its entirety and Attachment 4 attached hereto is substituted in its stead.

     2. CONSENT TO CHANGE OF NAME. The Bank hereby consents to the Guarantor's change of its name to Ascent Assurance, Inc. effective on or about March 24, 1999.

     3. CONDITIONS PRECEDENT. This Amendment is subject to the satisfaction of the following condition precedent, and thereupon shall be effective as of March 24, 1999:

          (i) The confirmation of the Guarantor' s Plan shall be come final and non-appealable, and shall in all respects be satisfactory to the Bank.

     4. REAFFIRMATION OF PLEDGE AGREEMENT. The Guarantor hereby reaffirms to the Bank that the Pledge Agreement is hereby restated in its entirety and remains in full force and effect as it relates to the Guaranty Agreement as hereby amended.

     5. REAFFIRMATION OF GUARANTY AGREEMENT. The Guarantor hereby reaffirms to the Bank that, except as modified hereby, the Guaranty Agreement is hereby restated in its entirety and remains in full force and effect.

     6. GOVERNING LAW. This Amendment has been delivered in Chicago, Illinois and shall be governed by and construed in accordance with the provisions of the laws and decisions of the State of Illinois, without giving effect to the conflict of law principles thereunder.

     7. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. One or more counterparts of this Amendment may be delivered by telecopier, with the intention that they shall have the same effect as an original counterpart thereof.

                                                                   EXHIBIT 10.12
     IN WITNESS WHEREOF, each of the parties hereto has caused this Amendment to be duly executed and delivered as of the day and year first above written.

                                          BANK:

                                          LASALLE NATIONAL BANK

                                          By:  /S/ JANET R. GATES
                                          Its: SENIOR VICE PRESIDENT

                                          GUARANTOR:

                                          ASCENT ASSURANCE, INC.
                                          (FORMERLY, WESTBRIDGE CAPITAL CORP.)

                                          By:  /S/ PATRICK J. MITCHELL
                                          Its: CHAIRMAN AND CEO

                                                                   EXHIBIT 10.12

                                  SCHEDULE 6.8

                     MINIMUM STATUTORY SURPLUS REQUIREMENTS
                                 (in million $)



     INSURANCE SUBSIDIARY                       1999
-------------------------------------------------------------
NFL                                             $13.5
-------------------------------------------------------------
NFIC                                            $ 1.4
-------------------------------------------------------------
AIC                                             $ 1.4
-------------------------------------------------------------
FLICA                                           $ 9.5
-------------------------------------------------------------

EXHIBIT 10.12


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

SECTION 6.3.  MINIMUM CONSOLIDATED GAAP NET WORTH

1.       Consolidated GAAP Net Worth as of the Guarantor
the fiscal quarter  ending  ______________, 199__.                              = ________________

2. Consolidated positive Net Income of the Guarantor for each fiscal quarter following the fiscal quarter ending _________________ was:

         [INCLUDE DATA FOR EACH QUARTER, AS APPLICABLE]

2a.      The sum of the positive Net Income for each of the quarters
set forth in Line 2 above                                                       = ________________

2b.      50% of line 2a                                                         = ________________

3.       100% of proceeds resulting from any issuance by Guarantor of its
capital stock                                                                   = ________________

4.       The sum of $45,000,000 and line 2b and line 3                          = ________________

5.       Line 1 is not less than line 4.

                                                                   EXHIBIT 10.12



SECTION 6.4.  INTENTIONALLY DELETED

SECTION 6.5.  INVESTMENT GRADE ASSETS.

1.       Total consolidated Investment of  the Insurance
Subsidiaries and Eligible Non-Insurance Company Sellers
in Investment Grade Securities:                               = ________________

2.       Total Invested Assets:                               = ________________

3.       The ratio of line 1 to line 2:                       = ___ : ___

4.       The ratio in line 3 is at least .95 to 1.00.


SECTION 6.6.  RBC RATIO.



                                                       NFL     AIC     FLICA
------------------------------------------------------------------------------
1. Adjusted Capital and Surplus as of the fiscal
[quarter/year] ending [_____,], 199_:

------------------------------------------------------------------------------
2. Authorized Control Level RBC as of the fiscal year ending [_____,], 199_:

------------------------------------------------------------------------------
3. The ratio of line 1 to line 2.

------------------------------------------------------------------------------
4. The ratio in line 3 is at least 1.05 to 1.0.
------------------------------------------------------------------------------



SECTION 6.7.  INTENTIONALLY DELETED

SECTION 6.8.  MINIMUM STATUTORY SURPLUS OF INSURANCE SUBSIDIARIES


                                       NFL       NFIC       AIC        FLI
-------------------------------------------------------------------------------
1 Positive Statutory Capital
and Surplus of Insurance
Subsidiary as of the fiscal
quarter ending ___________

------------------------------------------------- --------------- -------------
2 Positive Statutory Net Income
for each fiscal quarter
following the fiscal
quarter ending ______________
was

[INCLUDE DATA FOR EACH
QUARTER, AS APPLICABLE]

------------------------------------------------- --------------- -------------
2.a The sum of positive Statutory
Net Income for each of
the quarters set forth in line
2 above

------------------------------------------------- --------------- -------------
2.b  50% of line 2.a.

------------------------------------------------- --------------- -------------
3 Contributions to surplus
made by Debtor to any
Insurance Subsidiary with
Positive Statutory Net Income
during each fiscal quarter were:

[INCLUDE DATA FOR EACH
QUARTER, AS APPLICABLE]

------------------------------------------------- --------------- -------------
3.a The sum of the contributions
to surplus for each of the
quarters

------------------------------------------------- --------------- -------------
4 Applicable Annual Base Statutory
  Surplus from Schedule 6.8

------------------------------------------------- --------------- -------------
5 The sum of line 2.b.,
line 3.a. and line 4

------------------------------------------------- --------------- -------------
6 Line 1 is not less
 than line 5

-------------------------------------------------------------------------------

                                                                   EXHIBIT 10.12

SECTION 6.9  FUNDED DEBT RATIO

1.       Funded Debt                                               _____________

2.       Consolidated GAAP Net Worth                               _____________

3.       Total Capitalization (the sum of line
         1 and line 2)                                             _____________

4.       The ratio of line 1 to line 3                             _____________

5.       The ratio in line 4 is not greater than .65 to 1.0.       _____________

                                                                   EXHIBIT 10.13


                          REGISTRATION RIGHTS AGREEMENT

         This Registration Rights Agreement, dated as of March 24, 1999, among Ascent Assurance, Inc. (formerly Westbridge Capital Corp.), a Delaware corporation (the "COMPANY") and the holders of Common Stock and the holders of New Convertible Preferred Stock of the Company listed on Schedule I hereto (the "INITIAL HOLDERS").

                              W I T N E S S E T H:

         WHEREAS, pursuant to Section VII.A. of the First Amended Plan of Reorganization of the Company under Chapter 11 of the Bankruptcy Code dated October 30, 1998, as the same may have been amended or supplemented from time to time prior to the date hereof (the "PLAN"), as of the Effective Date (as defined in the Plan) the Company is obligated to enter into a registration rights agreement substantially in the form of Exhibit "B" thereto; and

         WHEREAS, the parties hereto have agreed that the execution and delivery by the Company and the Initial Holders of this Agreement will satisfy such obligation under the Plan;

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

          "REGISTRABLE SECURITIES" means (i) the shares of Common Stock issued to any Initial Holder pursuant to the Plan, (ii) the shares of Preferred Stock issued to any Initial Holder pursuant to the Plan or the Stock Purchase Agreement dated as of September 16, 1998 between the Company and Credit Suisse First Boston Corporation (the "Stock Purchase Agreement"),
     (iii) any shares of Common Stock issued upon conversion of shares of Preferred Stock issued to any Initial Holder pursuant to the Plan or the Stock Purchase Agreement and (iv) any securities issued or issuable in respect of or in exchange for any of the shares of Common Stock or Preferred Stock referred to in clause (i), (ii) or (iii) by way of a stock dividend or other distribution, stock split, reverse stock split or other combination of shares, recapitalization, reclassification, merger, consolidation or exchange offer. As to any particular Registrable
     Securities, once issued such securities shall cease to be Registrable Securities when (i) a Registration Statement with respect to the sale of such securities shall have become effective under the Securities Act and such securities shall be eligible to be disposed of in accordance with such Registration Statement, (ii) such securities shall (x) have been sold, or
     (y) with respect to any Registrable Securities held by any Holder, all Registrable Securities then owned by such Holder can be sold in any three-month period, in either case pursuant to Rule 144 (or any successor provision) under the Securities Act ("RULE 144"), (iii) such securities shall have been otherwise transferred and new certificates for such securities not bearing a legend restricting further transfer shall have been delivered by the Company or (iv) such securities shall have ceased to be outstanding. Shares of Common Stock available upon the conversion of the Preferred Stock shall not constitute "REGISTRABLE SECURITIES" for purposes of this Agreement and shall not be available for inclusion in a Registration Statement to be filed pursuant to Section 2 or 5 hereof until such shares are actually obtained upon conversion of the Preferred Stock.

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

         if to the Company, to:

                  Ascent Assurance, Inc.
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

                                          ASCENT ASSURANCE, INC.

                                          By: /S/ PATRICK J. MITCHELL
                                          Name:  Patrick J. Mitchell
                                          Title:  Chairman & CEO

          SPECIAL SITUATIONS HOLDINGS, INC. -- WESTBRIDGE

                                           By: /S/ DAVID J. MATLIN

                                           Name:  David J. Matlin
                                           Title:  Managing Director

                                                                      Schedule I



                                 INITIAL HOLDERS

                             Initial Number of Shares  Initial Number of Shares
                               OF NEW COMMON STOCK      OF NEW PREFERRED STOCK

Special Situations Holdings,       3,093,999*                  23,257
Inc.-- Westbridge






* This represents the number of shares of New Common Stock which Special Situations Holdings, Inc. - Westbridge will receive on the Initial Distribution Date (as defined in the Plan). This number will be automatically adjusted upward to include any New Common Stock received as surplus on the Distribution Date (as defined in the Plan).

                                                                   EXHIBIT 10.14

NY2:#4259609v5



                             ASCENT ASSURANCE, INC.

                             1999 STOCK OPTION PLAN

                                    * * * * *


     1. PURPOSE. The purpose of the 1999 Stock Option Plan (the "Plan") is to further and promote the interests of Ascent Assurance, Inc., its Subsidiaries and its shareholders by enabling the Company and its Subsidiaries to attract, retain and motivate employees, non-employee directors and consultants (including marketing agents) or those who will become employees, non-employee directors or consultants (including marketing agents), and to align the interests of those individuals and the Company's shareholders. To do this, the Plan offers equity-based opportunities providing such employees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its Subsidiaries.

     2. DEFINITIONS. For purposes of the Plan, the following terms shall have the meanings set forth below:

          2.1  "AWARD"  means  an award or  grant  made to a  Participant  under
     Section 6 of the Plan.

          2.2 "AWARD AGREEMENT" means the agreement executed by the Company and a Participant pursuant to Sections 3.2 and 12.7 of the Plan in connection with the granting of an Award.

          2.2  "BOARD"  means  the  Board  of  Directors  of  the  Company,   as
     constituted from time to time.

          2.3 "CODE" means the Internal Revenue Code of 1986, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations and interpretations promulgated thereunder or with respect thereto.

          2.4 "COMMITTEE" means the committee of the Board established to administer the Plan, as described in Section 3 of the Plan.

          2.5 "COMMON STOCK" means the Common Stock, par value $.01 per share, of the Company or any security of the Company issued by the Company in substitution or exchange therefor.

          2.6 "COMPANY" means Ascent Assurance, Inc., a Delaware corporation, or any successor corporation to Ascent Assurance, Inc..

          2.7 "DISABILITY" means disability as defined in the Participant's then effective employment agreement, or if the participant is not then a party to an effective employment agreement with the Company which defines disability, "Disability" means disability as determined by the Committee in accordance with standards and procedures similar to those under the Company's long-term disability plan, if any. Subject to the first sentence of this Section 2.7, at any time that the Company does not maintain a long-term disability plan, "Disability" shall mean any physical or mental disability which is determined to be total and permanent by a physician selected in good faith by the Company.

          2.8 "EXCHANGE ACT" means the Securities Exchange Act of 1934, as in effect and as amended from time to time, or any successor statute thereto, together with any rules, regulations and interpretations promulgated thereunder or with respect thereto.

          2.9 "FAIR MARKET VALUE" means on, or with respect to, any given date(s), the last reported sale price or, in case no such sale takes place on such day, the average of the closing bid and asked prices of the Common Stock, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the principal national securities exchange on which the Common Stock is listed or admitted to trading or, if the Common Stock is not listed or admitted to trading on any national securities exchange, the last quoted sale price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotations System or such other system then in use, or, if on any such date the Common Stock is not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board of Directors of the Company. If at any time the Common Stock is not so traded, the Fair Market Value of a share of the Common Stock shall be determined in good faith by the Board.

          2.10 "INCENTIVE STOCK OPTION" means any stock option granted pursuant to the provisions of Section 6 of the Plan (and the relevant Award Agreement) that is intended to be (and is specifically designated as) an "incentive stock option" within the meaning of Section 422 of the Code.

          2.11 "NON-QUALIFIED STOCK OPTION" means any stock option granted pursuant to the provisions of Section 6 of the Plan (and the relevant Award Agreement) that is not (and is specifically designated as not being) an Incentive Stock Option.

          2.12 "PARTICIPANT" means any individual who is selected from time to time under Section 5 to receive an Award under the Plan.

          2.13 "PLAN" means Ascent Assurance, Inc. 1999 Stock Option Plan, as set forth herein and as in effect and as amended from time to time (together with any rules and regulations promulgated by the Committee with respect thereto).

          2.14 "RETIREMENT" means the voluntary retirement by the Participant from active employment with the Company and its Subsidiaries on or after the attainment of (i) age 65, or (ii) 60, with the consent of the Board.

          2.15 "SUBSIDIARY(IES)" means any corporation (other than the Company) or other entity of which a majority of the outstanding capital stock or other equity interests having ordinary voting power in the election of directors or similar officials is owned, directly or indirectly through one or more corporations or other entities, by the Company.

     3. ADMINISTRATION.

          3.1 THE COMMITTEE. The Plan shall be administered by the Committee. The Committee shall be appointed from time to time by the Board and shall be comprised of not less than three (3) of the then members of the Board who are Non-Employee Directors (within the meaning of SEC Rule 16b-3(b)(3)) of the Company and "outside directors" (within the meaning of Section 162(m) of the Code). Consistent with the Bylaws of the Company, members of the Committee shall serve at the pleasure of the Board and the Board, subject to the immediately preceding sentence, may at any time and from time to time remove members from, or add members to, the Committee.

          3.2 PLAN ADMINISTRATION AND PLAN RULES. The Committee is authorized to construe and interpret the Plan and to promulgate, amend and rescind rules and regulations relating to the implementation, administration and maintenance of the Plan. Subject to the terms and conditions of the Plan, the Committee shall make all determinations necessary or advisable for the implementation, administration and maintenance of the Plan including, without limitation, (a) selecting the Plan's Participants, (b) making Awards in such amounts and form as the Committee shall determine, (c) imposing such restrictions, terms and conditions upon such Awards as the Committee shall deem appropriate, and (d) correcting any technical defect(s) or technical omission(s), or reconciling any technical inconsistency(ies), in the Plan and/or any Award Agreement. The Committee may designate persons other than members of the Committee to carry out the day-to-day ministerial administration of the Plan under such conditions and limitations as it may prescribe, except that the Committee shall not delegate its authority with regard to the selection for participation in the Plan and/or the granting of any Awards to Participants. The Committee's determinations under the Plan need not be uniform and may be made selectively among Participants, whether or not such Participants are similarly situated. Any determination, decision or action of the Committee in connection with the construction, interpretation, administration, implementation or maintenance of the Plan shall be final, conclusive and binding upon all Participants and any person(s) claiming under or through any Participants. The Company shall effect the granting of Awards under the Plan, in accordance with the determinations made by the Committee, by execution of written agreements and/or other instruments in such form as is approved by the Committee.

          3.3 LIABILITY LIMITATION. Neither the Board nor the Committee, nor any member of either, shall be liable for any act, omission, interpretation, construction or determination made in good faith in connection with the Plan (or any Award Agreement), and the members of the Board and the Committee shall be entitled to indemnification and reimbursement by the Company in respect of any claim, loss, damage or expense (including, without limitation, attorneys' fees) arising or resulting therefrom to the fullest extent permitted by law and/or under any directors and officers liability insurance coverage which may be in effect from time to time.

     4. TERM OF PLAN/COMMON STOCK SUBJECT TO PLAN.

          4.1 TERM. The Plan shall terminate on December 31, 2008, except with respect to Awards then outstanding. After such date no further Awards shall be granted under the Plan.

          4.2 COMMON STOCK. The maximum number of shares of Common Stock in respect of which Awards may be granted under the Plan to employees and non-employee directors, in the aggregate, subject to adjustment as provided in Section 10.2 of the Plan, shall not exceed 1,251,685 shares. The maximum number of shares of Common Stock in respect of which Awards may be granted under the Plan to consultants (including marketing agents), subject to adjustment as provided in Section 10.2 of the Plan, shall not exceed 387,119 shares. In the event of a change in the Common Stock of the Company that is limited to a change in the designation thereof to "Capital Stock" or other similar designation, or to a change in the par value thereof, or from par value to no par value, without increase or decrease in the number of issued shares, the shares resulting from any such change shall be deemed to be the Common Stock for purposes of the Plan. Common Stock which may be issued under the Plan may be either authorized and unissued shares or issued shares which have been reacquired by the Company (in the open-market or in private transactions) and which are being held as treasury shares. No fractional shares of Common Stock shall be issued under the Plan.

          4.3 COMPUTATION OF AVAILABLE SHARES. If any Awards expire unexercised or are forfeited, surrendered, cancelled, terminated or settled in cash in lieu of Common Stock, the shares of Common Stock which were theretofore subject (or potentially subject) to such Awards shall again be available for Awards under the Plan to the extent of such expiration, forfeiture, surrender, cancellation, termination or settlement of such Awards.

     5. ELIGIBILITY. Individuals eligible for Awards under the Plan shall consist of all salaried employees, non-employee directors and consultants (including marketing agents), or those who will become such employees, non-employee directors and consultants (including marketing agents) of the Company and/or its Subsidiaries who are responsible for the management, growth and protection of the business of the Company and/or its Subsidiaries or whose performance or contribution, in the sole discretion of the Committee, benefits or will benefit the Company.

     6. STOCK OPTIONS.

          6.1 TERMS AND CONDITIONS. Stock options granted under the Plan shall be in respect of Common Stock and may be in the form of either Incentive Stock Options or Non-Qualified Stock Options (sometimes referred to collectively herein as the "Stock Option(s))". However, in no event may a non-employee director or a consultant (including a marketing agent) receive a grant of Incentive Stock Options under the Plan. Stock Options shall be subject to the terms and conditions set forth in this Section 6 and any additional terms and conditions, not inconsistent with the express terms and provisions of the Plan, as the Committee shall set forth in the relevant Award Agreement.

          6.2 GRANT. Stock Options may be granted under the Plan in such form as the Committee may from time to time approve. Special provisions shall apply to Incentive Stock Options granted to any employee who owns (within the meaning of Section 422(b)(6) of the Code) more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or its parent corporation or any subsidiary of the Company, within the meaning of Sections 424(e) and (f) of the Code (a "10% Shareholder").

          6.3 EXERCISE PRICE. The exercise price per share of Common Stock subject to a Stock Option shall be determined by the Committee, including, without limitation, a determination based on a formula determined by the Committee; PROVIDED, HOWEVER, that, except with respect to the Stock
     Options which, in accordance with the Company's First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code, are being granted with an exercise price of $.01 per share of Common Stock, in no event shall any Stock Option granted pursuant to this Plan have an exercise price of less than $4.39 per share of Common Stock; PROVIDED, FURTHER, HOWEVER, that the exercise price of an Incentive Stock Option shall not be less than one hundred percent (100%) of the Fair Market Value of the Common Stock on the date of the grant of such Incentive Stock Option; PROVIDED, FURTHER, HOWEVER, that, in the case of a 10% Shareholder, the exercise price of an Incentive Stock Option shall not be less than one hundred ten percent (110%) of the Fair Market Value of the Common Stock on the date of grant.

          6.4 TERM. The term of each Stock Option shall be such period of time as is fixed by the Committee; PROVIDED, HOWEVER, that the term of any Stock Option shall not exceed ten (10) years (five (5) years, in the case of an Incentive Stock Option granted to a 10% Shareholder) after the date immediately preceding the date on which the Stock Option is granted.

          6.5 METHOD OF EXERCISE. A Stock Option may be exercised, in whole or in part, by giving written notice of exercise to the Secretary of the Company, or the Secretary's designee, specifying the number of shares to be purchased. Such notice shall be accompanied by payment in full of the exercise price in cash, by certified check, bank draft or money order payable to the order of the Company or, if permitted by the Committee (in its sole discretion) and applicable law, by delivery of, alone or in conjunction with a partial cash or instrument payment, (a) a fully-secured promissory note or notes, (b) shares of Common Stock already owned by the Participant for at least six (6) months, or (c) some other form of payment acceptable to the Committee. The Committee may also permit Participants (either on a selective or group basis) to simultaneously exercise Stock Options and sell the shares of Common Stock thereby acquired, pursuant to a "cashless exercise" arrangement or program, selected by and approved of in all respects in advance by the Committee. Payment instruments shall be received by the Company subject to collection. The proceeds received by the Company upon exercise of any Stock Option may be used by the Company for general corporate purposes. Any portion of a Stock Option that is exercised may not be exercised again.

          6.6 EXERCISABILITY. In respect of any Stock Option granted under the Plan, unless otherwise (a) determined by the Committee (in its sole discretion) at any time and from time to time in respect of any such Stock Option, or (b) provided in the Award Agreement or in the Participant's employment agreement in respect of any such Stock Option, such Stock Option shall become exercisable as to the aggregate number of shares of Common Stock underlying such Stock Option, as determined on the date of grant, as follows:

                  * 33%, on the first anniversary of the date of grant of the Stock Option, provided the Participant is then employed by or providing services to the Company and/or one of its Subsidiaries;

                  * 66%, on the second anniversary of the date of grant of the Stock Option, provided the Participant is then employed by or providing services to the Company and/or one of its Subsidiaries; and

                  * 100%, on the third anniversary of the date of grant of the Stock Option, provided the Participant is then employed by or providing services to the Company and/or one of its Subsidiaries.

Notwithstanding anything to the contrary contained in this Section 6.6, such Stock Option shall become one hundred percent (100%) exercisable as to the aggregate number of shares of Common Stock underlying such Stock Option upon the death, Disability or Retirement of the Participant or upon a Change in Control. For the purpose of this Plan, "Change in Control" shall mean:

          6.6.1 The acquisition, after the effective date of the Plan, by an individual, entity or group (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act) of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 34% or more of either
     (a) the outstanding shares of the Common Stock (excluding any acquisition by Credit Suisse First Boston Corporation ("CSFB") or any Permitted Subsidiary (as defined below) of 34% or more of the Common Stock upon conversion of the shares of Series A Convertible Preferred Stock received by CSFB or CSFB's wholly-owned subsidiary, Special Situations Holdings, Inc.- Westbridge, pursuant to the effectiveness of the Company's First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code dated October 30, 1998, as modified), or (b) the combined voting power of the voting securities of the Company entitled to vote generally in the election of directors (the "Voting Securities"); PROVIDED, HOWEVER, that the following -------- ------- acquisitions shall not constitute a Change in Control: (x) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any person or entity controlling, controlled by or under common control with the Company (an "Affiliate"), or (y) any acquisition by any corporation if, immediately following such acquisition, more than 66% of the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation (entitled to vote generally in the election of directors), is beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who, immediately prior to such acquisition, were the beneficial owners of the Common Stock and the Voting Securities in substantially the same proportions, respectively, as their ownership, immediately prior to such acquisition, of the Common Stock and Voting Securities; or

          6.6.2 Individuals who, on the 30th day after the effective date of the Plan, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; PROVIDED, HOWEVER, that any individual becoming a director subsequent to the effective date of the Plan whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then serving and comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest (as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange
     Act) or other actual or threatened  solicitation of proxies or consents; or
     6.6.3 Approval by the shareholders of the Company of a reorganization, merger or consolidation, other than a reorganization, merger or consolidation with respect to which all or substantially all of the individuals and entities who were the beneficial owners, immediately prior to such reorganization, merger or consolidation, of the Common Stock and Voting Securities beneficially own, directly or indirectly, immediately after such reorganization, merger or consolidation, more than 66% of the then outstanding common stock and voting securities (entitled to vote generally in the election of directors) of the corporation resulting from such reorganization, merger or consolidation in substantially the same proportions as their respective ownership, immediately prior to such reorganization, merger or consolidation, of the Common Stock and the Voting Securities; or 6.6.4 Approval by the shareholders of the Company of (a) a complete liquidation or dissolution of the Company, or (b) the sale or other disposition of all or substantially all of the assets of the Company, other than to a Subsidiary, wholly-owned, directly or indirectly, by the Company. For purposes of Section 6.6.1, a "Permitted Subsidiary" shall mean Special Situations Holdings, Inc.- Westbridge and any other directly or indirectly wholly-owned subsidiary of Credit Suisse Group, a corporation organized and existing under the laws of Switzerland, to which shares of Series A Convertible Preferred Stock are transferred for tax, regulatory or other general corporate purposes, but excluding any subsidiary which either
     (i) is or intends to be engaged in any line of business in which the Company is engaged as of the date of such conversion, (ii) becomes a subsidiary after the Effective Date through any acquisition, merger or similar transaction, or (iii) intends to become, or becomes, engaged in the day to day management of the Company's business to such an extent that it alters the control of the Company's operations.

          6.7 AUTOMATIC GRANTS. Any shares underlying Stock Options granted to consultants who are marketing agents and which are forfeited during any calendar year pursuant to Section 8 (the "Forfeited Shares") shall automatically become the subject of new Stock Options automatically granted under and pursuant to the terms of this Section 6.7 to all of the consultants who are marketing agents in good standing with the Company on January 2 of the calendar year immediately following the calendar year in which the forfeiture(s) occurred. Each such marketing agent consultant shall promptly receive a new Stock Option to acquire a number of shares of Common Stock equal to the aggregate number of Forfeited Shares in respect of such calendar year, multiplied by a fraction, the numerator of which shall be the aggregate commissions earned by such marketing agent consultant during such Calendar Year and the denominator of which shall be the aggregate commissions earned by all such marketing agent consultants during such calendar year, as determined by the Committee. The per share exercise price of such new Stock Options shall be equal to 100% of the Fair Market Value of the Common Stock on such January 2 of such calendar year and the term of the new Stock Options shall be ten years from the date of grant. The new Stock Options shall become exercisable in accordance with
     Section 6.6 of the Plan.

          7. MAXIMUM YEARLY AWARDS. All Participants in the aggregate may not receive in any calendar year Awards of Options, exceeding 1,638,804 underlying shares of Common Stock. Each individual Participant may not receive in any calendar year Awards of Options exceeding 819,402 underlying shares of Common Stock. The maximum annual Common Stock amounts in this
     Section 7 are subject to adjustment under Section 10.2 and are subject to the Plan maximum under Section 4.2.

          8. TERMINATION OF EMPLOYMENT.

               8.1 GENERAL. Except as is otherwise provided (a) in the relevant Award Agreement as determined by the Committee (in its sole discretion), or (b) in the Participant's then effective employment agreement, if any, the following terms and conditions shall apply as appropriate and as not inconsistent with the terms and conditions, if any, contained in such Award Agreement and/or such employment agreement:

               8.1.1 OPTIONS. Subject to any determination of the Committee pursuant to Section 6.6 of the Plan, if a Participant's employment with or provision of services to the Company and its Subsidiaries terminates for any reason any then unexercisable Stock Options shall be forfeited and cancelled by the Company. Except as otherwise provided in this Section 8.1.1, if a Participant's employment with or provision of services to the Company and its Subsidiaries terminates for any reason, such Participant's rights, if any, to exercise any then exercisable Stock Options shall terminate ninety (90) days after the date of such termination (but not beyond the stated term of any such Stock Option as determined under Section 6.4) and thereafter such Stock Options shall be forfeited and cancelled by the Company. The Committee, in its sole discretion, may determine that any such Participant's Stock Options to the extent exercisable immediately prior to any termination of employment with or provision of services to the Company, (other than a termination due to death, Retirement or Disability) may remain exercisable for an additional specified time period after such ninety (90) day period expires (subject to any other applicable terms and provisions of the Plan and the relevant Award Agreement), but not beyond the stated term of any such Stock Option. If any termination of employment with or provision of services to the Company is due to death, Retirement or Disability, a Participant (and such Participant's estate, designated beneficiary or other legal representative, as the case may be and as determined by the Committee) shall have the right to exercise such Stock Options, at any time within the one (1) year period following such termination due to death, Retirement or Disability (but not beyond the term of any such Stock Option as determined under Section 6.4).

          9. NON-TRANSFERABILITY OF AWARDS. Unless otherwise provided in the Award Agreement, no Award under the Plan or any Award Agreement, and no rights or interests herein or therein, shall or may be assigned, transferred, sold, exchanged, encumbered, pledged, or otherwise hypothecated or disposed of by a Participant or any beneficiary(ies) of any Participant, except by testamentary disposition by the Participant or the laws of intestate succession. No such interest shall be subject to execution, attachment or similar legal process, including, without limitation, seizure for the payment of the Participant's debts, judgements, alimony, or separate maintenance. Unless otherwise provided in the Award Agreement, during the lifetime of a Participant, Stock Options are exercisable only by the Participant.

          10. CHANGES IN CAPITALIZATION AND OTHER MATTERS.

               10.1 NO CORPORATE ACTION RESTRICTION. The existence of the Plan, any Award Agreement and/or the Awards granted hereunder shall not limit, affect or restrict in any way the right or power of the Board or the shareholders of the Company to make or authorize (a) any adjustment, recapitalization, reorganization or other change in the Company's or any Subsidiary's capital structure or its business, (b) any merger, consolidation or change in the ownership of the Company or any Subsidiary, (c) any issue of bonds, debentures, capital, preferred or prior preference stocks ahead of or affecting the Company's or any Subsidiary's capital stock or the rights thereof, (d) any dissolution or liquidation of the Company or any Subsidiary, (e) any sale or transfer of all or any part of the Company's or any Subsidiary's assets or business, or (f) any other corporate act or proceeding by the Company or any Subsidiary. No Participant, beneficiary or any other person shall have any claim against any member of the Board or the Committee, the Company or any Subsidiary, or any employees, officers or agents of the Company or any subsidiary, as a result of any such action.

               10.2 RECAPITALIZATION ADJUSTMENTS. In the event of any change in capitalization affecting the Common Stock of the Company, including, without limitation, a stock dividend or other non-cash distribution, stock split, reverse stock split, recapitalization, consolidation, subdivision, split-up, spin-off, split-off, combination or exchange of shares or other form of reorganization or recapitalization, or any other change affecting the Common Stock, the Board shall authorize and make such proportionate adjustments, if any, as the Board deems appropriate to reflect such change, including, without limitation, with respect to the aggregate number of shares of the Common Stock for which Awards in respect thereof may be granted under the Plan, the maximum number of shares of the Common Stock which may be granted or awarded to any Participant, the number of shares of the Common Stock covered by each outstanding Award, and the exercise price per share of Common Stock in respect of outstanding Awards.

               10.3 CERTAIN MERGERS.

               10.3.1 If the Company enters into or is involved in any merger, reorganization or other business combination with any person or entity (such merger, reorganization or other business combination to be referred to herein as a "Merger Event") and as a result of any such Merger Event the Company will be or is the surviving corporation, a Participant shall be entitled, as of the date of the execution of the agreement evidencing the Merger Event (the "Execution Date") and with respect to both exercisable and unexercisable Stock Options (but only to the extent not previously exercised), to receive substitute stock options in respect of the shares of the surviving corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights and benefits of any affected Stock Options granted hereunder as of the date of the consummation of the Merger Event. Notwithstanding anything to the contrary in this Section 10.3, if any Merger Event occurs, the Company shall have the right, but not the obligation, to pay to each affected Participant an amount in cash or certified check equal to the excess of the Fair Market Value of the Common Stock underlying any affected unexercised Stock Options as of the Execution Date (whether then exercisable or not) over the aggregate exercise price of such unexercised Stock Options.

               10.3.2 If, in the case of a Merger Event in which the Company will not be, or is not, the surviving corporation and the Company determines not to make the cash or certified check payment described in Section 10.3.1 of the Plan, the Company shall compel and obligate, as a condition of the consummation of the Merger Event, the surviving or resulting corporation and/or the other party to the Merger Event, as necessary, or any parent, subsidiary or acquiring corporation thereof, to grant, with respect to both exercisable and unexercisable Stock Options (but only to the extent not previously exercised), substitute stock options in respect of the shares of common or other capital stock of such surviving or resulting corporation on such terms and conditions, as to the number of shares, pricing and otherwise, which shall substantially preserve the value, rights and benefits of any affected Stock Options previously granted hereunder as of the date of the consummation of the Merger Event.

               10.3.3 Upon receipt by any affected Participant of any such cash, certified check, or substitute stock options as a result of any such Merger Event, such Participant's affected Stock Options for which such cash, certified check or substitute awards was received shall be thereupon cancelled without the need for obtaining the consent of any such affected Participant.

               10.3.4 The foregoing adjustments and the manner of application of the foregoing provisions, including, without limitation, the issuance of any substitute stock options shall be determined in good faith by the Committee in its sole discretion. Any such adjustment may provide for the elimination of fractional shares.

          11. AMENDMENT, SUSPENSION AND TERMINATION.

               11.1 IN GENERAL. The Board may suspend or terminate the Plan (or any portion thereof) at any time and may amend the Plan at any time and from time to time in such respects as the Board may deem advisable to insure that any and all Awards conform to or otherwise reflect any change in applicable laws or regulations, or to permit the Company or the Participants to benefit from any change in applicable laws or regulations, or in any other respect the Board may deem to be in the best interests of the Company or any Subsidiary. No such amendment, suspension or termination shall (x) materially adversely effect the rights of any Participant under any outstanding Stock Options, without the consent of such Participant, or (y) make any change that would disqualify the Plan, or any other plan of the Company or any Subsidiary intended to be so qualified, from the benefits provided under Section 422 of the Code, or any successor provisions thereto.

               11.2 AWARD AGREEMENT MODIFICATIONS. The Committee may (in its sole discretion) amend or modify at any time and from time to time the terms and provisions of any outstanding Stock Options, in any manner to the extent that the Committee under the Plan or any Award Agreement could have initially determined the restrictions, terms and provisions of such Stock Options, including, without limitation, changing or accelerating the date or dates as of which such Stock Options shall become exercisable. No such amendment or modification shall, however, materially adversely affect the rights of any Participant under any such Award without the consent of such Participant.

          12. MISCELLANEOUS.

               12.1 TAX WITHHOLDING. The Company shall have the right to deduct from any payment or settlement under the Plan, including, without limitation, the exercise of any Stock Option, or the delivery, transfer or vesting of any Common Stock, any federal, state, local or other taxes of any kind which the Committee, in its sole discretion, deems necessary to be withheld to comply with the Code and/or any other applicable law, rule or regulation. If the Committee, in its sole discretion, permits shares of Common Stock to be used to satisfy any such tax withholding, such Common Stock shall be valued based on the Fair Market Value of such stock as of the date the tax withholding is required to be made, such date to be determined by the Committee. The Committee may establish rules limiting the use of Common Stock to meet withholding requirements by Participants who are subject to
          Section 16 of the Exchange Act.

               12.2 NO RIGHT TO EMPLOYMENT. Neither the adoption of the Plan, the granting of any Award, nor the execution of any Award Agreement, shall confer upon any employee of the Company or any Subsidiary any right to continued employment with the Company or any Subsidiary, as the case may be, nor shall it interfere in any way with the right, if any, of the Company or any Subsidiary to terminate the employment of any employee at any time for any reason.

               12.3 UNFUNDED PLAN. The Plan shall be unfunded and the Company shall not be required to segregate any assets in connection with any Awards under the Plan. Any liability of the Company to any person with respect to any Award under the Plan or any Award Agreement shall be based solely upon the contractual obligations that may be created as a result of the Plan or any such award or agreement. No such obligation of the Company shall be deemed to be secured by any pledge of, encumbrance on, or other interest in, any property or asset of the Company or any Subsidiary. Nothing contained in the Plan or any Award Agreement shall be construed as creating in respect of any Participant (or beneficiary thereof or any other person) any equity or other interest of any kind in any assets of the Company or any Subsidiary or creating a trust of any kind or a fiduciary relationship of any kind between the Company, any Subsidiary and/or any such Participant, any beneficiary thereof or any other person.

               12.4 PAYMENTS TO A TRUST. The Committee is authorized to cause to be established a trust agreement or several trust agreements or similar arrangements from which the Committee may make payments of amounts due or to become due to any Participants under the Plan.

               12.5 OTHER COMPANY BENEFIT AND COMPENSATION PROGRAMS. Payments and other benefits received by a Participant under an Award made pursuant to the Plan shall not be deemed a part of a Participant's compensation for purposes of the determination of benefits under any other employee welfare or benefit plans or arrangements, if any, provided by the Company or any Subsidiary unless expressly provided in such other plans or arrangements, or except where the Board expressly determines in writing that inclusion of an Award or portion of an
          Award should be included to accurately reflect competitive compensation practices or to recognize that an Award has been made in lieu of a portion of competitive annual base salary or other cash compensation. Awards under the Plan may be made in addition to, in combination with, or as alternatives to, grants, awards or payments under any other plans or arrangements of the Company or its Subsidiaries. The existence of the Plan notwithstanding, the Company or any Subsidiary may adopt such other compensation plans or programs and additional compensation arrangements as it deems necessary to attract, retain and motivate employees.

               12.6 LISTING, REGISTRATION AND OTHER LEGAL COMPLIANCE. No Awards or shares of the Common Stock shall be required to be granted or issued under the Plan unless legal counsel for the Company shall be satisfied that such grant or issuance will be in compliance with all applicable federal and state securities laws and regulations and any other applicable laws or regulations. The Committee may require, as a condition of any payment or share issuance, that certain agreements, undertakings, representations, certificates, and/or information, as the Committee may deem necessary or advisable, be executed or provided to the Company to assure compliance with all such applicable laws or regulations. Certificates for shares of Common Stock delivered under the Plan may be subject to such stock-transfer orders and such other restrictions as the Committee may deem advisable under the rules, regulations, or other requirements of the Securities and Exchange Commission, any stock exchange upon which the Common Stock is then listed, and any applicable federal or state securities law. In addition, if, at any time specified herein (or in any Award Agreement or otherwise) for (a) the making of any Award, or the making of any determination, (b) the issuance or other distribution of Common Stock, or (c) the payment of amounts to or through a Participant with respect to any Award, any law, rule, regulation or other requirement of any governmental authority or agency shall require either the Company, any Subsidiary or any Participant (or any estate, designated beneficiary or other legal representative thereof) to take any action in connection with any such determination, any such shares to be issued or distributed, any such payment, or the making of any such determination, as the case may be, shall be deferred until such required action is taken. With respect to persons subject to Section 16 of the Exchange Act, transactions under the Plan are intended to comply with all applicable conditions of SEC Rule 16b-3. To the extent any provision of the Plan or any action by the administrators of the Plan fails to so comply with such rule, it shall be deemed null and void, to the extent permitted by law and deemed advisable by the Committee.

               12.7 AWARD AGREEMENTS. Each Participant receiving an Award under the Plan shall enter into an Award Agreement with the Company in a form specified by the Committee. Each such Participant shall agree to the restrictions, terms and conditions of the Award set forth therein and in the Plan.

               12.8 DESIGNATION OF BENEFICIARY. Each Participant to whom an Award has been made under the Plan may designate a beneficiary or beneficiaries to exercise any option or to receive any payment which under the terms of the Plan and the relevant Award Agreement may become exercisable or payable on or after the Participant's death. At any time, and from time to time, any such designation may be changed or cancelled by the Participant without the consent of any such beneficiary. Any such designation, change or cancellation must be on a form provided for that purpose by the Committee and shall not be effective until received by the Committee. If no beneficiary has been designated by a deceased Participant, or if the designated beneficiaries have predeceased the Participant, the beneficiary shall be the Participant's estate. If the Participant designates more than one beneficiary, any payments under the Plan to such beneficiaries shall be made in equal shares unless the Participant has expressly designated otherwise, in which case the payments shall be made in the shares designated by the Participant.

               12.9 LEAVES OF ABSENCE/TRANSFERS. The Committee shall have the power to promulgate rules and regulations and to make determinations, as it deems appropriate, under the Plan in respect of any leave of absence from the Company or any Subsidiary granted to a Participant. Without limiting the generality of the foregoing, the Committee may determine whether any such leave of absence shall be treated as if the Participant has terminated employment with the Company or any such Subsidiary. If a Participant transfers within the Company, or to or from any Subsidiary, such Participant shall not be deemed to have terminated employment as a result of such transfers.

               12.10 LOANS. Subject to applicable law, the Committee may provide, pursuant to Plan rules, for the Company or any Subsidiary to make loans to Participants to finance the exercise price of any Stock Options, as well as the withholding obligation under Section 12.1 of the Plan and/or the estimated or actual taxes payable by the Participant as a result of the exercise of such Stock Option and the Committee may prescribe the terms and conditions of any such loan.

               12.11 GOVERNING LAW. The Plan and all actions taken thereunder shall be governed by and construed in accordance with the laws of the State of Delaware, without reference to the principles of conflict of laws thereof. Any titles and headings herein are for reference purposes only, and shall in no way limit, define or otherwise affect the meaning, construction or interpretation of any provisions of the Plan.

               12.12 EFFECTIVE DATE. The Plan shall be effective upon its approval by the Board and adoption by the Company, subject to the approval of the Plan by the Company's shareholders in accordance with Sections 162(m) and 422 of the Code.

                  IN WITNESS WHEREOF, this Plan is adopted by the Company on this 24th day of March, 1999.

                                              ASCENT ASSURANCE, INC.

                                              By:   /S/ PATRICK J. MITCHELL

                                              Name:  Patrick J. Mitchell
                                              Title:  Chairman and CEO