Form 10-Q
period 1999-03-31
ASCENT ASSURANCE INC
filed 1999-05-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999

                          Commission File Number 1-8538

                             ASCENT ASSURANCE, INC.
              -----------------------------------------------------
             (Exact name of Registrant as specified in its Charter)

        DELAWARE                                    73-1165000
------------------------              ------------------------------------
(State of Incorporation)              (I.R.S. Employer Identification No.)

110 WEST SEVENTH STREET, SUITE 300, FORT WORTH, TEXAS                76102
-----------------------------------------------------              -----------
(Address of Principal Executive Offices)                            (Zip Code)

                                  817-878-3300
               ---------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                            WESTBRIDGE CAPITAL CORP.
   --------------------------------------------------------------------------
  (Former Name, Address and Former Fiscal Year, if changed since Last Report)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO___

Common Stock - Par Value $.01       6,500,000 Shares Outstanding at May 7, 1999


                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

                                                                                                           PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Ascent Assurance, Inc. Condensed Consolidated Balance Sheet

           at March 31, 1999....................................................................................  3

         Westbridge Capital Corp. Condensed Consolidated Balance Sheet

           at December 31, 1998.................................................................................  4

         Westbridge Capital Corp. Condensed Consolidated Statements of Income

           for the Three Months Ended March 31, 1999 and 1998...................................................  5

         Westbridge Capital Corp. Condensed Consolidated Statements of Cash Flows

           for the Three Months Ended March 31, 1999 and 1998...................................................  6

         Notes to Condensed Consolidated Financial Statements...................................................  7

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General................................................................................................ 14

         Business Overview...................................................................................... 14

         Operating Results...................................................................................... 15

         Financial Condition.................................................................................... 17

         Liquidity, Capital Resources and Statutory Capital and Surplus......................................... 19

         Year 2000.............................................................................................. 22

         Forward-Looking Statements............................................................................. 23

PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................... 25

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                MARCH 31, 1999
                                                                                               ------------------
                                                                                                (in thousands,
ASSETS                                                                                           except share
                                                                                                     data)
Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $113,116)                                 $    116,352
   Equity securities, at market                                                                           2,275
   Other investments                                                                                        516
   Short-term investments                                                                                 7,789
                                                                                               ------------------

       Total Investments                                                                                126,932

Cash                                                                                                      2,210
Accrued investment income                                                                                 2,169
Receivables from agents, net of allowance for doubtful accounts of $5,125                                 8,182
Deferred policy acquisition costs                                                                        15,039
Deferred tax asset, net                                                                                   7,347
Other assets                                                                                              7,916
                                                                                               ------------------

       TOTAL ASSETS                                                                                $    169,795
                                                                                               ==================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                                                        $     54,738
     Claim reserves                                                                                      41,068
                                                                                               ------------------

       Total policy liabilities and accruals                                                             95,806

Accounts payable and other liabilities                                                                   18,541
Notes payable                                                                                             5,088
                                                                                               ------------------
     Total Liabilities                                                                                  119,435
                                                                                               ------------------
Redeemable Convertible Preferred Stock                                                                   23,257
                                                                                               ------------------
Stockholders' Equity:
   Common stock ($.01 par value, 30,000,000 shares authorized;
     6,500,000 shares issued)                                                                                65
   Capital in excess of par value                                                                        27,038
   Accumulated other comprehensive income, net of tax                                                         -
   Retained earnings                                                                                          -
                                                                                               ------------------
     Total Stockholders' Equity                                                                          27,103
                                                                                               ------------------
       TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY                      $    169,795
                                                                                               ==================

            See Notes to Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (NOW, ASCENT ASSURANCE, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Audited)



                                                                                              DECEMBER 31, 1998
                                                                                            -----------------------
                                                                                            (in thousands, except
ASSETS                                                                                           share data)

Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $119,167)                                 $   122,864
   Equity securities, at market                                                                          2,575
   Other investments                                                                                       598
   Short-term investments                                                                                5,393
                                                                                            -----------------------
     Total Investments                                                                                 131,430

Cash                                                                                                       278
Accrued investment income                                                                                2,372
Receivables from agents, net of allowance for doubtful accounts of $5,176                                9,860
Deferred policy acquisition costs                                                                       14,177
Other assets                                                                                            11,624
                                                                                            -----------------------
       TOTAL ASSETS                                                                                $   169,741
                                                                                            =======================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                                                        $    53,871
     Claim reserves                                                                                     44,116
                                                                                            -----------------------

     Total policy liabilities and accruals                                                              97,987
Accounts payable and other liabilities                                                                  14,807
Accrued interest and dividends payable                                                                  11,377
Notes payable                                                                                            6,192
Senior subordinated notes, net of unamortized discount, due 2002                                        19,523
Convertible subordinated notes, due 2004                                                                70,000
                                                                                            -----------------------
     Total Liabilities                                                                                 219,886
                                                                                            -----------------------
Redeemable Preferred Stock                                                                              11,935
                                                                                            -----------------------

Stockholders' (Deficit) Equity:
   Common stock ($.10 par value, 30,000,000 shares authorized;
     7,035,809 shares issued)                                                                              703
   Capital in excess of par value                                                                       37,641
   Accumulated other comprehensive income, net of tax                                                    3,911
   Deficit                                                                                            (104,335)
                                                                                            -----------------------
     Total Stockholders' Deficit                                                                       (62,080)
                                                                                            -----------------------
       TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT                     $   169,741
                                                                                            =======================

See Notes to Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (NOW, ASCENT ASSURANCE, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                   THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                         ---------------------------------------
                                                                              1999                    1998
                                                                         ----------------        ---------------
                                                                         (in thousands, except per share data)

     REVENUES:
        Premiums:
          First-year                                                      $     3,121             $     7,031
          Renewal                                                              26,827                  30,408
                                                                         ----------------        ---------------
                                                                               29,948                  37,439
        Net investment income                                                   2,562                   3,166
        Fee and service income                                                  4,039                   4,062
        Net realized gain on investments                                           41                     262
                                                                         ----------------        ---------------
                                                                               36,590                  44,929
                                                                         ----------------        ---------------
     BENEFITS, CLAIMS AND EXPENSES:

        Benefits and claims                                                    21,799                  28,436
        Amortization of deferred policy
          acquisition costs                                                     1,194                   1,235
        Commissions                                                             5,002                   9,491
        General and administrative expenses                                     6,635                   7,008
        Taxes, licenses and fees                                                1,059                   1,288
        Interest expense on notes payable                                         119                     292
        Interest expense on debt retired/canceled                                 507                   1,888
        Reorganization expense                                                      -                   1,016
                                                                         ----------------        ---------------
                                                                               36,315                  50,654
                                                                         ----------------        ---------------
     Income (loss)  before income taxes                                           275                   (5,725)
     Income tax (expense) benefit                                                 (67)                     759
                                                                         ----------------        ---------------
        NET INCOME (LOSS)                                                 $       208             $     (4,966)
                                                                         ================        ===============

     BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE                   $      0.03             $      (0.88)
                                                                         ================        ===============
     BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                      7,032                    6,195
                                                                         ================        ===============


            See Notes to Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (NOW, ASCENT ASSURANCE, INC.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)





                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                           -----------------------------------------
                                                                                1999                     1998
                                                                           ---------------          ----------------
                                                                                        (in thousands)

    CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                    $       208              $   (4,966)
       Adjustments to reconcile net income to cash
         provided by (used for) operating activities:
         Amortization of deferred policy acquisition costs                        1,194                   1,235
         Decrease in receivables from agents                                      1,678                   2,592
         Addition to deferred policy acquisition costs                           (2,056)                   (714)
         Increase in other assets                                                (1,007)                 (1,193)
         Increase in accounts payable and other liabilities                       2,247                     457
         Increase in deferred income taxes, net                                  (1,070)                      -
       Other, net                                                                 1,308                    (291)
                                                                           ---------------          ----------------
           Net Cash Provided By (Used For) Operating Activities                   2,502                  (2,880)
                                                                           ---------------          ----------------

    CASH FLOWS FROM INVESTING ACTIVITIES:
       Proceeds from investments sold:
         Fixed maturities, called or matured                                      2,215                   3,254
         Fixed maturities, sold                                                   4,904                   4,227
         Other investments, sold or matured                                         139                      65
       Cost of investments acquired                                              (5,851)                 (3,955)
        Other                                                                      (873)                   (159)
                                                                           ---------------          ----------------
           Net Cash Provided By Investing Activities                                534                   3,432
                                                                           ---------------          ----------------

    CASH FLOWS FROM FINANCING ACTIVITIES:
       Retirement of senior subordinated debentures                             (15,167)                      -
       Issuance of notes payable                                                    911                   1,375
       Repayment of notes payable                                                (2,015)                 (2,496)
       Issuance of preferred stock                                               15,167                       -
                                                                           ---------------          ----------------
           Net Cash Used For Financing Activities                                (1,104)                 (1,121)
                                                                           ---------------          ----------------
       Increase (decrease) In Cash During Period                                  1,932                    (569)
       Cash at Beginning Of Period                                                  278                   1,030
                                                                           ---------------          ----------------
           Cash at End Of Period                                            $     2,210              $      461
                                                                           ===============          ================



            See Notes to Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



NOTE 1 - REORGANIZATION EFFECTIVE MARCH 24, 1999

On September 16, 1998, Westbridge Capital Corp. ("Westbridge") commenced its reorganization by filing a voluntary petition for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the "Creditors' Committee") of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date").

On the Effective Date, Westbridge's certificate of incorporation and by-laws were amended and restated in their entirety and pursuant thereto, Westbridge changed its corporate name to "Ascent Assurance, Inc." ("Ascent"). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries. Pursuant to the Plan, the Company's Board of Directors was reconstituted as of the Effective Date into a classified board consisting of six directors (with two directors in each class), three of which were appointed by Credit Suisse First Boston Corporation ("CSFB"), then Westbridge's largest creditor, one of which was appointed by the Creditors' Committee and two of which were appointed by the Company. Until June 24, 1999, the holders of the New Preferred Stock (as defined below) have the right to designate one additional director.

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

The Plan provided for the recapitalization of certain old debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Key terms of the Plan included the following:

CANCELLATION OF EXISTING SECURITIES. Pursuant to the Plan, the following securities of Westbridge were canceled as of the Effective Date: (i) $23.3 million aggregate principal amount and all accrued and unpaid interest on, the Senior Notes, (ii) $77.3 million aggregate principal amount and all accrued and unpaid interest on, the Convertible Notes, (iii) $13.2 million aggregate liquidation preference of and all accrued and unpaid dividends on, Westbridge's Series A Convertible Redeemable Exchangeable Preferred Stock (the "Old Preferred Stock"), (iv) Westbridge's Common Stock, par value $.10 per share (the "Old Common Stock"), (v) all outstanding warrants to purchase Old Common Stock, (vi) all outstanding unexercised stock options to purchase Old Common Stock, and
(vii) all unvested grants of restricted Old Common Stock.

NEW EQUITY CAPITAL STRUCTURE. Pursuant to Ascent's Amended and Restated Certificate of Incorporation, the total number of shares of capital stock Ascent has the authority to issue is 30,040,000, consisting of 30,000,000 shares of common stock, par value $.01 per share (the "New Common Stock") and 40,000 shares of preferred stock, par value $.01 per share, all of which are designated Series A Convertible Preferred Stock (the "New Preferred Stock").

DISTRIBUTIONS UNDER THE PLAN

         CASH DISTRIBUTION

         To the holders of Senior Notes other than CSFB, cash payments totaling approximately $15.2 million, which are equal to the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than CSFB, are being distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the Allowed 11% Senior Notes under the Plan, an affiliate of CSFB (the "CSFB Affiliate") purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

         ISSUANCE OF NEW SECURITIES

         Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

         * To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The remaining shares of New Common Stock are being held for future distributions to such holders pending the final resolution of disputed claims.

         * To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

         * To holders of Old Common Stock as of December 10, 1998, 130,000 shares, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock will not be issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

         * To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, are convertible into 4,765,165 shares of the New Common Stock. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owns approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable in January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

         RESERVATION OF ADDITIONAL NEW COMMON STOCK

         * In connection with the New Warrants described above, 971,266 shares of New Common Stock have been reserved for issuance upon the exercise of New Warrants. The New Warrants are exercisable at an initial exercise price of $9.04 per share of New Common Stock, subject to customary anti-dilution adjustments, and will expire on March 24, 2004.

         * Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date have been reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued on the Effective Date have been reserved for issuance to the Company's marketing agents under the Company's 1999 Stock Option Plan, which is subject to shareholder approval.

NOTE 2 - FRESH START ACCOUNTING PRINCIPLES EFFECTIVE MARCH 31, 1999 FOR ASCENT

BASIS OF PRESENTATION. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1998 amounts in order to conform to 1999 financial statement presentation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

FRESH START ADJUSTMENTS. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," Ascent adopted fresh start reporting effective March 31, 1999. Fresh start reporting requires the new reporting entity created on the reorganization effective date to determine a reorganization book value. The reorganization book value is allocated to the fair value of assets and liabilities similar to the purchase method of accounting under APB 16. As a result of the application of fresh start reporting, the consolidated financial statements of Ascent issued subsequent to the adoption of fresh start reporting will not be comparable with those of Westbridge prepared before adoption of fresh start reporting, including the historical consolidated financial statements of Westbridge in this quarterly report.

Ascent's reorganization book value was determined with the assistance of its financial advisors. The significant factors used in the determination of reorganization book value were analyses of industry, economic and overall market conditions, historical and projected performance of the Company, and certain financial analyses, including discounted future cash flows.

The effects of the Plan and fresh start reporting on the Company's consolidated balance sheet as of March 31, 1999 are as follows (in thousands):

                                        WESTBRIDGE      Issue New       Issue New       Fresh Start        ASCENT
                                        03/31/1999    Preferred (a)     Common (b)      Adjustments(c)    03/31/1999
                                       -------------- -------------- ---------------- ----------------- --------------
ASSETS
Total investments                      $   126,932    $              $                $                 $   126,932
Cash                                         2,210                                                            2,210
Accrued investment income                    2,169                                                            2,169
Agent receivables, net                       8,182                                                            8,182
Deferred policy acquisition costs           15,039                                                           15,039
Deferred tax asset, net                      1,070                                              6,277         7,347
Other assets                                13,504                         (3,088)             (2,500)        7,916
                                       -------------- -------------- ---------------- ----------------- --------------
     Total assets                      $   169,106    $         -    $     (3,088)    $         3,777   $   169,795
                                       ============== ============== ================ ================= ==============

LIABILITIES, PREFERRED STOCK & EQUITY
Policy liabilities and accruals        $    95,806    $              $                $                 $    95,806
Accounts payable and accruals               18,790                                               (249)       18,541
Notes payable                                5,088                                                            5,088
Accrued dividends                            1,304                         (1,304)                                -
Accrued interest                            10,518         (3,257)         (7,261)                                -
Senior Notes, net                           19,523        (19,523)                                                -
Convertible Notes                           70,000                        (70,000)                                -
                                       -------------- -------------- ---------------- ----------------- --------------
     Total liabilities                     221,029        (22,780)        (78,565)               (249)      119,435

Old Preferred Stock                         11,935                        (11,935)                                -
New Preferred Stock                                        23,257                                            23,257
                                       -------------- -------------- ---------------- ----------------- --------------
     Total preferred stock                  11,935         23,257         (11,935)                  -        23,257

Old Common Stock                               703                           (703)                                -
New Common Stock                                                               65                                65
Capital in excess of par value              37,641                         91,138            (101,741)       27,038
Accumulated other comprehensive                                                                                   -
  income, net of tax                         1,925                                             (1,925)            -
Retained earnings (deficit)               (104,127)          (477)         (3,088)            107,692             -
                                       -------------- -------------- ---------------- ----------------- --------------
     Total equity                          (63,858)          (477)         87,412               4,026        27,103
                                       -------------- -------------- ---------------- ----------------- --------------
     Total liabilities, preferred
       stock and equity                $   169,106    $         -    $     (3,088)    $         3,777   $   169,795
                                       ============== ============== ================ ================= ==============


(a) Reflects issuance of 23,257 shares of New Preferred Stock to CFSB for $15.2 million in cash and exchange of Senior Notes held by CSFB, including accrued interest, for $8.1 million. Includes simultaneous retirement of Senior Notes held by holders other than CSFB, including accrued interest, for $15.2 million and write-off of unamortized debt discount of $0.5 million.

(b) Reflects issuance of 6,500,000 shares of New Common Stock in exchange for Convertible Notes, Old Preferred Stock, Old Common Stock and settlement of general unsecured claims. Includes 32,500 shares of New Common Stock issued to management on the Effective Date, and includes write-off of unamortized debt issuance costs of $3.1 million.

(c) Reflects adjustments to record assets and liabilities at fair market value and to set retained earnings to zero.

INVESTMENTS. The Company's fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and nonredeemable preferred stocks) are also carried at estimated market value. With the application of fresh start reporting, the Company's marketable securities book values under GAAP were adjusted to equal the market values of such securities at March 31, 1999. Accordingly, the stockholders' equity section of Ascent's condensed consolidated balance sheet at March 31, 1999 reflects a zero balance in accumulated other comprehensive income. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities subsequent to March 31, 1999 will be reported directly in stockholders' equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

DEFERRED POLICY ACQUISITION COSTS ("DPAC"). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in DPAC is the cost of insurance purchased on acquired business. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits. No changes were made to DPAC assumptions for purposes of fresh start accounting.

FUTURE POLICY BENEFITS. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity, withdrawals, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on the Company's experience as adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience. If it is determined that future experience will probably differ significantly from that previously assumed, the estimates are revised and any adjustments reflected in current operations. No changes were made to such actuarial assumptions for purposes of fresh start accounting.

CLAIM RESERVES. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. These liabilities are subject to the impact of future changes in claim experience. As estimates are revised, any adjustments are reflected in current operations. No changes were made to claim reserve estimates for purposes of fresh start accounting.

FEDERAL INCOME TAXES. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at March 31, 1999 is net of a valuation allowance of approximately $16.9 million related principally to net operating loss carryforwards ("NOLs") of Ascent's operating subsidiaries.

In connection with its reorganization, the Company realized a non-taxable gain from the extinguishment of certain indebtedness for tax purposes, since the gain results from a reorganization under the Bankruptcy Code. However, the Company is required to reduce certain tax attributes of the holding company, including (i) NOLs, (ii) certain tax credits and (iii) tax bases in assets in an amount equal to such a gain on extinguishment.

NOTE 3 - EARNINGS PER SHARE ("EPS")

EPS for the three months ended March 31, 1999 and 1998 is computed based upon the capital structure of Westbridge prior to the Effective Date of the Plan. Basic EPS is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding ("average shares") during the period. To obtain net income attributable to common shareholders for EPS computations, preferred stock dividends are deducted from net income. As the accrual of preferred stock dividends was suspended on September 16, 1998, no preferred stock dividends were deducted in the computation of EPS for the three months ended March 31, 1999. Diluted EPS reflects the potential dilution of average shares that could occur if securities or other contracts to issue common stock were converted or exercised. For both the three months ended March 31, 1999 and 1998, the impact of common stock options and convertible notes were anti-dilutive and were not included in the calculation of EPS. The following table reflects the calculation of basic and diluted EPS:

                                                                                Three Months Ended March 31,

                                                                    --------------------------------------------------
                                                                             1999                          1998
                                                                    --------------------          --------------------
                                                                        (Amounts in 000's, except per share amounts)

     Net income (loss)                                                   $    208                     $   (4,966)
     Preferred stock dividends                                                  -                           (471)
                                                                    --------------------          --------------------
     Income (loss) available to common shareholders                      $    208                     $   (5,437)
                                                                    ====================          ====================
     Average weighted shares outstanding                                    7,032                          6,195
                                                                    ====================          ====================
     Basic and diluted earnings (loss) per share                         $    .03                     $    (0.88)
                                                                    ====================          ====================


NOTE 4 - COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the unrealized appreciation (depreciation) of marketable securities held net of tax. Comprehensive loss, net of related tax, is as follows, in thousands:

                                                                                    Three Months Ended March 31,
                                                                             -----------------------------------------
                                                                                    1999                    1998
                                                                             -----------------      ------------------
Net income (loss)                                                              $      208               $   (4,966)
Other comprehensive (loss) income:
     Unrealized holding (loss) gain arising during period,
       net of tax                                                                  (1,959)                     117
     Less:  reclassification adjustment for gain on sales of
       fixed maturity and equity securities included in net
       income (loss), net of tax                                                      (27)                    (170)
                                                                             -----------------      ------------------
Comprehensive loss, net of tax                                                 $   (1,778)              $   (5,019)
                                                                             =================      ==================

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

In connection with the approval and effectiveness of the Plan, the Company settled a putative class action complaint brought on behalf of purchasers of the Company's securities during the period October 31, 1996 through October 31, 1997.

NOTE 6 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

In December 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 on a prospective basis effective January 1, 1999. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

In March 1998, AcSEC issued SOP 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use," which requires capitalization of certain costs after the date of adoption in connection with developing or obtaining software for internal use. The Company adopted SOP 98-1 on a prospective basis effective January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's results of operations, liquidity or financial position.

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The NAIC is now considering amendments to the Codification guidance that would also be effective upon implementation. The NAIC has recommended an effective date of January 1, 2001. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. It is not known whether the insurance departments of the state of domicile of the Company's Insurance Subsidiaries will adopt the Codification or whether those insurance departments will make any changes to that guidance. The Company does not expect Codification guidance, if adopted, to materially impact statutory surplus. However, the actual effect of adoption could differ as changes are made to the Codification guidance, prior to its recommended effective date of January 1, 2001.

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

In connection with its emergence from Chapter 11 bankruptcy proceedings on March 24, 1999, Westbridge Capital Corp. ("Westbridge") changed its corporate name to "Ascent Assurance, Inc." ("Ascent"). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries. For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 1 and 2 to the Condensed Consolidated Financial Statements included at Part 1, Item I.

The following discussion provides management's assessment of financial condition at March 31, 1999 as compared to December 31, 1998 and results of operations for the three months ended March 31, 1999 as compared to March 31, 1998 for the Company. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Report on Form 10-K and should be read in conjunction therewith. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements (see "Forward-Looking Statements").

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its accident and health insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The product lines currently marketed and underwritten by the Company's insurance subsidiaries are Medical Expense products and Specified Disease products. Medical Expense products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Specified Disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Historically, the Company's insurance subsidiaries have also underwritten a significant amount of Medicare Supplement products. The underwriting of Medicare Supplement products was curtailed due to the relatively low margins for these products. Fee and service income is generated from (i) commissions received by the Company for sales of managed care and senior products underwritten primarily by unaffiliated managed care organizations, (ii) telemarketing services, and (iii) printing services.

OPERATING RESULTS

The following table presents the Company's results of operations and key operating ratios:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                     --------------------------------------
                                                                           1999                  1998
                                                                     ----------------      ----------------
       Total premiums                                                $     29,948          $     37,439
                                                                     ----------------      ----------------
       Benefits and claims                                                 21,799                28,436
       Commissions                                                          2,390                 6,519
       Amortization of deferred policy acquisition costs                    1,194                 1,235
       General and administrative expense                                   5,479                 5,702
       Taxes licenses and fees                                              1,059                 1,288
                                                                     ----------------      ----------------
       Total underwriting expenses                                         31,921                43,180
                                                                     ----------------      ----------------
            UNDERWRITING RESULTS                                           (1,973)               (5,741)
                                                                     ----------------      ----------------
       Fee and service income                                               4,039                 4,062
       Fee and service expenses                                            (3,768)               (4,278)
                                                                     ----------------      ----------------
            FEE AND SERVICE RESULTS                                           271                  (216)
                                                                     ----------------      ----------------
       Net investment income                                                2,562                 3,166
       Net realized gain on investments                                        41                   262
       Interest expense on notes payable                                     (119)                 (292)
       Interest expense on debt retired/canceled                             (507)               (1,888)
       Reorganization expense                                                   -                (1,016)
                                                                     ----------------      ----------------
            INCOME (LOSS) BEFORE INCOME TAXES                                 275                (5,725)
       Income tax (expense) benefit                                           (67)                  759
                                                                     ----------------      ----------------
            NET INCOME (LOSS)                                        $        208          $     (4,966)
                                                                     ================      ================

       UNDERWRITING RATIOS
         Benefits and claims                                                72.8%                 76.1%
         Commissions                                                         8.0%                 17.4%
         Amortization of deferred policy acquisition costs                   4.0%                  3.3%
         General and administrative expenses                                18.3%                 15.2%
         Taxes, licenses and fees                                            3.5%                  3.4%


OVERVIEW. Pre-tax income increased by $6.0 million for the first quarter of 1999 as compared to first quarter of 1998. A $3.8 million improvement in underwriting results, a $1.4 million decline in interest expense on debt retired/canceled on March 24, 1999 and a $1 million decline in reorganization expenses were the principal contributors to the improvement in pre-tax income. See below for a discussion of the principal components of underwriting results and net investment income.

PREMIUMS. Premium revenue, in thousands, for each major product line is set forth below:

                                                    Three Months Ended March 31,
                                                           1999            1998
                                                        --------         -------
Medical Expense:
    First-year .................................         $ 2,797         $ 5,710
    Renewal ....................................          11,285          12,326
                                                         -------         -------
         Subtotal ..............................          14,082          18,036
                                                         -------         -------
Specified Disease:
    First-year .................................             297             543
    Renewal ....................................           7,268           7,724
                                                         -------         -------
         Subtotal ..............................           7,565           8,267
                                                         -------         -------
Medicare Supplement:
    First-year .................................              27             756
    Renewal ....................................           8,134          10,195
                                                         -------         -------
         Subtotal ..............................           8,161          10,951
                                                         -------         -------
Other ..........................................             140             185
                                                         -------         -------
           Total Premium Revenue ...............         $29,948         $37,439
                                                         =======         =======

Premiums decreased $7.5 million, or 20.1%, in the first quarter of 1999 as compared to the first quarter of 1998 due to a decrease in first-year premiums of $3.9 million, or 55.8%, and a decrease in renewal premiums of $3.6 million, or 11.9%. The decrease in first-year premiums was comprised of a decrease in Medical Expense premiums of $2.9 million, or 50.9%; a decrease in Medicare Supplement premiums of $0.7 million, or 97.4%; and a decrease in Specified Disease premiums of $0.2 million, or 42.3%. In general, first-year premiums declined due to the restructuring of the Company's marketing operations which included the introduction of new products.

The decrease in renewal premiums was comprised of a decrease in Medicare Supplement premiums of $2.1 million, or 20.6%; a decrease in Medical Expense premiums of $1.0 million, or 8.3%; and a decrease in Specified Disease premiums of $0.5 million, or 5.8%. Renewal premiums declined due to implementation of rate increases on less profitable blocks of business which resulted in decreased persistency.

BENEFITS AND CLAIMS. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The 3.3 percentage point decrease in the ratio of benefits and claims to premium improved underwriting results by approximately $1.0 million in the first quarter of 1999 as compared to 1998. The improvement is attributable to premium rate increases and lower persistency on less profitable blocks of business.

COMMISSIONS. The 9.4 percentage point decrease in the ratio of commissions to premium improved underwriting results by approximately $2.8 million in the first quarter of 1999 as compared to 1998. The improvement in the commission ratio reflects the aforementioned decrease in first-year premiums which carry a higher commission rate and the consolidation of the Company's marketing structure from fragmented general agency operations into a single career agency force in mid-1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses are semi-variable with premium as a number of infrastructure costs are fixed. The
3.1 percentage point increase in the ratio of general and administrative expenses to premium in the first quarter of 1999 as compared to 1998 is principally attributable to the decline in premium volume in the first quarter of 1999.

NET INVESTMENT INCOME. Net investment income decreased by $0.6 million, or 19%, for the first quarter of 1999 as compared to 1998 due to a 12% decrease in average invested assets and decreased interest income from agent receivables.

FINANCIAL CONDITION

INVESTMENTS. The following table summarizes the Company's fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable securities. Investments in the debt securities of corporations are principally in publicly-traded bonds.

                                               March 31, 1999     December 31, 1998
                                              ----------------   -------------------
                                               Market                Market
FIXED MATURITY SECURITIES                      Value       %         Value       %
-------------------------------------------   --------  ------   --------     ------
                                               (in thousands)      (in thousands)

U.S. Government and governmental
   agencies and authorities (except
   mortgage-backed) ......................   $ 11,271      9.7     $ 11,776      9.6
Finance ..................................     31,525     27.1       31,919     26.0
Public utilities .........................     12,745     11.0       13,421     10.9
Mortgage-backed ..........................      7,349      6.3        8,110      6.6
States, municipalities and political
   subdivisions ..........................      1,543      1.3        1,586      1.3
All other corporate bonds ................     51,919     44.6       56,052     45.6
                                             --------    -----     --------    -----
   Total fixed maturity securities .......   $116,352    100.0     $122,864    100.0
                                             ========    =====     ========    =====


The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit. Ratings are the lower of those assigned primarily by Standard & Poor's and Moody's, when available, and are shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable National Association of Insurance Commissioner's ("NAIC") designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" and NAIC 2 fixed maturity securities have been classified as "BBB".

                                            March 31, 1999        December 31, 1998
                                          -------------------    ----------------------
COMPOSITION OF FIXED MATURITY               Market                 Market
SECURITIES BY RATING                        Value         %        Value           %
-----------------------------------       ---------    ------    ----------     ------
                                            (in thousands)           (in thousands)
RATINGS

Investment grade:
   U.S. Government and agencies           $ 17,677       15.2      $ 19,886       16.2
   AAA                                       2,902        2.5         2,289        1.9
   AA                                        9,685        8.3        11,058        9.0
   A                                        40,382       34.7        38,397       31.2
   BBB                                      42,237       36.3        47,045       38.3
Non-Investment grade:
   BB                                        1,317        1.1         2,118        1.7
   B and below                               2,152        1.9         2,071        1.7
                                          --------      -----      --------      -----
     Total fixed maturity securities      $116,352      100.0      $122,864      100.0
                                          ========      =====      ========      =====

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 1999 and December 31, 1998 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                             March 31, 1999       December 31, 1998
                                          -------------------    ------------------
COMPOSITION OF FIXED MATURITY               Market                  Market
SECURITIES BY MATURITY                       Value       %          Value          %
-------------------------------------     --------     ------    ---------       -----
                                             (in thousands)          (in thousands)
SCHEDULED MATURITY

Due in one year or less                   $    712        0.6      $  1,889        1.5
Due after one year through five years       37,503       32.2        32,254       26.2
Due after five years through ten years      37,550       32.3        41,959       34.2
Due after ten years                         33,238       28.6        38,652       31.5
Mortgage-backed securities                   7,349        6.3         8,110        6.6
                                          --------      -----      --------      -----

     Total fixed maturity securities      $116,352      100.0      $122,864      100.0
                                          ========      =====      ========      =====


CLAIM RESERVES. Claim reserves are established for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $41.1 million at March 31, 1999 as compared to $44.1 million at December 31, 1998. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; and
(4) writings of significant blocks of new business. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Management considers many factors when setting reserves including: (1) historical trends; (2) current legal interpretations of coverage and liability;
(3) loss payments and pending levels of unpaid claims; and (4) product mix. Based on these considerations, management believes that adequate provision has been made for the Company's claim reserves. Actual claims paid may deviate, perhaps substantially, from such reserves.

FUTURE POLICY BENEFIT RESERVES. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $54.7 million at March 31, 1999 as compared to $53.9 million at December 31, 1998. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Company's future policy benefit reserves, the Company relies primarily upon its own benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. The Company's persistency rates have a direct impact upon its policy benefit reserves because the determinations for this reserve are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

ASCENT. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance subsidiaries, and tax payments under a tax sharing agreement among Ascent and its subsidiaries. As of March 31, 1999, Ascent held approximately $8.9 million in unrestricted cash and invested assets.

Dividends paid by the insurance subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. National Foundation Life Insurance Company ("NFL"), a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1999, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner, as its December 31, 1998 earned surplus was negative. Further, NFL has agreed to obtain prior approval for any future dividends.

National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT"), Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus excluding any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. NFIC's and AICT's earned surplus at December 31, 1998 was negative, and as such, each company is precluded from paying dividends during 1999 without the prior approval of the Texas Insurance Commissioner.

Freedom Life Insurance Company ("FLICA"), a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1999 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1998.

Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the insurance subsidiaries during 1997 and 1998, Ascent does not expect to receive any dividends from its insurance subsidiaries for the foreseeable future. In addition, as discussed further below, the insurance subsidiaries may require capital contributions from Ascent to maintain adequate statutory capital and surplus.

INSURANCE SUBSIDIARIES. The primary sources of cash for the insurance subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by capital contributions from Ascent and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The insurance subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

During the three months ended March 31, 1998, the insurance subsidiaries experienced adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. The insurance subsidiaries have developed new insurance products with more stringent underwriting procedures and lower agent commissions. In addition, the insurance subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The insurance subsidiaries also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the insurance subsidiaries will continue to incur operating losses on these old lines of business (i) until such time as the necessary rate increases can be fully implemented and realized, and (ii) until sales of new products reach targeted production levels. Although reported loss ratios improved for the three months ended March 31, 1999, there can be no assurance that the impact of any additional rate increases approved will result in consistent profitability on such old lines, or that targeted production levels will be reached and sustained. For the three months ended March 31, 1999 and 1998, the insurance subsidiaries received capital contributions totaling approximately $.4 million and $1.1 million, respectively, from Ascent. To the extent that the insurance subsidiaries experience further statutory operating losses, additional capital may be required.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the insurance subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At March 31, 1999, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At March 31, 1999, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997 and 1998, material transactions are subject to approval by the department of insurance in each domiciliary state.

CONSOLIDATED. The Company's consolidated net cash provided by (used for) operations totaled $2.5 million and ($2.9) million for the first quarter of 1999 and 1998, respectively. The $5.4 million improvement in cash flow from operations was primarily attributable to the Company generating net income from operations of $0.2 million for first quarter of 1999 compared with a net operating loss of $5.4 million for 1998.

Net cash provided by investing activities for the first quarter of 1999 and 1998 totaled $0.5 million and $3.4 million, respectively. The decrease in net cash provided by investment activities for 1999 was primarily the result of the decrease in net cash required to fund operating activities for the comparable period for 1998.

Net cash used for financing activities totaled $1.1 million and $3.5 million for the first quarter of 1999 and 1998, respectively. In the ordinary course of operations, financing activities remained relatively unchanged between 1999 and 1998 and relate primarily to the net borrowings and repayments associated with the Company's receivables financing program. Cash used for financing activities for 1999 included approximately $15.2 million of cash receipts and corresponding outflows related to the issue of the New Preferred Stock and retirement of the Senior Notes.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI") (formerly, Westbridge Funding Corp.), an indirect wholly-owned subsidiary of Ascent. On June 6, 1997, AFI entered into a Credit Agreement (the "Credit Agreement") with LaSalle National Bank ("LaSalle"). This Credit Agreement provides AFI with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the insurance subsidiaries and certain affiliated marketing companies. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Under this commission advancing program, the Company's receivables from subagents totaled approximately $8.2 million and approximately $5.1 million was outstanding under the Credit Agreement at March 31, 1999. The Credit Agreement terminates on June 5, 2000, at which time the outstanding principal and interest thereunder will be due and payable. Ascent has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). Ascent's obligations under the Guaranty Agreement continued following confirmation of the Plan. On the Effective Date, the Guaranty Agreement was amended and all events of default thereunder were cured. As of March 31, 1999, there were no events of default under the Credit or Guaranty Agreements.

YEAR 2000

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

Under the Company's enterprise-wide remediation program, the most effective I/T systems solution was to purchase a new, more modern, Year 2000 compliant policyholder and claim administration system. This replacement effort is well underway and targeted for implementation in November of 1999.

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

The Company's contingency plan is to make the existing I/T systems, which are to be replaced, Year 2000 compliant. This effort is currently in the remediation and testing phases of the project and is scheduled to be completed during the third quarter of 1999. The Company's contingency plan has identified and prioritized the Year 2000 exposures within the existing I/T systems. By remediating these I/T exposures on a priority basis, the Company is working to limit its Year 2000 contingency risk to lower priority I/T exposures in the event that the Company's most reasonably likely worst case Year 2000 scenario were to occur.

The most reasonably likely worst case Year 2000 scenario would be that certain functions within the Company's existing I/T systems would incorrectly process policy information such as policy paid-to-dates, premium billings, commissions and claims. This scenario could have a material, adverse impact on the Company's ability to conduct its business.

The Company expects to incur approximately $4.0 to $5.0 million in total charges related to computer hardware and software, infrastructure, and facilities enhancements necessary to prepare for the Year 2000, of which a portion may be capitalized. For the three months ended March 31, 1999, the Company incurred approximately $0.8 million in expenses related to systems planning and consulting efforts associated with the development of the Company's Year 2000 remediation plans. Inception to date, the Company has incurred costs of $1.4 million. The majority of the Company's Year 2000 costs relate to computer hardware and software purchases and consulting fees, which will occur primarily in the second quarter of 1999.

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

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The preceding statements and certain other statements contained in Part 1, Item 1 - Financial Statements and Part 1, Item 2
- Management's Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

       *  the effect of economic and market conditions

       * further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses

       *  actions that may be taken by insurance regulatory authorities

       * adverse developments in the timing or results of the Company's current strategic business plan

       * the difficulty in controlling health care costs and integrating new operations

       * the ability of the Company to realize anticipated general and administrative expense savings and overhead reductions from system replacement initiatives

       * the ability of management to return the Company's operations to profitability

       *  and the possible negative effects of prospective health care reform.

Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 8-K during 1999 and Form 10-K for the year ended December 31, 1998. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

                             ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)

                                     PART II





ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS:

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

4.4  Form of Preferred Stock  Certificate  (incorporated by reference to Exhibit
     4.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.1 First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank(incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.2 Registration Rights Agreement dated as of March 24, 1999 between the Company and Special Situations Holdings, Inc. - Westbridge (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.3 1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to the Company's Schedule 14A filed with the Commission on April 30, 1999).


27.1* Exhibit 27 Financial Data Schedule, (included in electronic filing only).

(b)  REPORTS ON FORM 8-K

     The Registrant filed a Report on Form 8-K dated March 25, 1999 in response to Item 5, Other Events, to report its emergence on March 24, 1999 from the Chapter 11 Case commenced on September 16, 1998.


* Filed Herewith

                                                                       FORM 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ASCENT ASSURANCE, INC.

                                               /S/ PATRICK J. MITCHELL
                                               -----------------------
                                                   Patrick J. Mitchell
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                               /S/ CYNTHIA B. KOENIG
                                               -----------------------
                                                   Cynthia B. Koenig
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)

Dated at Fort Worth, Texas
May 14, 1999