Form 10-Q
period 1999-06-30
ASCENT ASSURANCE INC
filed 1999-08-13
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999


                          Commission File Number 1-8538


                             ASCENT ASSURANCE, INC.
                          ---------------------------
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


                                       N/A
   --------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO___


Common Stock - Par Value $.01   6,500,000 Shares Outstanding at August 13, 1999

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

-------------------------------------------------------------------------------
                                                                                                           PAGE NO.

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Ascent Assurance, Inc. Condensed Consolidated Balance Sheets

           at June 30, 1999 and March 31, 1999..................................................................  3

         Westbridge Capital Corp. Condensed Consolidated Balance Sheet

           at December 31, 1998.................................................................................  4

         Ascent Assurance, Inc. Condensed Consolidated Statement of Income

           for the Three Months Ended June 30, 1999.............................................................  5

         Westbridge Capital Corp. Condensed Consolidated Statements of Income for the Three Months Ended March 31, 1999 and June 30, 1998 and for

           the Six Months Ended June 30, 1998...................................................................  6

         Ascent Assurance, Inc. Condensed Consolidated Statement of Cash Flows

           for the Three Months Ended June 30, 1999.............................................................  7

         Westbridge Capital Corp. Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and June 30, 1998 and for

           the Six Months Ended June 30, 1998...................................................................  8

         Notes to Condensed Consolidated Financial Statements...................................................  9

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         General................................................................................................ 16

         Business Overview...................................................................................... 16

         Operating Results...................................................................................... 17

         Financial Condition.................................................................................... 19

         Liquidity, Capital Resources and Statutory Capital and Surplus......................................... 21

         Year 2000.............................................................................................. 24

         Forward-Looking Statements............................................................................. 26

PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................... 27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K....................................................................... 28

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                              JUNE 30, 1999          MARCH 31, 1999
                                                                            -------------------    -------------------
                                                                                (in thousands, except share data)

ASSETS

Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $112,214
       and $116,352)                                                            $    109,204           $    116,352
   Equity securities, at market                                                        2,250                  2,275
   Other investments                                                                     468                    516
   Short-term investments                                                              7,210                  7,789
                                                                            -------------------    -------------------
       Total Investments                                                             119,132                126,932

Cash                                                                                   2,155                  2,210
Accrued investment income                                                              2,156                  2,169
Receivables from agents, net of allowance for doubtful accounts of
   $6,424 and $6,358                                                                   6,938                  8,182
Deferred policy acquisition costs                                                     16,383                 15,039
Deferred tax asset, net                                                                8,374                  7,347
Other assets                                                                           8,013                  7,916
                                                                            -------------------    -------------------

       TOTAL ASSETS                                                             $    163,151           $    169,795
                                                                            ===================    ===================

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY

Liabilities:

   Policy liabilities and accruals:
     Future policy benefits                                                     $     55,760           $     54,738
     Claim reserves                                                                   38,386                 41,068
                                                                            -------------------    -------------------
       Total policy liabilities and accruals                                          94,146                 95,806
Accounts payable and other liabilities                                                16,636                 18,541
Notes payable                                                                          3,509                  5,088
                                                                            -------------------    -------------------
     Total Liabilities                                                               114,291                119,435
                                                                            -------------------    -------------------
Redeemable convertible preferred stock                                                23,257                 23,257
                                                                            -------------------    -------------------
Stockholders' Equity:
   Common stock ($.01 par value, 30,000,000 shares authorized;
     6,500,000 shares issued)                                                             65                     65
   Capital in excess of par value                                                     27,103                 27,038
   Accumulated other comprehensive income, net of tax                                 (1,972)                     -
   Retained Earnings                                                                     407                      -
                                                                            -------------------    -------------------
     Total Stockholders' Equity                                                       25,603                 27,103
                                                                            -------------------    -------------------
       TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
         AND STOCKHOLDERS' EQUITY                                               $    163,151           $    169,795
                                                                            ===================    ===================


See Notes to Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (NOW, ASCENT ASSURANCE, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Audited)

                                                                                              DECEMBER 31, 1998
                                                                                            -----------------------
                                                                                            (in thousands, except
ASSETS                                                                                           share data)

Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $119,167)                                 $   122,864
   Equity securities, at market                                                                          2,575
   Other investments                                                                                       598
   Short-term investments                                                                                5,393
                                                                                            -----------------------
     Total Investments                                                                                 131,430

Cash                                                                                                       278
Accrued investment income                                                                                2,372
Receivables from agents, net of allowance for doubtful accounts of $6,592                                9,860
Deferred policy acquisition costs                                                                       14,177
Other assets                                                                                            11,624
                                                                                            -----------------------
       TOTAL ASSETS                                                                                $   169,741
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
                                                                                            =======================

See Notes to Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)



                                                                              THREE MONTHS ENDED
                                                                                 JUNE 30, 1999
                                                                              --------------------
                                                                                (in thousands,
                                                                               except per share
                                                                                     data)
       REVENUES:
          Premiums:
            First-year                                                            $       3,903
            Renewal                                                                      25,671
                                                                              --------------------
                                                                                         29,574
          Net investment income                                                           2,333
          Fee and service income                                                          3,871
          Net realized loss on investments                                                  (63)
                                                                              --------------------
                                                                                         35,715
                                                                              --------------------
       BENEFITS, CLAIMS AND EXPENSES:
          Benefits and claims                                                            21,733
          Amortization of deferred policy
            acquisition costs                                                               865
          Commissions                                                                     4,139
          General and administrative expenses                                             5,971
          Taxes, licenses and fees                                                        1,293
          Interest expense on notes payable                                                  93
                                                                              --------------------
                                                                                         34,094
                                                                              --------------------
       Income before income taxes                                                         1,621
       Federal income tax expense                                                          (567)
                                                                              --------------------
          NET INCOME                                                              $       1,054
                                                                              ====================

       Preferred stock dividends                                                            647
                                                                              --------------------
       INCOME APPLICABLE TO COMMON STOCKHOLDERS                                   $         407
                                                                              ====================

       BASIC AND DILUTED NET INCOME PER COMMON SHARE                              $         .06
                                                                              ====================
       WEIGHTED AVERAGE SHARES OUTSTANDING:
          Basic                                                                           6,500
                                                                              ====================
          Diluted                                                                         6,530
                                                                              ====================




See Notes to Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (NOW, ASCENT ASSURANCE, INC.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        THREE MONTHS           THREE MONTHS            SIX MONTHS
                                                           ENDED                  ENDED                  ENDED
                                                       MARCH 31, 1999         JUNE 30, 1998          JUNE 30, 1998
                                                     -------------------    -------------------    -------------------
                                                                  (in thousands, except per share data)
REVENUES:
  Premiums:
     First-year                                          $       3,121          $       4,659          $      11,690
     Renewal                                                    26,827                 30,592                 61,000
                                                     -------------------    -------------------    -------------------
                                                                29,948                 35,251                 72,690
  Net investment income                                          2,562                  3,192                  6,358
  Fee and service income                                         4,039                  4,037                  8,099
  Net realized gain on investments                                  41                    267                    529
                                                     -------------------    -------------------    -------------------
                                                                36,590                 42,747                 87,676
                                                     -------------------    -------------------    -------------------
BENEFITS, CLAIMS AND EXPENSES:
  Benefits and claims                                           21,799                 25,412                 53,848
  Amortization of deferred policy
     acquisition costs                                           1,194                    713                  1,948
  Commissions                                                    5,002                  8,708                 18,199
  General and administrative expenses                            6,635                  6,892                 13,900
  Taxes, licenses and fees                                       1,059                  1,443                  2,731
  Interest expense on notes payable                                119                    235                    527
  Interest expense on retired/canceled debt                        507                  1,889                  3,777
  Reorganization expense                                             -                  1,084                  2,100
                                                     -------------------    -------------------    -------------------
                                                                36,315                 46,376                 97,030
                                                     -------------------    -------------------    -------------------
Income (loss) before income taxes                                  275                 (3,629)                (9,354)
Federal income tax (expense) benefit                               (67)                   480                  1,239
                                                     -------------------    -------------------    -------------------
     NET INCOME (LOSS)                                   $         208          $      (3,149)         $      (8,115)
                                                     ===================    ===================    ===================
Preferred stock dividends                                            -                    (62)                   409
                                                     ===================    ===================    ===================
INCOME APPLICABLE TO COMMON STOCKHOLDERS                 $         208          $      (3,087)         $      (8,524)
                                                     ===================    ===================    ===================
BASIC AND DILUTED EARNINGS (LOSS) PER
   COMMON SHARE                                          $         .03          $        (.48)         $       (1.36)
                                                     ===================    ===================    ===================
WEIGHTED AVERAGE SHARES OUTSTANDING:
  Basic                                                          7,032                  6,381                  6,289
                                                     ===================    ===================    ===================
  Diluted                                                        7,032                  6,381                  6,289
                                                     ===================    ===================    ===================




See Notes to Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)




                                                                                   THREE MONTHS ENDED
                                                                                     JUNE 30, 1999
                                                                                   -------------------
                                                                                     (in thousands)

     CASH FLOWS FROM OPERATING ACTIVITIES:
        Net income                                                                     $       1,054
        Adjustments to reconcile net income to cash
          provided by (used for) operating activities:
          Amortization of deferred policy acquisition costs                                      864
          Decrease in receivables from agents                                                  1,244
          Addition to deferred policy acquisition costs                                       (2,208)
          Decrease in other assets                                                             1,066
          Decrease in policy liabilities and accruals                                         (1,660)
          Decrease in accounts payable and other liabilities                                  (2,552)
          Increase in deferred income taxes, net                                              (1,027)
        Other, net                                                                             1,405
                                                                                   -------------------
            Net Cash Used For Operating Activities                                            (1,814)
                                                                                   -------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Proceeds from investments sold:
          Fixed maturities, called or matured                                                    807
          Fixed maturities, sold                                                               6,563
          Other investments, sold or matured                                                      58
        Cost of investments acquired                                                          (2,927)
       Software, equipment, and other                                                         (1,163)
                                                                                   -------------------
            Net Cash Provided By Investing Activities                                          3,338
                                                                                   -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Issuance of notes payable                                                              1,408
        Repayment of notes payable                                                            (2,987)
                                                                                   -------------------
            Net Cash Used For Financing Activities                                            (1,579)
                                                                                   -------------------
        Decrease In Cash During Period                                                           (55)
        Cash at Beginning of Period                                                            2,210
                                                                                   -------------------
            Cash at End of Period                                                      $       2,155
                                                                                   ===================






See Notes to Condensed Consolidated Financial Statements.

                                              WESTBRIDGE CAPITAL CORP.
                                            (NOW, ASCENT ASSURANCE, INC.)
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited)



                                                           THREE MONTHS           THREE MONTHS           SIX MONTHS
                                                              ENDED                  ENDED                  ENDED
                                                          MARCH 31, 1999         JUNE 30, 1998          JUNE 30, 1998
                                                        -------------------    -------------------    ------------------
                                                                                (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) applicable to common stockholders             $         208          $      (3,087)         $      (8,524)
  Adjustments to reconcile net income to cash
     provided by (used for) operating activities
  Amortization of deferred policy acquisition costs                 1,194                    713                  1,948
  Decrease in receivables from agents                               1,678                  2,560                  5,152
  Addition to deferred policy acquisition costs                    (2,056)                  (549)                (1,263)
  (Increase) decrease in other assets                              (1,007)                 1,307                   (517)
  Decrease in policy liabilities and accruals                      (2,181)                (2,405)                (3,391)
  Increase in accounts payable and other                            4,428                  2,840                  4,914
liabilities
  Increase in deferred income taxes, net                           (1,070)                     -                      -
  Other, net                                                        1,308                   (493)                  (313)
                                                        -------------------    -------------------    ------------------
     Net Cash Provided By (Used For) Operating
       Activities                                                   2,502                    886                 (1,994)
                                                        -------------------    -------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from investments sold:
     Fixed maturities, called or matured                            2,215                  1,872                  5,126
     Fixed maturities, sold                                         4,904                  7,116                 11,343
     Other investments, sold or matured                               139                  1,871                  1,936
  Cost of investments acquired                                     (5,851)                (6,474)               (10,429)
  Other                                                              (873)                  (604)                  (763)
                                                        -------------------    -------------------    ------------------
     Net Cash Provided By Investing Activities                        534                  3,781                  7,213
                                                        -------------------    -------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirement of senior subordinated debentures                    (15,167)                     -                      -
   Issuance of notes payable                                          911                  1,599                  2,974
  Repayment of notes payable                                       (2,015)                (4,526)                (7,022)
  Issuance of preferred stock                                      15,167                      -                      -
                                                        -------------------    -------------------    ------------------
     Net Cash Used For Financing Activities                        (1,104)                (2,927)                (4,048)
                                                        -------------------    -------------------    ------------------
Increase in Cash During Period                                      1,932                  1,740                  1,171
Cash at Beginning of Period                                           278                    461                  1,030
                                                        -------------------    -------------------    ------------------
     Cash at End of Period                                  $       2,210          $       2,201          $       2,201
                                                        ===================    ===================    ==================

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

DISTRIBUTIONS UNDER THE PLAN

         CASH DISTRIBUTION

         To the holders of Senior Notes other than Credit Suisse First Boston Corporation ("CSFB"), cash payments totaling approximately $15.2 million, which equaled the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than CSFB, were distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the Allowed 11% Senior Notes under the Plan, an affiliate of CSFB (the "CSFB Affiliate") purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

         ISSUANCE OF NEW SECURITIES

         Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

               To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The remaining shares of New Common Stock are expected to be distributed by September 1999.

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

               Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date have been reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued on the Effective Date have been reserved for issuance to the Company's marketing agents under the Company's 1999 Stock Option Plan, which was approved by the Company's shareholders.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES INCLUDING FRESH START ACCOUNTING PRINCIPLES EFFECTIVE MARCH 31, 1999 FOR ASCENT
         BASIS OF PRESENTATION.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1998 amounts in order to conform to 1999 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

FRESH START ADJUSTMENTS. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start reporting effective March 31, 1999. Fresh start reporting requires the new reporting entity created on the reorganization effective date to determine a reorganization book value. The reorganization book value is allocated to the fair value of assets and liabilities similar to the purchase method of accounting under APB 16. As a result of the application of fresh start reporting, the financial statements of Ascent issued subsequent to the adoption of fresh start reporting will not be comparable with those of Westbridge prepared before adoption of fresh start accounting, including the historical financial statements of Westbridge in this quarterly report. With the adoption of fresh start accounting, the Company retained a fiscal accounting year ended on December 31 of each year.

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

The effects of the Plan and fresh start reporting on the Company's consolidated balance sheet as of March 31, 1999 are as follows (in thousands):

                                        WESTBRIDGE      Issue New       Issue New       Fresh Start        ASCENT
                                        03/31/1999    Preferred (a)     Common (b)      Adjustments(c)    03/31/1999
                                       -------------- -------------- ---------------- ----------------- --------------
ASSETS
Total investments                      $   126,932    $              $                $                 $   126,932
Cash                                         2,210                                                            2,210
Accrued investment income                    2,169                                                            2,169
Agent receivables, net                       8,182                                                            8,182
Deferred policy acquisition costs           15,039                                                           15,039
Deferred tax asset, net                      1,070                                              6,277         7,347
Other assets                                13,504                         (3,088)             (2,500)        7,916
                                       -------------- -------------- ---------------- ----------------- --------------
     Total assets                      $   169,106    $         -    $     (3,088)    $         3,777   $   169,795
                                       ============== ============== ================ ================= ==============

LIABILITIES, PREFERRED STOCK & EQUITY
Policy liabilities and accruals        $    95,806    $              $                $                 $    95,806
Accounts payable and accruals               18,790                                               (249)       18,541
Notes payable                                5,088                                                            5,088
Accrued dividends                            1,304                         (1,304)                                -
Accrued interest                            10,518         (3,257)         (7,261)                                -
Senior subordinated notes, net              19,523        (19,523)                                                -
Convertible subordinated notes              70,000                        (70,000)                                -
                                       -------------- -------------- ---------------- ----------------- --------------
     Total liabilities                     221,029        (22,780)        (78,565)               (249)      119,435

Old Series A preferred stock                11,935                        (11,935)                                -
New Series A preferred stock                               23,257                                            23,257
                                       -------------- -------------- ---------------- ----------------- --------------
     Total preferred stock                  11,935         23,257         (11,935)                  -        23,257

Old common stock                               703                           (703)                                -
New common stock                                                               65                                65
Additional paid in capital                  37,641                         91,138            (101,741)       27,038
Accumulated other comprehensive
  income, net of tax                         1,925                                             (1,925)            -
Retained earnings                         (104,127)          (477)         (3,088)            107,692             -
                                       -------------- -------------- ---------------- ----------------- --------------
     Total equity                          (63,858)          (477)         87,412               4,026        27,103
                                       -------------- -------------- ---------------- ----------------- --------------
     Total liabilities, preferred
       stock and equity                $   169,106    $         -    $     (3,088)    $         3,777   $   169,795
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

INVESTMENTS. The Company's fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and nonredeemable preferred stocks) are also carried at estimated market value. With the application of fresh start reporting, the Company's marketable securities book values under GAAP were adjusted to equal the market values of such securities at March 31, 1999. Accordingly, the stockholders' equity section of Ascent's March 31, 1999 fresh start balance sheet reflects a zero balance in accumulated other comprehensive income. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities subsequent to March 31, 1999 are reported directly in stockholders' equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

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

FEDERAL INCOME TAXES. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at June 30 and March 31, 1999 is net of a valuation allowance of approximately $16.9 million related principally to net operating loss carryforwards ("NOLs") of Ascent's operating subsidiaries.

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

NOTE 3 - EARNINGS PER SHARE ("EPS")

Basic EPS is calculated by dividing income attributable to common shareholders by the weighted average number of common shares outstanding ("average shares") during the period. To obtain net income attributable to common shareholders for EPS computations, preferred stock dividends are deducted from net income. Diluted EPS reflects the potential dilution of average shares that could occur if securities or other contracts to issue common stock were converted or exercised. The following table reflects the calculation of basic and diluted
EPS:

                                               ASCENT                                   WESTBRIDGE
                                          -----------------    ------------------------------------------------------------
                                             THREE MONTHS          THREE MONTHS         THREE MONTHS          SIX MONTHS
                                                ENDED                 ENDED                 ENDED                ENDED
                                            JUNE 30, 1999         MARCH 31, 1999        JUNE 30, 1998        JUNE 30, 1998
                                          -----------------    -------------------    ----------------     ----------------
                                                           (Amounts in thousands, except per share amounts)

  Income (loss) applicable to common
     stockholders                           $       407            $       208          $   (3,087)          $   (8,524)
                                          =================      ================     ================     =================
  Basic and diluted earnings (loss)
     per share                              $       .06            $       .03          $     (.48)          $    (1.36)
                                          =================      ================     ================     =================
  Weighted average shares outstanding:
     Basic                                        6,500                  7,032               6,381                6,289
                                          =================      ================     ================     =================
     Diluted                                      6,530                  7,032               6,381                6,289
                                          =================    ===================    ================     =================

NOTE 4 - COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the unrealized appreciation (depreciation) of marketable securities held net of tax. Comprehensive income
(loss), net of related tax, is as follows:

                                                ASCENT                                  WESTBRIDGE
                                          -----------------    ------------------------------------------------------------
                                             THREE MONTHS          THREE MONTHS         THREE MONTHS          SIX MONTHS
                                                ENDED                 ENDED                 ENDED                ENDED
                                            JUNE 30, 1999         MARCH 31, 1999        JUNE 30, 1998        JUNE 30, 1998
                                          -----------------    -------------------    ----------------     ----------------
                                                                       (Amounts in thousands)

Income (loss) applicable to common
     stockholders                              $      407        $        208          $    (3,087)          $   (8,524)
Other comprehensive loss
     Unrealized holding loss arising
       during period, net of tax                   (2,013)             (1,959)                 955                5,722
     Reclassification adjustment of loss
       (gain) on sales of fixed maturity
       and equity securities included in
       net income, net of tax                          41                 (27)                 (53)                (224)
                                          -----------------    -------------------    ----------------     ----------------
Comprehensive loss, net of tax                 $   (1,565)       $     (1,778)          $   (2,185)          $   (3,026)
                                          =================    ===================    ================     ================

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

NOTE 7 - SUBSEQUENT EVENTS

In August 1999, the Company amended its $20 million revolving loan facility (the "Credit Agreement") with LaSalle Bank, National Association ("LaSalle"). The Credit Agreement was reduced to a $7.5 million facility and the termination date was extended to June 5, 2001 from June 5, 2000. Also, in July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan agreement with LaSalle secured by substantially all of AMI's assets and the guarantee of Ascent. Principal is payable in 60 equal monthly installments beginning January 31, 2000.

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

In connection with its emergence from Chapter 11 bankruptcy proceedings on March 24, 1999, Westbridge Capital Corp. ("Westbridge") changed its corporate name to "Ascent Assurance, Inc." ("Ascent"). For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 1 and 2 to the Condensed Consolidated Financial Statements included at Part 1, Item I. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge Capital Corp. ("Westbridge") and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended June 30, 1999 and on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the six months ended June 30, 1999. The operating results for 1999 are compared to Westbridge's results of operation for the corresponding periods in 1998.


                                                        THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                     --------------------------------    -------------------------------
                                                          1999               1998             1999              1998
                                                     --------------     -------------    -------------     -------------
                                                         ASCENT           WESTBRIDGE       PRO FORMA         WESTBRIDGE
                                                                                             ASCENT

Total premiums                                       $     29,574       $     35,251     $     59,522      $     72,690
                                                     --------------     -------------    -------------     -------------
Benefits and claims                                        21,733             25,412           43,532            53,848
Commissions                                                 2,163              5,779            4,553            12,298
Amortization of deferred policy acquisition costs             865                713            2,059             1,948
General and administrative expense                          4,688              5,614           10,167            11,316
Taxes licenses and fees                                     1,293              1,443            2,352             2,731
                                                     --------------     -------------    -------------     -------------
Total underwriting expenses                                30,742             38,961           62,663            82,141
                                                     --------------     -------------    -------------     -------------
     UNDERWRITING RESULTS                                  (1,168)            (3,710)          (3,141)           (9,451)
                                                     --------------     -------------    -------------     -------------
Fee and service income                                      3,871              4,037            7,910             8,099
Fee and service expenses                                   (3,259)            (4,207)          (7,027)           (8,485)
                                                     --------------     -------------    -------------     -------------
     FEE AND SERVICE RESULTS                                  612               (170)             883              (386)
                                                     --------------     -------------    -------------     -------------
Net investment income                                       2,333              3,192            4,895             6,358
Net realized gain (loss) on investments                       (63)               267              (22)              529
Interest expense on notes payable                             (93)              (235)            (212)             (527)
Interest expense on retired/canceled debt                       -             (1,889)               -            (3,777)
Reorganization expenses                                         -             (1,084)               -            (2,100)
                                                     --------------     -------------    -------------     -------------
     INCOME (LOSS) BEFORE INCOME TAXES                      1,621             (3,629)           2,403            (9,354)
Income tax (expense) benefit                                 (567)               480             (841)            1,239
                                                     --------------     -------------    -------------     -------------
     NET INCOME (LOSS)                               $      1,054       $     (3,149)    $      1,562      $     (8,115)
                                                     ==============     =============    =============     =============
UNDERWRITING RATIOS
  Benefits and claims                                       73.5%              72.1%            73.1%             74.1%
  Commissions                                                7.3%              16.4%             7.6%             16.9%
  Amortization of deferred policy acquisition costs          2.9%               2.0%             3.5%              2.7%
  General and administrative expenses                       15.9%              15.9%            17.1%             15.6%
  Taxes, licenses and fees                                   4.4%               4.1%             4.0%              3.8%



OVERVIEW. Pre-tax income for the second quarter of 1999 was $1.6 million compared to a loss of $3.6 million for the second quarter of 1998. The increase in pre-tax income was primarily attributable to a $2.5 million improvement in underwriting results, a $1.8 million decline in interest expense on debt retired/canceled on March 24, 1999 and a $1.0 million decrease in reorganization expenses.

For the first six months of 1999, pre-tax income was $2.4 million compared to a $9.4 million loss for the six months ended June 30, 1998. A $6.4 million improvement in underwriting results, a $1.3 million increase in fee and service results, a $3.8 million decrease in interest expense on debt retired/canceled and a $2.1 million decline in reorganization expenses were the principal contributors to the improvement in pre-tax income.

The following narratives discuss the principal components of underwriting results and net investment income.

PREMIUMS. Premiums, in thousands, for each major product line are set forth below:


                                               Three Months Ended June 30,              Six Months Ended June 30,
                                             --------------------------------       -----------------------------------
                                                  1999              1998                 1999               1998
                                             ---------------    -------------       ---------------    ----------------
                                                 Ascent          Westbridge           Pro forma          Westbridge
                                                                                        Ascent
     Medical Expense:
         First-year                           $     3,566        $     3,696         $     6,363        $     9,406
         Renewal                                   10,316             12,704              21,601             25,030
                                             ---------------    -------------       ---------------    ----------------
              Subtotal                             13,882             16,400              27,964             34,436
                                             ---------------    -------------       ---------------    ----------------
     Specified Disease:
         First-year                                   340                520                 637              1,063
         Renewal                                    7,067              7,561              14,335             15,285
                                             ---------------    -------------       ---------------    ----------------
              Subtotal                              7,407              8,081              14,972             16,348
                                             ---------------    -------------       ---------------    ----------------
     Medicare Supplement:
         First-year                                    (5)               430                  22              1,186
         Renewal                                    8,157             10,144              16,291             20,339
                                             ---------------    -------------       ---------------    ----------------
              Subtotal                              8,152             10,574              16,313             21,525
                                             ---------------    -------------       ---------------    ----------------
     Other                                            133                196                 273                381
                                             ---------------    -------------       ---------------    ----------------
              Total Premium Revenue           $    29,574        $    35,251         $    59,522        $    72,690
                                             ===============    =============       ===============    ================


Total premiums decreased $5.7 million in the second quarter of 1999 as compared to the second quarter of 1998 due to a $0.8 million, or 16%, decrease in first year premiums and a $4.9 million, or 16%, decrease in renewal premiums. The decrease in first year premiums consists of a decrease in Medicare Supplement premiums of $0.5 million, or approximately 100%, and a decrease in Specified Disease premiums of $0.2 million, or 35%. The decrease in renewal premiums was comprised of a $2.4 million, or 19%, decrease in Medical Expense premiums, a $1.9 million, or 19%, decrease in Medicare Supplement premiums and $0.5 million, or 7%, decrease in Specified Disease premiums.

For the six months ended June 30, 1999, total premiums decreased $13.2 million, or 18%, from the comparable period for 1998. The decrease resulted from a $4.7 million, or 40%, decrease in first year premiums and a decrease in renewal premiums of $8.5 million, or 14%. The decrease in first year premium was comprised of a $3.0 million, or 32%, decrease in Medical Expense premiums, a $1.2 million, or 98%, decrease in Medicare Supplement premiums and a $0.4 million, or 40%, decrease in Specified Disease premiums. The decrease in renewal premiums consists of a $4.0 million, or 20% decrease in Medicare Supplement premiums, a $3.4 million, or 14%, decrease in Medical Expense premiums and a $1.0 million, or 7%, decrease in Specified Disease premiums.

In general, first year premiums declined due to the restructuring of the Company's marketing operation in mid-1998, which included the discontinuance of certain products. Renewal premiums declined due to the implementation of premium rate increases on less profitable blocks of business which decreased persistency.

BENEFITS AND CLAIMS. Benefits and claims are comprised of claims paid, changes in claim reserves for claims incurred (whether or not reported) and changes in future policy benefit reserves. For the second quarter of 1999, the 1.4 percentage point increase in the ratio of benefits and claims to premium compared to the second quarter of 1998 was due primarily to unfavorable experience in the Major Medical and Specified Disease lines of business. For the six months ended June 30, 1999, the 1.0 percentage point decrease in the ratio of benefits and claims to premium in comparison to the six months ended June 30, 1998 was due to favorable experience in the Medicare Supplement line of business.

COMMISSIONS. The 9.1 percentage point decrease in the ratio of commissions to premium improved underwriting results by approximately $2.7 million in the second quarter of 1999 as compared to 1998. For the six months ended June 30, 1999, the percentage point decrease of 9.3 percentage points in the ratio of commissions to premium from 1998 improved underwriting results by approximately $5.5 million. The improvement in the commission rate is attributable to the decrease in first-year premiums which carry a higher commission rate, the implementation of premium rate increases that are not commissionable and the consolidation of the company's marketing structure from fragmented general agency operations into a single career agency force in mid-1998.

GENERAL AND ADMINISTRATIVE EXPENSE. General and administrative expenses are semi-variable with premium as a number of infrastructure costs are fixed. The
1.5 percentage point increase in the ratio of general and administrative expenses to premium for the six months ended June 30, 1999 as compared to 1998 is principally attributable to the decline in premium volume in 1999.

INVESTMENT INCOME. Net investment income decreased by $0.9 million, or 27%, for the second quarter of 1999 as compared to 1998 and decreased by $1.5 million, or 23%, for the six months ended June 30, 1999 as compared to 1998 due to an 18% decrease in invested assets and decreased interest income from agent receivables.

FINANCIAL CONDITION

The following discussion provides management's assessment of financial condition at June 30, 1999 as compared to March 31, 1999, the date of adoption of fresh start accounting.

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

                                                         June 30, 1999                        March 31, 1999
                                               ----------------------------------     --------------------------------
                                                    Market                                Market
FIXED MATURITY SECURITIES                           Value                %                Value                %
-------------------------------------------    -----------------    -------------     ---------------     ------------
                                                        (in thousands)                        (in thousands)

U.S. Government and governmental
   agencies and authorities (except
   mortgage-backed)                              $      11,378           10.4           $    11,271             9.7
Finance                                                 28,515           26.1                31,525            27.1
Public utilities                                        12,122           11.1                12,745            11.0
Mortgage-backed                                          6,517            6.0                 7,349             6.3
States, municipalities and political
   subdivisions                                          1,940            1.8                 1,543             1.3
All other corporate bonds                               48,732           44.6                51,919            44.6
                                                ---------------     -------------     ---------------     ------------
   Total fixed maturity securities               $     109,204          100.0           $   116,352           100.0
                                               =================    =============     ===============     ============

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

                                                           June 30, 1999                      March 31, 1999
                                                  --------------------------------    --------------------------------
COMPOSITION OF FIXED MATURITY                          Market                              Market
SECURITIES BY RATING                                   Value                %               Value               %
---------------------------------------------     -----------------     ----------    ------------------    ----------
                                                          (in thousands)                      (in thousands)

RATINGS
Investment grade:
   U.S. Government and agencies                     $    17,895             16.4        $      17,677           15.2
   AAA                                                    2,111              1.9                2,902            2.5
   AA                                                     9,435              8.6                9,685            8.3
   A                                                     37,734             34.6               40,382           34.7
   BBB                                                   35,173             32.2               42,237           36.3
Non-Investment grade:
   BB                                                     2,419              2.2                1,317            1.1
   B and below                                            4,437              4.1                2,152            1.9
                                                  -----------------     ----------    ------------------    ----------
     Total fixed maturity securities                $   109,204            100.0        $     116,352          100.0
                                                  =================     ==========    ==================    ==========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 1999 and March 31, 1999 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                           June 30, 1999                      March 31, 1999
                                                  --------------------------------    --------------------------------
COMPOSITION OF FIXED MATURITY                          Market                              Market
SECURITIES BY MATURITY                                 Value                %               Value               %
---------------------------------------------     -----------------     ----------    ------------------    ----------
                                                          (in thousands)                      (in thousands)

SCHEDULED MATURITY
Due in one year or less                             $       602              0.5        $         712            0.6
Due after one year through five years                    29,620             27.1               37,503           32.2
Due after five years through ten years                   36,650             33.6               37,550           32.3
Due after ten years                                      35,815             32.8               33,238           28.6
Mortgage-backed securities                                6,517              6.0                7,349            6.3
                                                  -----------------     ----------    ------------------    ----------
     Total fixed maturity securities                $   109,204            100.0        $     116,352          100.0
                                                  =================     ==========    ==================    ==========


CLAIM RESERVES. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $38.4 million at June 30, 1999 as compared to $41.1 million at March 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; and
(4) writings of significant blocks of new business. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

FUTURE POLICY BENEFIT RESERVES. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $55.8 million at June 30, 1999 as compared to $54.7 million at March 31, 1999. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

ASCENT. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends from its operating subsidiaries, advances and management fees from its non-insurance subsidiaries, and tax payments under a tax sharing agreement among Ascent and its subsidiaries. As of June 30, 1999, Ascent held approximately $7.4 million in unrestricted cash and invested assets.

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

During 1997 and 1998, the insurance subsidiaries experienced adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. During 1998, the insurance subsidiaries developed new insurance products with more stringent underwriting procedures and lower agent commissions. In addition, the insurance subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The insurance subsidiaries also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the insurance subsidiaries will continue to incur operating losses on these old lines of business (i) until such time as the necessary rate increases can be fully implemented and realized, and (ii) until sales of new products reach targeted production levels. There can be no assurance that the impact of any additional rate increases approved will result in consistent profitability on such old lines, or that targeted production levels will be reached and sustained. For the six months ended June 30, 1999 and 1998, the insurance subsidiaries received capital contributions totaling approximately $0.4 million and $4.4 million, respectively, from Ascent. To the extent that the insurance subsidiaries experience further statutory operating losses, additional capital may be required.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the insurance subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At June 30, 1999, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At June 30, 1999, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

As a result of the statutory losses sustained by the Insurance Subsidiaries during 1997 and 1998, material transactions are subject to approval by the department of insurance in each domiciliary state.

CONSOLIDATED. The Company's consolidated net cash used for operations totaled $1.8 million for the second quarter 1999. The use of the cash from operations was primarily attributable to the payment of accrued reorganization expenses of $1.7 million and new system replacement costs of $2.2 million. This decrease was offset in part by the company generating net income from operations of $0.4 million for the second quarter of 1999 and a decrease in receivables of $1.9 million.

Net cash provided by investing activities for the second quarter 1999 totaled $3.1 million. The cash provided by investment activities was used to fund operational and financing activities.

Net cash used for financing activities totaled $1.6 million for the second quarter of 1999. In the ordinary course of operations, financing activities relate primarily to the net borrowings and repayments associated with the Company's receivables financing program. During the second quarter 1999, the Company paid approximately $3.0 million of principal and made new borrowings of $1.4 million.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the balance of the commission advance.

The Company finances a substantial part of its obligations to make commission advances through Ascent Funding, Inc. ("AFI") (formerly, Westbridge Funding Corp.), an indirect wholly owned subsidiary of Ascent. On June 6, 1997, AFI entered into a Credit Agreement (the "Credit Agreement") with LaSalle. This Credit Agreement provides AFI with a three year revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. In August 1999, the Company amended the Credit Agreement with LaSalle to reduce the revolving loan facility from $20 million to $7.5 million and extend the termination date to June 5, 2001 from June 5, 2000.

Under this commission advancing program, the Company's receivables from subagents totaled approximately $6.9 million and approximately $3.5 million was outstanding under the Credit Agreement at June 30, 1999. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Furthermore, Ascent has guaranteed AFI's obligations under the credit agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of June 30, 1999, there were no events of default under the Credit or Guaranty Agreements.

In July 1999, Ascent Management, Inc. ("AMI") received a $3.3 million term loan facility with LaSalle proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000.

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

The Company has also completed the assessment of its non-I/T systems and is currently testing those systems. The non-I/T systems were prioritized to remediate critical systems early in 1999 and non-critical systems later in the year.

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

The Company's contingency plan is to make the existing I/T systems, which are to be replaced, Year 2000 compliant. This effort is currently in the testing phases of the project and is scheduled to be completed during the third quarter of 1999. The Company's contingency plan has identified and prioritized the Year 2000 exposures within the existing I/T systems. By remediating these I/T exposures on a priority basis, the Company is working to limit its Year 2000 contingency risk to lower priority I/T exposures in the event that the Company's most reasonably likely worst case Year 2000 scenario were to occur.

The most reasonably likely worst case Year 2000 scenario would be that certain functions within the Company's existing I/T systems would incorrectly process policy information such as policy paid-to-dates, premium billings, commissions and claims. This scenario could have a material, adverse impact on the Company's ability to conduct its business.

The Company expects to incur approximately $4.0 to $5.0 million in total charges related to computer hardware and software, infrastructure, and facilities enhancements necessary to prepare for the Year 2000, of which a portion may be capitalized. For the six months ended June 30, 1999, the Company incurred approximately $2.6 million in costs related to the Company's Year 2000 remediation plans. The majority of the Company's Year 2000 costs relate to computer hardware and software purchases and consulting fees, with the remainder of the costs to occur primarily in the third quarter of 1999.

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

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

          the effect of economic and market conditions

          further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses actions that may be taken by insurance regulatory authorities adverse developments in the timing or results of the Company's current strategic business plan the difficulty in controlling health care costs and integrating new operations the ability of the Company to realize anticipated general and administrative expense savings and overhead reductions from system replacement initiatives the ability of the Company to return the Company's operations to profitability and the possible negative effects of prospective health care reform.

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

                             ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)
                                     PART II


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On June 16, 1999, Ascent Assurance, Inc. held its annual meeting of shareholders. At the meeting, the shareholders elected two directors of the Company, ratified the selection of PricewaterhouseCoopers LLP as the Company independent accountants, and approved the 1999 Stock Option Plan.

           The shareholders elected John H. Gutfreund and Michael A. Kramer to serve on the Company's Board of Directors for a three year term expiring in 2002. The following table reflects the votes cast at the annual meeting:

                                                          For               Against             Withheld
                                                    ---------------     ----------------    -----------------
                  John F. Gutfreund                    5,851,773               0                  2,951
                  Michael A. Kramer                    5,851,775               0                  2,949

                       Total Votes Cast:               5,854,724

           Directors whose terms continued and the years in which their term expires are as follows:


                  Director                           Term Expiration
                  ---------------------------      --------------------
                  Richard H. Hershman                      2000
                  Patrick J. Mitchell                      2001
                  Robert A. Peiser                         2000
                  James K. Steen                           2001
                  Paul E. Suckow                           2001

           The Company's Board of Directors selected the firm of PricewaterhouseCoopers LLP as the independent accountants of the Company for 1999. At the annual meeting, the shareholders ratified the Board of Director's selection. Out of the total votes cast; 5,850,629 voted for; 2,448 voted against; and 1,647 abstained from voting.

           The 1999 Stock Option Plan ("Plan") was the final item voted upon by the shareholders at the annual meeting. This Plan provides for stock option grants of Common Stock to certain officers, directors and agents of the Company and its subsidiaries. The shareholders approved the Plan by 3,914,053 votes for the Plan over 162,243 votes against, 20,656 votes abstained, and 1,757,772 non-votes.

                             ASCENT ASSURANCE, INC.
                      (FORMERLY, WESTBRIDGE CAPITAL CORP.)
                                     PART II


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

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

10.1 First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.2 Registration Rights Agreement dated as of March 24, 1999 between the Company and Special Situations Holdings, Inc. - Westbridge (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.3 1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to the Company's Schedule 14A filed with the Commission on April 30, 1999)

27.1 Financial Data Schedule (included in electronic filing only).

(b)  REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                                               FORM 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              ASCENT ASSURANCE, INC.


                              /S/ CYNTHIA B. KOENIG
                              Cynthia B. Koenig
                              Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)



Dated at Fort Worth, Texas
August 13, 1999