Form 10-Q
period 1999-09-30
ASCENT ASSURANCE INC
filed 1999-11-15
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1999


                          Commission File Number 1-8538


                             ASCENT ASSURANCE, INC.
                        -------------------------
             (Exact name of Registrant as specified in its Charter)


        DELAWARE                                     73-1165000
------------------------                  ------------------------------------
(State of Incorporation)                  (I.R.S. Employer Identification No.)


110 West Seventh Street, Suite 300, Fort Worth, Texas                 76102
-----------------------------------------------------              ------------
    (Address of Principal Executive Offices)                        (Zip Code)


                                  817-878-3300
             -------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)


                                       N/A
  ----------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)


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


Common Stock - Par Value $.01  6,500,000 Shares Outstanding at November 12, 1999


                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

                                                                                                           Page No.
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Ascent Assurance, Inc. Condensed Consolidated Balance Sheets
           at September 30, 1999 and March 31, 1999...............................................................3

         Westbridge Capital Corp. Condensed Consolidated Balance Sheet
           at December 31, 1998...................................................................................4

         Ascent Assurance, Inc. Condensed Consolidated Statements of Income
           for the Three and Six Months Ended September 30, 1999..................................................5

         Westbridge Capital Corp. Condensed Consolidated Statements of Income
           for the Three Months Ended March 31, 1999 and September 30, 1998 and
           for the Nine Months Ended September 30, 1998...........................................................6

         Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
           for the Three and Six Months Ended September 30, 1999..................................................7

         Westbridge Capital Corp. Condensed Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1999 and September 30, 1998 and
           for the Nine Months Ended September 30, 1998...........................................................8

         Notes to Condensed Consolidated Financial Statements.....................................................9

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         General.................................................................................................16

         Business Overview.......................................................................................16

         Operating Results.......................................................................................17

         Financial Condition.....................................................................................20

         Liquidity, Capital Resources and Statutory Capital and Surplus..........................................22

         Year 2000...............................................................................................25

         Forward-Looking Statements..............................................................................26

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K........................................................................27


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                            September 30, 1999          March 31, 1999
                                                                          -----------------------    ---------------------
                                                                                 (in thousands, except share data)

Assets

Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $108,906
       and $116,352)                                                          $    104,692               $    116,352
   Equity securities, at market                                                      2,246                      2,275
   Other investments                                                                   471                        516
   Short-term investments                                                            5,157                      7,789
                                                                          -----------------------    ---------------------

       Total Investments                                                           112,566                    126,932

Cash                                                                                 2,410                      2,210
Accrued investment income                                                            2,004                      2,169
Receivables from agents, net of allowance for doubtful accounts of
   $6,499 and $6,358                                                                 6,880                      8,182
Deferred policy acquisition costs                                                   17,798                     15,039
Deferred tax asset, net                                                              5,301                      7,347
Other assets                                                                        12,070                      7,916
                                                                          -----------------------    ----------------------

       Total Assets                                                           $    159,029               $    169,795
                                                                          =======================    ======================

Liabilities, Redeemable Preferred Stock and Stockholders' Equity

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                                   $     55,673               $     54,738
     Claim reserves                                                                 38,039                     41,068
                                                                          -----------------------    ---------------------

       Total Policy Liabilities and Accruals                                        93,712                     95,806

Accounts payable and other liabilities                                              10,596                     18,541
Notes payable                                                                        6,470                      5,088
                                                                                                     ---------------------

     Total Liabilities                                                             110,778                    119,435
                                                                          -----------------------    ---------------------

Redeemable convertible preferred stock                                              23,257                     23,257
                                                                          -----------------------    ---------------------

Stockholders' Equity:
   Common stock ($.01 par value, 30,000,000 shares authorized;
     6,500,000 shares issued)                                                           65                         65
   Capital in excess of par value                                                   27,169                     27,038
   Accumulated other comprehensive income, net of tax                              (2,758)                          -
   Retained Earnings                                                                   518                          -
                                                                          -----------------------    ---------------------

     Total Stockholders' Equity                                                     24,994                     27,103
                                                                          -----------------------    ---------------------

       Total Liabilities, Redeemable Preferred Stock
         and Stockholders' Equity                                             $    159,029               $    169,795
                                                                          =======================    =====================


See Notes to Condensed Consolidated Financial Statements.




                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                    (Audited)



                                                                                                December 31, 1998
                                                                                              --------------------
                                                                                                 (in thousands,
Assets                                                                                          except share data)


Investments:
   Fixed Maturities:
     Available-for-sale, at market value (amortized cost $119,167)                                   $   122,864
   Equity securities, at market                                                                            2,575
   Other investments                                                                                         598
   Short-term investments                                                                                  5,393
                                                                                              ----------------------

     Total Investments                                                                                   131,430

Cash                                                                                                         278
Accrued investment income                                                                                  2,372
Receivables from agents, net of allowance for doubtful accounts of $6,592                                  9,860
Deferred policy acquisition costs                                                                         14,177
Other assets                                                                                              11,624
                                                                                              ----------------------

       Total Assets                                                                                  $   169,741
                                                                                              ======================

Liabilities, Redeemable Preferred Stock and Stockholders' Deficit

Liabilities:
   Policy liabilities and accruals:
     Future policy benefits                                                                          $    53,871
     Claim reserves                                                                                       44,116
                                                                                              ----------------------

     Total Policy Liabilities and Accruals                                                                97,987

Accounts payable and other liabilities                                                                    14,807
Accrued interest and dividends payable                                                                    11,377
Notes payable                                                                                              6,192
Senior subordinated notes, net of unamortized discount, due 2002                                          19,523
Convertible subordinated notes, due 2004                                                                  70,000
                                                                                              ----------------------

     Total Liabilities                                                                                   219,886
                                                                                              ----------------------

Redeemable Preferred Stock                                                                                11,935
                                                                                              ----------------------

Stockholders' (Deficit) Equity:
   Common stock ($.10 par value, 30,000,000 shares authorized;
     7,035,809 shares issued)                                                                                703
   Capital in excess of par value                                                                         37,641
   Accumulated other comprehensive income, net of tax                                                      3,911
   Deficit                                                                                              (104,335)
                                                                                              ----------------------

     Total Stockholders' Deficit                                                                         (62,080)
                                                                                              ----------------------

       Total Liabilities, Redeemable Preferred Stock and Stockholders' Deficit                       $   169,741
                                                                                              ======================


See Notes to Condensed Consolidated Financial Statements.



                             ASCENT ASSURANCE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                  Three Months Ended              Six Months Ended
                                                                  September 30, 1999             September 30, 1999
                                                                 ----------------------         ----------------------
                                                                            (in thousands, except per share data)
     Revenues:
        Premiums:
          First-year                                                 $       4,810                  $       8,713
          Renewal                                                           23,702                         49,373
                                                                 ----------------------         ----------------------
                                                                            28,512                         58,086
        Net investment income                                                2,222                          4,555
        Fee and service income                                               4,506                          8,702
        Net realized loss on investments                                      (107)                          (170)
                                                                 ----------------------         ----------------------
                                                                            35,133                         71,173
                                                                 ----------------------         ----------------------
     Benefits, claims and expenses:
        Benefits and claims                                                 22,619                         44,352
        Amortization of deferred policy
          acquisition costs                                                    502                            894
        Commissions                                                          4,859                          9,796
        General and administrative expenses                                  5,985                         11,956
        Taxes, licenses and fees                                             1,190                          2,483
        Interest expense on notes payable                                      142                            235
        Resolution of preconfirmation contingencies                         (1,235)                        (1,235)
                                                                 ----------------------         ----------------------
                                                                            34,062                         68,481
                                                                 ----------------------         ----------------------

     Income before income taxes                                              1,071                          2,692
     Federal income tax expense                                               (364)                          (931)
                                                                 ----------------------         ----------------------

        Net income                                                   $         707                  $       1,761
                                                                 ======================         ======================

     Preferred stock dividends                                                 596                          1,243
                                                                 ----------------------         ----------------------
     Income applicable to common stockholders                        $         111                  $         518
                                                                 ======================         ======================


     Basic and diluted net income per common share                   $         .02                  $         .08
                                                                 ======================         ======================

     Weighted average shares outstanding:
        Basic                                                                6,500                          6,500
                                                                 ======================         ======================
        Diluted                                                              6,500                          6,515
                                                                 ======================         ======================


See Notes to Condensed Consolidated Financial Statements.



                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)



                                                        Three Months           Three Months           Nine Months
                                                           Ended                  Ended                  Ended
                                                         March 31,            September 30,          September 30,
                                                            1999                   1998                   1998
                                                     -------------------    -------------------    -------------------
                                                                  (in thousands, except per share data)

Revenues:
  Premiums:
     First-year                                          $       3,121          $       4,289          $      15,979
     Renewal                                                    26,827                 28,989                 89,989
                                                     -------------------    -------------------    -------------------
                                                                29,948                 33,278                105,968
  Net investment income                                          2,562                  2,929                  9,287
  Fee and service income                                         4,263                  4,085                 12,184
  Net realized gain on investments                                  41                  1,576                  2,105
                                                     -------------------    -------------------    -------------------
                                                                36,814                 41,868                129,544
                                                     -------------------    -------------------    -------------------

Benefits, claims and expenses:
  Benefits and claims                                           21,799                 23,696                 77,544
  Amortization of deferred policy
     acquisition costs                                             286                  1,448                  3,396
  Commissions                                                    6,134                  6,884                 25,083
  General and administrative expenses                            6,635                  6,833                 20,733
  Taxes, licenses and fees                                       1,059                  1,234                  3,965
  Interest expense on notes payable                                119                  1,882                  6,186
  Interest expense on retired/canceled debt                        507                      -                      -
  Recognition of premium deficiency                                  -                  4,948                  4,948
  Reorganization expense                                             -                  1,606                  3,706
                                                     -------------------    -------------------    -------------------
                                                                36,539                 48,531                145,561
                                                     -------------------    -------------------    -------------------

Income (loss) before income taxes                                  275                 (6,663)               (16,017)
Federal income tax (expense) benefit                               (67)                  (244)                   995
                                                     -------------------    -------------------    -------------------

     Net income (loss)                                   $         208          $      (6,907)         $     (15,022)
                                                     ===================    ===================    ===================

Preferred stock dividends                                            -                    111                    520
                                                     ===================    ===================    ===================
Income (loss) applicable to common stockholders          $         208          $      (7,018)         $     (15,542)
                                                     ===================    ===================    ===================

Basic and diluted earnings (loss) per
   common share                                          $         .03          $       (1.01)         $       (2.39)
                                                     ===================    ===================    ===================

Weighted average shares outstanding:
  Basic                                                          7,032                  6,938                  6,507
                                                     ===================    ===================    ===================
  Diluted                                                        7,032                  6,938                  6,507
                                                     ===================    ===================    ===================




See Notes to Condensed Consolidated Financial Statements.



                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                 September 30, 1999                September 30, 1999
                                                                ----------------------          -----------------------
(in thousands)
   Cash Flows From Operating Activities:
      Net income                                                    $         707                   $         1,761
      Adjustments to reconcile net income to cash
        provided by (used for) operating activities:
        Amortization of deferred policy acquisition costs                     502                               894
        Decrease in receivables from agents                                    58                             1,302
        Addition to deferred policy acquisition costs                      (1,917)                           (3,653)
        Increase in other assets                                           (2,011)                             (945)
        Decrease in policy liabilities and accruals                          (434)                           (2,094)
        Decrease in accounts payable and other liabilities                 (6,636)                           (9,188)
        Decrease in deferred income taxes, net                              3,073                             2,046
      Other, net                                                            1,035                             2,440
                                                                ----------------------          -----------------------

          Net Cash Used For Operating Activities                           (5,623)                           (7,437)
                                                                ----------------------          -----------------------

   Cash Flows From Investing Activities:
      Proceeds from investments sold:
        Fixed maturities, called or matured                                 1,420                             2,227
        Fixed maturities, sold                                              1,993                             8,556
        Other investments, sold or matured                                      2                                60
      Cost of investments acquired                                          1,550                            (1,377)
     Software, equipment, and other                                        (2,046)                           (3,209)
                                                                ----------------------          -----------------------

          Net Cash Provided By Investing Activities                         2,919                             6,257
                                                                ----------------------          -----------------------

   Cash Flows From Financing Activities:
      Issuance of notes payable                                             4,650                             6,058
      Repayment of notes payable                                           (1,691)                           (4,678)
                                                                ----------------------          -----------------------

          Net Cash Provided By Financing Activities                         2,959                             1,380
                                                                ----------------------          -----------------------

      Increase In Cash During Period                                          255                               200
      Cash at Beginning of Period                                           2,155                             2,210
                                                                ----------------------          -----------------------

          Cash at End of Period                                     $       2,410                   $         2,410
                                                                ======================          =======================






See Notes to Condensed Consolidated Financial Statements.



                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                             Three Months           Three Months           Nine Months
                                                                Ended                   Ended                 Ended
                                                              March 31,             September 30,         September 30,
                                                                 1999                   1998                   1998
                                                          -------------------     ------------------     -----------------
                                                                                  (in thousands)

Cash Flows From Operating Activities:
Income (loss) applicable to common stockholders               $         208           $     (7,018)          $   (15,542)
  Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
  Amortization of deferred policy acquisition costs                     286                   1,448                 3,396
    Recognition of premium deficiency                                     -                   4,948                 4,948
  Decrease in receivables from agents                                 1,678                   2,353                 7,505
  Addition to deferred policy acquisition costs                      (1,148)                (1,425)               (2,688)
  (Increase) decrease in other assets                                (1,007)                    261                   862
  Decrease in policy liabilities and accruals                        (2,181)                (4,562)               (7,953)
  Increase in accounts payable and other liabilities                  4,428                     795                 4,376
  Increase in deferred income taxes, net                             (1,070)                      -                     -
  Other, net                                                          1,308                     136                    38
                                                          -------------------     ------------------     -----------------

     Net Cash Provided By (Used For) Operating
       Activities                                                     2,502                 (3,064)               (5,058)
                                                          -------------------     ------------------     -----------------

Cash Flows From Investing Activities:
  Proceeds from investments sold:
     Fixed maturities, called or matured                              2,215                   1,538                 6,664
     Fixed maturities, sold                                           4,904                     671                12,014
     Other investments, sold or matured                                 139                   3,848                 5,784
  Cost of investments acquired                                       (5,851)                (2,135)              (12,564)
  Other                                                                (873)                   (85)                 (848)
                                                          -------------------     ------------------     -----------------

     Net Cash Provided By Investing Activities                          534                   3,837                11,050
                                                          -------------------     ------------------     -----------------

Cash Flows From Financing Activities:
  Retirement of senior subordinated debentures                      (15,167)                      -                     -
  Issuance of notes payable                                             911                   1,256                 4,230
  Repayment of notes payable                                         (2,015)                 (2,690)               (9,712)
  Issuance of preferred stock                                        15,167                       -                     -
                                                          -------------------     ------------------     -----------------

     Net Cash Used For Financing Activities                          (1,104)                (1,434)               (5,482)
                                                          -------------------     ------------------     -----------------

Increase (Decrease) in Cash During Period                             1,932                   (661)                   510
Cash at Beginning of Period                                             278                   2,201                 1,030
                                                          -------------------     ------------------     -----------------

     Cash at End of Period                                    $       2,210           $       1,540          $      1,540
                                                          ===================     ==================     =================



See Notes to Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




NOTE 1 - REORGANIZATION EFFECTIVE MARCH 24, 1999

On September 16, 1998, Westbridge Capital Corp. ("Westbridge") commenced its reorganization by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the "Creditors' Committee") of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date").

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

               To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock are expected to be distributed in November 1999.

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

          Reservation of Additional New Common

               Stock ss. In connection with the New Warrants described above, 971,266 shares of New Common Stock have been reserved for issuance upon the exercise of New Warrants. The New Warrants are exercisable at an initial exercise price of $9.04 per share of New Common Stock, subject to customary anti-dilution adjustments, and will expire on March 24, 2004.

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

Future Policy Benefits. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity, withdrawals, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on the Company's experience as adjusted to provide for possible adverse deviation. Generally, these actuarial assumptions are fixed and, absent material adverse benefit experience, are not adjusted. No changes were made to such actuarial assumptions for purposes of fresh start accounting.

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. These liabilities are subject to the impact of future changes in claim experience. As estimates are revised, any adjustments are reflected in current operations. No changes were made to claim reserve estimates for purposes of fresh start accounting.

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at September 30 and March 31, 1999 is net of a valuation allowance of approximately $16.9 million related principally to net operating loss carryforwards ("NOLs") of Ascent's operating subsidiaries.

In connection with its reorganization, the Company realized a non-taxable gain from the extinguishment of certain indebtedness for tax purposes, since the gain results from a reorganization under the Bankruptcy Code. However, the Company is required to reduce certain tax attributes of the holding company, including (i) NOLs, (ii) certain tax credits, and (iii) tax bases in assets in an amount equal to such a gain on extinguishment.

Resolution of Preconfirmation Contingencies. Preconfirmation contingencies are disputed, unliquidated or contingent claims that are unresolved at the date of the confirmation of the plan of reorganization. As part of fresh start accounting, the Company estimated and recorded values for preconfirmation contingencies relative to the payment of professional fees and the collection of receivables from third parties. During the third quarter 1999, the Company favorably resolved such preconfirmation contingencies. In accordance with generally accepted accounting principles, the Company recognized $1.2 million of income relative to the favorable resolution of such preconfirmation contingencies.

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


                                                      Ascent                                      Westbridge
                                         ---------------------------------    -------------------------------------------------
                                          Three Months        Six Months       Three Months      Three Months      Nine Months
                                              Ended              Ended            Ended             Ended             Ended
                                          September 30,      September 30,      March 31,       September 30,     September 30,
                                              1999               1999              1999              1998             1998
                                         --------------     --------------    -------------     -------------    --------------
                                                           (Amounts in thousands, except per share amounts)

  Income (loss) applicable to common
     stockholders                         $      111         $      518        $      208        $  (7,018)       $ (15,542)
                                         ==============    =============     =============     ==============    ==============

  Basic and diluted earnings (loss)
     per share                            $      .02         $      .08        $      .03        $   (1.01)       $   (2.39)
                                         ==============    =============     =============     =============     =============

  Weighted average shares outstanding:
     Basic                                     6,500              6,500             7,032            6,938             6,507
                                         ==============    =============     =============     ==============    ==============
     Diluted                                   6,500              6,515             7,032            6,938             6,507
                                         ==============    ==============    =============     ==============    ==============


NOTE 4 - COMPREHENSIVE INCOME

The Company's other comprehensive income consists of the unrealized appreciation (depreciation) of marketable securities held net of tax. Comprehensive income
(loss), net of related tax, is as follows:


                                                       Ascent                                     Westbridge
                                         ---------------------------------    -------------------------------------------------
                                          Three Months        Six Months       Three Months      Three Months      Nine Months
                                              Ended              Ended            Ended             Ended             Ended
                                          September 30,      September 30,      March 31,       September 30,     September 30,
                                              1999               1999              1999              1998             1998
                                         --------------     --------------    -------------     -------------    --------------
                                                                        (Amounts in thousands)
Income (loss) applicable to common
     stockholders                         $      111          $      518       $      208        $   (7,018)      $  (15,542)
Other comprehensive loss
     Unrealized holding loss arising
       during period, net of tax                (855)             (2,869)          (1,959)            1,120            2,193
     Reclassification adjustment of loss
       (gain) on sales of fixed maturity
       and equity securities included in
       net income, net of tax                     70                 111              (27)           (1,024)          (1,248)
                                         --------------     --------------    -------------     -------------    --------------

Comprehensive loss, net of tax            $     (674)         $   (2,240)      $   (1,778)       $   (6,922)      $  (14,597)
                                         ==============     ==============    =============     =============    --------------


NOTE 5 - NOTES PAYABLE

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

NOTE 6 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

NOTE 7 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

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

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums from its accident and health insurance products and, to a significantly lesser extent, from fee and service income, income earned on invested assets and gains on the sales or redemptions of invested assets. The product lines currently marketed and underwritten by the Company's insurance subsidiaries are Medical Expense products and Specified Disease products. Medical Expense products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Specified Disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Historically, the Company's insurance subsidiaries have also underwritten a significant amount of Medicare Supplement products. The underwriting of Medicare Supplement products was curtailed in 1998 due to the relatively low margins for these products. Fee and service income is generated from (i) commissions received by the Company for sales of managed care and senior products underwritten primarily by unaffiliated organizations, (ii) telemarketing and telesurvey services, and (iii) printing services.

-------------------------------------------------------------------------------
OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended September 30, 1999 and on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the nine months ended September 30, 1999. The operating results for 1999 are compared to Westbridge's results of operation for the corresponding periods in 1998. (In thousands except insurance operating ratios.)

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                      --------------------------------    -------------------------------
                                                           1999               1998             1999              1998
                                                      --------------     -------------    --------------    -------------
                                                          Ascent           Westbridge        Pro forma        Westbridge
                                                                                              Ascent

Premiums                                              $     28,512       $     33,278     $     88,034      $    105,968
Other                                                          503                130            1,055               422
                                                      --------------     -------------    --------------    -------------
Total insurance operating revenue                     $     29,015       $     33,408     $     89,089      $    106,390

Benefits and claims                                         22,619             23,696           66,151            77,544
Commissions                                                  2,944              4,167            9,383            16,757
Amortization of deferred policy acquisition costs              502              1,448            1,180             3,396
General and administrative expense                           4,786              5,594           15,000            16,910
Taxes licenses and fees                                      1,190              1,234            3,542             3,965
                                                      --------------     -------------    --------------    -------------

Total insurance operating expenses                          32,041             36,139           95,256           118,572
                                                      --------------     -------------    --------------    -------------

     Insurance operating results                            (3,026)            (2,731)          (6,167)          (12,182)
                                                      --------------     -------------    --------------    -------------

Fee and service income                                       4,000              4,085           11,910            12,184
Fee and service expenses                                    (3,111)            (4,086)         (10,138)          (12,571)
                                                      --------------     -------------    --------------    -------------

     Fee and service results                                   889                 (1)           1,772              (387)
                                                      --------------     -------------    --------------    -------------

Net investment income                                        2,222              2,929            7,117             9,287
Net realized gain (loss) on investments                       (107)             1,576             (129)            2,105
Interest expense on notes payable                             (142)              (200)            (354)             (727)
Interest expense on retired/canceled debt                        -             (1,682)               -            (5,459)
Recognition of premium deficiency                                -             (4,948)               -            (4,948)
Resolution of preconfirmation contingencies                  1,235                  -            1,235                 -
Reorganization expenses                                          -             (1,606)               -            (3,706)
                                                      --------------     -------------    --------------    -------------

     Income (loss) before income taxes                       1,071             (6,663)           3,474           (16,017)

Income tax (expense) benefit                                  (364)              (244)          (1,216)              995
                                                      --------------     -------------    --------------    -------------

     Net income (loss)                                $        707       $     (6,907)    $      2,258      $    (15,022)
                                                      ==============     =============    ==============    =============

Insurance operating ratios*
  Benefits and claims                                        79.3%              71.2%            75.1%             73.2%
  Commissions                                                10.3%              12.5%            10.7%             15.8%
  Amortization of deferred policy acquisition costs           1.8%               4.4%             1.3%              3.2%
  General and administrative expense                         16.5%              16.7%            16.8%             15.9%
  Taxes, licenses and fees                                    4.2%               3.7%             4.0%              3.7%



*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. Pre-tax income for the third quarter of 1999 was $1.1 million compared to a loss of $6.7 million for the third quarter of 1998. For the first nine months of 1999, pre-tax income was $3.5 million compared to a $16.0 million loss for the nine months ended September 30, 1998. The favorable variances in pre-tax income were attributable to:

          The improvement in insurance operating results for the first nine months of 1999 as the 1.9 percentage point increase in the benefit and claims to premium ratio was offset by decreases in other expenses. Insurance operating results declined by $0.3 million in the third quarter of 1999 in comparison to the third quarter of 1998 as the increase in the benefits and claims to premium ratio more than offset decreases in other expenses.

          Profitable fee and service results. The Company's printing and telemarketing operations have generated profits during 1999 compared to losses realized in 1998.

          Non-recurring items expensed during 1998 that were eliminated with the Company's reorganization in 1999. Non-recurring items include interest expense on retired/canceled debt, recognition of premium deficiency and reorganization expenses.

          Recognition of income relative to the resolution of preconfirmation contingencies. (See Note 2 of the Notes To Condensed Consolidated Financial Statements.)

The following narratives discuss the principal components of insurance operating results and net investment income.

Premiums.  Premiums,  in  thousands,  for each major  product line are set forth below:

                                                Three Months Ended September 30,      Nine Months Ended September 30,
                                               --------------------------------      -----------------------------------
                                                   1999              1998                 1999                1998
                                               --------------    --------------      ---------------     ---------------
                                                  Ascent          Westbridge           Pro forma           Westbridge
                                                                                         Ascent
     Medical Expense:
         First-year                             $     4,320       $     3,586         $    10,683         $    12,992
         Renewal                                      9,446            12,260              31,047              37,290
                                               --------------    --------------      ---------------     ---------------
              Subtotal                               13,766            15,846              41,730              50,282
                                               --------------    --------------      ---------------     ---------------
     Specified Disease:
         First-year                                     342               476                 979               1,539
         Renewal                                      6,804             7,301              21,139              22,586
                                               --------------    --------------      ---------------     ---------------
              Subtotal                                7,146             7,777              22,118              24,125
                                               --------------    --------------      ---------------     ---------------
     Medicare Supplement:
         First-year                                      10               213                  32               1,399
         Renewal                                      7,325             9,285              23,616              29,624
                                               --------------    --------------      ---------------     ---------------
              Subtotal                                7,335             9,498              23,648              31,023
                                               --------------    --------------      ---------------     ---------------
     Other                                              265               157                 538                 538
                                               ==============    ==============      ===============     ===============
              Total Premium Revenue             $    28,512       $    33,278         $    88,034         $   105,968
                                               ==============    ==============      ===============     ===============


Total premiums decreased $4.8 million in the third quarter of 1999 as compared to the third quarter of 1998 due to a $5.3 million, or 18%, decrease in renewal premiums that was partially offset by a $0.5 million, or 12%, increase in first year premiums. For the nine months ended September 30, 1999, total premiums decreased $17.9 million, or 17%, from the comparable period for 1998. The decrease resulted from a $4.1 million, or 26%, decrease in first year premiums and a decrease in renewal premiums of $13.8 million, or 15%.

The decrease in renewal premiums for the third quarter of 1999 was comprised of a $2.8 million, or 23%, decrease in Medical Expense premiums, a $2.0 million, or 21%, decrease in Medicare Supplement premiums and a $0.5 million, or 7%, decrease in Specified Disease premiums. The decrease in renewal premiums for the first nine months of 1999 consists of a $6.2 million, or 17% decrease in Medical Expense premiums, a $6.0 million, or 20%, decrease in Medicare Supplement premiums and a $1.4 million, or 6%, decrease in Specified Disease premiums. The cancellation of unprofitable blocks of business and decreased persistency resulting from the implementation of rate increases on less profitable blocks of business significantly impacted the variance from 1998 to 1999 for renewal premiums.

The increase in first year premiums for the third quarter of 1999 was due primarily to a $0.7 million increase in Medical Expense premiums. The increase in first year premiums was attributable to an increase in submitted new business production resulting from growth in the Company's agency force, the regulatory approval of new medical expense products and the opening of new regions. The decrease in first year premiums for the first nine months of 1999 was comprised of a $2.3 million, or 18%, decrease in Medical Expense premiums, a $1.4 million, or 98%, decrease in Medicare Supplement premiums and a $0.6 million, or 36%, decrease in Specified Disease premiums. First year premiums declined in the Medical Expense premiums and the Specified Disease premiums due to the restructuring of the Company's marketing operations in mid-1998. The first year premiums for Medicare Supplement decreased due to the Company discontinuing sales of the product line.

Benefits and Claims. Benefits and claims are comprised of claims paid, changes in claim reserves for claims incurred (whether or not reported) and changes in future policy benefit reserves. For the third quarter of 1999, the 8.1 percentage point increase in the ratio of benefits and claims to premium compared to the third quarter of 1998 was due primarily to unfavorable experience in the Major Medical and Specified Disease lines of business. For the nine months ended September 30, 1999, the 1.9 percentage point increase in the ratio of benefits and claims to premium in comparison to the nine months ended September 30, 1998 was due to unfavorable experience in the Major Medical line of business partially offset by favorable trends in the Medicare Supplement line of business. The Company continues to pursue initiatives to reduce its benefits and claims to premium ratio including increased production of profitable products, premium rate increases and elimination of unprofitable business.

Commissions. The 2.2 percentage point decrease in the ratio of commissions to premium improved insurance operating results by approximately $0.6 million in the third quarter of 1999 as compared to 1998. The decrease in the ratio of commissions to premium is attributable to declining ultimate commission rates on closed blocks of business.

For the nine months ended  September 30, 1999, the percentage  point decrease of
5.1 percentage points in the ratio of commissions to premium from 1998 improved insurance operating results by approximately $4.5 million. The improvement in the commission rate is attributable to the decrease in first-year premiums which carry a higher commission rate, declining ultimate commission rates on closed blocks of business and the lower commission rate structure implemented in the conversion from a fragmented general agency marketing operation to a single career agency force in mid-1998.

Net Investment income. Net investment income decreased by $0.7 million, or 24%, for the third quarter of 1999 as compared to 1998 and decreased by $2.2 million, or 23%, for the nine months ended September 30, 1999 as compared to 1998 due to an 18% decrease in invested assets and decreased interest income from agent receivables. Invested assets decreased due to the payment of reorganization costs and the reduction of premiums received as a result of the elimination of unprofitable blocks of business.


FINANCIAL CONDITION

The following discussion provides management's assessment of financial condition at September 30, 1999 as compared to March 31, 1999, the date of adoption of fresh start accounting.

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

                                                        September 30, 1999                     March 31, 1999
                                                 ---------------------------------     --------------------------------
                                                     Market                                Market
Fixed Maturity Securities                             Value               %                Value                %
--------------------------------------------     ----------------    -------------     ---------------     ------------
                                                          (in thousands)                       (in thousands)
U.S. Government and governmental
   agencies and authorities (except
   mortgage-backed)                                $      10,915          10.4           $     11,271            9.7
Finance                                                   27,206          26.0                 31,525           27.1
Public utilities                                          10,352           9.9                 12,745           11.0
Mortgage-backed                                            6,083           5.8                  7,349            6.3
States, municipalities and political
   subdivisions                                            1,917           1.8                  1,543            1.3
All other corporate bonds                                 48,219          46.1                 51,919           44.6
                                                 ================    =============     ================    ============
   Total fixed maturity securities                 $     104,692         100.0           $    116,352         100.00
                                                 ================    =============     ===============     ============


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

                                                        September 30, 1999                    March 31, 1999
                                                  --------------------------------    --------------------------------
Composition of Fixed Maturity                          Market                              Market
Securities by Rating                                   Value                %               Value               %
---------------------------------------------     -----------------     ----------    ------------------    ----------
Ratings                                                   (in thousands)                      (in thousands)
Investment grade:
   U.S. Government and agencies                     $    16,998             16.2        $    17,677             15.2
   AAA                                                    2,069              2.0              2,902              2.5
   AA                                                    12,484             11.9              9,685              8.3
   A                                                     36,023             34.5             40,382             34.7
   BBB                                                   33,932             32.4             42,237             36.3
Non-Investment grade:
   BB                                                     2,034              1.9              1,317              1.1
   B and below                                            1,152              1.1              2,152              1.9
                                                  -----------------     ----------    -----------------     ----------
     Total fixed maturity securities                $   104,692            100.0        $   116,352            100.0
                                                  =================     ==========    ==================    ==========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at September 30, 1999 and March 31, 1999 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                        September 30, 1999                    March 31, 1999
                                                  --------------------------------    --------------------------------
Composition of Fixed Maturity                          Market                              Market
Securities by Maturity                                 Value                %               Value               %
---------------------------------------------     -----------------     ----------    ------------------    ----------
                                                          (in thousands)                      (in thousands)
Scheduled Maturity

Due in one year or less                             $     4,005              3.8        $       712              0.6
Due after one year through five years                    29,762             28.4             37,503             32.2
Due after five years through ten years                   34,760             33.3             37,550             32.3
Due after ten years                                      30,082             28.7             33,238             28.6
Mortgage-backed securities                                6,083              5.8              7,349              6.3
                                                  -----------------     ----------    ------------------    ----------
     Total fixed maturity securities                $   104,692            100.0        $   116,352            100.0
                                                  =================     ==========    ==================    ==========

Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $38.0 million at September 30, 1999 as compared to $41.1 million at March 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; and (4) writings of significant blocks of new business. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $55.7 million at September 30, 1999 as compared to $54.7 million at March 31, 1999. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends from its operating subsidiaries, advances and management fees from its non-insurance subsidiaries, investment income, and tax payments under a tax sharing agreement among Ascent and its subsidiaries. As of September 30, 1999, Ascent held approximately $6.3 million in unrestricted cash and invested assets.

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

Freedom Life Insurance Company of America ("FLICA"), a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1999 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1998.

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

During 1997 and 1998, the insurance subsidiaries experienced adverse loss ratios and declining persistency on certain old Medical Expense and Medicare Supplement products. During 1998, the insurance subsidiaries developed new insurance products with more stringent underwriting procedures and lower agent commissions. In addition, the insurance subsidiaries are implementing rate increases to the extent approved by state regulatory authorities or offering higher deductible benefit options on certain old lines of business in order to mitigate the effect of adverse claims experience on such old lines. The insurance subsidiaries also implemented a policyholder retention program designed to mitigate the impact of declining persistency on such old lines receiving rate increases. However, the Company expects that the insurance subsidiaries will continue to incur operating losses on these old lines of business (i) until such time as the necessary rate increases can be fully implemented and realized, and (ii) until sales of new products reach targeted production levels. There can be no assurance that the impact of any additional rate increases approved will result in consistent profitability on such old lines, or that targeted production levels will be reached and sustained. For the nine months ended September 30, 1999 and 1998, the insurance subsidiaries received capital contributions totaling approximately $3.4 million and $5.5 million, respectively, from Ascent. To the extent that the insurance subsidiaries experience further statutory operating losses, additional capital may be required.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the insurance subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the Company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the Company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized
Control Level"), the regulatory authority may take any action it deems necessary, including placing the Company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the Company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At September 30, 1999, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

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

Consolidated. The Company's consolidated net cash used for operations totaled $5.6 million for the third quarter 1999. The use of the cash from operations was primarily attributable to decreases in liabilities relative to the Company's reorganization and payments for system replacement costs. Net cash provided by investing activities for the third quarter 1999 totaled $2.9 million. The cash provided by investing activities was used to fund operational activities. Net cash provided by financing activities totaled $3.0 million for the third quarter of 1999. Financing activities relate primarily to the net borrowings and repayments associated with the Company's receivables financing program and the funding of system replacement costs.

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

The Company finances a substantial part of its obligations to make commission advances through Ascent Funding, Inc. ("AFI") (formerly, Westbridge Funding Corp.), an indirect wholly-owned subsidiary of Ascent. On June 6, 1997, AFI entered into a Credit Agreement (the "Credit Agreement") with LaSalle. This Credit Agreement provides AFI with a three year revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. In August 1999, the Company amended the Credit Agreement with LaSalle to reduce the revolving loan facility from $20 million to $7.5 million and extend the termination date to June 5, 2001 from June 5, 2000. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Furthermore, Ascent has guaranteed AFI's obligations under the credit agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of September 30, 1999, there were no events of default under the Credit or Guaranty Agreements.

Under this commission advancing program, the Company's receivables from subagents totaled approximately $6.9 million and approximately $3.2 million was outstanding under the Credit Agreement at September 30, 1999. During the third quarter 1999, the Company paid approximately $1.7 million of principal and made new borrowings of $1.4 million.

In July 1999, Ascent Management, Inc. ("AMI") received a $3.3 million term loan facility with LaSalle proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At September 30, 1999, approximately $3.3 million was outstanding under the term loan facility.

YEAR 2000

The Company has completed an enterprise-wide analysis designed to determine whether all of its Information Technology ("I/T"), such as computer systems and related software applications, and non-I/T systems, such as facsimile machines and copy machines, will function properly on January 1, 2000 (the "Year 2000"). The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two-digit year value to 00. The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

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

The Company has engaged certain outside vendors and dedicated certain employees on a full time basis to help in the full array of its Year 2000 efforts. These efforts include system assessment and monitoring advice, actual code remediation, communication and consultation with critical business partners and testing resources.

The Company's contingency plan is to make the existing I/T systems, which are to be replaced, Year 2000 compliant. The contingency plan includes the identification and prioritization of the existing system's applications. Application programs identified for mission critical functions have been successfully remediated, tested and moved into the production environment and are currently in use. Other application functions that are not as critical to the operation of the Company's business are in the testing stage and are expected to be implemented by December, 1999.

The Company's contingency plan also includes manual business continuity plans for each business unit. These plans have been documented and are in the process of being tested. The Company has completed the assessment of its non-I/T systems and has determined that those systems are compliant.

Another significant component of the Company's enterprise-wide remediation effort is to determine whether critical business partners and vendors are Year 2000 compliant. The assessment and testing of the Year 2000 readiness of these critical business partners and vendors have been integrated with the Company's I/T and non-I/T Year 2000 system strategies. As a part of this process, the Company corresponded with its outside vendors and critical business partners to determine whether they are also prepared for the Year 2000. Responses from vendors and critical business partners indicate that they are prepared or will be prepared for the Year 2000.

Under the Company's enterprise-wide remediation program, the most effective I/T systems solution was to purchase a new, more modern, Year 2000 compliant policyholder and claim administration system. At September 30, 1999, this replacement effort was well underway.

For the nine months ended September 30, 1999, the Company incurred approximately $.5 million in incremental costs related to remediation of the Company's existing systems for the Year 2000. The majority of the Company's Year 2000 costs relate to computer hardware and software purchases and consulting fees for the replacement of existing systems. The Company expects total charges related to the system replacement effort to approximate $4.8 million of which the majority will be capitalized. For the nine months ended September 30, 1999, the Company incurred approximately $3.8 million of the projected total of $4.8 million in costs relative to the system replacement.

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

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

          the effect of economic and market conditions

          further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses actions that may be taken by insurance regulatory authorities adverse developments in the timing or results of the Company's current strategic business plan the difficulty in controlling health care costs and integrating new operations the ability of the Company to realize anticipated general and administrative expense savings and overhead reductions from system replacement initiatives the ability of management to return the Company's operations to profitability and the possible negative effects of prospective health care reform.

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

10.4 Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association.

10.5 Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association.

10.6 Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association.

27.1 Financial Data Schedule (included in electronic filing only).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ASCENT ASSURANCE, INC.



                               /s/ Cynthia B. Koenig
                               ----------------------------
                               Cynthia B. Koenig
                               Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
















Dated at Fort Worth, Texas
November 12, 1999

                                                                    Exhibit 10.4


                                INSTALLMENT NOTE



Executed this 20th  day of July, 1999
Amount $3,300,000                                       Due:  As described below


     ASCENT MANAGEMENT, INC., whose address is 110 West Seventh Street, Suite 300, Fort Worth, Texas 76102 (the "Undersigned"), for value received, promises to pay to the order of LASALLE BANK NATIONAL ASSOCIATION (formerly known as LaSalle National Bank), a national banking association, whose address is 135 South LaSalle Street, Chicago, Illinois 60603 (hereinafter, together with any holder hereof, called "Bank"), the principal sum of THREE MILLION THREE HUNDRED THOUSAND DOLLARS ($3,300,000) or so much thereof as may be outstanding from time to time pursuant to the terms hereof. On the date hereof, the Bank shall advance to the Undersigned, the principal sum of Two Million Dollars ($2,000,000), and thereafter, so long as any such request is made prior to December 31, 1999, and the Undersigned is not then in default hereof, the Bank shall advance up to the additional amount of One Million Three Hundred Thousand Dollars ($1,300,000) in minimum increments of Two Hundred Thousand Dollars ($200,000). The outstanding principal amount hereof including any additional advances made pursuant to the terms hereof after the date hereof shall bear interest from time to time at one or more of the rates per annum determined in accordance with the Rider attached hereto and made a part hereof as shall be specified by the Borrower at the time of each advance hereunder, and shall be payable as provided therein. The outstanding principal balance hereof from time to time shall be payable in monthly installments in such amount as is necessary to fully amortize such principal balance, based on a five year amortization, beginning January 31, 2000, and on the last day of each month thereafter, with a final installment equal to the total principal balance then remaining unpaid, plus interest, on December 31, 2004.

     The Undersigned agrees to pay to the Bank on the date hereof a fee in the amount of $15,000, in consideration for the Bank's agreements herein to make the loans described above. The Undersigned also promises to pay to the Bank, for the period from the date hereof to the maturity date, a non-use fee on the daily unused portion of the term loan hereunder in the amount equal to one-quarter of one percent (.25%) per annum of such unused amount. Such non-use fee shall be payable quarterly in arrears and shall be computed for the actual number of days elapsed during such quarter on the basis of a year of 360 days.

     The Undersigned hereby authorizes the Bank to charge any account of the Undersigned maintained at the Bank for sums due hereunder. Principal payments submitted in funds not available until collected shall continue to bear interest until collected. If payment hereunder becomes due and payable on a Saturday, Sunday or legal holiday under the laws of the United States or the State of Illinois, the due date thereof shall be extended to the next succeeding business day, and interest shall be payable thereon at the rate specified during such extension.

     As security for the payment of this Note and any and all other liabilities and obligations of the Undersigned to Bank arising out of or relating hereto or any document entered into in connection herewith, howsoever created, arising or evidenced, and howsoever owned, held or acquired, whether now or hereafter existing, whether now due or to become due, whether direct or indirect, or absolute or contingent, and whether several, joint or joint and several (all of which liabilities and obligations, including this Note, are hereinafter called the "Obligations"), the Undersigned does hereby assign and pledge, and does hereby grant, to Bank a continuing and unconditional security interest in the property of the Undersigned more fully described in that certain Security Agreement of even date made by the Undersigned in favor of the Bank (the "Security Agreement"), the covenants, conditions and agreements of which are hereby incorporated herein by this reference, and a default thereunder shall be and constitute a default under this Note and any other of the Obligations.

     All of the aforesaid property and the products and proceeds therefrom, including the proceeds of insurance thereon, are herein collectively called the "Collateral".

     All rights, powers and remedies of the Bank, expressed herein shall be in addition to, and not in limitation of, those provided by law or in any written agreement or instrument (other than this Note) relating to any of the Obligations or any security therefor.


     The Undersigned, without notice or demand of any kind, shall be in default hereunder if: (1) any amount payable on any of the Obligations, or on the obligations of any obligor hereunder, is not paid within five (5) days after the date due; or (2) the Undersigned shall otherwise fail to perform any of the promises to be performed by the Undersigned hereunder or under any other security agreement or other agreement with Bank and such failure shall continue unremedied for a period of thirty (30) days; or (3) the Undersigned or any other party liable with respect to the Obligations, or any guarantor or accommodation endorser or third party pledgor, shall make any assignment for the benefit of creditors, or there shall be commenced any bankruptcy, receivership, insolvency, reorganization, dissolution or liquidation proceedings by or against, or the entry of any judgment, levy, attachment, garnishment or other process, or the filing of any lien against any of the Undersigned or any guarantor, or any other party liable with respect to the Obligations, or accommodation endorser or third party pledgor for any of the Obligations, or against any of the Collateral or any of the collateral under a separate security agreement signed by any one of them relating to the Obligations; or (4) there be any deterioration or impairment of any of the Collateral under any security agreement executed by any of the Undersigned, or any other party liable with respect to the Obligations, or any guarantor or accommodation endorser or third party pledgor for any of the Obligations, or any decline in the value or market price thereof (whether actual or reasonably anticipated), which causes said Collateral or collateral in the sole opinion of Bank acting in good faith, to become unsatisfactory as to value or character, or which causes the Bank to reasonably believe that it is insecure and that the likelihood for repayment of the Obligations is or will soon be impaired, time being of the essence; or (5) if this Note is secured by an additional or separate security agreement, then the occurrence of any default thereunder; or (6) there is a discontinuance by any guarantor of any guaranty of Obligations hereunder; or (7) the determination by the Bank that a material adverse change has occurred in the financial condition of the Undersigned from the condition set forth in the most recent financial statement of the Undersigned furnished to the Bank, or from the financial condition of the Undersigned most recently disclosed to Bank in any manner; or (8) any oral or written warranty, representation, certificate or statement of the Undersigned to the Bank is untrue; or (9) the failure to do any act necessary to preserve and maintain the value and collectability of the Collateral; or (10) failure of the Undersigned after request by the Bank to furnish financial information or to permit inspection by the Bank of the Undersigned's books and records; or (11) any guarantor of this Note or of any of the other Obligations shall contest the validity of such guaranty; or (12) the occurrence of any material adverse event which causes a change in the financial condition of the Undersigned, or which would have a material adverse effect on the business of the Undersigned.

     Whenever the Undersigned shall be in default as aforesaid, without demand or notice of any kind, the entire unpaid amount of all Obligations shall become immediately due and payable, and: (1) Bank may sell all or any of the Collateral as provided in the Security Agreement; and (2) Bank may exercise, from time to time, any and all rights and remedies available to it under the Uniform Commercial Code of Illinois, or otherwise available to it, including those available under any written instrument (in addition to this Note) relating to any of the Obligations or any security therefor.

     THE UNDERSIGNED WAIVES THE BENEFIT OF ANY LAW THAT WOULD OTHERWISE RESTRICT OR LIMIT BANK IN THE EXERCISE OF ITS RIGHT, WHICH IS HEREBY ACKNOWLEDGED, TO APPROPRIATE WITHOUT NOTICE AND REGARDLESS OF THE COLLATERAL, AT ANY TIME HEREAFTER, ANY INDEBTEDNESS MATURED OR UNMATURED, OWING FROM BANK TO THE UNDERSIGNED. THE BANK MAY, FROM TIME TO TIME, WITHOUT DEMAND OR NOTICE OF ANY KIND, APPROPRIATE AND APPLY TOWARD THE PAYMENT OF SUCH OF THE OBLIGATIONS, AND IN SUCH ORDER OF APPLICATION, AS THE BANK MAY, FROM TIME TO TIME, ELECT ANY AND ALL SUCH BALANCES, CREDITS, DEPOSITS, ACCOUNTS, MONEYS, CASH EQUIVALENTS AND OTHER ASSETS, OF OR IN THE NAME OF THE UNDERSIGNED THEN OR THEREAFTER WITH THE BANK.


     THE UNDERSIGNED WAIVES EVERY DEFENSE, CAUSE OF ACTION, COUNTERCLAIM OR SETOFF WHICH THE UNDERSIGNED MAY NOW HAVE OR HEREAFTER MAY HAVE TO ANY ACTION BY BANK IN ENFORCING THIS NOTE AND/OR ANY OF THE OTHER OBLIGATIONS, OR THE COLLATERAL AND RATIFY AND CONFIRM WHATEVER BANK MAY DO PURSUANT TO THE TERMS HEREOF AND WITH RESPECT TO THE COLLATERAL AND AGREES THAT BANK SHALL NOT BE LIABLE FOR ANY ERROR OF JUDGMENT OR MISTAKES OF FACT OR LAW. THE BANK AND THE UNDERSIGNED KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVE IRREVOCABLY, THE RIGHT EITHER OR ANY MAY HAVE TO TRIAL BY JURY WITH RESPECT TO ANY LEGAL PROCEEDING BASED HEREON, OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR ANY OF THE OTHER OBLIGATIONS, OR THE COLLATERAL, OR ANY AGREEMENT, EXECUTED OR CONTEMPLATED TO BE EXECUTED IN CONJUNCTION HEREWITH OR ANY COURSE OF CONDUCT OR COURSE OF DEALING, IN WHICH THE BANK AND THE UNDERSIGNED ARE ADVERSE PARTIES. THIS PROVISION IS A MATERIAL INDUCEMENT FOR THE BANK GRANTING ANY FINANCIAL ACCOMMODATION TO THE UNDERSIGNED.

     The   Undersigned,   and  any  other  party  liable  with  respect  to  the
Obligations, including any guarantors, and any and all endorsers and accommodation parties, and each one of them, waive any and all presentment, demand, notice of dishonor, protest, and all other notices and demands in connection with the enforcement of Bank's rights hereunder, and hereby consent to, and waive notice of release, with or without consideration, of the Undersigned or of any Collateral. No default shall be waived by the Bank except in writing. No delay on the part of the Bank in the exercise of any right or remedy shall operate as a waiver thereof, and no single or partial exercise by the Bank of any right or remedy shall preclude other or further exercise thereof, or the exercise of any other right or remedy. This Note: (i) is valid, binding and enforceable in accordance with its provisions, and no conditions exist to the legal effectiveness of this Note; (ii) contains the entire agreement between the Undersigned and Bank; (iii) is the final expression of their intentions; and (iv) supersedes all negotiations, representations, warranties, commitments, offers, contracts (of any kind or nature, whether oral or written) prior to or contemporaneous with the execution hereof. No prior or contemporaneous representations, warranties, understandings, offers or agreements of any kind or nature, whether oral or written, have been made by Bank or relied upon by the Undersigned in connection with the execution hereof. No modification, discharge, termination or waiver of any of the provisions hereof shall be binding upon the Bank, except as expressly set forth in a writing duly signed and delivered on behalf of the Bank.

     The Undersigned agrees to pay all reasonable costs, legal expenses, attorneys' fees and paralegals' fees of every kind, paid or incurred by Bank in enforcing its rights hereunder, including, but not limited to, litigation or proceedings initiated under the United States Bankruptcy Code, or in respect to any other of the Obligations, or in connection with the Collateral or in defending against any defense, cause of action, counterclaim, setoff or crossclaim based on any act of commission or omission by the Bank with respect to this Note or any other of the Obligations or Collateral, or both, promptly on demand of Bank or other person paying or incurring the same.

     The Bank may at any time transfer this Note and Bank's rights in any or all of the Collateral, and Bank thereafter shall be relieved from all liability with respect to such Collateral.

     TO INDUCE THE BANK TO MAKE THE LOAN EVIDENCED BY THIS NOTE, THE UNDERSIGNED IRREVOCABLY AGREES THAT, ALL ACTIONS ARISING DIRECTLY OR INDIRECTLY AS A RESULT OR IN CONSEQUENCE OF THIS NOTE OR ANY OTHER AGREEMENT WITH THE BANK RELATING HERETO, OR THE COLLATERAL, SHALL BE INSTITUTED AND LITIGATED ONLY IN COURTS HAVING SITUS IN THE CITY OF CHICAGO, ILLINOIS, AND THE UNDERSIGNED HEREBY CONSENTS TO THE EXCLUSIVE JURISDICTION AND VENUE OF ANY STATE OR FEDERAL COURT LOCATED AND HAVING ITS SITUS IN SAID CITY, AND WAIVES ANY OBJECTION BASED ON FORUM NONCONVENIENS, AND THE UNDERSIGNED HEREBY WAIVES PERSONAL SERVICE OF ANY AND ALL PROCESS, AND CONSENTS THAT ALL SUCH SERVICE OF PROCESS MAY BE MADE BY CERTIFIED MAIL, RETURN RECEIPT REQUESTED, DIRECTED TO THE UNDERSIGNED AT THE ADDRESS INDICATED IN THE BANK'S RECORDS IN THE MANNER PROVIDED BY APPLICABLE STATUTE, LAW, RULE OF COURT OR OTHERWISE. FURTHERMORE, THE UNDERSIGNED WAIVES ALL NOTICES AND DEMANDS IN CONNECTION WITH THE ENFORCEMENT OF BANK'S RIGHTS HEREUNDER, AND HEREBY CONSENTS TO, AND WAIVES NOTICE OF THE RELEASE WITH OR WITHOUT CONSIDERATION OF UNDERSIGNED OR OF ANY COLLATERAL.

     The loan evidenced hereby has been made and this Note has been delivered at the Bank's main office. This Note shall be governed and construed in accordance with the laws of the State of Illinois, in which state it shall be performed, and shall be binding upon the Undersigned and their respective legal representatives, successors and assigns. If this Note contains any blanks when executed by the Undersigned the Bank is hereby authorized, without notice to the Undersigned to complete any such blanks according to the terms upon which the loan or loans were granted. Wherever possible, each provision of this Note shall be interpreted in such manner as to be effective and valid under applicable law, but if any provision of this Note shall be prohibited by or be invalid under such law, such provision shall be severable, and be ineffective to the extent of such prohibition or invalidity, without invalidating the remaining provisions of this Note.

     The Undersigned represents and warrants to Bank that the execution and delivery of this Note has been duly authorized by resolutions heretofore adopted by its Board of Directors in accordance with law and its bylaws, that said resolutions have not been amended nor rescinded, are in full force and effect and that the officer or officers executing and delivering this Note for and on behalf of the Undersigned, is duly authorized so to act. Bank, in extending financial accommodations to the Undersigned, is expressly acting and relying upon the aforesaid representations and warranties.


     The Undersigned, acknowledges and agrees that the lending relationship hereby created with the Bank is and has been conducted on an open and arm's length basis in which no fiduciary relationship exists and that the Undersigned, has not relied and is not relying on any such fiduciary relationship in consummating the loan(s) evidenced by this Note.

     As used herein, all provisions shall include the masculine, feminine, neuter, singular and plural thereof, wherever the context and facts require such construction and in particular the word "Undersigned" shall be so construed.

                                             [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the Undersigned has executed this Note on the date above set forth.


                           ASCENT MANAGEMENT, INC.

                           By:  /s/ Patrick J. Mitchell
                              --------------------------------------------------
                           Its: Chairman of the Board and
                                Chief Executive Officer
                              --------------------------------------------------


STATE OF TEXAS    )
                  )SS.
COUNTY OF TARRANT )


     I, the undersigned, a Notary Public in and for the State and County aforesaid, do hereby certified that before me this day personally appeared Patrick J. Mitchell, known to me to be the Chairman of the Board, Chief Executive Officer and President of Ascent Management, Inc., a Delaware corporation, and acknowledged to me that he executed and delivered this instrument as his free and voluntary act, for the uses and purposes therein set forth.

     IN WITNESS WHEREOF,  I have hereunto set my hand and notarial seal this day
of           , 1999.


                                            ------------------------------------
                                            Notary Public

                                            My Commission Expires:
                                                                  --------------

                                                                    Exhibit 10.5


                      SECOND AMENDMENT TO CREDIT AGREEMENT



     This Second Amendment to Credit Agreement (the "Amendment") is made as of this 12TH day of August 1999 by and among ASCENT FUNDING, INC. (formerly known as Westbridge Funding Corporation) (the "Borrower"), and LASALLE BANK NATIONAL ASSOCIATION (formerly known as LaSalle National Bank) (the "Bank").

                               W I T N E S S E T H


     WHEREAS, the Borrower and the Bank are parties to that certain Credit Agreement dated as of June 6, 1997, as amended from time to time, (the "Credit Agreement); and

     WHEREAS, the parties desire to amend the Credit Agreement, as more fully set forth herein.

     NOW, THEREFORE, in consideration of the mutual agreements herein contained and other good and valuable consideration, the adequacy of which is hereby acknowledged, and subject to the terms and conditions hereof, the parties hereto agree as follows:

     SECTION 1. DEFINITIONS. Unless otherwise defined herein, all capitalized shall have the meaning given to them in the Credit Agreement.

     SECTION 2. AMENDMENTS TO CREDIT AGREEMENT.

     2.1 Any and all references to "Westbridge Funding Corporation" are hereby deleted in their entirety and replaced with "Ascent Funding, Inc."

     2.2 Any and all references to "Westbridge Capital Corp." are hereby deleted in their entirety and replaced with "Ascent Assurance, Inc. "

     2.3 Any and all references to "Westbridge Marketing Corporation" are hereby deleted in their entirety and replaced with "NationalCare Marketing, Inc. "

     2.4 Any and all references to "LaSalle National Bank" are hereby deleted in their entirety and replaced with "LaSalle Bank National Association".

     2.5 The definition of "Commitment" in Section 1.1 of the Credit Agreement is hereby deleted in its entirety and replaced with the following in its stead:

     "Commitment means the commitment of the Bank to make Revolving Loans hereunder in the aggregate amount of $7,500,000, as the same may be adjusted from time to time pursuant to Section 2.4 or by written agreement between the Borrower and the Bank."

     2.6 The definition of "Consolidated GAAP Net Worth" in Section 1.1 of the Credit Agreement is hereby deleted in its entire replaced with the following in its stead:

     "Consolidated GAAP Net Worth" means the sum of (a) the common capital stock and preferred capital stock (including manditorily redeemable preferred capital stock) and additional paid in capital of the Borrower and its Subsidiaries on a consolidated basis, plus (without duplication) (b) the amount of retained earnings (inclusive of Deferred Revenues) (or, in the case of a deficit, minus the deficit), minus (c) treasury stock, plus or minus (d) any other account which is customarily added or deducted in determining stockholders' equity (without giving effect to any increase or decrease to Consolidated GAAP Net Worth attributable to the application of SFAS No. 115 and 130), all of which shall be determined on a consolidated basis in accordance with GAAP.

     2.7 The definition of "Eligible  Non-Insurance  Company  Seller" in Section
     1.1 of the Credit Agreement is hereby deleted in its entirety and replaced with the following in its stead:

     "Eligible Non-Insurance Company Seller" means, (i) as of the date of this Agreement, any of ASSP, HCO, HCO Marketing, LSMG, Senior Benefits of Texas, NationalCare Marketing, Inc. and Freedom Marketing, (ii) as of February 1, 1999, Senior Benefits, LLC, and (iii) thereafter any other entity which has become a party to the Non-Insurance Company Receivables Purchase Agreement, and which is reasonably acceptable to Bank based on such financial, operational and other considerations which the Bank in its discretion deems appropriate."

     2.8 The definition of "Revolving Loan Termination Date" in Section 1.1 of the Credit Agreement is hereby amended by deleting "June 5, 2000" and inserting "June 5, 2001 in its stead.

     SECTION 3. CONDITIONS PRECEDENT.  The  effectiveness  of this Amendment is
     expressly   conditioned  upon  satisfaction  of  the  following  conditions precedent:

     3.1 The Bank shall have received copies of this Amendment duly executed the Borrower.

     3.2 The Bank shall have received such other documents, certificates and assurances as it shall reasonably request.

     SECTION 4. REAFFIRMATION OF THE BORROWER. The Borrower hereby represents and warrants to the Bank that (i) the warranties set forth in Article 5 of the Credit Agreement are true and correct on and as of the date hereof, except to the extent (a) that any such warranties relate to a specific date, or (b) changes thereto are a result of transactions for which the Bank has granted its consent; (ii) the Borrower is on the date hereof in compliance with all of the terms and provisions set forth in the Credit Agreement as hereby amended; and (iii) upon execution hereof no Event of Default has occurred and is continuing or has not previously been waived.

     SECTION 5. FULL FORCE AND EFFECT. Except as herein amended, the Credit Agreement and all other Loan Documents shall remain in full force and effect.

     SECTION 6. COUNTERPARTS. This Amendment may be executed in two or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same document.

                                             [SIGNATURE PAGE FOLLOWS]

     IN WITNESS WHEREOF, the parties hereto have executed this Amendment on the day and year specified above.


                                             ASCENT FUNDING, INC.



                                             By:  /s/Patrick J. Mitchell
                                                 -------------------------------
                                             Name:  Patrick J. Mitchell
                                                 -------------------------------
                                             Title: Chairman of the Board and
                                                    Chief Executive Officer
                                                 -------------------------------



                                             LASALLE BANK NATIONAL ASSOCIATION



                                             By:  /s/ Janet R. Gates
                                                 -------------------------------
                                             Name:  Janet R. Gates
                                                 -------------------------------
                                             Title: First Vice President
                                                 -------------------------------

                   ACKNOWLEDGEMENT AND AGREEMENT OF GUARANTOR

     The undersigned, ASCENT ASSURANCE, INC. (formerly Westbridge Capital Corp.), hereby ratifies and reaffirms that certain Guaranty dated June 6, 1997 (the "Guaranty") made by the undersigned in favor of LaSalle Bank National Association (the "Bank") and each of the terms and provisions contained therein, and agrees that the Guaranty continues in full force and effect following the execution and delivery of the foregoing Amendment. The undersigned represents and warrants to the Bank that the Guaranty was, on the date of the execution and delivery thereof, and continues to be, the valid and binding obligation of the undersigned enforceable in accordance with its terms and that the undersigned has no claims or defenses to the enforcement of the rights and remedies of the Bank under the Guaranty.

     IN WITNESS WHEREOF, this Acknowledgment and Agreement of Guarantor has been duly authorized as of this 12th day of August, 1999.

                                       ASCENT ASSURANCE, INC.


                                       By:  /s/Patrick J. Mitchell
                                              ----------------------------------
                                       Name:  Patrick J. Mitchell
                                              ----------------------------------
                                       Title: Chairman of the Board and
                                              Chief Executive Officer
                                              ----------------------------------

                                                                    Exhibit 10.6



                     SECOND AMENDMENT TO GUARANTY AGREEMENT



     This SECOND AMENDMENT TO GUARANTY AGREEMENT (this "Amendment") dated as of July 20, 1999, is made by ASCENT ASSURANCE, INC. (formerly known as Westbridge Capital Corp.), a Delaware corporation (the "Guarantor") for the benefit of LASALLE BANK NATIONAL ASSOCIATION (formerly known as LaSalle National Bank) (the "Bank"), its successors and assigns and any and all other Beneficiaries. Capitalized terms used herein without definition shall have the respective meanings assigned to them in that certain Guaranty Agreement made by Guarantor in favor of Bank and dated as of June 26, 1997 (the "Guaranty Agreement").

                                 R E C I T A L S

     A. Pursuant to that certain Credit Agreement dated as of June 6, 1997 (the "Credit Agreement") between Ascent Funding, Inc. (formerly known as Westbridge Funding Corporation) (the "Debtor") and the Bank, the Bank agreed, on certain terms and conditions, to make revolving loans to the Debtor from time to time in an aggregate principal amount at any one time outstanding not to exceed $20,000,000 (the "Revolving Loans").

     B. The Debtor is an indirect wholly-owned subsidiary of the Guarantor.

     C. As a condition to making the Revolving Loans, the Bank required that the Guarantor execute and deliver the Guaranty Agreement.

     D. Pursuant to that certain Installment Note dated of even date herewith (the "Installment Note"), made by Ascent Management, Inc. ("AMI") in favor of the Bank, the Bank has agreed, on certain terms and conditions, to make a term loan to AMI in an aggregate principal amount not to exceed $3,300,000 (the "Term Loan").

     E. AMI is a wholly-owned subsidiary of the Guarantor.

     F. As a condition to making the Term Loan, the Bank has required that the Guarantor execute and deliver this Amendment to the Guaranty Agreement.


     NOW, THEREFORE, the Guarantor hereby agrees as follows:

1.   Amendments to Guaranty Agreement.

     1.1 The Guaranty Agreement is hereby amended so that all references contained therein to "Debtor" shall be deemed to include, in the appropriate context, AMI. In addition, the term "Obligations" is hereby amended to include all obligations and liabilities of AMI arising out of or relating to the Installment Note, of every kind and description, howsoever created, whether now existing or hereafter created, including, without limitation, the indebtedness evidenced from time to time pursuant to the Installment Note, and shall include all other liabilities of AMI to the Bank arising out of or relating to the Term Loan pursuant to any and all documents delivered by AMI to the Bank with respect to the Term Loan. The term "Obligation Agreements" is hereby amended to include the Installment Note and any other agreement executed and delivered to the Bank by AMI or any third party relating thereto, including, without limitation, any guaranties, security agreements, pledge agreements and the like.

2. Reaffirmation of Guaranty Agreement. The Guarantor hereby reaffirms to the Bank that, except as modified hereby, the Guaranty Agreement is hereby restated in its entirety and remains in full force and effect.

3. Required Consents and Approval. Notwithstanding anything contained herein to the contrary, the Pledge Approval (as such term is defined in the Guaranty Agreement) shall not apply to AMI, and in no event will the capital stock of National Foundation Life Insurance Company, National Financial Insurance Company or American Insurance Company of Texas, pledged to the Bank in connection with the Revolving Loan under the Credit Agreement constitute collateral for the Installment Note or any other obligations related thereto.

4. Governing Law. This Amendment has been delivered in Chicago, Illinois and shall be governed by and construed in accordance with the provisions of the laws and decisions of the State of Illinois, without giving effect to the conflict of law principles thereunder.

5. Counterparts. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. One or more counterparts of this Amendment may be delivered by telecopier, with the intention that they shall have the same effect as an original counterpart thereof.


                                                      [SIGNATURE PAGE FOLLOWS]

IN WITNESS WHEREOF, each of the parties hereto has caused this Amendment to be duly executed and delivered as of the day IN WITNESS WHEREOF, each of the parties hereto has caused this Amendment to be duly executed and delivered as of the day and year first above written.


                              BANK:

                              LASALLE BANK NATIONAL ASSOCIATION


                              By:  /s/ Janet R. Gates
                                   ---------------------------------------------
                              Its: First Vice President
                                   ---------------------------------------------




                              GUARANTOR:

                              ASCENT ASSURANCE, INC.


                              By:  /s/ Patrick J. Mitchell
                                  ----------------------------------------------
                              Its: Chairman of the Board and
                                   Chief Executive Officer
                                  ---------------------------------------------