Form 10-K
period 1999-12-31
ASCENT ASSURANCE INC
filed 2000-04-06
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999
                          Commission File Number 1-8538

                             ASCENT ASSURANCE, INC.
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

                          Common Stock (par value $.01)

                        Warrants to purchase Common Stock

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X      No__

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $15,843,750 as of March 24, 2000.

On March 29, 2000, 6,500,000 shares of Common Stock were outstanding.



                             ASCENT ASSURANCE, INC.

                          1999 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                                                PART I

  ITEM 1.           Business...................................................................................3

  ITEM 2.           Properties................................................................................10

  ITEM 3.           Legal Proceedings.........................................................................11

  ITEM 4.           Submission of Matters to a Vote of Security Holders.......................................11


                                                                PART II

  ITEM 5.           Market for the Registrant's Common Stock and Related Stockholder Matters..................12

  ITEM 6.           Selected Consolidated Financial Data......................................................13

  ITEM 7.           Management's Discussion and Analysis of Results of Operations and
                      Financial Condition.....................................................................15

  ITEM 7A.          Quantitative and Qualitative Disclosures About Market Risk................................25

  ITEM 8.           Financial Statements and Supplementary Data...............................................27

  ITEM 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................................................................76


                                                               PART III

ITEM 10.            Directors and Executive Officers of the Registrant........................................77

ITEM 11.            Executive Compensation....................................................................77

ITEM 12.            Security Ownership of Certain Beneficial Owners and Management............................77

ITEM 13.            Certain Relationships and Related Transactions............................................77


                                                                PART IV

ITEM 14.            Financial Statement Schedules, Exhibits and Reports on Form 8-K...........................78


                                     PART I


ITEM 1.  BUSINESS

GENERAL

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge"), emerged from Chapter 11 reorganization proceedings. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent, the Company derives revenue from (i) commissions received from sales of unaffiliated products, (ii) telemarketing services, and (iii) printing services.

REORGANIZATION EFFECTIVE MARCH 24, 1999

On September 16, 1998, Westbridge commenced its reorganization by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the "Creditors' Committee") of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date"). On the Effective Date, Westbridge's certificate of incorporation and by-laws were amended and restated in their entirety and pursuant thereto, Westbridge changed its corporate name to "Ascent Assurance, Inc.".

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

Issuance of New Securities

Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

* To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock were distributed in November 1999.

* To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

* To holders of Old Common Stock as of December 10, 1998, 130,000 shares, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock were not issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

* To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, were convertible into 4,765,165 shares of the New Common Stock on March 24, 1999. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owned on March 24, 1999 approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable in January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

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


MARKETING DISTRIBUTION SYSTEM

The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 1999: Texas - 22 %, North Carolina - 7%, Tennessee - 7%, Arkansas - 7%, and Florida - 5 %. During 1999, new business was produced only in NFL and FLICA. Premium revenue, in thousands, for each of the Insurance Subsidiaries' is set forth below.

                                                                  Year Ended December 31,
                                                      ------------------------------------------------
                                                          1999              1998             1997
                                                      -------------     -------------    -------------
             FLICA:
                 First-year                           $    15,809       $     7,714      $     3,033
                 Renewal                                   14,938            11,769           11,605
                                                      -------------     -------------    -------------
                                                           30,747            19,483           14,638
                                                      -------------     -------------    -------------
             NFL:
                 First-year                                 1,594             6,206           19,364
                 Renewal                                   55,231            66,285           72,773
                                                      -------------     -------------    -------------
                                                           56,825            72,491           92,137
                                                      -------------     -------------    -------------
             AICT:
                 First-year                                    33             1,092            2,931
                 Renewal                                    7,516             9,467            9,753
                                                      -------------     -------------    -------------
                                                            7,549            10,559           12,684
                                                      -------------     -------------    -------------
             NFIC:
                 First-year                                    35             4,149           12,562
                 Renewal                                   21,163            29,035           29,076
                                                      -------------     -------------    -------------
                                                           21,198            33,184           41,638

                                                      =============     =============    =============
             Consolidated Premium Revenue             $   116,319       $   135,717      $   161,097
                                                      =============     =============    =============



NCM was formed in early 1998 and is the principal distribution channel for the Insurance Subsidiaries products. NCM recruits agents as independent contractors who market the Insurance Subsidiaries' products on a one-to-one basis to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage.

Agents' sales contacts generally result from leads generated either by the Company's telemarketing subsidiary or through outside sources. By utilizing a predictive automated dialing system, the Company believes its wholly owned telemarketing subsidiary, Precision Dialing Services, Inc. ("PDS") is able to generate a sufficient number of quality sales leads. By providing its agents with these sales leads, the Company believes it can attract experienced agents as well as new agents entering the business.

DESCRIPTION OF PRODUCTS

The Company's operations are comprised of one segment, Accident and Health insurance, which is comprised of various products underwritten or reinsured by the Insurance Subsidiaries. The Insurance Subsidiaries' products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. Set forth below is a summary of the principal products currently underwritten by the Insurance Subsidiaries:

* Medical Expense Products - These products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. The policies provide a number of options with respect to annual deductibles, coinsurance percentages, maximum benefits and stop-loss limits. After the annual deductible is met, the insured is responsible for a percentage of eligible expenses up to a specified stop-loss limit. Thereafter, eligible expenses are covered by the Insurance Subsidiaries up to certain maximum aggregate policy limits.

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

* Specified Disease Products - These products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases ("Specified Disease"). Benefits are payable directly to the insured following diagnosis of or treatment for a covered illness or injury. The payments are designed to help reduce the potential financial impact of these illnesses or injuries and may be used at the policyholder's discretion for any purpose, including offset of non-medical expenses or medical-related expenses not covered and paid for by the policyholder's other health insurance. The amount of benefits provided under the Specified Disease products is not necessarily reflective of the actual cost expected to be incurred by the insured as a result of the illness or injury. Specified Disease products are generally guaranteed renewable by contract, but are exempt from HIPAA.

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

See Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition for a discussion of premium revenue by product.

COMPETITION

The accident and health insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, favorable ratings from A.M. Best Company, Inc. ("A.M. Best") and larger staffs than the Company. Competitive factors applicable to the Company's business include product mix, policy benefits, service to policyholders and premium rates. The Company believes that its current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company's ability to remain competitive. The Insurance Subsidiaries are not currently rated with A.M. Best. The Company believes that its lack of an A.M. Best rating is not a significant factor affecting its ability to sell its products in the markets that it serves.

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

The Company's Specified Disease products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray nonmedical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with those insurers providing major medical insurance, however, other insurers may expand coverage in the future which could reduce future sales levels and profit margins. Medicare Supplement products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. Future government programs may reduce participation by private entities in such government programs.

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


REGULATION

General. The Company and its Insurance Subsidiaries are subject to regulation and supervision in all jurisdictions in which they conduct business. In general, state insurance laws establish supervisory agencies with broad administrative powers relating to, among other things, the granting and revoking of licenses to transact business, regulation of trade practices, premium rate levels, premium rate increases, licensing of agents, approval of content and form of policies, maintenance of specified minimum statutory reserves and statutory capital and surplus, deposits of securities, form and content of required financial statements, nature of investments and limitations on dividends to stockholders. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders rather than to protect the interests of stockholders.

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

The Insurance Subsidiaries are subject to periodic examinations by state regulatory authorities as part of their routine regulatory oversight process. Delaware and Mississippi are currently finalizing examinations of NFL and FLICA, respectively. Texas is currently conducting examinations of NFIC and AICT. Management does not expect the issuance of these examination reports to have a material effect on the financial condition of the Company.

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

NAIC Accounting Principles. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The insurance departments of the states of domicile of the Company's insurance subsidiaries have adopted the Codification effective January 1, 2001. The Company does not expect the Codification to materially impact statutory surplus.

Risk-Based Capital. The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1999, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1999, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

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

Dividends. Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 2000, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner, as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends.

NFIC and AICT, Texas domestic companies, may make dividend payments from surplus profits or earned surplus arising from its business. The Texas Insurance Code defines earned surplus as unassigned surplus excluding any unrealized gains. Texas life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold is considered extraordinary and requires prior approval of the Texas Insurance Commissioner. NFIC's and AICT's earned surplus is negative, and as such, each company is precluded from paying dividends during 2000 without the prior approval of the Texas Insurance Commissioner.

FLICA, a Mississippi domestic company may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 2000 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1999.

Guaranty Associations. The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $78,000 during the year ended December 31, 1999.

Federal Regulation. Traditionally, the U.S. Government has not directly regulated the insurance business. However, the adoption of HIPAA, as well as other proposed federal initiatives, impacts the insurance business in a variety of ways. Current and proposed federal measures that may significantly affect the insurance industry include controls on the cost of medical care, medical entitlement programs (e.g., Medicare), guaranteed renewability and portability of certain coverage, and minimum solvency requirements for insurers.


EMPLOYEES

At December 31, 1999, the Company employed 475 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

On May 1, 1998, the Company moved its principal offices from 777 Main Street, Fort Worth, Texas, to 110 West Seventh Street, Fort Worth, Texas. The lease for the new facility expires in April, 2003. Westbridge Printing Services, Inc. ("WPS"), the Company's wholly owned printing subsidiary which prints all policies, forms and brochures of the Insurance Subsidiaries, maintains its facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. The Company also leases certain sales offices for its affiliated marketing agencies in Arizona and California. The Company believes that its leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK-HOLDER MATTERS

Price Range of Publicly Traded Securities. The New Common Stock and New Warrants are quoted on the over-the-counter bulletin board ("OTC Bulletin Board"). Based on the distributions made pursuant to the Plan, there were 6,500,000 shares of New Common Stock and 971,266 New Warrants outstanding as of March 29, 2000. The high and low price listed for the New Common Stock and New Warrants reflects the OTC Bulletin Board closing bid prices since May 28, 1999. The closing bid price on December 31, 1999 was $1.78. There were approximately 275 shareholders of record on December 31, 1999, representing approximately 1,600 beneficial owners.

Until September 16, 1998, Westbridge's Old Common Stock was traded on the New York Stock Exchange ("NYSE"). As a result of the Chapter 11 filing, Westbridge's Old Common Stock was delisted from the NYSE and trading commenced on the OTC Bulletin Board. The high and low stock price listed for Westbridge's Old Common Stock reflects the OTC Bulletin Board closing bid prices from September 25, 1998, to March 23, 1999. OTC Bulletin Board bid prices, as stated, represent inter-dealer prices without adjustments for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

OTC Bulletin Board

                         Common Stock                      Warrants
                     High           Low              High             Low
Ascent 1999
Fourth Quarter      $ 1.813        $ 1.500         $ 0.250         $  0.010
Third Quarter         3.375          1.750           0.313            0.188
Second Quarter        3.625          2.000           0.500            0.250

Westbridge 1999
First Quarter          0.328         0.188

1998
Fourth Quarter         0.438         0.016
Third Quarter          0.563         0.016
Second Quarter         0.875         0.313
First Quarter          0.938         0.438

1997
Fourth Quarter         4.938         0.375
Third Quarter         10.625         4.563
Second Quarter        10.125         8.875
First Quarter         12.250         9.500

Dividend Policy

The Company did not pay any cash dividends on its Old Common Stock and does not anticipate declaring or paying cash dividends on its New Common Stock in the foreseeable future.

For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company's results of operations and liquidity, see ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition", ITEM 1 - "Business -- Regulation", and NOTE 10 - "Statutory Capital And Surplus" to the Company's Consolidated Financial Statements.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and related notes.

                                              Nine Months
                                                Ended
    ASCENT ASSURANCE, INC.                 December 31, 1999    March 31, 1999
                                           -----------------    --------------
                                          (in thousands, except per share data)
    Income Statement Data:
    Premiums                                   $ 86,371
    Total revenues                              105,972
    Net income                                    2,106
    Preferred stock dividends                     1,874
    Income applicable to common stockholders        232

    Earnings Per Share:
       Basic                                   $   0.04
       Diluted                                 $   0.04

    Weighted Average
      Shares Outstanding:
       Basic                                      6,500
       Diluted                                    6,510

    Balance Sheet Data:
    Cash and invested assets                   $115,303               $129,142
    Total assets                                163,690                169,795
    Policy liabilities                           95,895                 95,806
    Notes payable                                 7,162                  5,088
    Total liabilities                           116,649                119,435
    Redeemable convertible preferred stock(1)    23,257                 23,257
    Stockholders' equity                         23,784                 27,103

    Book Value Per Share:                      $   3.66               $   4.17

(1) Consists of 23,257 shares of New Prefered Stock, which are convertible, at the option of the holders thereof, into an aggregate of 4,765,120 shares of New Common Stock at a conversion price of $4.88 per share of New Common Stock.



                                                  Three Months
                                                      Ended
WESTBRIDGE CAPITAL CORP.                            March 31,                        Year Ended December 31,
                                                  --------------   -----------------------------------------------------------------

                                                      1999           1998            1997          1996 (1)            1995
                                                  --------------   ---------     -------------   ------------       -----------
                                                                          (in thousands, except per share data)
Statement of Operations Data:
Premiums                                           $  29,948        $  135,717     $ 161,097      $ 156,780         $ 120,093
Total revenues                                        36,814           166,650       188,904        175,146           130,032
Extraordinary loss, net of
  income tax                                               -                 -         1,007              -               407
Net income (loss)                                        208           (22,285)      (97,144)         8,261             5,324
Preferred stock dividends                                  -               520         1,572          1,650             1,650
Income (loss) applicable to
  common stockholders                                    208           (22,805)      (98,716)         6,611             3,674

Earnings Per Share:
   Basic                                           $    0.03        $    (3.43)    $  (16.07)      $   1.11         $    0.64
   Diluted                                         $    0.03        $    (3.43)    $  (16.07)      $   0.97         $    0.63

Weighted Average
  Shares Outstanding:
   Basic                                               7,032             6,640         6,143          5,978             5,698
   Diluted                                             7,032             6,640         6,143          8,477             5,829

Balance Sheet Data:
Total cash and invested assets                                      $  131,708    $  148,442       $ 103,218        $ 111,516
Total assets                                                           169,741       202,856         220,716          200,999
Policy liabilities                                                      97,987       107,595          93,390           85,683
Notes payable                                                           95,715       102,547          40,560           35,071
Total liabilities                                                      219,886       229,274         152,813          138,194
Redeemable convertible preferred stock                                  11,935        19,000          20,000           20,000
Stockholders' (deficit) equity                                         (62,080)      (45,418)         47,903           42,805

(1) Includes operations of FLICA's parent, FHC, from June 1, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION GENERAL

Ascent Assurance, Inc. ("Ascent"), adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge") emerged from Chapter 11 reorganization proceedings. For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 1 and 2 to the Consolidated Financial Statements included at Item 8. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The following discussion provides management's assessment of financial results and material changes in financial position for the Company. For a better understanding of this analysis, reference should be made to Item 1 - Business and to Item 8 - Financial Statements and Supplementary Data. Certain reclassifications of prior years' amounts have been made to conform with the 1997 presentation.

Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements (see "Forward-Looking Statements").

BUSINESS OVERVIEW

The Company derives its revenue primarily from premiums and fees from its accident and health insurance products and, to a significantly lesser extent, from commission, service, and investment income. The product lines currently marketed and underwritten by the Company's insurance subsidiaries are Medical Expense products and Specified Disease products. Medical Expense products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Specified Disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Historically, the Company's insurance subsidiaries have also underwritten a significant amount of Medicare Supplement products. The underwriting of Medicare Supplement products was curtailed due to the relatively low margins for these products. Commission and service income is generated from
(i) telemarketing services, (ii) printing services, and (iii) renewal commissions received by the Company for sales of insurance products underwritten primarily by unaffiliated managed care organizations (such sales have been significantly curtailed).

OPERATING RESULTS

Results of operations for Ascent are reported on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the year ended December 31, 1999. The operating results for 1999 are compared to Westbridge's results of operations for the corresponding periods in 1998 and 1997. (In thousands except insurance operating ratios.)

                                                                Pro Forma
                                                                  Ascent                       Westbridge
                                                             -----------------     ----------------------------------
                                                                   1999                 1998                1997
                                                             -----------------     ---------------    ---------------
Premiums                                                        $    116,319         $   135,717        $    161,097
Other                                                                  1,789                 589                   0
                                                             -----------------     ---------------    ---------------
Total insurance operating revenue                                    118,108             136,306             161,097

Benefits and claims                                                   87,498              99,419             136,866
Commissions                                                           12,429              19,353               6,260
Amortization of deferred policy acquisition costs                      1,764               4,411              30,873
Recognition of premium deficiency                                          -               4,948              64,952
General and administrative expense                                    20,609              23,636              26,620
Taxes, licenses and fees                                               4,481               5,216               5,995
                                                             -----------------     ---------------    ----------------
Total insurance operating expenses                                   126,781             156,983             271,566
                                                             -----------------     ---------------    ----------------
         Insurance operating results                                  (8,673)            (20,677)           (110,469)
                                                             -----------------     ---------------    ----------------

Fee and service income                                                15,543              16,191              16,700
Fee and service expenses                                              12,824              15,728              15,217
                                                             -----------------     ---------------    ----------------

         Fee and service results                                       2,719                 463               1,483
                                                             -----------------     ---------------    ----------------

Net investment income                                                  9,302              12,011              11,023
Net realized gain (loss) on investments                                 (167)              2,142                  84
Interest expense on notes payable                                       (403)               (881)             (1,255)
Interest expense on retired/canceled debt                                  -              (5,933)             (5,847)
Resolution of preconfirmation contingencies                            1,235                   -                   -
Reorganization expenses                                                    -              (9,179)             (4,424)
                                                             -----------------     ---------------    ----------------
         Income (loss) before income taxes                             4,013             (22,054)           (109,405)

Income tax (expense) benefit                                          (1,364)               (231)             13,268
                                                             -----------------     ---------------    ----------------

         Net income (loss)                                      $      2,649         $   (22,285)       $    (96,137)
                                                             =================     ===============    ================


Insurance operating ratios*
     Benefits and claims                                                75.2%               73.3%              85.0%
     Commissions                                                        10.7%               14.3%               3.9%
     Amortization of deferred policy acquisition costs                   1.5%                3.3%              19.2%
     Recognition of premium deficiency                                      -                3.6%              40.3%
     General and administrative expense                                 17.4%               17.4%              16.5%
     Taxes, licenses and fees                                            3.9%                3.8%               3.7%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. Income before income taxes for the year ended December 31, 1999 was $4.0 million compared to losses before income taxes of $22.0 million and $109.4 million for the years ended December 31, 1998 and 1997, respectively. The favorable trend in pre-tax income was attributable to:

* The improvement in insurance operating results for 1999. Insurance operating results for 1998 and 1997 were adversely impacted by premium deficiency charges of $4.9 million and $65.0 million, respectively. In addition, 1997 insurance operating losses were increased by a high claims and benefit ratio attributable to unprofitable business issued in 1996 and 1997. The 1.9 percentage point increase in the benefit and claims ratio for 1999 over 1998 was offset by decreases in the aggregate of other insurance operating expenses.

*    Profitable   fee  and  service   results.   The   Company's   printing  and
     telemarketing operations generated profits during 1999 compared to losses realized in 1998 and 1997.

* Non-recurring items expensed during 1998 and 1997 that were eliminated with the Company's reorganization in 1999. Non-recurring items include interest expense on retired/canceled debt and reorganization expenses.

* The recognition of income relative to the resolution of preconfirmation contingencies. (See Note 2 of the Notes to the Consolidated Financial Statements.)

The following narratives discuss the principal components of insurance operating results and net investment income.

Premiums. Premiums, in thousands, for each major product line are set below for the year ended December 31:

                                  Pro Forma
                                    Ascent                Westbridge
                               ==============    =============================
                                    1999             1998             1997
                               ==============    =============    ============
Medical Expense:
First-year                       $  15,863        $  15,821         $  26,972
Renewal                             39,891           48,888            48,792
                                ------------     ------------      ------------
                                    55,754           64,709            75,764
                                ------------     ------------      ------------
Specified Disease:
First-year                           1,352            1,818             1,959
Renewal                             27,917           30,546            31,128
                                ------------     ------------      ------------
                                    29,269           32,364            33,087
                                ------------     ------------      ------------
Medicare Supplement:
First-year                              34            1,477             8,763
Renewal                             30,526           36,554            42,652
                                ------------     ------------      ------------
                                    30,560           38,031            51,415
                                ------------     ------------      ------------

Other                                  736              613               831
                                ------------     ------------      ------------

Consolidated Premium Revenue     $ 116,319        $ 135,717         $ 161,097
                                ============     ============      ============

Total premium revenue decreased $19.4 million (or 14.3%) for 1999 as compared to 1998 due to decreases in first year and renewal premiums of $1.7 million (or 8.8%) and $17.7 million (or 15.2%), respectively. The decrease in first year premiums was primarily attributable to the Company discontinuing sales of the Medicare Supplement product line. The cancellation of unprofitable blocks of business and decreased persistency resulting from the implementation of rate increases on less profitable blocks of business resulted in the decline in renewal premiums.

For 1998, total premium revenue decreased $25.4 million (or 15.8%) from 1997. The decrease was principally due to a decrease of $18.8 million (or 48.8%) in first year premiums as new business premium writings were curtailed by the Company as a result of the initiation of the Company's reorganization. Renewal premiums decreased $6.6 million (or 5.4%). Benefits and Claims. Benefits and claims are comprised of claims paid, changes in claim reserves for claims incurred (whether or not reported) and changes in future policy benefit reserves. For 1999, the 1.9 percentage point increase in the ratio of benefits and claims to premium in comparison to 1998 was principally due to unfavorable experience in the Major Medical line of business partially offset by favorable trends in the Medicare Supplement line of business. The Company continues to pursue initiatives to reduce its benefits and claims to premium ratio including the redesign of products, increased production of profitable products, premium rate increases and elimination of unprofitable business.

For 1998, benefits and claims as a percent of premium decreased 11.7 percentage points from 1997. The decrease was attributable to the significant claim reserve additions during 1997 resulting from substantial increases in paid claims experience on certain Medical Expense and Medicare Supplement products.

Commissions. The 3.6 percentage point decrease in the ratio of commissions to premium improved insurance operating results by approximately $4.2 million for 1999 as compared to 1998. The improvement in the ratio of commissions to premium is principally attributable to declining ultimate commission rates on closed blocks of business and the lower commission rate structure implemented in the conversion from a fragmented general agency marketing operation to a single career agency force in mid-1998.

Commissions as a percent of premium increased 1998 over 1997 due to a decrease in the amounts of commissions deferred and therefore, an increase in the amounts expensed on a current basis.

Net Investment Income. Net investment income decreased $2.7 million (or 22.6%) for 1999 as compared to 1998 due to a 16.2% decrease in invested assets and decreased interest income from agent receivables. Invested assets decreased as a result of payments of reorganization costs and the reduction of premiums received as a result of the elimination of unprofitable blocks of business.

For 1998, investment income increased $1.0 million (or 9.0%) from 1997 due to increases in interest income from agent receivables.

FINANCIAL CONDITION

Investments. Investment income is an important source of revenue, and the Company's return on invested assets has a material effect on net income. The
Company's investment policy is subject to the requirements of regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company's investment portfolio is managed by Conseco Capital Management, Inc., a registered investment advisor.

Investment policy is determined by the Board of Directors of the Company and each of the Insurance Subsidiaries. The Company's current investment policy is to balance its portfolio between long-term and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims. The current schedule of the Company's invested asset maturities corresponds with the Company's expectations regarding anticipated cash flow payments based on the Company's policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 7% of the Company's fixed maturity securities may be invested in higher yielding, non-investment grade securities.

The following table provides information on the Company's cash and invested assets, in thousands, as of December 31:

                                                                 Ascent            Westbridge
                                                             ---------------     --------------
                                                                   1999               1998
                                                               ------------        -----------

    Cash and cash equivalents                                   $   5,110           $     278
                                                               ------------        ------------
    Fixed Maturities (at market value):
       U.S. Government and related agencies                        10,688              11,776
       State, county and municipal                                  1,867               1,586
       Finance                                                     23,950              31,919
       Public utilities                                             9,128              13,421
       Mortgage-backed                                              7,725               8,110
       All other corporate bonds                                   44,205              56,052
                                                               ------------        ------------
         Total Fixed Maturities                                    97,563             122,864
                                                               ------------        ------------
    Preferred stock                                                 1,313               2,575
    Other Invested Assets:
       Mortgage loans on real estate                                  124                 318
       Policy loans                                                   289                 280
       Short-term investments and certificates of deposit          10,904               5,393
                                                               ------------        ------------
         Total Other Invested Assets                               11,317               5,991
                                                               ------------        ------------

           Total Cash and Invested Assets                       $ 115,303           $ 131,708
                                                               ============        ============

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year:

                                                     Pro Forma
                                                      Ascent                 Westbridge
                                                  --------------    ---------------------------
                                                       1999             1998           1997
                                                  --------------    ------------    -----------
                                                          (in thousands, except percentages)
Net investment income (1)                           $  8,016          $ 9,500         $ 9,390
Net realized (loss) gain on investments                 (167)           2,142              84
Average gross annual yield on fixed maturities           7.2%             7.0%            7.7%


(1) Excludes interest on receivables from agents of $1.3 million, $2.5 million, and $1.6 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit, at December 31, 1999:

                                          Market
                                          Value              %
                                       ------------      ---------
                                       (in thousands)
Ratings (1)

Investment grade:
  U.S. Government and agencies          $ 18,414            18.9
  AAA                                      1,865             1.9
  AA                                      10,277            10.5
  A                                       35,823            36.7
  BBB                                     29,732            30.5
Non-Investment grade:
  BB                                       1,133             1.2
  B and below                                319              .3
                                       -----------       ----------
    Total fixed maturity securities     $ 97,563           100.0
                                       ===========       ==========


(1) Ratings are the lower of those assigned primarily by Standard & Poor's and Moody's, when available, and are shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable NAIC designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" and NAIC 2 fixed maturity securities have been classified as "BBB".

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 1999, 66.1%, 32.0% and 1.9% of the market value of the Company's fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                 Ascent                   Westbridge
                                                                  1999                       1998
                                                      -----------------------       ------------------------
                                                         Market                        Market
                                                         Value           %             Value           %
                                                      ------------   ---------      ------------    --------
Scheduled Maturity                                                              (in thousands)

Due in one year or less                               $  4,012           4.1         $   1,889         1.5
Due after one year through five years                   33,311          34.2            32,254        26.2
Due after five years through ten years                  26,367          27.0            41,959        34.2
Due after ten years                                     26,148          26.8            38,652        31.5
Mortgage-backed securities                               7,725           7.9             8,110         6.6
                                                      ----------     ---------       ----------     ---------
     Total fixed maturity securities                  $ 97,563         100.0         $ 122,864       100.0
                                                      ==========     =========       ===========    =========


Reserve Policy. The Company's reserves consist of two separate components: claim reserves and policy benefit reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. The Company's consulting actuary estimates these reserves based upon an analysis of claim inventories, loss ratios and historical claim payment studies. These estimates are developed in the aggregate for claims incurred (whether or not reported).

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

The Company's reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claim loss ratios experienced by the Company during the second and third quarters of 1997 were indicative of inadequate pricing in the Company's old Medical Expense and Medicare Supplement products. See ITEM 7 - "Operating Results."

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

The Company's Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment result assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The effect of this requirement is moderated by the allowance under SAP of an accounting treatment known as the "two year preliminary term" reserve valuation method. This reserve method allows the Company to defer any accumulation of policy benefit reserves until after the second policy year. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries. See
ITEM 7 "Liquidity, Capital Resources and Statutory Capital and Surplus - The Company."

Reinsurance. As is customary in the insurance industry, the Company's Insurance Subsidiaries reinsure portions of the coverage provided to policyholders to other insurance companies on both an excess of loss and coinsurance basis. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance, but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Coinsurance Agreement") with a reinsurer effective July 1, 1996 on the in force Cancer, Heart and Intensive Care business. The Coinsurance Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. On May 1, 1997, the Coinsurance Agreement was terminated and recaptured. Consistent with the terms of the agreement, the unpaid portion of the initial ceding commission allowance was repaid inclusive of interest at 15.0%. For the year ended December 31, 1997, the amount repaid was approximately $8.6 million. See NOTE 12 - "Reinsurance" and NOTE 14 - "Extraordinary Item" to the Company's Consolidated Financial Statements.

The Company generally does not cede risks associated with its Medicare Supplement products. However, 100% of the Company's risks under its Accidental Death policies currently in force are reinsured. The Company also reinsures its risks under the Medical Expense products on an excess of loss basis so that its maximum payment to any one beneficiary during any one-year period is limited ($100,000 in 1999 and 1998) for any accident or illness. In 1998, NFL entered into an excess of loss reinsurance agreement on a closed block of annually renewable term life insurance. NFL's retention limit is $25,000 per year. No other life insurance products were reinsured during 1999, 1998 or 1997. In accordance with industry practice, the reinsurance agreements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 1999, $0.5 million of the $2.3 million recoverable from reinsurers related to paid losses. Of this balance, all was recoverable from reinsurers rated "A" or higher by A.M. Best Company.

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

The Company. The Company's principal assets consist of the capital stock of its subsidiaries and invested assets. Accordingly, the Company's principal sources of funds are comprised of dividends, advances and management fees from non-insurance company subsidiaries, and tax payments under a tax sharing agreement among the Company and its subsidiaries. The Company's principal uses of cash are for capital contributions to its insurance subsidiaries and general and administrative expenses. The Company made capital contributions totaling approximately $5.9 million, $5.7 million and $45.5 million to its Insurance Subsidiaries in 1999, 1998 and 1997, respectively. The Company expects to make additional contributions to the Insurance Subsidiaries in 2000 to support planned growth in new business. Dividends on Ascent's redeemable convertible preferred stock may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. Preferred stock dividends accrued at December 31, 1999 were paid in January 2000 through issuance of 1,873 additional shares of preferred stock. As of December 31, 1999, Ascent had approximately $8.7 million in unrestricted cash and invested assets.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile, see Item 1 - Business - Regulations. NFL, a Delaware domestic company, is precluded from paying dividends in 2000 without the prior approval of the Delaware Insurance Commissioner, as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends. NFIC and AICT, Texas domestic companies, are also precluded from paying dividends during 2000 without the prior approval of the Texas Insurance Commissioner as both companies earned surplus is negative. FLICA, a Mississippi domestic company, is precluded from paying dividends during 2000 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1999.

Insurance   Subsidiaries.   The  primary  sources  of  cash  for  the  Insurance
Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by capital contributions from the Company (see "The Company" discussion above) and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

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

Consolidated. The Company's consolidated net cash used for operations totaled $2.6 million, $8.0 million and $20.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The decrease in cash used for operations in 1999 from 1998 was primarily due to a decrease in the cash basis ratio of benefits and claims and expenses to premiums, and a reduction in reorganization costs paid. The decrease in cash used for operations between 1998 and 1997 was primarily the result of (a) amounts remitted to reinsurers during 1997 terminating certain reinsurance arrangements, and (b) high paid claim levels in 1997 attributable to unprofitable blocks of business issued in 1996 and 1997.

Net cash provided by (used for) investing activities for the years ended December 31, 1999, 1998 and 1997 totaled $6.4 million, $13.3 million and $(40.4) million, respectively. Net cash provided by investing activities in 1999 and 1998 was primarily used to fund the Company's operating and financing activities. Further, the significant cash outflow to acquire investments in 1997 was related to the investment of the net proceeds from the issuance of Westbridge's Convertible Notes.

Net cash provided by (used for) financing activities totaled $1.0 million, $(6.0) million and $60.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. Cash flows for financing activities for the years ended December 31, 1999 and 1998 were related to the net borrowings and repayments associated with the Company's Receivables Financing program (defined below). The Company's net financing cash flow increased in 1999 as a result of increasing new business production and related agent's balances. Cash flows provided by financing activities for the year ended December 31, 1997, included approximately $70.0 million in cash inflows resulting from the issuance of Westbridge's Convertible Notes that was offset, in part, by cash payments of $7.0 million to retire a note payable associated with a recaptured reinsurance agreement and $1.0 million to retire a note with a related party.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. For the years ended December 31, 1999, 1998 and 1997, the Company has recorded a net provision for uncollectible commission advances totaling $0.9 million, $0.6 million and $2.8 million, respectively.

The Company finances the majority of its obligations to make commission advances through Ascent Funding Corporation ("AFI"), an indirect wholly owned subsidiary of Ascent. On June 6, 1997, AFI entered into a Credit Agreement (the "Credit Agreement") with LaSalle National Bank ("LaSalle"). This Credit Agreement provided AFI with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. In August 1999, the Company amended the Credit Agreement which reduced the revolving loan facility to a $7.5 million facility. In connection with this commission advancing program, at December 31, 1999, the Company's net receivables from subagents totaled approximately $7.1 million and approximately $3.9 million was outstanding under the Credit Agreement. The Credit Agreement terminates on June 5, 2001, at which time the outstanding principal and interest thereunder will be due and payable.

The Company has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). The Company's obligations under the Guaranty Agreement continue following confirmation of the Plan. As of the Effective Date, there were no events of default under the Credit or Guaranty Agreements. See NOTE 5 to the Company's Consolidated Financial Statements.

In July 1999, Ascent Management, Inc. ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000.
At December 31, 1999, approximately $3.3 million was outstanding under the term loan facility.

YEAR 2000 ISSUES

With the change to the year 2000, the Company experienced no significant interruptions in its normal business processes and no disruptions to services provided to its customers and agents. For the twelve months ended December 31, 1999, the Company incurred approximately $.5 million in incremental costs related to remediation of the Company's existing systems for the Year 2000.

The Company's conversion effort to replace its existing policyholder and claim administration system with a new, more modern system continues. At December 31, 1999, this replacement effort was well under way. The Company expects total charges related to the system replacement to approximate $5.4 million of which the majority will be capitalized. For the twelve months ended December 31, 1999, the Company incurred approximately $4.8 million of the projected total of $5.4 million in costs related to the system replacement. FORWARD-LOOKING STATEMENTS:

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. The preceding statements and certain other statements contained in Item 1 - "Business" and Item 7 - "Management's
Discussion and Analysis of Results of Operation and Financial Condition", are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company's investment portfolio that consists largely (84.6%) of fixed income securities. The Company's investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

Interest Rate Risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company evaluates the potential changes in interest rates and market prices within the context of asset and liability management. Asset and liability management involves forecasting the payout pattern of the Company's liabilities, consisting primarily of accident and health claim reserves, to determine duration and then matching the duration of the liabilities to fixed income investments with a similar duration. Through active portfolio asset and liability management, the Company believes that interest rate risk is mitigated.

Credit Risk. The company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 - Management's Discussion and Analysis of Results of Operations and Financial Conditions and
Note 3 - "Investments" to the Company's Consolidated Financial Statements.) Approximately 1.5% of the Company's fixed-income portfolio is comprised of less than investment grade securities. The Company's investment policy allows up to 7% of the Company's fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company's investment portfolio ("A" as rated by Standard & Poor's), management believes the Company has marginal risk with regard to credit quality.

PrePayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may repay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. To manage prepayment risk, the Company limits the type of mortgage-backed structures invested in and restricts the portfolio's total exposure in mortgage-backed securities. If the repayment occurs later than expected during periods of increasing interest rates, the cost of funds to pay liabilities may increase due to the mismatching of assets and liabilities.

Sensitivity Analysis. The Company regularly conducts various analyses to gauge the financial impact of changes in interest rate on its financial condition. The ranges selected in these analyses reflect management's assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company's financial results.

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 1999, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $4.7 million and $9.1 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $5.1 million and $10.5 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.

                                                                                                               Page
                                                                                                          Number(s)

Reports of Independent Accountants............................................................................28-29

Financial Statements:

     Ascent Assurance, Inc. Consolidated Balance Sheets
         at December 31, 1999 and March 31, 1999.................................................................30

     Westbridge Capital Corp. Consolidated Balance Sheet
         at December 31, 1998....................................................................................31

     Ascent Assurance, Inc. Consolidated Statement of Income for the Nine Months
         Ended December 31, 1999.................................................................................32

     Westbridge Capital Corp. Consolidated Statements of Income for the Three Months
         Ended March 31, 1999 and Years Ended December 31, 1998 and 1997.........................................33

     Ascent Assurance, Inc. Consolidated Statement of Comprehensive
         Income for the Nine Months Ended December 31, 1999......................................................34

     Westbridge Capital Corp. Consolidated Statement of Comprehensive Income for the
         Three Months Ended March 31, 1999 and Years Ended December 31, 1998 and 1997............................35

     Ascent Assurance, Inc. Consolidated Statements of Changes in Stockholders'
         Equity for the Nine Months Ended December 31, 1999......................................................36

     Westbridge Capital Corp. Consolidated Statements of Changes in Stockholders' Equity for the
         Three Months Ended March 31, 1999 and Years Ended December 31, 1998 and 1997............................37

     Ascent Assurance, Inc. Consolidated Statement of Cash Flows for the
         Nine Months ended December 31, 1999.....................................................................38

     Westbridge Capital Corp. Consolidated Statement of Cash Flows for the
         Three Months Ended March 31, 1999 and Years Ended December 31, 1998 and 1997............................39

     Notes to The Consolidated Financial Statements...........................................................40-63

Financial Statement Schedules:

II.  Condensed Financial Information of Registrant............................................................64-73

III. Supplementary Insurance Information.........................................................................74

IV.  Reinsurance.................................................................................................75

V.   Valuation and Qualifying Accounts and Reserves..............................................................76

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Ascent Assurance, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ascent Assurance, Inc. and its subsidiaries at December 31, 1999 and March 31, 1999 and the results of their operations and their cash flows for the nine months ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, the Company's predecessor, Westbridge Capital Corp., filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware on September 16, 1998. The Bankruptcy Court confirmed the Plan of Reorganization on December 17, 1998, and, after the satisfaction of a number of conditions, the Plan of Reorganization became effective on March 24, 1999 and the company emerged from bankruptcy. In connection with its emergence from Chapter 11, Westbridge Capital Corp. changed its corporate name to Ascent Assurance, Inc. and adopted fresh start accounting.


 /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2000

                        Report of Independent Accountants



To the Board of Directors
and Stockholders of
Westbridge Capital Corp. (now, Ascent Assurance, Inc.)


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Westbridge Capital Corp. and its subsidiaries at December 31, 1998 and the results of their operations and their cash flows for the three months ended March 31, 1999 and for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1 to the consolidated financial statements, Westbridge Capital Corp. filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code with the United States Bankruptcy Court for the District of
Delaware on September 16, 1998. The Bankruptcy Court confirmed the Plan of Reorganization on December 17, 1998, and, after the satisfaction of a number of conditions, the Plan of Reorganization became effective on March 24, 1999 and the Company emerged from bankruptcy. In connection with its emergence from Chapter 11, Westbridge Capital Corp. changed its corporate name to Ascent Assurance, Inc. and adopted fresh start accounting.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2000


                                                        Ascent Assurance, Inc.
                                                      CONSOLIDATED BALANCE SHEETS

                                                 (in thousands, except per share data)

                                                                           December 31, 1999       March 31, 1999
                                                                          -------------------    -------------------
  Assets
  Investments:
       Fixed Maturities:
           Available-for-sale, at market value (amortized cost
           $103,436 and $116,352)                                         $        97,563        $       116,352
       Equity securities, at market (cost $1,365 and $2,275)                        1,313                  2,275
       Other investments                                                              413                    516
       Short-term investments                                                      10,904                  7,789
                                                                          -------------------    -------------------
                Total Investments                                                 110,193                126,932

  Cash                                                                              5,110                  2,210
  Accrued investment income                                                         2,030                  2,169
  Receivables from agents, net of allowance for doubtful
  accounts of $6,060 and $5,125                                                     7,062                  8,182
  Deferred policy acquisition costs                                                19,393                 15,039
  Deferred tax asset, net                                                           7,086                  7,347
  Property and equipment, net of accumulated depreciation of
  $1,546 and $3,556                                                                 6,272                  2,572
  Other assets                                                                      6,544                  5,344
                                                                          -------------------    -------------------
                Total Assets                                              $       163,690        $       169,795
                                                                          ===================    ===================

  Liabilities, Redeemable Convertible Preferred Stock and
      Stockholders' Equity
  Liabilities:
      Policy liabilities and accruals:
          Future policy benefits                                          $        57,119        $        54,738
          Claim reserves                                                           38,776                 41,068
                                                                          -------------------    -------------------
               Total Policy Liabilities and Accruals                               95,895                 95,806

  Accounts payable and other liabilities                                           13,592                 18,541
  Notes payable                                                                     7,162                  5,088
                                                                          -------------------    -------------------
               Total Liabilities                                                  116,649                119,435
                                                                          -------------------    -------------------

  Redeemable convertible preferred stock                                           23,257                 23,257
                                                                          -------------------    -------------------
  Stockholders' Equity:
      Common stock ($.01 par value, 30,000,000 shares  authorized;
      6,500,000 shares issued)                                                         65                     65
      Capital in excess of par value                                               27,338                 27,038
      Accumulated other comprehensive loss, net of tax                             (3,851)                     -
      Retained Earnings                                                               232                      -
                                                                          -------------------    -------------------
               Total Stockholders' Equity                                          23,784                 27,103
                                                                          -------------------    -------------------

               Total Liabilities, Redeemable Convertible
               Preferred Stock and Stockholders' Equity                   $       163,690        $       169,795
                                                                          ===================    ===================


See Notes to Consolidated Financial Statements.



                                                       WESTBRIDGE CAPITAL CORP.
                                                     (now ASCENT ASSURANCE, INC.)
                                                      CONSOLIDATED BALANCE SHEET

                                                 (in thousands, except per share data)

                                                                                     December 31, 1998
                                                                                   --------------------
    Assets
    Investments:
      Fixed Maturities:
        Available-for-sale, at market value (amortized cost
        $116,871)                                                                      $   122,864
      Equity securities, at market (cost $2,551)                                             2,575
      Other investments                                                                        598
      Short-term investments                                                                 5,393
                                                                                       ------------
            Total Investments                                                              131,430

    Cash                                                                                       278
    Accrued investment income                                                                2,372
    Receivables from agents, net of allowance for doubtful
    accounts of $5,176                                                                       9,860
    Deferred policy acquisition costs                                                       14,177
    Other assets                                                                            11,624
                                                                                       =============
            Total Assets                                                               $   169,741
                                                                                       =============

    Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Deficit
    Liabilities:
       Policy liabilities and accruals:
          Future policy benefits                                                       $    53,871
          Claim reserves                                                                    44,116
                                                                                       -------------
             Total Policy Liabilities and Accruals                                          97,987

    Accounts payable and other liabilities                                                  14,807
    Accrued interest and dividends payable                                                  11,377
    Notes payable                                                                            6,192
    Senior subordinated notes, net of unamortized discount, due 2002                        19,523
    Convertible subordinated notes, due 2004                                                70,000
                                                                                       -------------
             Total Liabilities                                                             219,886
                                                                                       -------------

    Redeemable convertible preferred stock                                                  11,935
                                                                                       -------------

    Stockholders' Deficit:
        Common stock ($.10 par value, 30,000,000 shares authorized;
        7,035,809 shares issued)                                                               703
        Capital in excess of par value                                                      37,641
        Accumulated other comprehensive income, net of tax                                   3,911
        Deficit                                                                           (104,335)
                                                                                       -------------
             Total Stockholders' Deficit                                                   (62,080)
                                                                                       -------------
             Total Liabilities, Redeemable Convertible Preferred
             Stock and Stockholders' Deficit                                           $   169,741
                                                                                       =============


             See the Notes to the Consolidated Financial Statements.


                                                        Ascent Assurance, Inc.
                                                   CONSOLIDATED STATEMENT OF INCOME

                                                 (in thousands, except per share data)

                                                                                          Nine Months
                                                                                             Ended
                                                                                       December 31, 1999
                                                                                     ---------------------
       Revenues:
          Premiums:
            First-year                                                                   $        14,350
            Renewal                                                                               72,021
                                                                                         -----------------
                Total Premiums                                                                    86,371

          Net investment income                                                                    6,740
          Fee and service income                                                                  13,069
          Net realized loss on investments                                                          (208)
                                                                                         -----------------
                                                                                                 105,972
                                                                                         -----------------

       Benefits, claims and expenses:
          Benefits and claims                                                                     65,699
          Amortization of deferred policy acquisition costs                                        1,478
          Commissions                                                                             14,610
          General and administrative expenses                                                     18,483
          Taxes, licenses and fees                                                                 3,422
          Interest expense on notes payable                                                          284
          Resolution of preconfirmation contingencies                                             (1,235)
                                                                                         -----------------
                Total expenses                                                                   102,741
                                                                                         -----------------

       Income before income taxes                                                                  3,231
       Federal income tax expense                                                                 (1,125)
                                                                                         -----------------
                Net income                                                                         2,106

       Preferred stock dividends                                                                   1,874
                                                                                         -----------------
       Income applicable to common stockholders                                          $           232
                                                                                         =================

       Basic and diluted net income per common share                                     $           .04
                                                                                         =================

       Weighted average shares outstanding:
          Basic                                                                                    6,500
          Diluted                                                                                  6,510



             See the Notes to the Consolidated Financial Statements.



                                                       WESTBRIDGE CAPITAL CORP.
                                                     (now Ascent Assurance, Inc.)
                                                   CONSOLIDATED STATEMENTS OF INCOME

                                                 (in thousands, except per share data)

                                                               Three Months
                                                                  Ended                      Year Ended
                                                                 March 31,                   December 31,
                                                              ---------------     ---------------------------------
                                                                   1999               1998               1997
                                                              ---------------     --------------    ---------------
Revenues:
   Premiums:
     First-year                                                   $   3,121        $    19,161       $    37,890
     Renewal                                                         26,827            116,556           123,207
                                                                  -----------      -------------     -------------
         Total Premiums                                              29,948            135,717           161,097

   Net investment income                                              2,562             12,011            11,023
   Fee and service income                                             4,263             16,780            16,700
   Net realized gain on investments                                      41              2,142                84
                                                                  -----------      -------------     -------------
                                                                     36,814            166,650           188,904
                                                                  -----------      -------------     -------------
Benefits, claims and expenses:
   Benefits and claims                                               21,799             99,419           136,866
   Amortization of deferred policy acquisition costs                    286              4,411            30,873
   Commissions                                                        6,134             30,568            16,690
   General and administrative expenses                                6,635             28,149            31,407
   Reorganization expense                                                 -              9,179             4,424
   Recognition of premium deficiency                                      -              4,948            64,952
   Taxes, licenses and fees                                           1,059              5,216             5,995
   Interest expense on notes payable                                    119                881             1,255
   Interest expense on retired/cancelled debt                           507              5,933             5,847
                                                                  -----------      -------------     -------------
                                                                     36,539            188,704           298,309
                                                                  -----------      -------------     -------------

Income (loss) before income taxes and extraordinary item                275            (22,054)         (109,405)
Federal income tax (expense) benefit                                    (67)              (231)           13,268
                                                                  -----------      -------------     -------------
Income (loss) before extraordinary item                                 208            (22,285)          (96,137)
Extraordinary loss, net of tax                                            -                  -             1,007
                                                                  ===========      =============     ==============
   Net income (loss)                                              $     208        $   (22,285)      $   (97,144)
                                                                  ===========      =============     ==============

Preferred stock dividends                                                 -                520             1,572
                                                                  ===========      =============     ==============
Income (loss) applicable to common stockholders                   $     208        $   (22,805)      $   (98,716)
                                                                  ===========      =============     ==============

Basic and diluted net income per common share:
     Income (loss) before extraordinary item                      $     .03        $     (3.43)      $    (15.91)
     Extraordinary loss                                                   -                  -              (.16)
                                                                  ===========      =============     ==============
       Net income (loss)                                          $     .03        $     (3.43)      $    (16.07)
                                                                  ===========      =============     ==============

Weighted average shares outstanding:
   Basic                                                              7,032              6,640             6,143
   Diluted                                                            7,032              6,640             6,143


             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                               Nine Months
                                                                  Ended
                                                             December 31, 1999
                                                             -----------------

 Net income                                                       $   2,106
 Other comprehensive income (loss):
   Unrealized holding loss arising during period, net of tax         (3,956)
   Reclassification adjustment of gain on sales of investments
   included in net income, net of tax                                   105

                                                                  ===========
 Comprehensive loss                                               $  (1,745)
                                                                  ===========


             See the Notes to the Consolidated Financial Statements.

                                                       WESTBRIDGE CAPITAL CORP.
                                                     (now ASCENT ASSURANCE, INC.)
                                            CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                            (in thousands)


                                                             Three Months
                                                                 Ended                        Year Ended
                                                               March 31,                     December 31,
                                                          ------------------    -------------------------------------
                                                                 1999                  1998                1997
                                                          ------------------    -----------------    ----------------
  Net income (loss)                                       $       208           $    (22,285)        $    (97,144)
  Other comprehensive income (loss):
    Unrealized holding gain (loss) arising
    during period, net of tax                                  (1,959)                   534                3,690
    Reclassification adjustment of loss on sales
    of investments included in net income, net of tax             (27)                (1,272)                 (98)

                                                          ==================    =================    ================
  Comprehensive loss                                      $    (1,778)          $    (23,023)        $    (93,552)
                                                          ==================    =================    ================


             See the Notes to the Consolidated Financial Statements.



                                                        ASCENT ASSURANCE, INC.
                                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 (in thousands, except per share data)



                                                                           Accumulated                  Total
                                                              Capital         Other                     Stock
                                            Common Stock     in Excess    Comprehensive  Retained      holders'
                                          Shares    Amount  of Par Value       Loss      Earnings       Equity

Balance at March 31, 1999                6,500,000  $  65    $   27,038   $       -      $     -      $  27,103

  Net income                                                                                2,106         2,106
  Preferred stock dividend                                                                 (1,874)       (1,874)
  Other comprehensive loss, net of tax                                       (3,851)                     (3,851)
  Amortization of unearned compensation                                         300                         300
                                        ----------- -------  -----------  -----------    ---------    ----------
Balance at December 31, 1999             6,500,000  $  65    $   27,338   $  (3,851)     $    232     $  23,784
                                        =========== =======  ===========  ===========    =========    ==========



             See the Notes to the Consolidated Financial Statements.



                                                       WESTBRIDGE CAPITAL CORP.
                                                     (now ASCENT ASSURANCE, INC.)
                                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                 (in thousands, except per share data)

                                                                                                                           Total
                                                                            Accumulated                                    Stock-
                                                                Capital        Other      Retained                        holders'
                                             Common Stock      in Excess   Comprehensive  Earnings     Treasury Stock     Equity
                                          Shares      Amount  of Par Value    Income      (Deficit)   Shares    Amount   (Deficit)
                                          ------      ------  ------------ -------------  ---------  --------  --------  ---------

Balance at December 31, 1996             6,039,994   $  604   $  29,226      $  1,057     $  17,186    28,600   $ (170)  $  47,903

Net loss                                                                                    (97,144)                       (97,144)
Preferred stock dividend                                                                     (1,572)                        (1,572)
Other comprehensive income, net of tax                                          3,592                                        3,592
Preferred stock converted to common        118,905       12         937                                                        949
Issuance of shares under stock
  option plans                              42,500        4         115                                                        119
Award and issuance of restricted shares     67,000        7       1,179                                                      1,186
Cancellation of treasury stock             (28,600)      (3)       (167)                              (28,600)     170           0
Shares purchased and canceled
  under stock option plans                 (44,360)      (4)       (447)                                                      (451)
                                        -----------  -------  ----------     ---------     ---------  --------  -------  ----------
Balance at December 31, 1997             6,195,439      620      30,843         4,649       (81,530)        -        -     (45,418)

Net loss                                                                                    (22,285)                       (22,285)
Preferred stock dividend                                                                       (520)                          (520)
Other comprehensive loss, net of tax                                             (738)                                        (738)
Preferred stock converted to common        840,071       83       6,982                                                      7,065
Other, net                                     299        -        (184)                                                      (184)
                                        -----------  -------  ----------     ---------     ---------  --------  -------  ----------
Balance at December 31, 1998             7,035,809      703      37,641         3,911      (104,335)        -        -     (62,080)

Net income                                                                                      208                            208
Other comprehensive loss, net of tax                                           (1,986)                                      (1,986)
Cancellation of old preferred stock                              11,935                      (3,088)                         8,847
Issuance of new preferred stock                                                                (477)                          (477)
Cancellation of old common stock        (7,035,809)    (703)                                                                  (703)
Issuance of new common stock             6,500,000       65      79,203                                                     79,268
Fresh start adjustments                                        (101,741)       (1,925)      107,692                          4,026
                                        ===========  =======  ==========     =========     =========  ========  =======  ==========
Balance at March 31, 1999                6,500,000   $   65   $  27,038      $      -      $      -         -   $    -   $  27,103
                                        ===========  =======  ==========     =========     =========  ========  =======  ==========


             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                              Nine Months
                                                                 Ended
                                                           December 31, 1999
                                                         --------------------
Cash Flows From Operating Activities:
  Net income                                               $          2,106
  Adjustments to reconcile net income to cash used for operating activities:

    Amortization of deferred policy acquisition costs                 1,478
    Additions to deferred policy acquisition costs                   (5,832)
    Decrease in receivables from agents                               1,120
    Increase in other assets                                         (1,061)
    Increase in policy liabilities and accruals                          89
    Decrease in accounts payable and accruals                        (4,949)
    Decrease in deferred income taxes, net                              261
    Other, net                                                        1,707
                                                          -------------------
Net Cash Used For Operating Activities                               (5,081)
                                                          -------------------

Cash Flows From Investing Activities:
  Proceeds from investments sold:
   Fixed maturities, called or matured                                1,132
   Fixed maturities, sold                                            17,096
   Other investments, sold or matured                                   873
   Cost of investments acquired                                      (9,001)
   Property and equipment purchased                                  (4,193)
                                                          -------------------
Net Cash Provided By Investing Activities                             5,907
                                                          -------------------

Cash Flows From Financing Activities:
  Issuance of notes payable                                           4,129
  Repayment of notes payable                                         (2,055)
                                                          -------------------
Net Cash Provided by Financing Activities                             2,074
                                                          -------------------
Increase in Cash During Period                                        2,900
Cash at Beginning of Period                                           2,210
                                                          ===================
Cash at End of Period                                      $          5,110
                                                          ===================


             See the Notes to the Consolidated Financial Statements.


                                                       WESTBRIDGE CAPITAL CORP.
                                                     (now ASCENT ASSURANCE, INC.)
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (in thousands)


                                                                                   Three Months
                                                                                       Ended
                                                                                     March 31,          Year Ended December 31,
                                                                                  ----------------    --------------------------
                                                                                       1999                1998           1997
     Cash Flows From Operating Activities:
        Net income (loss)                                                            $       208      $  (22,285)     $  (97,144)
        Adjustments to reconcile net income (loss)
          to cash provided by (used for) operating activities:
            Recognition of premium deficiency                                                  -           4,948          64,952
            Amortization of deferred policy acquisition costs                                286           4,411          30,873
            Additions to deferred policy acquisition costs                                (1,148)         (4,371)        (31,119)
            Decrease (increase) in receivables from agents                                 1,678          10,643          (2,192)
            (Increase) decrease in other assets                                           (1,007)            513           2,194
            (Decrease) increase in policy liabilities and accruals                        (2,181)         (9,608)         14,205
            Increase  in accounts payable and accruals                                     4,428           6,532           8,996
            Decrease in deferred income taxes, net                                        (1,070)              -         (10,299)
            Other, net                                                                     1,308           1,211            (440)
                                                                                     -------------    ------------    ------------

     Net Cash Provided By (Used For) Operating Activities                                  2,502          (8,006)        (19,974)
                                                                                     -------------    ------------    ------------

     Cash Flows From Investing Activities:
        Proceeds from investments sold:
          Fixed maturities, called or matured                                              2,215           7,531           9,469
          Fixed maturities, sold                                                           4,904          13,810          25,345
          Other investments, sold or matured                                                 139           8,913             867
          Cost of investments acquired                                                    (5,851)        (15,772)        (75,745)
          Other                                                                             (873)         (1,184)           (300)
                                                                                     -------------    ------------    ------------

     Net Cash Provided By (Used For) Investing Activities                                    534          13,298         (40,364)
                                                                                     -------------    ------------    ------------

     Cash Flows From Financing Activities:
        Retirement of senior subordinated debentures                                     (15,167)              -               -
        Issuance of preferred stock                                                       15,167               -               -
        Decrease (increase) in deferred debt costs                                             -             864          (1,230)
        Issuance of convertible subordinated notes                                             -               -          70,000
        Issuance of notes payable                                                            911           5,461          21,044
        Repayment of notes payable                                                        (2,015)        (12,369)        (29,154)
        Issuance of common stock                                                               -               -             140
        Purchase and cancellation of common stock                                              -               -            (445)
                                                                                     -------------    ------------    ------------
     Net Cash (Used For) Provided By Financing Activities                                 (1,104)         (6,044)         60,355
                                                                                     -------------    ------------    ------------
     Increase (decrease) increase in Cash During Period                                    1,932            (752)             17
     Cash At Beginning Of Period                                                             278           1,030           1,013
                                                                                     -------------    ------------    ------------
     Cash At End Of Period                                                           $     2,210      $      278      $    1,030
                                                                                     =============    ============    ============



             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - REORGANIZATION EFFECTIVE MARCH 24, 1999

On September 16, 1998, Westbridge Capital Corp., ("Westbridge") commenced its reorganization by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the "Bankruptcy Court"), along with a disclosure statement (as amended, the "Disclosure Statement") and a proposed plan of reorganization (as amended, the "Plan"). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the "Creditors' Committee") of holders of its 11% Senior Subordinated Notes due 2002 (the "Senior Notes") and its 7-1/2% Convertible Subordinated Notes due 2004 (the "Convertible Notes"). The Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the "Effective Date").

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

Cancellation of Existing Securities Pursuant to the Plan, the following securities of Westbridge were canceled as of the Effective Date: (i) $23.3 million aggregate principal amount and all accrued and unpaid interest on, the Senior Notes, (ii) $77.3 million aggregate principal amount and all accrued and unpaid interest on, the Convertible Notes, (iii) $13.2 million aggregate liquidation preference of and all accrued and unpaid dividends on, Westbridge's Series A Convertible Redeemable Exchangeable Preferred Stock (the "Old Preferred Stock"), (iv) Westbridge's Common Stock, par value $.10 per share (the "Old Common Stock"), (v) all outstanding warrants to purchase Old Common Stock, (vi) all outstanding unexercised stock options to purchase Old Common Stock, and
(vii) all unvested grants of restricted Old Common Stock.

New Equity Capital Structure Pursuant to Ascent's Amended and Restated Certificate of Incorporation, the total number of shares of capital stock Ascent has the authority to issue is 30,040,000, consisting of 30,000,000 shares of common stock, par value $.01 per share (the "New Common Stock") and 40,000 shares of preferred stock, par value $.01 per share, all of which are designated Series A Convertible Preferred Stock (the "New Preferred Stock")

Distributions Under the Plan

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

Issuance of New Securities

Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

* To holders of general unsecured claims and Convertible Notes as of December 10, 1998 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of the allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock were distributed in November 1999.

* To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

* To holders of Old Common Stock as of December 10, 1998, 130,000 shares or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock were not issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

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

Reservation of Additional New Common Stock

In connection with the New Warrants described above, 971,266 shares of New Common Stock are reserved for issuance upon the exercise of New Warrants. The New Warrants are exercisable at an initial exercise price $9.04 per share of New Common Stock, subject to customary anti-dilution adjustments, and will expire on March 24, 2004.

Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date are reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued on the Effective Date are reserved for issuance to the Company's marketing agents under the Company's 1999 Stock Option Plan, which was approved by the Company's shareholders.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES INCLUDING FRESH START ACCOUNTING PRINCIPLES EFFECTIVE MARCH 31, 1999 FOR ASCENT

Basis of Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles ("GAAP") and include the accounts of Ascent Assurance, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior years' amounts have been made to conform with the 1999 financial statement presentation.

Fresh Start Adjustments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start reporting effective March 31, 1999. Fresh start reporting requires the new reporting entity created on the reorganization effective date to determine a reorganization book value. The reorganization book value is allocated to the fair value of assets and liabilities similar to the purchase method of accounting under Accounting Principles Board Opinion No. 16. As a result of the application of fresh start reporting, the financial statements of Ascent issued subsequent to the adoption of fresh start reporting will not be comparable with those of Westbridge prepared before adoption of fresh start accounting, including the historical financial statements of Westbridge in this annual report. With the adoption of fresh start accounting, the Company retained a fiscal accounting year ended on December 31 of each year.

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

The effects of the Plan and fresh start reporting on the Company's consolidated balance sheet as of March 31, 1999 are as follows
(in thousands):

                                        Westbridge      Issue New       Issue New        Fresh Start         Ascent
                                        03/31/1999    Preferred (a)     Common (b)     Adjustments(c)      03/31/1999
                                       -------------- -------------- ---------------- ------------------ ---------------
Assets
Total investments                      $   126,932    $              $                $                  $   126,932
Cash                                         2,210                                                             2,210
Accrued investment income                    2,169                                                             2,169
Agent receivables, net                       8,182                                                             8,182
Deferred policy acquisition costs           15,039                                                            15,039
Deferred tax asset, net                      1,070                                              6,277          7,347
Other assets                                13,504                         (3,088)             (2,500)         7,916
                                       -------------- -------------- ---------------- ------------------ ---------------

     Total assets                      $   169,106    $         -    $     (3,088)    $         3,777    $   169,795
                                       ============== ============== ================ ================== ===============

Liabilities, Preferred Stock & Equity
Policy liabilities and accruals        $    95,806    $              $                $                  $    95,806
Accounts payable and accruals               18,790                                               (249)        18,541
Notes payable                                5,088                                                             5,088
Accrued dividends                            1,304                         (1,304)                                 -
Accrued interest                            10,518         (3,257)         (7,261)                                 -
Senior subordinated notes, net              19,523        (19,523)                                                 -
Convertible subordinated notes              70,000                        (70,000)                                 -
                                       -------------- -------------- ---------------- ------------------ ---------------
     Total liabilities                     221,029        (22,780)        (78,565)               (249)       119,435

Old Series A preferred stock                11,935                        (11,935)                                 -
New Series A preferred stock                               23,257                                             23,257
                                       -------------- -------------- ---------------- ------------------ ---------------
     Total preferred stock                  11,935         23,257         (11,935)                  -         23,257

Old common stock                               703                           (703)                                 -
New common stock                                                                65                                65
Additional paid in capital                  37,641                          91,138           (101,741)        27,038
Accumulated other comprehensive
  income, net of tax                         1,925                                             (1,925)             -
Retained earnings                         (104,127)          (477)         (3,088)            107,692              -
                                       -------------- -------------- ---------------- ------------------ ---------------

     Total equity                          (63,858)          (477)          87,412              4,026         27,103
                                       -------------- -------------- ---------------- ------------------ ---------------
     Total liabilities, preferred
       stock and equity                $   169,106    $         -    $     (3,088)    $         3,777    $   169,795
                                       ============== ============== ================ ================== ===============


(a) Reflects issuance of 23,257 shares of New Preferred Stock to CSFB for $15.2 million in cash and exchange of Senior Notes held by CSFB, including accrued interest, for $8.1 million. Includes simultaneous retirement of Senior Notes held by holders other than CSFB, including accrued interest, for $15.2 million and write-off of unamortized debt discount of $0.5 million.

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

The following significant accounting policies are applicable to the financial statements of both Ascent and Westbridge, unless otherwise indicated.

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

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at December 31, 1999 is net of a valuation allowance of approximately $16.9 million related principally to net operating loss carryforwards ("NOLs") of Ascent's operating subsidiaries.

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

Resolution of Preconfirmation Contingencies. Preconfirmation contingencies are disputed, unliquidated or contingent claims that are unresolved at the date of the confirmation of the plan of reorganization. As part of fresh start accounting, the Company estimated and recorded values for preconfirmation contingencies relative to the payment of professional fees and the collection of receivables from third parties. During the third quarter of 1999, the Company favorably resolved such preconfirmation contingencies. In accordance with generally accepted accounting principles, the Company recognized $1.2 million of income relative to the favorable resolution of such preconfirmation contingencies.

Earnings  Per Share.  Under GAAP,  there are two measures of earnings per share:
"basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Diluted weighted average shares exclude all convertible securities for loss periods.

The following tables reflect the calculation of basic and diluted earnings per share:

                                                                Ascent
                                                          -----------------
                                                          Nine Months Ended
                                                          December 31, 1999
                                                         --------------------
                                                          (Amounts in 000's,
                                                           except per share
                                                                amounts)

  Basic:
    Income available to common shareholders               $           232
                                                          =================
    Weighted average shares outstanding                             6,500
                                                          =================
    Basic earnings per share                              $          0.04
                                                          =================

  Diluted:
    Income available to common shareholders               $           232
                                                          =================
    Weighted average shares outstanding                             6,510
                                                          =================
    Diluted earnings per share                            $          0.04
                                                          =================


                                                                                         Westbridge
                                                                ------------------------------------------------------
                                                                   Three Months
                                                                      Ended                      Year Ended
                                                                    March 31,                   December 31,
                                                                ----------------    ----------------------------------

                                                                      1999                1998               1997
                                                                ----------------     ---------------     -------------
                                                                       (Amounts in 000's, except per share amounts)
Basic:
     Income (loss) available to common shareholders             $         208        $    (22,805)       $   (98,716)
                                                                ==============       ===============     =============
     Weighted average shares outstanding                                7,032               6,640              6,143
                                                                ==============       ===============     =============
     Basic earnings (loss) per share                            $        0.03        $      (3.43)       $    (16.07)
                                                                ==============       ===============     =============

Diluted:
     Income (loss) available to common shareholders             $         208        $    (22,805)       $   (98,716)
                                                                ==============       ===============     =============
     Weighted average shares outstanding                                7,032               6,640              6,143
                                                                ==============       ===============     =============
     Diluted earnings (loss) per share                          $        0.03        $      (3.43)       $    (16.07)
                                                                ==============       ===============     =============

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

Recently Issued Accounting Pronouncements. In December 1997, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related
Assessments," which provides guidance on accounting for insurance-related assessments. The Company adopted SOP 97-3 on a prospective basis effective January 1, 1999. The adoption of SOP 97-3 did not have a material impact on the Company's results of operations, liquidity or financial position.

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

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The insurance departments of the states of domicile of the Company's insurance subsidiaries have adopted the Codification effective January 1, 2001. The Company does not expect the Codification to materially impact statutory surplus.

In June, 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not participated in derivative or hedging activities, the Company's financial statements are not effected by SFAS 133.

NOTE 3 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                      Ascent                               Westbridge
                                                 -----------------     ----------------------------------------------------
                                                     Nine Months        Three Months
                                                  Ended December 31,   Ended March 31,        Year Ended December 31,
                                                 -----------------     ----------------   --------------------------------
                                                       1999                 1999                1998              1997
                                                 -----------------     ----------------    ---------------    -------------
                                                                              (in thousands)

Fixed maturities                                 $         5,368       $        2,125      $      8,754       $      8,268
Short-term investments                                       291                   86               708                891
Interest on receivables from agents                          941                  345             2,511              1,633
Other                                                        201                   73               351                468
                                                 -----------------     ----------------    ---------------    -------------
                                                           6,801                2,629            12,324             11,260
   Less: Investment expenses                                  61                   67               313                237
                                                 =================     ================    ===============    =============
   Net investment income                         $         6,740       $        2,562      $     12,011       $     11,023
                                                 =================     ================    ===============    =============

Realized (loss) gain on investments are summarized as follows:

                                                      Ascent                               Westbridge
                                                 -----------------     ----------------------------------------------------
                                                   Nine Months           Three Months
                                                  Ended December 31,    Ended March 31,        Year Ended December 31,
                                                 -----------------     -----------------    -------------------------------
                                                       1999                  1999               1998              1997
                                                 -----------------     ----------------    ---------------    -------------
                                                                              (in thousands)

Fixed maturities                                 $       (162)         $            40      $        403      $       535
Equity securities                                         (37)                       1             1,555             (385)
Other                                                      (9)                       -               184              (66)
                                                 =================     ================    ===============    =============
Realized (loss) gain on investments              $       (208)         $            41      $      2,142      $        84
                                                 =================     ================    ===============    =============

Unrealized (depreciation) appreciation on investments is reflected directly in stockholders' equity as a component of accumulated other comprehensive (loss) income and is summarized as follows:

                                                               Ascent                         Westbridge
                                                        ----------------------  ------------------------------------------
                                                          Nine Months Ended     Three Months Ended          Year Ended
                                                             December 31,            March 31,              December 31,
                                                        ----------------------  ------------------------------------------
                                                                 1999                  1999                    1998
                                                        ----------------------  --------------------    ------------------
                                                                                  (in thousands)

Balance at beginning of period                          $               -       $         3,911         $          4,649
Unrealized depreciation, net of tax, on fixed
   maturities available-for-sale                                   (3,817)               (1,840)                      54
Unrealized depreciation, net of tax
   tax, on equity securities and other investments                    (34)                 (146)                    (792)
Fresh start adjustment                                                  -                (1,925)                       -
                                                        ======================  ====================    ===================
Balance at end of period                                $          (3,851)      $             -         $          3,911
                                                        ======================  ====================    ===================

Estimated market values represent the closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

                                                         Ascent
--------------------------------------------------------------------------------------------------------------------------
                                                                           Gross             Gross            Estimated
                                                     Amortized          Unrealized         Unrealized          Market
December 31, 1999 Available-for-Sale                    Cost               Gains             Losses             Value
----------------------------------------------     ---------------     --------------    ---------------    --------------
                                                                               (in thousands)

U.S. Government and governmental
    agencies and authorities                       $      11,113       $          -      $         425      $      10,688
States, municipalities, and political
    subdivisions                                           2,021                  -                154              1,867
Finance companies                                         25,220                  -              1,270             23,950
Public utilities                                           9,806                  -                678              9,128
Mortgage-backed securities                                 7,823                 57                155              7,725
All other corporate bonds                                 47,453                 26              3,274             44,205
                                                   ===============     ==============    ===============    ==============
Balance at December 31, 1999                       $     103,436       $         83      $       5,956      $      97,563
                                                   ===============     ==============    ===============    ==============

                                                         Ascent
--------------------------------------------------------------------------------------------------------------------------
                                                                           Gross             Gross            Estimated
                                                     Amortized          Unrealized         Unrealized          Market
March 31, 1999 Available-for-Sale                       Cost               Gains             Losses             Value
----------------------------------------------     ---------------     --------------    ---------------    --------------
                                                                               (in thousands)

U.S. Government and governmental
    agencies and authorities                       $      11,271       $          -      $           -      $      11,271
States, municipalities, and political
    subdivisions                                           1,543                  -                  -              1,543
Finance companies                                         31,525                  -                  -             31,525
Public utilities                                          12,745                  -                  -             12,745
Mortgage-backed securities                                 7,349                  -                  -              7,349
All other corporate bonds                                 51,919                  -                  -             51,919
                                                   ===============     ==============    ===============    ==============
Balance at March 31, 1999                          $     116,352       $          -      $           -      $     116,352
                                                   ===============     ==============    ===============    ==============

                                                       Westbridge
--------------------------------------------------------------------------------------------------------------------------
                                                                           Gross             Gross            Estimated
                                                     Amortized          Unrealized         Unrealized          Market
1998 Available-for-Sale                                 Cost               Gains             Losses             Value
----------------------------------------------     ---------------     --------------    ---------------    --------------
                                                                               (in thousands)

U.S. Government and governmental
    agencies and authorities                       $      11,145       $        644      $          13      $      11,776
States, municipalities, and political
    Subdivisions                                           1,490                 96                  -              1,586
Finance companies                                         30,441              1,549                 71             31,919
Public utilities                                          12,745                801                125             13,421
Mortgage-backed securities                                 7,834                284                  8              8,110
All other corporate bonds                                 53,216              3,346                510             56,052
                                                   ===============     ==============    ===============    ==============
Balance at December 31, 1998                       $     116,871       $      6,720      $         727      $     122,864
                                                   ===============     ==============    ===============    ==============

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 1999, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                                  Estimated
                                            Amortized               Market
                                              Cost                  Value
                                        -----------------     -----------------
                                                     (in thousands)

Due in one year or less                 $       4,044         $        4,012
Due after one year through five years          34,580                 33,311
Due after five years through ten years         28,193                 26,367
Due after ten years                            28,796                 26,148
Mortgage-backed securities                      7,823                  7,725
                                        -----------------     -----------------
                                        $     103,436         $       97,563
                                        =================     =================

A summary of unrealized (depreciation) appreciation on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders' equity as a component of accumulated other comprehensive (loss) income, is as follows:

                                                                   Ascent                          Westbridge
                                                    ----------------------------------------     ----------------
                                                       December 31,            March 31,           December 31,
                                                           1999                  1999                  1998
                                                    ------------------    -----------------     -----------------
                                                                          (in thousands)

Amortized cost                                      $       104,801       $    118,627          $    119,422
Estimated market value                                       98,876            118,627               125,439
                                                    ------------------    -----------------     -----------------

(Deficit) excess of market value to amortized
cost                                                         (5,925)                 -                 6,017
Estimated tax (benefit) provision                            (2,074)                 -                 2,106
                                                    ------------------    -----------------     -----------------
Unrealized (depreciation) appreciation, net of tax
                                                    $        (3,851)      $          -          $      3,911
                                                    ==================    =================     =================


Proceeds from sales and maturities of investments in fixed maturity securities were approximately $18.2 million for the nine months ended December 31, 1999, $7.1 million for the three months ended March 31, 1999 and $25.1 million in 1998. Gross gains of $0.1 million and gross losses of $0.3 million were realized on fixed maturity investment sales during the nine months ended December 31, 1999. Gross gains of $0.2 million and gross losses of $0.2 million were realized on fixed maturity investment sales during the three months ended March 31, 1999. Gross gains of $0.8 million and gross losses of $0.4 million were realized on fixed maturity investment sales during 1998. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities at December 31, 1999 and 1998, are high-yield, unrated or less than investment grade corporate debt securities comprising less than 1.3% and 3.2% of total cash and invested assets at December 31, 1999 and 1998, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 1999 and 1998 had a par value totaling $27.3 million and $28.2 million, respectively. At December 31, 1999 and 1998, the Company had restricted cash and investments totaling $2.6 million and $2.5 million, respectively, related to its receivables financing program (see NOTE 5 "Financing Activities").

NOTE 4 - FUTURE POLICY BENEFITS

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

Interest Issues through 1980 are 6% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years except for certain NationalCare and Supplemental Hospital Income issues which are 8% graded to 6% in 8 years and LifeStyles Products which are 9% graded to 7% in 10 years. 1993 and later issues are 7% level. Certain policies acquired in 1992 are 6.4% level while other policies acquired in 1993 and 1994 are 6% level. Policies acquired in the acquisition of NFIC and AICT are 7% level.

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


NOTE 5 - FINANCING ACTIVITIES

Credit Arrangement. The Company finances the majority of its obligations to make commission advances through Ascent Funding Inc. ("AFI"), an indirect wholly owned subsidiary. On June 6, 1997, Westbridge Funding Corporation, now AFI, entered into a Credit Agreement dated as of such date with LaSalle National Bank (the "Credit Agreement"). See NOTE 14 - "Extraordinary Item." This Credit Agreement provided AFI with a three-year, $20.0 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. In August 1999, the Company amended the Credit Agreement, reducing the revolving loan facility to a $7.5 million facility, and extending the termination date to June 5, 2001 from June 5, 2000. As of December 31, 1999, $3.9 million was outstanding under the Credit Agreement (weighted average interest rate of 7.62%). The Company incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum. Interest of $0.3 million was expensed and paid in 1999.

AFI's obligations under the Credit Agreement have been guaranteed by Ascent (the "Guaranty Agreement"), and the Company has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty. As of December 31, 1999, there were no events of default under the Guaranty or Credit Agreements, which were amended to reflect the recapitalization of the Company.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan agreement with LaSalle, secured by substantially all of AMI's assets and the guarantee of Ascent. Principal is payable in 60 equal monthly installments beginning January 31, 2000.
Interest of $98,000 was expensed and paid in 1999.

Prior to the Effective Date of the Plan (see NOTE 1), the Company had the following debt securities outstanding:

Senior Notes. During the first quarter of 1995, the Company issued $20.0 million aggregate principal amount of its Senior Notes, due 2002, in an underwritten public offering. The Senior Notes were issued at par, less an underwriting discount of 4%. Contractual interest on the Senior Notes was payable in monthly installments. In November 1997, the Company suspended the scheduled monthly interest payments on these Senior Notes.

Accrued but unpaid interest on the Senior Notes through the Petition Date was approximately $2.1 million. The Plan required the continued accrual of interest on the Senior Notes from the Petition Date to the Effective Date. Accrued but unpaid interest on the Senior Notes from the Petition Date to December 31, 1999 totaled approximately $0.6 million. Contractual interest continued to accrue at a rate of $6,111 per day from January 1, 1999 through the Effective Date.

As of the Effective Date, these Senior Notes were canceled, extinguished and retired. As more fully described in NOTE 1, holders of Allowed 11% Senior Note Claims held by creditors other than CSFB received cash payments totaling $15.2 million.

As more fully described in NOTE 7, in order to provide the Company with sufficient funds to make the cash distributions to the holders of the Allowed 11% Senior Notes under the Plan, the Company entered into a Stock Purchase Agreement with CSFB, a significant noteholder, pursuant to which CSFB, subject to the conditions contained therein, purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

Convertible Notes. During the second quarter of 1997, the Company completed the sale of $70.0 million aggregate principal amount of its Convertible Notes, due 2004, in an underwritten public offering. Contractual interest on the Convertible Notes was payable in semi-annual installments on May 1 and November 1 of each year, commencing November 1, 1997. In November 1997, the Company suspended the scheduled interest payments on these Convertible Notes. At the Petition Date, approximately $7.3 million of unpaid interest was accrued. The Company did not accrue interest on its Convertible Notes after the Petition Date as it was unlikely such interest would be paid under the Plan. The amount of contractual interest that would have otherwise been accrued from the Petition Date to December 31, 1998 totaled $2.7 million, and such contractual interest would have continued to accrue at $14,583 per day from January 1, 1999 until the Effective Date.

As of the Effective Date, these Convertible Notes were canceled, extinguished and retired. Holders of the Convertible Notes and allowed general unsecured creditors received their pro rata share of 94% of the New Common Stock issued on the Effective Date.

Total interest paid on debt in 1998 and 1997 was $0.8 million and $3.0 million, respectively.

NOTE 6 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 1999, 1998 and 1997, to the amounts reported in the Company's balance sheet:

                                              Ascent                                 Westbridge
                                         ------------------    -------------------------------------------------------
                                            Nine Months         Three Months
                                               Ended                Ended
                                            December 31,           March 31,              Year Ended December 31,
                                         ------------------    ----------------     ----------------------------------
                                               1999                 1999                 1998               1997
                                         ------------------    ----------------     ---------------    ---------------

Balance at beginning of period (Gross)   $        41,068       $      44,116        $     51,784       $    39,186
  Less: reinsurance recoverables on
   claim reserves                                  1,871               1,765               2,955             1,456
                                         ------------------    ----------------     ---------------    ---------------
Net balance at beginning of period                39,197              42,351              48,829            37,730
Incurred related to:
  Current year                                    60,255              19,401              98,203           111,459
  Prior years                                      2,213               1,596                 (95)           22,512
                                         ------------------    ----------------     ---------------    ---------------
      Total incurred                              62,468              20,997              98,108           133,971
                                         ------------------    ----------------     ---------------    ---------------
Paid related to:
  Current year                                    47,300               5,277              67,911            77,168
  Prior years                                     17,090              18,874              36,675            45,704
                                         ------------------    ----------------     ---------------    ---------------
      Total paid                                  64,390              24,151             104,586           122,872
                                         ------------------    ----------------     ---------------    ---------------
Balance at end of period                          37,275              39,197              42,351            48,829
  Plus: reinsurance recoverables on
   claim reserves                                  1,501               1,871               1,765             2,955
                                         ==================    ================     ===============    ===============
Balance at end of period (Gross)         $        38,776       $      41,068        $     44,116       $    51,784
                                         ==================    ================     ===============    ===============

Included in reinsurance recoverables on claim reserves is approximately $0.5 million, $0.9 million, $0.7 million and $1.9 million relating to paid claims as of December 31, 1999, March 31, 1999, and December 31, 1998 and 1997, respectively.


NOTE 7 - PREFERRED STOCK

New Preferred Stock. On March 24, 1999, pursuant to the Plan, the Company authorized 40,000 shares of non-voting New Preferred Stock, of which 23,257 shares are owned by CSFB (See NOTE 1).

The following summarizes the significant terms of the New Preferred Stock:

*    Stated value of $1,000 share.

* Cumulative annual dividend rate of $102.50 per share payable annually in arrears on the last day of January in each year by issuance of cash or additional shares of New Preferred Stock.

* Each share of New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustments.


The New Preferred Stock is mandatorily redeemable in cash on the fifth anniversary of the Effective Date in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption.

Effective January 31, 2000, the Company declared a dividend in the amount of $1,873,965 on preferred stock. The dividend was accrued at December 31, 1999 and paid through the issue of 1,873 additional shares of preferred stock and a $965 distribution of cash.

Prior to the Effective Date of the Plan (see NOTE 1), the Company had the following preferred stock outstanding:

Old Preferred Stock

On April 12, 1994, the Company issued 20,000 shares of Old Preferred Stock, at a price of $1,000 per share. The Old Preferred Stock was issued in a private placement and was subsequently registered with the Securities and Exchange Commission under a registration statement, which was declared effective in October 1994. The terms of the Old Preferred Stock included a cumulative annual dividend rate of 8.25%, subject to increase to 9.25%, upon non-compliance by the Company with certain restrictions.

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

One thousand shares of the Company's Old Preferred Stock were converted into shares of Old Common Stock, par value $.10 per share, during the year ended December 31, 1997. The converted shares of Old Preferred Stock had an aggregate liquidation preference of $1,000,000 and were converted into 118,905 shares of Old Common Stock.

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

As of the Effective Date, shares of Old Preferred Stock were canceled, extinguished and retired. Holders of Old Preferred Stock received their pro rata share of 4% of the New Common Stock issued on the Effective Date and New Warrants to purchase their pro rata share of up to 2% of the number of shares of New Common Stock issued and outstanding on the Effective Date, on a fully diluted basis.

NOTE 8 - DEFERRED POLICY ACQUISITION COSTS ("DPAC")

A summary of DPAC follows (in thousands):

                                                 Ascent                               Westbridge
                                            ------------------    ----------------------------------------------------
                                            Nine Months Ended       Three Months
                                              December 31,             Ended
                                                                     March 31,            Year Ended December 31,
                                            ------------------    -----------------    ------------- --- -------------
                                                  1999                  1999               1998              1997
                                            ------------------    -----------------    -------------     -------------

Balance at beginning of period              $         15,039      $        14,177      $    19,165       $    83,871

Deferrals:
    Commissions                                        3,281                  555            3,339            27,933
    Issue Costs                                        2,551                  593            1,032             3,186
                                            ------------------    -----------------    -------------     -------------
                                                      20,871               15,325           23,536           114,990

Recognition of premium deficiency                          -                    -           (4,948)          (64,952)
Amortization expense                                  (1,478)                (286)          (4,411)          (30,873)

                                            ==================    =================    =============     =============
Balance at end of period                    $         19,393      $        15,039      $    14,177       $    19,165
                                            ==================    =================    =============     =============

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


NOTE 9 - INCOME TAXES

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

Taxes paid in 1999,  1998 and 1997 were  $80,000,  $1.1  million  and  $118,000, respectively. The Company and its wholly owned subsidiaries, other than NFIC, AICT and FLICA, file a consolidated federal income tax return. NFIC, AICT and FLICA file separate federal income tax returns.

The provision for (benefit from) U.S. federal income taxes charged to continuing operations was as follows:

                                                 Ascent                                Westbridge
                                           -------------------    ------------------------------------------------------
                                           Nine Months Ended        Three Months
                                              December 31,              Ended
                                                                      March 31,             Year Ended December 31,
                                           -------------------    ------------------    --------------------------------
                                                  1999                  1999                1998              1997
                                           -------------------    ------------------    -------------     --------------
                                                                            (in thousands)

Current                                    $         (1,199)      $             67      $       231       $      (926)
Deferred                                              2,324                      -                -           (12,342)
                                           -------------------    ------------------    -------------     --------------
Total provision for (benefit from)
income taxes                               $          1,125       $             67      $       231       $   (13,268)
                                           ===================    ==================    =============     ==============

Provision has not been made for state and foreign income tax expense since such expense is minimal. In addition, as described in NOTE 14 - "Extraordinary Item," the Company recognized an extraordinary loss of approximately $1.0 million for the year ended December 31, 1997. This amount has been reflected in the accompanying financial statements, net of approximately $0.5 million in deferred taxes.

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company's last three years was as follows:

                                                 Ascent                                Westbridge
                                           -------------------    ------------------------------------------------------
                                               Nine Months           Three Months
                                                   Ended                Ended
                                               December 31,            March 31,             Year Ended December 31,
                                           -------------------    ------------------    --------------------------------
                                                   1999                  1999                1998              1997
                                           -------------------    ------------------    -------------     --------------
                                                                          (in thousands)

Statutory tax rate                                      34%                   34%             (34%)              (34%)
Unutilized loss carryforwards                            2%                   (9%)              31%               22%
Other items, net                                        (1%)                  (1%)               4%                -
                                           -------------------    ------------------    -------------     --------------
Effective tax rate                                      35%                   24%                1%              (12%)
                                           ===================    ==================    =============     ==============

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

                                                                 Ascent                            Westbridge
                                                --------------------------------------------    ------------------
                                                  December 31,              March 31,             December 31,
                                                      1999                     1999                   1998
                                               --------------------     -------------------     ------------------
Deferred Tax Assets:
   Deferred policy acquisition costs            $         2,970          $         4,632         $     5,035
   Policy reserves                                        4,150                    3,375               2,921
   Net operating loss carryforwards                      17,998                   18,524              28,149
   Other deferred tax assets                                964                     (415)              4,725
   Valuation allowance                                  (16,949)                 (16,949)            (36,449)
                                               --------------------     -------------------     ------------------
     Total deferred tax asset                             9,133                    9,167               4,381
                                               --------------------     -------------------     ------------------

Deferred Tax Liabilities
   Unrealized gain on investments                        (2,074)                       -               2,761
   Other deferred tax liabilities                         4,121                    1,820               1,620
                                               --------------------     -------------------     ------------------
     Total deferred tax liability                         2,047                    1,820               4,381
                                               --------------------     -------------------     ------------------

Net deferred tax asset                          $         7,086          $         7,347         $         -
                                               ====================     ===================     ==================

As a result of the fresh start reporting (discussed at Note 2), a net deferred tax asset of $7,347 was established at March 31, 1999. This deferred tax asset was net of a valuation allowance of approximately $16.9 million for the tax effect of all but $4.5 million of the Company's net operating loss carryovers ($1.6 million net tax benefit at statutory rates), since it appeared more likely than not that the excess benefits would not be realized in future periods. At December 31, 1999, net operating loss carryovers included in total deferred tax assets reflect the effects of current operations and miscellaneous adjustments.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 1999, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $0.9 million have not been provided on such amount.

At  December  31, 1999 and 1998,  NFL has  approximately  $8.0  million and $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 1999, the Company and its wholly owned subsidiaries have aggregate net operating loss carryforwards, net of bankruptcy related tax attribute reductions of approximately $52.9 million for regular tax and $46.8 million for alternative minimum tax purposes, which will expire in 2003 through 2014.

NOTE 10 - STATUTORY CAPITAL AND SURPLUS

Under the applicable laws of the states in which insurance companies are licensed, the companies are required to maintain minimum amounts of capital and surplus. Under the laws of their states of domicile, NFL (Delaware), FLICA (Mississippi), NFIC (Texas), and AICT (Texas) are required to maintain aggregate capital and surplus of $.55 million, $1.0 million, $1.4 million, and $1.4 million, respectively. The following states where the companies are licensed require greater amounts of capital and surplus: California $2.5 million of capital and $2.5 million of surplus, Washington $4.8 million of aggregate capital and surplus and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus which NFL and NFIC must each maintain is $5.0 million. FLICA must maintain a minimum of $4.8 million and AICT must maintain $2.0 million. At December 31, 1999, aggregate statutory capital and surplus for NFL, FLICA, NFIC and AICT was approximately $15.0 million, $10.4 million, $2.0 million and $3.6 million, respectively. Although NFIC's capital and surplus is less than $5.0 million at December 31, 1999, NFIC voluntarily ceased writing new business effective December 15, 1997. Moreover, NFIC's capital and surplus exceeds the minimum requirements of its state of domicile, Texas. Statutory net (losses) income for NFL, FLICA, NFIC and AICT for the year ended December 31, 1999 were $(5.4) million, $(5.0) million, $(1.2) million and $.7 million, respectively. FLICA, through its parent FHC, is wholly owned by NFL, and AICT is wholly owned by NFIC. Accordingly, statutory capital and surplus of the parent includes the statutory capital and surplus of the respective subsidiary.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, may not declare or pay dividends from any source other than earned surplus without the Delaware Insurance Commissioner's approval. The Delaware Insurance Code defines earned surplus as the amount equal to the unassigned funds as set forth in NFL's most recent statutory annual statement including surplus arising from unrealized gains or revaluation of assets. Delaware insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. During 1999, NFL is precluded from paying dividends without the prior approval of the Delaware Insurance Commissioner as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends. Effective March 31, 1999, the Delaware Department of Insurance approved a quasi - reorganization of the Company's surplus. Under the reorganization, the Company's unassigned surplus deficit of $36,446,154 was eliminated. Likewise, the Company's gross paid in and contributed surplus decreased by an equal amount.

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

FLICA, a Mississippi domestic company, may make dividend payments only from its actual net surplus computed as required by law in its statutory annual statement. Mississippi life insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value not exceeding the lesser of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Any dividend exceeding the applicable threshold amount requires prior approval of the Mississippi Insurance Commissioner. FLICA is precluded from paying dividends to NFL during 1999 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ending December 31, 1999.

Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. Delaware, Texas and Mississippi also maintain discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of the statutory losses incurred by the Insurance Subsidiaries during 1997 and 1998 and by NFL, FLICA and NFIC for 1999, the Company does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act ("the Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized
Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states. The Insurance Departments of the States of Delaware and Mississippi have each adopted the NAIC's Model Act. At December 31, 1999, total adjusted capital for NFL, a Delaware domiciled company, and FLICA, a Mississippi domiciled company, exceeded the respective Company Action Levels.

The Texas Department of Insurance ("TDI") has adopted its own RBC requirements, the stated purpose of which is to require a minimum level of statutory capital and surplus to absorb the financial, underwriting and investment risks assumed by an insurer. Texas' RBC requirements differ from those adopted by the NAIC in two principal respects: (i) they use different elements to determine minimum RBC levels in their calculation formulas and (ii) they do not stipulate "Action Levels" (like those adopted by the NAIC) where corrective actions are required. However, the Commissioner of the TDI does have the power to take similar corrective actions if a company does not maintain the required minimum level of statutory capital and surplus. NFIC and AICT are domiciled in Texas and must comply with Texas RBC requirements. At December 31, 1999, AICT's RBC exceeded the minimum level prescribed by the TDI; however, NFIC's RBC was below the minimum level prescribed by the TDI.

In December 1990, the Company and NFL entered into an agreement under which NFL issued a surplus certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the surplus certificate bears interest at an agreed upon rate not to exceed 10% and is repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance agreements and (ii) NFL receiving prior approval for repayment from the Delaware Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. In 1999, with the prior approval of the Delaware Insurance Commissioner, NFL converted the remaining $776,961 of the surplus debenture to $600,000 of capital stock and $176,961 of paid in surplus.

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


NOTE 11 - EMPLOYEE BENEFIT PLANS

In September 1986, the Company established a retirement savings plan ("401(k) plan") for its employees. As amended in August 1999, all employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501(a) of the IRC. Ascent Assurance, Inc. is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees who elect to participate may contribute up to 10% of pre-tax compensation, including commissions, bonuses and overtime. The Company may make discretionary contributions, determined by the Company's Board of Directors, up to 50% of the employees' first 3% of deferred compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Generally, the Company contributions are in the form of common stock. During the period of July 1998 through December 1999, the Company made cash contributions. The Company's contributions to the 401(k) plan in 1999, 1998 and 1997 approximated $123,000, $80,000 and $106,000, respectively.

The Company's incentive stock option plans adopted as of July 1, 1982, September 5, 1985, and March 26, 1992, and the Company's restricted stock plan adopted as of April 19, 1996, have been canceled as of the Effective Date. All outstanding grants of stock options or restricted stock have been extinguished as contemplated by the terms of the Plan.

1999 Stock Option Plan. Pursuant to the Plan (see NOTE 1), on March 24, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") in order to further and promote the interest of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants (including marketing agents) or those who will become employees, non-employee directors and consultants (including marketing agents), and to align the interests of those individuals and the Company's shareholders. To do this, the 1999 Plan offers equity-based opportunities providing such employees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its subsidiaries.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by the Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

A summary of stock option activity for the year ended December 31, 1999 is as follows:

           Outstanding at January 1, 1999                           -
           Granted                                          1,106,750
           Exercised                                                -
           Forfeited / Cancelled                              (10,000)
                                                   =======================
           Outstanding at December 31, 1999                 1,096,750
                                                   =======================

The weighted average option exercise price was $2.88 for options outstanding at December 31, 1999. The weighted average option exercise price was $2.85 and $2.85, respectively, for options granted and forfeited during 1999.

The weighted average fair value of options granted during 1999 was $2.85. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 1999: dividend yield of 0%; expected volatility of 1.142; risk free interest rate of 6.57%; expected life of 5 years.


Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Total compensation cost recognized in the income statement for stock-based employee compensation awards was $300,471 for 1999.

If the fair value of the stock compensation granted had been accounted for under FAS 123, the pro forma net loss for the nine months ended December 31, 1999 would have been ($347,089), or ($0.05) per basic share or ($0.05) per diluted share. For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock's vesting period. The effect on net income of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported net income for future years.

The following table summarizes information about the stock options outstanding at December 31, 1999:


                            Weighted Average
                               Remaining
 Exercise       Number        Contractual         Weighted Average
  Prices     Outstanding         Life              Exercise Price
----------  -------------  -----------------    --------------------
  $0.01        335,700           9.25                    $0.01
  $3.00        135,000           2.25                    $3.00
  $4.39        626,050           9.25                    $4.39
           -------------  ------------------    --------------------
             1,096,750           8.39                     $2.88
           =============  ==================    ====================

There were no options exercisable at December 31, 1999.


NOTE 12 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total accident and health premiums of $2.6 million, $2.8 million, and $3.6 million, were paid to reinsurers in 1999, 1998, and 1997, respectively. Face amounts of life insurance in force approximated $31.7 million, $37.5 million, and $53.1 million at December 31, 1999, 1998 and 1997, respectively. In 1998, NFL entered into an excess of loss reinsurance agreement on a closed block of annually renewable term life insurance whereby NFL cedes claims in excess of $25,000 per year. Premiums of $13,706 and $22,046 were paid to the reinsurer for the year ended December 31, 1999 and 1998, respectively. No other life insurance products were reinsured during 1999, 1998 or 1997.

The Company, through NFL and FLICA, entered into a 90% Coinsurance Funds Withheld Reinsurance Agreement (the "Agreement") with a reinsurer effective July 1, 1996 on the in force Specified Disease business. The Agreement provided an initial ceding commission of $10.5 million, of which $8.4 million was received in cash. This ceding commission allowance was to be repaid, inclusive of interest at 12.5%, as statutory profits emerged from the reinsured block of business. For the year ended December 31, 1996, the repayment was $1.9 million. The ceding allowance payable for the year ended December 31, 1996 was $8.6 million. The Company exercised its option to terminate and recapture this Agreement on April 1, 1997 consisting of approximately $9.0 million in total recapture costs calculated at an interest rate of 15% less approximately $2.0 million in unearned premium reserves due to NFL and FLICA. See NOTE 14 - "Extraordinary Item."

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 1999, aggregated $6.9 million. The amounts due by year are as follows: 2000-$2.3 million; 2001-$1.6 million; 2002-$1.3 million; 2003-$0.8 million; 2004-$0.5 million; and thereafter-$0.4 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $2.4 million, $3.2 million and $4.4 million in 1999, 1998 and 1997, respectively.

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


NOTE 14 - EXTRAORDINARY ITEM

For the year ended December 31, 1997, the Company recognized an aggregate of $1.0 million in extraordinary losses, net of taxes. Of this amount, (i) $0.6 million resulted from the recognition of unamortized financing fees associated with the prepayment and refinancing of the Company's revolving credit facility with Fleet National Bank (See NOTE 5 - "Financing Activities"); and (ii) $0.4 million resulted from the termination and recapture of the block of reinsured policies referred to in NOTE 12 - "Reinsurance."

NOTE 15 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of capital and surplus net income (loss) as reported on a statutory basis by the Company's Insurance Subsidiaries to the Company's consolidated GAAP stockholders' equity (deficit) and net income (loss) is as follows:

                                                                                 Year Ended December 31,
                                                                  --------------------------------------------------
                                                                      1999              1998              1997
                                                                  -------------     -------------    ---------------
                                                                                    (in thousands)

 Consolidated statutory capital and surplus                       $     16,990     $     17,937     $     21,592

    Deferred acquisition costs                                          19,393           14,177           19,165
    Future policy benefits and claims                                   (9,518)          (9,521)         (10,147)
    Unrealized gain or (loss) on investments, net of tax                (2,585)           3,037            3,446
    Income taxes                                                         3,363                -           (1,037)
    Nonadmitted assets                                                   1,490            2,123              832
    Asset valuation reserve                                                687              796            1,049
    Interest maintenance reserve                                         1,251            1,380            1,499
    Other                                                                 (273)             863              591
    Non-insurance subsidiaries and eliminations                         (7,014)         (92,872)         (82,408)

                                                                  -------------     -------------    ---------------
 GAAP stockholders' equity (deficit)                              $     23,784     $    (62,080)    $    (45,418)
                                                                  ==============   ==============   ================



                                                                                Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      1999              1998              1997
                                                                  -------------     -------------    -------------
                                                                                     (in thousands)

 Consolidated statutory net income                               $     (6,486)     $     (8,108)    $    (49,618)

    Deferred acquisition costs, net of amortization                     5,217               (41)             735
    Future policy benefits and claims                                     228               806            2,493
    Recognition of premium deficiency                                       -            (4,948)         (64,952)
    Coinsurance funds withheld reinsurance treaty                           -                 -            8,575
    Income taxes                                                       (4,366)            1,250           13,970
    Extraordinary item, net of tax                                          -                 -           (1,007)
    Other                                                                (384)             (468)            (676)
    Non-insurance subsidiaries and eliminations                         8,105           (10,776)          (6,664)

                                                                 -------------     --------------   --------------
 GAAP net income (loss)                                          $      2,314      $    (22,285)    $    (97,144)
                                                                 ============= =   ==============   ==============


NOTE 16 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company's last two years of operations is as follows (in thousands, except per share data):

                                                                                       Ascent
                                                                                     Quarter Ended
                                                                 -----------------------------------------------------
                                                                     June             September          December
                                                                     1999               1999               1999
                                                                 --------------     --------------    ----------------
Premium income                                                   $    29,574        $    28,512       $    28,285
Net investment income                                                  2,333              2,222             2,185
Net realized loss on investments                                         (63)              (107)              (38)
Fee, service and other income                                          4,196              4,506             4,367
                                                                 --------------     --------------    ----------------
Total revenues                                                   $    36,040        $    35,133       $    34,799
                                                                 ==============     ==============    ================

Income before income taxes                                       $     1,622        $     1,071       $       538
Net income                                                             1,054                707               345
Preferred stock dividend                                                 647                596               631
Income (loss) applicable to common stockholders                          407                111              (286)
Earnings (loss) per share:
  Basic                                                          $      0.06        $      0.02       $     (0.04)
  Diluted                                                        $      0.06        $      0.02       $     (0.04)



                                                                                             Westbridge
                                                                                            Quarter Ended
                                                  -------------------------------------------------------------------------------
                                                      March             June           September         December        March
                                                      1998              1998             1998              1998          1999
                                                  ------------     -------------     -------------    -------------   -----------
Premium income                                    $   37,439       $    35,251       $    33,278      $   29,749      $  29,948
Net investment income                                  3,166             3,192             2,929           2,724          2,562
Net realized gains on investments                        262               267             1,576              37             41
Fee, service and other income                          4,236             4,155             4,215           4,174          4,263
                                                  ============     =============     =============    ============    ===========
Total revenues                                    $   45,103       $    42,865       $    41,998      $   36,684      $  36,814
                                                  ============     =============     =============    ============    ===========

(Loss) income before income taxes                     (5,725)           (3,629)           (6,663)         (6,037)           275
Net (loss) income                                     (4,966)            (3,149)          (6,907)         (7,263)           208
Preferred stock dividend                                 471               (62)              111               -              -
(Loss) income applicable to common stockholders       (5,437)           (3,087)           (7,018)         (7,263)           208
(Loss) earnings per share:
  Basic                                           $    (0.88)      $     (0.48)      $     (1.01)      $   (1.05)      $   0.03
  Diluted                                         $    (0.88)      $     (0.48)      $     (1.01)      $   (1.05)      $   0.03

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                 (in thousands)


                                              December 31,        March 31,
                                            ---------------     -------------
                                                  1999              1999
                                            ---------------     -------------

Assets:
   Cash                                     $       4,027       $       658
   Short-term investments                           4,686             1,906
   Fixed maturities, at market value                    -             7,564
   Equity securities, at market value                   -               910
   Investment in consolidated subsidiaries         45,021            41,959
   Accrued investment income                            3               171
   Deferred tax assets                                646                 -
   Other assets                                        50                25
                                            ---------------     -------------
     Total Assets                           $      54,433       $    53,193
                                            ===============     =============
Liabilities:
   Dividends payable                        $       1,874        $        -
   Other liabilities                                5,518             2,833
                                            ---------------     -------------
     Total Liabilities                              7,392             2,833
                                            ---------------     -------------

Redeemable Convertible Preferred Stock             23,257            23,257
                                            ---------------     -------------

Stockholders' Equity:
   Common stock                                        65                65
   Capital in excess of par value                  27,338            27,038
   Accumulated other comprehensive loss,
     net of tax                                    (3,851)                -
   Retained Earnings                                  232                 -
                                            ---------------     -------------

     Total Stockholders' Equity                    23,784            27,103
                                            ---------------     -------------

       Total Liabilities, Redeemable
       Convertible Preferred Stock and
       Stockholders' Equity                 $      54,433        $   53,193
                                            ===============     =============



The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now Ascent Assurance, Inc.)
                             CONDENSED BALANCE SHEET

                                 (in thousands)


                                                         December 31,
                                                    ---------------------
                                                            1998
                                                    ---------------------

 Assets:
   Cash                                             $              482
   Short-term investments                                          503
   Fixed maturities, at market value                            10,433
   Equity securities, at market value                            1,010
   Investment in consolidated subsidiaries                      39,584
   Accrued investment income                                       213
   Other assets                                                  3,088
                                                    ---------------------
   Total Assets                                     $           55,313
                                                    =====================
 Liabilities:
   Senior subordinated notes, net                   $           19,523
   Convertible subordinated notes                               70,000
   Interest and dividends payable                               11,315
   Other liabilities                                             4,620
                                                    ---------------------
   Total Liabilities                                           105,458
                                                    ---------------------

   Redeemable Convertible Preferred Stock                       11,935
                                                    ---------------------

 Stockholders' Equity:
   Common stock                                                    703
   Capital in excess of par value                               37,641
   Accumulated other comprehensive income,
     net of tax                                                  3,911
   Deficit                                                    (104,335)
                                                    ---------------------

   Total Stockholders' Deficit                                 (62,080)
                                                    ---------------------

   Total Liabilities, Redeemable Convertible
     Preferred Stock and Stockholders' Deficit      $           55,313
                                                    =====================




The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                          CONDENSED STATEMENT OF INCOME

                                 (in thousands)




                                                      Nine Months Ended
                                                         December 31,
                                                            1999
                                                     --------------------

 Net investment income                               $            509
 Realized losses on investments                                  (376)
 Intercompany income derived from:
   Interest on Surplus Certificates                                58
   Interest on advances to subsidiaries                            22
 Other income                                                       3
                                                     --------------------
                                                                  216
                                                     --------------------

 Resolution of preconfirmation contingencies                   (1,235)
 General and administrative expenses                             (237)
 Taxes, licenses and fees                                          (1)
 Interest expense                                                   -
                                                     --------------------
                                                               (1,473)
                                                     --------------------
 Income before income taxes and equity in
   undistributed net earnings of subsidiaries                   1,689
 Provision for income taxes                                      (629)
                                                     --------------------
                                                                2,318
 Equity in undistributed net loss of
   Subsidiaries                                                  (212)
                                                     --------------------

 Net income                                                     2,106

 Preferred stock dividends                                      1,874
                                                     --------------------

 Income applicable to common stockholders            $            232
                                                     ====================




The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.


                                                              SCHEDULE II

                                               WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                                                     (now ASCENT ASSURANCE, INC.)
                                                    CONDENSED STATEMENTS OF INCOME

                                                            (in thousands)


                                                                   Three Months
                                                                      Ended
                                                                    March 31,              Year Ended December 31,
                                                                -------------------    ---------------------------------
                                                                       1999                 1998               1997
                                                                -------------------    ---------------     -------------

Net investment income                                           $            209       $       1,090       $     1,579
Realized gains on investments                                                 12                 475               984
Intercompany income derived from:
  Interest on Surplus Certificates                                            20                  78                78
  Rental of leasehold improvements and equipment                               -                 397             1,926
Interest on advances to subsidiaries                                         110                 254               266
Other income                                                                   -                 121               228
                                                                -------------------    ---------------     -------------
                                                                             351               2,415             5,061
                                                                -------------------    ---------------     -------------

General and administrative expenses                                         (112)              2,319             4,349
Reorganization expense                                                         -               7,856             1,324
Taxes, licenses and fees                                                      24                  45               164
Interest expense                                                             507               5,933             5,846
                                                                -------------------    ---------------     -------------
                                                                             419              16,153            11,683
                                                                -------------------    ---------------     -------------
Loss before income taxes and equity in undistributed
  net earnings of subsidiaries and FHC                                       (68)            (13,738)           (6,622)
  (Benefit from) provision for income taxes                                    -                (235)            3,939
                                                                -------------------    ---------------     -------------
                                                                             (68)            (13,503)          (10,561)
Equity in undistributed net earnings (losses) of
  subsidiaries and FHC                                                       276              (8,782)          (86,419)
                                                                -------------------    ---------------     -------------
Income (loss) before extraordinary item                                      208             (22,285)          (96,980)

Extraordinary loss (1)                                                         -                   -               164
                                                                -------------------    ---------------     -------------
     Net income (loss)                                                       208             (22,285)          (97,144)

Preferred stock dividends                                                      -                 520             1,572
                                                                -------------------    ---------------     -------------

Income (loss) applicable to common stockholders                 $            208       $     (22,805)      $   (98,716)
                                                                ===================    ===============     =============

(1) From early extinguishment of debt, net of income tax benefit of $85.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)


                                                             Nine Months
                                                                Ended
                                                             December 31,
                                                         -------------------
                                                                1999
                                                         -------------------

Net income                                               $          2,106
Other comprehensive income (loss):
  Unrealized holding loss arising during period,
    net of tax                                                       (245)
  Reclassification adjustment of loss on sales of
    investments included in net income, net of tax                    245

Other comprehensive loss on investment in subsidiaries:
  Unrealized holding loss arising during period,
    net of tax                                                     (3,711)
  Reclassification adjustment of loss on sales of
    investments included in net income, net of tax                   (140)
                                                         ====================
      Comprehensive loss                                 $         (1,745)
                                                         ====================


The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.




                                                              SCHEDULE II

                                               WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                                                     (now ASCENT ASSURANCE, INC.)
                                                  STATEMENTS OF COMPREHENSIVE INCOME

                                                            (in thousands)


                                                               Three Months Ended
                                                                    March 31,                      December 31,
                                                               --------------------    -------------------------------------
                                                                      1999                   1998                1997
                                                               --------------------    -----------------    ----------------

      Net income (loss)                                        $             208       $     (22,285)       $    (97,144)
      Other comprehensive income (loss):
        Unrealized holding (loss) gain arising
           during period, net of tax                                        (331)                  6               1,285
        Reclassification adjustment of gain
           on sales of investments included in net
           income, net of tax                                                 (8)               (308)               (640)

      Other comprehensive income (loss) on investment
        in subsidiaries:
        Unrealized holding (loss) gain arising during
           period, net of tax                                             (1,628)                528               2,405
        Reclassification adjustment of (gain) loss on
           sales of investments included in net
           income, net of tax                                                (19)               (964)                542
                                                               ====================    =================    ================
      Comprehensive loss                                       $          (1,778)      $     (23,023)       $    (93,552)
                                                               ====================    =================    ================


The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.


                                                              SCHEDULE II

                                                ASCENT ASSURANCE, INC. (PARENT COMPANY)
                                             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                 (in thousands, except per share data)



                                                                                       Accumulated                      Total
                                                                        Capital           Other                         Stock
                                               Common Stock            in Excess      Comprehensive      Retained      holders'
                                           Shares       Amount        of Par Value        Loss           Earnings       Equity

Balance at March 31, 1999                 6,500,000   $      65      $     27,038     $         -       $      -     $   27,103

Net income                                                                                                 2,106          2,106
Preferred stock dividend                                                                                  (1,874)        (1,874)
Other comprehensive loss on investment
  in subsidiaries                                                                          (3,851)                       (3,851)
Amortization of unearned compensation                                         300                                           300
                                        ============  ===========    ==============   ===============   ==========   ============
Balance at December 31, 1999              6,500,000   $      65      $     27,338     $    (3,851)      $    232     $   23,784
                                        ============  ===========    ==============   ===============   ==========   ============

The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.


                                                              SCHEDULE II

                                 WESTBRIDGE CAPITAL CORP.(now ASCENT ASSURANCE, INC.) (PARENT COMPANY)
                                        STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                 (in thousands, except per share data)

                                                                              Accumulated                               Total
                                                                                 Other                                  Stock-
                                                                  Capital    Comprehensive Retained                     holders'
                                               Common Stock      in Excess      Income     Earnings   Treasury Stock    Equity
                                            Shares     Amount   of Par Value    (Loss)     (Deficit)  Shares  Amount   (Deficit)
                                            ------     ------   ------------  ------------ ---------  ------  ------   ---------

Balance at December 31, 1996               6,039,994   $  604   $  29,226     $    1,057   $ 17,186   28,600  $(170)   $ 47,903

Net loss                                                                                    (97,144)                    (97,144)
Preferred stock dividend                                                                     (1,572)                     (1,572)
Other comprehensive income, net of tax                                               645                                    645
Other comprehensive income on
investments in subsidiaries, net of tax                                            2,947                                  2,947
Preferred stock converted to common          118,905       12         937                                                   949
Issuance of shares under stock
option plans                                  42,500        4         115                                                   119
Award and issuance of restricted shares       67,000        7       1,179                                                 1,186
Cancellation of treasury stock               (28,600)      (3)       (167)                           (28,600)   170           0
Shares purchased and canceled
under stock option plans                     (44,360)      (4)       (447)                                                 (451)
                                         ------------- -------- ------------  ------------ ---------- -------  ------  ----------
Balance at December 31, 1997               6,195,439      620      30,843          4,649    (81,530)       -      -     (45,418)

Net loss                                                                                    (22,285)                    (22,285)
Preferred stock dividend                                                                       (520)                       (520)
Other comprehensive loss, net of tax                                                (302)                                  (302)
Other comprehensive loss on
investments in subsidiaries, net of tax                                             (436)                                  (436)
Preferred stock converted to common          840,071       83       6,982                                                 7,065
Other, net                                       299        -        (184)                                                 (184)
                                         ------------- -------- -----------   ------------ ---------- -------  ------- ----------
Balance at December 31, 1998               7,035,809      703      37,641           3,911  (104,335)       -       -    (62,080)

Net income                                                                                      208                         208
Other comprehensive loss, net of tax                                                 (339)                                 (339)
Other comprehensive loss on
investments in subsidiaries, net of tax                                            (1,647)                               (1,647)
Cancellation of old preferred stock                                11,935                    (3,088)                      8,847
Issuance of new preferred stock                                                                (477)                       (477)
Cancellation of old common stock          (7,035,809)    (703)                                                             (703)
Issuance of new common stock               6,500,000       65      79,203                                                79,268
Fresh start adjustments                                          (101,741)        (1,925)    107,692                      4,026
                                         ============= ======== ===========   ============  =========  ======= ======= ==========
Balance at March 31, 1999                  6,500,000   $   65   $  27,038     $        -    $      -        -  $   -   $ 27,103
                                         ============= ======== ===========   ============  =========  ======= ======= ==========

The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS

                                 (in thousands)


                                                            Nine Months
                                                              Ended
                                                            December 31,
                                                       ---------------------
                                                                1999
                                                       ---------------------

Cash Flows From Operating Activities:
  Net income                                           $           2,106
  Adjustments to reconcile net income to cash
   provided by operating activities:
  Equity in undistributed net income of subsidiaries                 212
  Accrued investment income                                          168
  Increase in other assets                                          (671)
  Increase in other liabilities                                    2,685
  Dividends received from subsidiaries                               300
  Other, net                                                      (2,263)
                                                       ---------------------
Net Cash Provided By Operating Activities                          2,537
                                                       ---------------------

Cash Flows From Investing Activities:
  Proceeds from sale of fixed maturity investments                 3,938
  Cost of fixed maturity investments acquired                       (699)
  Proceeds from sale of equity securities                            873
  Net change in short term investments                            (2,780)
  Capital contributions to subsidiaries                             (500)
                                                       ---------------------
Net Cash Provided by Investing Activities                            832
                                                       ---------------------

Cash Flows From Financing Activities:
  Net Cash Provided By Financing Activities                            -
                                                       ---------------------
Increase in Cash during the period                                 3,369
Cash at beginning of period                                          658
                                                       =====================
Cash at end of period                                  $           4,027
                                                       =====================



The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.



                                                              SCHEDULE II

                                               WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                                                     (now ASCENT ASSURANCE, INC.)
                                             CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                                        STATEMENT OF CASH FLOWS

                                                            (in thousands)


                                                                          Three Months
                                                                              Ended
                                                                            March 31,               Year Ended December 31,
                                                                         ----------------     ------------------------------------
                                                                              1999                 1998                1997
                                                                         ----------------     ---------------     ----------------


       Cash Flows From Operating Activities:
          Net income (loss)                                              $        208          $   (22,285)        $   (97,144)
          Adjustments to reconcile net income (loss) to cash
            used for operating activities:
          Equity in undistributed net (income) loss of subsidiaries              (276)               8,782              86,419
          Depreciation expense                                                      -                   89                 422
          Accrued investment income                                                42                   75                (238)
          Decrease (increase) in other assets                                   3,063               (1,062)             (2,485)
          (Decrease) increase in other liabilities                            (13,102)               6,263                 665
          Increase in interest and dividend payable                                 -                5,934               2,874
          Other, net                                                            9,589                  595               2,980
                                                                         ----------------     ---------------     ----------------
            Net Cash Used For Operating Activities                               (476)              (1,609)             (6,507)
                                                                         ----------------     ---------------     ----------------

       Cash Flows From Investing Activities:
          Proceeds from sale of investments                                     2,455                5,176              42,268
          Cost of investments acquired                                              -                    -             (57,366)
          Net change in short term investments                                 (1,403)               1,811              (1,192)
          Additions to leasehold improvements and equipment,
            net of retirements                                                       -                 (27)               (349)
          (Increase) decrease in other assets                                        -                (283)                288
          Capital contributions to subsidiaries                                  (400)              (6,321)            (43,105)
                                                                         ----------------     ---------------     ----------------
            Net Cash Provided by (Used For) Investing Activities                  652                  356             (59,456)
                                                                         ----------------     ---------------     ----------------

       Cash Flows From Financing Activities:
          Retirement of senior subordinated debentures                        (15,167)                   -                   -
          Issuance of preferred stock                                          15,167                    -                   -
          Decrease (increase) in other assets                                       -                  732              (1,914)
          Issuance of convertible notes                                             -                    -              70,000
          Retirement of note payable                                                -                    -              (1,103)
          Issuance of common stock                                                  -                    -                 140
          Purchase and cancellation of common stock                                 -                    -                (276)
                                                                         ----------------     ---------------     ----------------
            Net Cash Provided By Financing Activities                               -                  732              66,847
                                                                         ----------------     ---------------     ----------------
            Increase (decrease) in Cash During the Period                         176                 (521)                884
            Cash at Beginning of Period                                           482                1,003                 119
                                                                         ================     ===============     ================
            Cash at End of Period                                        $        658          $       482         $     1,003
                                                                         ================     ===============     ================


The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.



                                                             SCHEDULE III

                                                  SUPPLEMENTARY INSURANCE INFORMATION

                                                            (in thousands)


                                                        Other
                                                        Policy
                               Deferred                 Claims                           Benefits  Amortization
                                Policy       Future      and                     Net       and      of Policy     Other
                              Acquisition    Policy    Benefits     Premium   Investment  Claims   Acquisition  Operating  Premiums
Segment                          Costs      Benefits   Payable      Revenue     Income   Expense      Costs     Expenses   Written*
--------------------------    -----------  ----------  --------    ---------  ---------- --------- ------------ ---------  --------
Ascent Assurance, Inc.
Nine Months ended
  December 31, 1999:
Insurance operations          $  19,393    $  57,119   $ 38,776    $  86,371  $  5,223  $ 65,699   $    1,478   $ 26,488    $38,599
Other activities                      -            -          -            -     1,008         -            -     10,549
Corporate (parent company)            -            -          -            -       509         -            -     (1,473)
                              ==========   ==========  =========   ========== ========= =========  ===========  ==========
     Total                    $  19,393    $  57,119   $ 38,776    $  86,371  $  6,740  $ 65,699   $    1,478   $ 35,564
                              ==========   ==========  =========   ========== ========= =========  ===========  ==========

Westbridge Capital Corp.

Three Months ended
  March 31, 1999:
Insurance operations          $  15,039    $  54,738    $ 41,068   $  29,948  $  1,987  $  21,799  $      286   $ 10,402    $ 9,366
Other activities                      -            -           -           -       366          -           -      3,633
Corporate (parent company)            -            -           -           -       209          -           -        419
                              ==========   ==========   =========  ========== ========= ========== ===========   ========
     Total                    $  15,039    $  54,738    $ 41,068   $  29,948  $  2,562  $  21,799  $      286   $ 14,454
                              ==========   ==========   =========  ========== ========= ========== ===========   ========

Year ended December 31, 1998:
Insurance operations          $  14,177    $  53,871    $ 44,116   $ 135,717  $  8,314  $  99,419  $    4,411   $ 44,447    $31,216
Other activities                      -            -           -           -     2,607          -           -     24,274
Corporate (parent company)            -            -           -           -     1,090          -           -     16,153
                              ==========   ==========   =========  ========== ========= ========== ===========  =========
     Total                    $  14,177    $  53,871    $ 44,116   $ 135,717  $ 12,011  $  99,419  $    4,411   $ 84,874
                              ==========   ==========   =========  ========== ========= ========== ===========  =========

Year ended December 31, 1997:
Insurance operations          $  19,165    $  55,811    $ 51,784   $ 161,097  $  7,325  $ 136,866  $   30,873   $ 91,633    $73,611
Other activities                      -            -           -           -     1,547          -           -     27,564
Corporate (parent company)            -            -           -           -     2,151          -           -     11,373
                              ==========   ==========   =========  ========== ========= ========== ===========  =========
     Total                    $  19,165    $  55,811    $ 51,784   $ 161,097  $ 11,023  $ 136,866  $   30,873   $130,570
                              ==========   ==========   =========  ========== ========= ========== ===========  =========


*Premiums Written--Amounts do not apply to life insurance.


                                                              SCHEDULE IV
                                                              REINSURANCE

                                                  (in thousands, except percentages)


                                                                                      Assumed                            Percentage
                                                                  Ceded to             From                               of Amount
                                                 Gross              Other              Other              Net              Assumed
                                                 Amount           Companies          Companies           Amount            to Net
                                             ---------------    --------------     --------------    ---------------    -----------
                  ASCENT ASSURANCE, INC.
Nine months ended December 31, 1999:
Life insurance in force                      $     38,184       $     6,465        $          -      $     31,719                 -
                                             ===============    ==============     ==============    ===============
Premiums:
   Life                                      $        396       $        12        $          -      $        384                 -
   Accident and health                             86,794             1,849               1,042            85,987             1.21%
                                             ---------------    --------------     --------------    ---------------
       Total premiums                        $     87,190       $     1,861        $      1,042      $     86,371             1.21%
                                             ===============    ==============     ==============    ===============

                 WESTBRIDGE CAPITAL CORP.
Three months ended March 31, 1999:
Life insurance in force                      $     43,157       $     7,072        $          -      $     36,085                 -
                                             ===============    ==============     ==============    ===============
Premiums:
   Life                                      $        147       $         2        $          -      $        145                 -
   Accident and health                             30,041               722                 484            29,803             1.62%
                                             ---------------    --------------     --------------    ---------------
       Total premiums                        $     30,188       $       724        $        484      $     29,948             1.62%
                                             ===============    ==============     ==============    ===============

Year ended December 31, 1998:
Life insurance in force                      $     44,815       $     7,275        $          -      $     37,540                 -
                                             ===============    ==============     ==============    ===============
Premiums:
   Life                                      $        664       $        22        $          -      $        642                 -
   Accident and health                            136,291             2,812               1,596           135,075             1.18%
                                             ---------------    --------------     --------------    ---------------
       Total premiums                        $    136,955       $     2,834        $      1,596      $    135,717             1.18%
                                             ===============    ==============     ==============    ===============

Year ended December 31, 1997:
Life insurance in force                      $     53,065       $         -        $          -      $     53,065                 -
                                             ===============    ==============     ==============    ===============
Premiums:
   Life                                      $        832       $         -        $          -      $        832                 -
   Accident and health                            161,865             3,635               2,035           160,265             1.27%
                                             ---------------    --------------     --------------    ---------------
       Total premiums                        $    162,697       $     3,635        $      2,035      $    161,097             1.26%
                                             ===============    ==============     ==============    ===============

                                   SCHEDULE V

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (in thousands)


                                                                Additions
                                                                 Charged                                                 Balance
                                              Balance at            to                                                      at
                                              Beginning         Costs and          Deductions                             End of
                                              of Period          Expenses        (Charge Offs)          Other*            Period
                                             -------------     -------------    -----------------    -------------     -----------
             ASCENT ASSURANCE, INC.

Nine months ended December 31, 1999:
Allowance for doubtful agents' balances     $      5,125      $        123     $     (1,356)        $      2,168      $      6,060
                                            =============     =============    =================    =============     =============

            WESTBRIDGE CAPITAL CORP.

Three months ended March 31, 1999:
Allowance for doubtful agents' balances     $      5,176      $        195     $       (246)        $          -      $      5,125
                                            =============     =============    =================    =============     =============

Year ended December 31, 1998:
Allowance for doubtful agents' balances     $      4,531      $        645     $          -         $          -      $      5,176
                                            =============     =============    =================    =============     =============

Year ended December 31, 1997:
Allowance for doubtful agents' balances     $      1,729      $      2,802     $          -         $          -      $      4,531
                                            =============     =============    =================    =============     =============



* Represents reclassification of allowance netted against receivable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers is incorporated herein by reference to "Election of Directors" and "Certain Information Regarding the Executive Officers" from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 30, 2000.


ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 30, 2000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 30, 2000.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transaction is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 2000 Annual Meeting of Stockholders, which will be filed on or before April 30, 2000.

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

10.11First  Amendment and Waiver to Credit  Agreement among  Westbridge  Funding
     Corporation, Westbridge Capital Corp. and LaSalle National Bank dated as of September 8, 1998 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.12First  Amendment to Guaranty  Agreement  dated as of March 24, 1999 between
     Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.13Registration  Rights  Agreement  dated as of March  24,  1999  between  the
     Company and Special Situations Holdings, Inc. - Westbridge (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.141999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to the Company's Schedule 14A filed with the Commission on April 30, 1999).

10.15Installment  Note Agreement dated July 20, 1999 between Ascent  Management,
     Inc. and LaSalle Bank National  Association  (incorporated  by reference to
     Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.16Second  Amendment to Credit  Agreement dated August 12, 1999 between Ascent
     Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17Second  Amendment to Guaranty  Agreement dated July 20, 1999 between Ascent
     Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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




------------------------
*        Filed Herewith.

                                                              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2000.



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


SIGNATURE                                         TITLE                                       DATE
---------------------------------- ------------------------------------------- ------------------------

 /s/ Patrick J. Mitchell                          Director, Chairman of the Board             March 29, 2000
--------------------------
(Patrick J. Mitchell)                             and Chief Executive Officer
                                                  (Principal Executive Officer)


 /s/ John H. Gutfreund                            Director                                    March 29, 2000
(John H. Gutfreund)

 /s/ Richard H. Hershman                          Director                                    March 29, 2000
(Richard H. Hershman)

 /s/ Michael A. Kramer                            Director                                    March 29, 2000
(Michael A. Kramer)

 /s/ Robert A. Peiser                             Director                                    March 29, 2000
(Robert A. Peiser)

 /s/ James K. Steen                               Director                                    March 29, 2000
(James K. Steen)

 /s/ Paul E. Suckow                               Director                                    March 29, 2000
(Paul E. Suckow)


                                INDEX OF EXHIBITS




Exhibit
Number   Description of Exhibit

21.1*           List of Subsidiaries of Ascent Assurance, Inc.

24.1*           Consent of PricewaterhouseCoopers LLP

27.1*           Financial Data Schedule.






* Filed Herewith

                                  Exhibit 21.1


                     SUBSIDIARIES OF ASCENT ASSURANCE, INC.


               Percentage Subsidiary                                                                 Ownership

  1.           National Foundation Life Insurance Company (Delaware)                                    100%

  2.           American Insurance Company of Texas (Texas)                                              100%

  3.           National Financial Insurance Company (Texas)                                             100%

  4.           Freedom Life Insurance Company of America (Mississippi)                                  100%

  5.           Freedom Holding Company (Kentucky)                                                       100%

  6.           Ascent Funding, Inc. (Delaware)                                                          100%

  7.           Foundation Financial Services, Inc. (Nevada)                                             100%

  8.           NationalCare(R) Marketing, Inc. (Delaware)                                                 100%

  9.           Westbridge Printing Services, Inc. (Delaware)                                            100%

10.            Ascent Management, Inc. (Delaware)                                                       100%

11.            Ascent Financial, Inc. (Delaware)                                                        100%

12.            Precision Dialing Services, Inc. (Delaware)                                              100%

13.            Senior Benefits, LLC (Arizona)                                                           100%

14.            American Senior Security Plans, LLC (Delaware)                                           100%

15.            Health Care-One Marketing Group, Inc. (Texas)                                            80%

16.            LifeStyles Marketing Group, Inc. (Delaware)                                              100%

17.            Health Care-One Insurance Agency, Inc. (California)                                      50%

18.            Pacific Casualty Company, Inc. (Hawaii)                                                  100%


                                  Exhibit 24.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 333-82155) of Ascent Assurance, Inc. and its subsidiaries of our reports dated March 29, 2000, appearing on pages 28 and 29 of this Form 10-K.






 /s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2000