Form 10-Q
period 2000-03-31
ASCENT ASSURANCE INC
filed 2000-05-12
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2000

                          Commission File Number 1-8538

                             ASCENT ASSURANCE, INC.
                        ---------------------------------
             (Exact name of Registrant as specified in its Charter)


        DELAWARE                                        73-1165000
------------------------                      ------------------------------
(State of Incorporation)                   (I.R.S. Employer Identification No.)


 110 West Seventh Street, Suite 300, Fort Worth, Texas                 76102
--------------------------------------------------------             ---------
(Address of Principal Executive Offices)                             (Zip Code)


                                  817-878-3300
              (Registrant's Telephone Number, including Area Code)

                                       N/A
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)


Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO_____

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. YES X NO___


Common Stock - Par Value $.01      6,500,000 Shares Outstanding at May 12, 2000

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION
                                                                                                           Page No.

Item 1 - Financial Statements

       Ascent Assurance, Inc. Condensed Consolidated Balance Sheets
       at March 31, 2000 and December 31, 1999...............................................................3

       Ascent Assurance, Inc. Condensed Consolidated Statement of Income
       for the Three Months Ended March 31, 2000.............................................................4

       Westbridge Capital Corp. Condensed Consolidated Statement of Income
       for the Three Months Ended March 31, 1999.............................................................5

       Ascent Assurance, Inc. Consolidated Statement of Comprehensive Income
       for the Three Months Ended March 31, 2000.............................................................6

       Westbridge Capital Corp. Consolidated Statement of Comprehensive Income
       for the Three Months Ended March 31, 1999.............................................................7

       Ascent Assurance, Inc. Condensed Consolidated Statement of Cash Flows
       for the Three Months Ended March 31, 2000.............................................................8

       Westbridge Capital Corp. Condensed Consolidated Statement of Cash Flows
       for the Three Months Ended March 31, 1999.............................................................9

       Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
       Equity for the Three Months Ended March 31, 2000.....................................................10

       Notes to Condensed Consolidated Financial Statements.................................................11

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
               Operations
       General..............................................................................................14
       Business Overview....................................................................................14
       Operating Results....................................................................................15
       Financial Condition..................................................................................17
       Liquidity, Capital Resources and Statutory Capital and Surplus.......................................19
       Forward-Looking Statements...........................................................................21

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K...................................................................23


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                         March 31,         December 31,
                                                                                           2000                1999
                                                                                       (Unaudited)          (Audited)
                                                                                      ---------------    ----------------
Assets                                                                               (in thousands, except per share data)
Investments:
  Fixed Maturities:
     Available-for-sale, at market value (amortized cost $104,420 and $103,436)       $      98,817      $      97,563
  Equity securities, at market (cost $1,365)                                                  1,346              1,313
  Other investments                                                                             392                413
  Short-term investments                                                                      7,884             10,904
                                                                                      ---------------    ----------------
     Total Investments                                                                      108,439            110,193

Cash                                                                                          5,395              5,110
Accrued investment income                                                                     1,885              2,030
Receivables from agents, net of allowance for doubtful accounts of $5,942 and
$6,060                                                                                        6,689              7,062
Deferred policy acquisition costs                                                            21,102             19,393
Deferred tax asset, net                                                                       7,370              7,086
Property and equipment, net of accumulated deprecation of $1,707 and $1,546                   6,645              6,272
Other assets                                                                                  7,560              6,544
                                                                                      ---------------    ----------------
     Total Assets                                                                     $     165,085      $     163,690
                                                                                      ===============    ================

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:

  Policy liabilities and accruals:
     Future policy benefits                                                           $      59,468      $      57,119
     Claim reserves                                                                          39,212             38,776
                                                                                      ---------------    ----------------
     Total policy liabilities and accruals                                                   98,680             95,895

Accounts payable and other liabilities                                                       10,955             13,592
Notes payable                                                                                 7,764              7,162
                                                                                      ---------------    ----------------
     Total liabilities                                                                      117,399            116,649
                                                                                      ---------------    ----------------

Redeemable Convertible Preferred Stock                                                       25,130             23,257
                                                                                      ---------------    ----------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000 shares authorized; 6,500,000 shares
    issued)                                                                                      65                 65
  Capital in excess of par value                                                             27,438             27,338
  Accumulated other comprehensive income, net of tax                                         (3,698)            (3,851)
  Retained (deficit) earnings                                                                (1,249)               232
                                                                                      ---------------    ----------------
     Total Stockholders' Equity                                                              22,556             23,784
                                                                                      ---------------    ----------------
     Total Liabilities, Preferred Stock and Stockholders' Equity                      $     165,085      $     163,690
                                                                                      ===============    ================

See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                             March 31, 2000
                                                           -----------------
                                                         (in thousands, except
                                                            per share data)
Revenues:
  Premiums:
     First-year                                           $         6,709
     Renewal                                                       22,296
                                                          -----------------
     Total Premiums                                                29,005

  Net investment income                                             2,078
  Fee and service income                                            4,896
  Net realized gain on investments                                     17
                                                          -----------------
                                                                   35,996
                                                          -----------------
Benefits, claims and expenses:
  Benefits and claims                                              23,682
  Amortization of deferred policy acquisition costs                   580
  Commissions                                                       4,971
  General and administrative expenses                               6,746
  Taxes, licenses and fees                                          1,191
  Interest expense on notes payable                                    84
                                                          -----------------
                                                                   37,254
                                                          -----------------

Loss before income taxes                                           (1,258)
Income tax benefit                                                    428
                                                          -----------------

     Net loss                                              $         (830)
                                                          =================

Preferred Stock dividends                                             651
                                                          -----------------
Loss applicable to common stockholders                     $       (1,481)
                                                          =================

Basic and diluted loss per common share                    $        (0.23)
                                                          =================

Basic and diluted weighted average shares outstanding               6,500
                                                          =================


See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                                    (Audited)

                                                          Three Months Ended
                                                            March 31, 1999
                                                          ------------------
                                                         (in thousands, except
                                                             per share data)
Revenues:
  Premiums:
     First-year                                              $        3,121
     Renewal                                                         26,827
                                                             ----------------
     Total Premiums                                                  29,948
  Net investment income                                               2,562
  Fee and service income                                              4,263
  Net realized gain on investments                                       41
                                                             ----------------
                                                                     36,814
                                                             ----------------

Benefits, claims and expenses:
  Benefits and claims                                                21,799
  Amortization of deferred policy acquisition costs                     286
  Commissions                                                         6,134
  General and administrative expenses                                 6,635
  Taxes, licenses and fees                                            1,059
  Interest expense on notes payable                                     119
  Interest expense on retired/canceled debt                             507
                                                             ----------------
                                                                     36,539

                                                             ----------------

Income before income taxes                                              275
Federal income tax expense                                              (67)
                                                             ----------------

     Net income                                              $          208
                                                             ================

Basic and diluted earnings per common share                  $          .03
                                                             ================

Basic and diluted weighted average shares outstanding                 7,032
                                                             ================


See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                              March 31, 2000
                                                            -----------------
                                                             (in thousands)

Net loss                                                     $        (830)
Other comprehensive income:
  Unrealized holding gain arising during
    period, net of tax                                                 164
  Reclassification adjustment of gain on sales
    of investments included in net income, net of tax                  (11)
                                                            -----------------

Comprehensive loss                                           $        (677)
                                                            =================


See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Audited)

                                                            Three Months Ended
                                                              March 31, 1999
                                                            -----------------
                                                              (in thousands)

Net income                                                  $          208
Other comprehensive (loss):
  Unrealized holding (loss) arising during
    period, net of tax                                              (1,959)
  Reclassification adjustment of gain on sales
    of investments included in net income, net of tax                  (27)
                                                            -----------------

Comprehensive (loss)                                        $       (1,778)
                                                            =================


See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                              March 31, 2000
                                                            -----------------
                                                             (in thousands)
Cash Flow From Operating Activities:

Net loss                                                    $         (830)
  Adjustments to reconcile net income to cash provided by
       (used for) operating activities:
     Decrease in accrued investment income                             145
     Amortization of deferred policy acquisition costs                 580
     Decrease in receivables from agents                               373
     Addition to deferred policy acquisition costs                  (2,289)
     Increase in other assets                                       (1,016)
     Increase in policy liabilities and accruals                     2,785
     Decrease in accounts payable and other liabilities             (2,637)
     Increase in deferred income taxes, net                           (284)
     Other, net                                                      1,552
                                                             ----------------
     Net Cash Used For Operating Activities                         (1,621)
                                                             ----------------

Cash Flow From Investing Activities:

  Proceeds from investments sold:
     Fixed maturities, called or matured                               873
     Fixed maturities, sold                                            906
     Other investments, sold or matured                              3,041
  Cost of investments acquired                                      (2,981)
  Property and equipment purchased                                    (535)
                                                             ----------------
     Net Cash Provided By Investing Activities                       1,304
                                                             ----------------

Cash Flow From Financing Activities:

  Issuance of notes payable                                            742
  Repayment of notes payable                                          (140)
                                                             ----------------
  Net Cash Provided By Financing Activities                            602
                                                             ----------------

  Increase In Cash During Period                                       285
  Cash At Beginning Of Period                                        5,110
                                                             ----------------
  Cash At End Of Period                                      $       5,395
                                                             ================


See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Audited)

                                                             Three Months Ended
                                                               March 31, 1999
                                                             -----------------
                                                               (in thousands)
Cash Flow From Operating Activities:
Net income                                                   $          208
  Adjustments to reconcile net income to cash provided by
       (used for) operating activities:
     Amortization of deferred policy acquisition costs                  286
     Decrease in receivables from agents                              1,678
     Addition to deferred policy acquisition costs                   (1,148)
     Increase in other assets                                        (1,007)
     Decrease in policy liabilities and accruals                     (2,181)
     Increase in accounts payable and other liabilities               4,428
     Increase in deferred income taxes, net                          (1,070)
     Other, net                                                       1,308
                                                             -----------------
     Net Cash Provided By Operating Activities                        2,502
                                                             -----------------

Cash Flow From Investing Activities:
  Proceeds from investments sold:
     Fixed maturities, called or matured                              2,215
     Fixed maturities, sold                                           4,904
     Other investments, sold or matured                                 139
  Cost of investments acquired                                       (5,851)
  Other                                                                (873)
                                                             -----------------
     Net Cash Provided By Investing Activities                          534
                                                             -----------------

Cash Flow From Financing Activities:
  Retirement of senior subordinated debentures                      (15,167)
  Issuance of Preferred Stock                                        15,167
  Issuance of notes payable                                             911
  Repayment of notes payable                                         (2,015)
                                                             -----------------
     Net Cash Used For Financing Activities                          (1,104)
                                                             -----------------

  Increase In Cash During Period                                      1,932
  Cash At Beginning Of Period                                           278
                                                             -----------------
  Cash At End Of Period                                      $        2,210
                                                             =================


See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except per share data)



                                                                              Accumulated
                                                                  Capital        Other        Retained         Total
                                               Common Stock      in Excess    Comprehensive   (Deficit)     Stockholders'
                                            Shares     Amount   of Par Value      Loss        Earnings         Equity

Balance at December 31, 1999               6,500,000   $  65    $   27,338    $    (3,851)    $     232     $    23,784

  Net (loss)                                                                                       (830)           (830)
  Preferred Stock dividend                                                                         (651)           (651)
  Other comprehensive income, net of tax                                              153                           153
  Amortization of unearned compensation                                100                                          100
                                          -----------  -------  ------------  --------------  ------------  -------------
Balance at March 31, 2000                  6,500,000   $  65    $   27,438    $    (3,698)    $  (1,249)    $   22,556
                                          ===========  =======  ============  ==============  ============  =============

See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge"), emerged from Chapter 11 reorganization proceedings (see Note 7). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

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

NOTE 2 - ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1999 amounts in order to conform to the 2000 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3 - EARNINGS PER SHARE ("EPS")

Under GAAP there are two measures of Earnings Per Share: "Basic Earnings Per Share" and "Diluted Earnings Per Share". Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding ("average shares") during the period. To obtain net income applicable to common shareholders for EPS computations, Preferred Stock dividends are deducted from net income. EPS for the three months ended March 31, 1999 is computed based upon the capital structure of Westbridge prior to the Effective Date of the Plan. As the accrual of Preferred Stock dividends was suspended on September 16, 1998, no Preferred Stock dividends were deducted in the computation of EPS for the three months ended March 31, 1999. Diluted EPS reflects the potential dilution of average shares that could occur if securities or other contracts to issue common stock were converted or exercised. For both the three months ended March 31, 2000 and 1999, the impact of common stock options and convertible notes were anti-dilutive and were not included in the calculation of EPS. The following table reflects the calculation of basic and diluted EPS:

                                                             Ascent            Westbridge
                                                            Three Months Ended March 31,
                                                              2000                1999
                                                        -----------------    ----------------
                                                     (amounts in 000's, except per share amounts)

Net (loss) income                                       $        (830)       $         208
Preferred Stock dividends                                        (651)                   -
                                                        -----------------    ----------------
(Loss) income applicable to common shareholders         $      (1,481)       $         208
                                                        =================    ================
Basic and diluted weighted average shares outstanding           6,500                7,032
                                                        =================    ================
Basic and diluted (loss) earnings per share             $       (0.23)       $        0.03
                                                        =================    ================

NOTE 4 - PREFERRED STOCK

Effective January 31, 2000, the Company declared and paid the contractual dividend of $1,873,965 on its Redeemable Convertible Preferred Stock ("Preferred Stock"), which was accrued at December 31, 1999. The dividend was paid through the issuance of 1,873 additional shares of Preferred Stock and a $965 distribution of cash. Dividends on the Company's Preferred Stock are payable in cash or through issuance of additional shares of Preferred Stock at the Company's option.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

NOTE 6 - REORGANIZATION EFFECTIVE MARCH 24, 1999

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

The Plan provided for the recapitalization of certain old debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Additional information regarding the reorganization is disclosed in the Company's 1999 Report on Form 10-K.

NOTE 7 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Departments of the States of Domicile of the Company's Insurance Subsidiaries have adopted the Codification effective January 1, 2001. The Company does not expect Codification guidance to materially impact statutory surplus.

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not participated in derivative or hedging activities, the Company's financial statements are not affected by SFAS 133.

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent Assurance, Inc.("Ascent"), adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp.("Westbridge") emerged from Chapter 11 reorganization proceedings. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries. For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 2 and 6 to the Condensed Consolidated Financial Statements included at Part 1, Item I.

The following discussion provides management's assessment of financial condition at March 31, 2000 as compared to December 31, 1999 and results of operations for the three months ended March 31, 2000 as compared to March 31, 1999 for the Company. This discussion updates the "Management's Discussion and Analysis of Financial condition and Results of Operations" in the Company's 1999 Report on Form 10-K and should be read in conjunction therewith. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements (see "Forward-Looking Statements").

BUSINESS OVERVIEW

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions received by the Company for sales of insurance products underwritten primarily by unaffiliated managed care organizations (such sales have been significantly curtailed).

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended March 31, 2000 and on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the three months ended March 31, 1999. (In thousands except insurance operating ratios.)

                                           Three Months Ended March 31,
                                       ------------------------------------
                                                            Proforma Ascent
                                             2000                 1999
                                       ----------------     ---------------
Premiums                               $       29,005       $      29,948
Other                                             685                 224
                                       ----------------     ---------------
Total insurance operating revenue              29,690              30,172

Benefits and claims                            23,682              21,799
Commissions                                     3,110               3,522
Amortization of deferred policy
   acquisition costs                              580                 286
General and administrative expense              5,122               5,479
Taxes, licenses and fees                        1,191               1,059
                                       ----------------     ----------------
Total insurance operating expenses             33,685              32,145

                                       ----------------     ----------------
     Insurance Operating Results               (3,995)             (1,973)
                                       ----------------     ----------------

Fee and service income                          4,211               4,039
Fee and service expense                        (3,485)             (3,768)
                                       ----------------     ----------------
     Fee and Service Results                      726                 271
                                       ----------------     ----------------

Net investment income                           2,078               2,562
Net realized gain on investments                   17                  41
Interest expense on notes payable                 (84)               (119)
                                       ----------------     ----------------
     (Loss) Income Before Income Taxes         (1,258)                782

Income tax benefit (expense)                      428                (266)
                                       ----------------     ----------------


     Net (Loss) Income                 $         (830)      $         516
                                       ================     ================

Insurance Operating Ratios*

Benefits and claims                              81.6%               72.8%
Commissions                                      10.7%               11.8%
Amortization of deferred policy
   acquisition costs                              2.0%                1.0%
General and administrative expenses              17.3%               18.2%
Taxes, licenses and fees                          4.1%                3.5%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the first quarter of 2000, the Company incurred a loss before income taxes of $1.3 million compared to $0.8 million of income before income taxes for the first quarter of 1999. The unfavorable trend in pre-tax income was principally attributable to the 8.8 percentage point increase in the benefits and claims ratio which reduced insurance operating results and pre-tax income by $2.6 million.

The following narratives discuss the principal components of insurance operating results and net investment income.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                          Three Months Ended March 31,
                                     -------------------------------------
                                            2000                 1999
                                     ----------------    -----------------
Medical Expense:
  First-year                         $        6,218      $       2,797
  Renewal                                     8,564             11,285
                                     ----------------    -----------------
     Subtotal                                14,782             14,082
                                     ----------------    -----------------
Specified Disease:
  First-year                                    374                297
  Renewal                                     6,801              7,268
                                     ----------------    -----------------
     Subtotal                                 7,175              7,565
                                     ----------------    -----------------
Medicare Supplement:
  First-year                                      -                 27
  Renewal                                     6,469              8,134
                                     ----------------    -----------------
     Subtotal                                 6,469              8,161
                                     ----------------    -----------------
Other                                           579                140
                                     ----------------    -----------------
     Total Premium Revenue           $       29,005      $      29,948
                                     ================    =================

Total premiums decreased $0.9 million, or 3%, in the first quarter of 2000 as compared to the first quarter of 1999 due to a decrease in renewal premiums of $4.5 million, or 17%, that was partially offset by an increase in first-year premiums of $3.6 million or 115%.

The decrease in renewal premiums was comprised of a $2.7 million, or 24%, decrease in Medical Expense premiums; a $1.7 million, or 21%, decrease in Medicare Supplement premiums; and a $0.4 million, or 20%, decrease in Specified Disease premiums. The cancellation of unprofitable blocks of business and decreased persistency resulting from the implementation of rate increases on less profitable blocks of business were the principal factors driving the decline in renewal premiums.

The increase in first-year premiums was primarily due to a $3.4 million, or 122%, increase in Medical Expense premiums. The increase in first-year premiums was attributable to an increase in submitted new business production resulting from growth in the Company's agency force, the regulatory approval of new Medical Expense products and the opening of new regions.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The increase in the ratio of benefits and claims to premium compared to the first quarter of 1999 was due primarily to unfavorable paid claims experience in the Medical Expense line of business for both first-year and renewal business. The Company continues to pursue initiatives to reduce its benefits and claims to premium ratio including increased production of profitable products and active premium rate increase management.

Net investment income. Net investment income decreased by $0.5 million, or 19%, for the first quarter of 2000 as compared to the same period of 1999 primarily due to a 15% decrease in average invested assets.

FINANCIAL CONDITION

Investments. The following table summarizes the Company's fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company's fixed maturity securities are classified as available-for-sale and are carried at estimated market value. Estimated market value represents the closing sales prices of marketable securities. Investments in the debt securities of corporations are principally in publicly traded bonds.

                                                   March 31, 2000              December 31, 1999
                                              -------------------------    -------------------------
                                                  Market                       Market
Fixed Maturity Securities                         Value            %           Value            %
--------------------------------------        --------------    -------    --------------    -------
                                              (in thousands)               (in thousands)
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                            $    10,128         10.2     $    10,688         11.0
Finance                                            24,861         25.2          23,950         24.5
Public utilities                                    9,318          9.4           9,128          9.4
Mortgage-backed                                     9,278          9.4           7,725          7.9
States, municipalities and political
  subdivisions                                      1,886          1.9           1,867          1.9
All other corporate bonds                          43,346         43.9          44,205         45.3
                                              --------------    -------    --------------    -------
     Total fixed maturity securities          $    98,817        100.0     $    97,563        100.0
                                              ==============    =======    ==============    =======

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit. Ratings are the lower of those assigned by Standard & Poor's and Moody's, when available, and are shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable NAIC's designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" and NAIC 2 fixed maturity securities have been classified as "BBB".


                                                       March 31, 2000                December 31, 1999
                                                 --------------------------     --------------------------
Composition of Fixed Maturity                         Market                        Market
Securities by Rating                                  Value           %             Value             %
---------------------------------------------    --------------    --------     --------------    --------
                                                 (in thousands)                 (in thousands)
Ratings
Investment grade:

   U.S. Government and agencies                  $    19,405          19.6      $    18,414          18.9
   AAA                                                 2,048           2.1            1,865           1.9
   AA                                                  9,051           9.2           10,277          10.5
   A                                                  37,142          37.6           35,823          36.7
   BBB                                                29,482          29.8           29,732          30.5
Non-Investment grade:
   BB                                                  1,340           1.4            1,133           1.2
   B and below                                           349           0.3              319           0.3
                                                 --------------    ---------    --------------    ---------
     Total fixed maturity securities             $    98,817         100.0      $    97,563         100.0
                                                 ==============    =========    ==============    =========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 2000 and December 31, 1999 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                       March 31, 2000               December 31, 1999
                                                 --------------------------    --------------------------
Composition of Fixed Maturity                        Market                        Market
Securities by Maturity                               Value            %            Value            %
---------------------------------------------    --------------    --------    --------------    --------
                                                 (in thousands)                (in thousands)
Scheduled Maturity

Due in one year or less                          $     4,720          4.8      $     4,012          4.1
Due after one year through five years                 36,036         36.5           33,311         34.2
Due after five years through ten years                24,033         24.3           26,367         27.0
Due after ten years                                   24,750         25.0           26,148         26.8
Mortgage-backed securities                             9,278          9.4            7,725          7.9
                                                 --------------    --------    ---------------   --------
     Total fixed maturity securities             $    98,817        100.0      $    97,563        100.0
                                                 ==============    ========    ===============   ========


Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $39.2 million at March 31, 2000 as compared to $38.8 million at December 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; and (4) writings of significant blocks of new business. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $59.5 million at March 31, 2000 as compared to $57.1 million at December 31, 1999. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance subsidiaries, and tax payments under a tax sharing agreement among Ascent and its subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. During the first quarter of 2000, the Company funded capital contributions of $2.0 million to its Insurance Subsidiaries. The Company expects to make additional contributions to its Insurance Subsidiaries to support planned growth in 2000. Continued adverse paid claims experience in Medical Expense products could have a material adverse impact on the Company's ability to provide sufficient capital contributions to its Insurance Subsidiaries to support planned growth. As of March 31, 2000, Ascent and its non-insurance subsidiaries held approximately $5.1 million in unrestricted cash and invested assets as compared to $8.7 million at December 31, 1999.

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. Preferred Stock dividends for 1999 were paid in January 2000 through the issuance of 1,873 additional shares of Preferred Stock and a $965 distribution of cash.

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

Insurance   Subsidiaries.   The  primary  sources  of  cash  for  the  Insurance
Subsidiaries are premiums and income on invested assets. Additional cash is periodically provided by capital contributions from the Company (see "Ascent" discussion above) and from the sale of short-term investments and could, if necessary, be provided through the sale of long-term investments and blocks of business. The Insurance Subsidiaries' primary uses for cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees.

Inflation will affect claim costs on the Company's Medicare Supplement and Medical Expense products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare Supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the Medical Expense products will increase. The Company has somewhat mitigated its exposure to inflation in incorporating certain limitations on the maximum benefits which may be paid under its policies and by filing for premium rate increases as necessary.

Consolidated. The Company's consolidated net cash (used for) provided by operations totaled $(1.6) million and $2.5 million for the first quarter of 2000 and 1999, respectively. The $4.1 million increase in cash out flow from operations was primarily attributable to the increase in the ratio of benefits and claims to premiums.

Net cash provided by investing activities for the first quarter of 2000 and 1999 totaled $1.3 million and $0.5 million, respectively. The increase in net cash provided by investment activities for 2000 was primarily used to fund the Company's operating activities.

Net cash provided by (used for) financing activities totaled $0.6 million and $(1.1) million for the first quarter of 2000 and 1999, respectively. Financing activities during the first three months of 2000 include $0.7 million in borrowings related to the Company's receivable financing program, and $0.1 million in repayments related to the term loan facility. Financing activities for the same period in 1999 relate primarily to the net borrowings and repayments associated with the Company's receivables financing program. In addition, cash used for financing activities for 1999 include approximately $15 million of cash receipts and corresponding outflows related to the reorganization effective March 24, 1999.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent which has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank N. A. ("LaSalle"). This Credit Agreement, as amended, provides AFI with a $7.5 million three-year revolving loan facility which expires on June 5, 2001. The proceeds of this facility are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. Under this commission-advancing program, the Company's receivables from subagents totaled approximately $6.7 million and approximately $4.6 million was outstanding under the Credit Agreement at March 31, 2000. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Furthermore, Ascent has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of March 31, 2000, there were no events of default under the Credit or Guaranty Agreements.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At March 31, 2000, approximately $3.2 million was outstanding under the term loan facility.

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

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

     the  effect of economic and market conditions

     further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses actions that may be taken by insurance regulatory authorities adverse developments in the timing or results of the Company's current strategic business plan the difficulty in controlling health care costs and integrating new operations

     the  ability   of  the   Company  to  realize   anticipated   general   and
     administrative expense savings and overhead reductions from system replacement initiatives

     the  ability  of  management   to  return  the   Company's   operations  to
     profitability, and

     the possible negative effects of prospective health care reform.

Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 10-K for the year ended December 31, 1999. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

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

27.1      Financial Data Schedule (included in electronic filing only).

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.

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










Dated at Fort Worth, Texas
May 12, 2000