Form 10-Q
period 2000-06-30
ASCENT ASSURANCE INC
filed 2000-08-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2000

                          Commission File Number 1-8538

                             ASCENT ASSURANCE, INC.
                             ----------------------
             (Exact name of Registrant as specified in its Charter)

DELAWARE                                                              73-1165000
--------                                                              ----------
(State of Incorporation)                    (I.R.S. Employer Identification No.)

110 West Seventh Street, Suite 300, Fort Worth, Texas                      76102
-----------------------------------------------------                      -----
(Address of Principal Executive Offices)                              (Zip Code)

                                  817-878-3300
              (Registrant's Telephone Number, including Area Code)

                                       N/A
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X     NO

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X         NO

Common Stock - Par Value $.01       6,500,000 Shares Outstanding at May 12, 2000

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q


PART 1 - FINANCIAL INFORMATION                                                                  Page No.
------------------------------                                                                  --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at June 30, 2000 and
December 31, 1999                                                                                    2

Ascent Assurance, Inc. Condensed Consolidated Statements of Income for the Three
Months Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000
                                                                                                     3

Westbridge Capital Corp. Condensed Consolidated Statement of Income for the Three
Months ended March 31, 1999                                                                          4

Ascent Assurance, Inc. Condensed Consolidated Statements of Comprehensive Income for the
Three Months Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000                     5

Westbridge Capital Corp. Consolidated Statement of Comprehensive Income for the Three
Months Ended March 31, 1999                                                                          6

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows for the Three
Months Ended June 30, 2000 and 1999 and the Six Months Ended June 30, 2000                           7

Westbridge Capital Corp. Condensed Consolidated Statement of Cash Flows for the Three
Months Ended March 31, 1999                                                                          8

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders' Equity for
the Six Months Ended June 30, 2000                                                                   9

Notes to Condensed Consolidated Financial Statements                                                10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

General                                                                                             13
Business Overview                                                                                   13
Operating Results                                                                                   14
Financial Condition                                                                                 16
Liquidity, Capital Resources and Statutory Capital and Surplus                                      18
Forward-Looking Statements                                                                          20

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                                        22
Item 6 - Exhibits and Reports on Form 8-K                                                           23


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     June 30,         December 31,
                                                                       2000               1999
                                                                   (Unaudited)          (Audited)
                                                                  ---------------    ----------------
Assets                                                           (in thousands, except per share data)
------
Investments:
  Fixed Maturities:
     Available-for-sale, at market value (amortized
          cost $106,166 and $103,436)                             $      99,708      $      97,563
  Equity securities, at market (cost $1,365)                              1,200              1,313
  Other investments                                                         430                413
  Short-term investments                                                 14,798             10,904
                                                                  ---------------    ----------------
     Total Investments                                                  116,136            110,193

Cash                                                                      3,665              5,110
Accrued investment income                                                 2,023              2,030
Receivables from agents, net of allowance for doubtful
    accounts of $5,809 and $6,060                                         7,827              7,062
Deferred policy acquisition costs                                        23,331             19,393
Deferred tax asset, net                                                   8,035              7,086
Property and equipment, net of accumulated depreciation
    of $2,010 and $1,546                                                  6,604              6,272
Other assets                                                              7,373              6,544
                                                                  ---------------    ----------------
     Total Assets                                                 $     174,994      $     163,690
                                                                  ===============    ================

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:

  Policy liabilities and accruals:
     Future policy benefits                                       $      61,064      $      57,119
     Claim reserves                                                      44,809             38,776
                                                                  ---------------    ----------------
     Total policy liabilities and accruals                              105,873             95,895

Accounts payable and other liabilities                                   14,495             13,592
Notes payable                                                             8,770              7,162
                                                                  ---------------    ----------------
     Total liabilities                                                  129,138            116,649
                                                                  ---------------    ----------------

Redeemable Convertible Preferred Stock                                   25,130             23,257
                                                                  ---------------    ----------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000 shares
       authorized; 6,500,000 shares issued)                                  65                 65
  Capital in excess of par value                                         27,538             27,338
  Accumulated other comprehensive loss, net of tax                       (4,371)            (3,851)
  Retained (deficit) earnings                                            (2,506)               232
                                                                  ---------------    ----------------
     Total Stockholders' Equity                                          20,726             23,784
                                                                  ---------------    ----------------
     Total Liabilities, Preferred Stock and Stockholders'Equity   $     174,994      $     163,690
                                                                  ===============    ================

       See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                       Three Months               Six Months
                                                           Ended                     Ended
                                                          June 30,                  June 30,
                                                ---------------------------      ------------
                                                    2000           1999              2000
                                                -----------     -----------      ------------
                                                    (in thousands, except per share data)
Revenues:
  Premiums:
     First-year                                 $   7,230       $   3,903        $   13,939
     Renewal                                       21,998          25,671            44,294
                                                -----------     -----------      ------------
                                                   29,228          29,574            58,233
  Net investment income                             2,266           2,333             4,344
  Fee and service income                            5,294           4,196            10,190
  Net realized loss on investments                   (254)            (63)             (237)
                                                -----------     -----------     ------------
                                                   36,534          36,040            72,530
                                                -----------     -----------     ------------
Benefits, claims and expenses:
  Benefits and claims                              22,962          21,733            46,644
  Amortization of deferred policy
     acquisition costs                                641             392             1,221
  Commissions                                       4,409           4,937             9,380
  General and administrative expenses               7,775           5,945            14,521
  Taxes, licenses and fees                          1,513           1,293             2,704
  Interest expense on notes payable                   152             119               236
                                                -----------     -----------      ------------
                                                   37,452          34,419            74,706
(Loss) income before income taxes                    (918)          1,621            (2,176)
Federal income tax benefit (expense)                  312            (567)              740
                                                -----------     -----------      ------------
     Net (loss) income                          $    (606)      $   1,054        $   (1,436)
                                                ===========     ===========      ============
Preferred stock dividends                             651             647             1,302
                                                -----------     -----------      ------------
(Loss)income applicable to common stockholders  $  (1,257)      $     407        $   (2,738)
                                                ===========     ===========      ============
Basic and diluted (loss) earnings per
   common share                                 $    (.19)      $     .06        $     (.42)
                                                ===========     ===========      ============
Weighted average shares outstanding:

  Basic                                             6,500           6,500             6,500
                                                ===========     ===========      ============
  Diluted                                           6,500           6,530             6,500
                                                ===========     ===========      ============

        See the Notes to the Condensed Consolidated Financial Statements.

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
                                                             ================

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                     Three Months        Six Months
                                                        Ended               Ended
                                                       June 30,            June 30,
                                               -----------------------   -----------
                                                  2000         1999         2000
                                               ----------   ----------   -----------
                                               (in thousands, except per share data)

Net (loss) income                              $   (606)    $  1,054     $  (1,436)
Other comprehensive (loss) income:
  Unrealized holding loss arising during
    period, net of tax                             (841)      (2,013)         (677)
  Reclassification adjustment of loss on
    sales of investments included in net
    income, net of tax                              168           41           157
                                               ----------   ----------   -----------
Comprehensive loss                             $ (1,279)    $   (918)    $  (1,956)
                                               ==========   ==========   ===========

        See the Notes to the Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                    (Audited)


                                                    Three Months Ended
                                                      March 31, 1999
                                                    -------------------
                                                      (in thousands)
Net income                                          $          208
Other comprehensive loss:
  Unrealized holding loss arising during
    period, net of tax                                      (1,959)
  Reclassification adjustment of gain on
    sales of investments included in
    net income, net of tax                                     (27)
                                                    -------------------
Comprehensive loss                                  $       (1,778)
                                                    ===================

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Three Months           Six Months
                                                                         Ended                  Ended
                                                                        June 30,               June 30,
                                                               -------------------------     -----------
                                                                  2000           1999            2000
                                                               ----------     ----------     -----------
                                                                (in thousands, except per share data)
Cash Flow From Operating Activities:
Net (loss) income                                              $   (606)      $  1,054       $  (1,436)
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities
    (Increase) decrease in accrued investment income               (138)            13               7
    Amortization of deferred policy acquisition costs               641            864           1,221
    (Increase) decrease in receivables from agents               (1,138)         1,244            (765)
    Addition to deferred policy acquisition costs                (2,870)        (2,208)         (5,159)
    Decrease (increase) in other assets                             187          1,053            (829)
    Increase (decrease) in policy liabilities and
      accruals                                                    7,193         (1,660)          9,978
    Increase (decrease) in accounts payable and other
      liabilities                                                 3,540         (2,552)            903
    Increase in deferred income taxes, net                         (665)        (1,027)           (949)
    Other, net                                                      449          1,405           2,001
                                                               ----------     ----------     -----------
    Net Cash Provided By (Used For) Operating Activities          6,593         (1,814)          4,972
                                                               ----------     ----------     -----------

Cash Flow From Investing Activities:
    Proceeds from investments sold:
      Fixed maturities, called or matured                         1,125            807           1,998
      Fixed maturities, sold                                      2,808          6,563           3,714
      Other investments, sold or matured                              -             58           3,041
    Cost of investments acquired                                (12,977)        (2,927)        (15,958)
    Property and equipment purchased                               (285)        (1,163)           (820)
                                                               ----------     ----------     -----------
    Net Cash (Used For) Provided By Investing Activities         (9,329)         3,338          (8,025)
                                                               ----------     ----------     -----------

Cash Flow From Financing Activities:
    Issuance of notes payable                                     1,146          1,408           1,888
    Repayment of notes payable                                     (140)        (2,987)           (280)
                                                               ----------     ----------     -----------
    Net Cash Provided By Financing Activities                     1,006         (1,579)          1,608
                                                               ----------     ----------     -----------

    Decrease In Cash During Period                               (1,730)           (55)         (1,445)
    Cash At Beginning Of Period                                   5,395          2,210           5,110
                                                               ----------     ----------     -----------
    Cash At End Of Period                                      $  3,665       $  2,155       $   3,665
                                                               ==========     ==========     ===========

        See the Notes to the Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Audited)


                                                            Three Months Ended
                                                               March 31, 1999
                                                             -----------------
                                                              (in thousands)
Cash Flow From Operating Activities:
Net income                                                   $           208
  Adjustments to reconcile net income to cash
     provided by (used for)operating activities:
     Amortization of deferred policy acquisition costs                   286
     Decrease in receivables from agents                               1,678
     Addition to deferred policy acquisition costs                    (1,148)
     Increase in other assets                                         (1,007)
     Decrease in policy liabilities and accruals                      (2,181)
     Increase in accounts payable and other liabilities                4,428
     Increase in deferred income taxes, net                           (1,070)
     Other, net                                                        1,308
                                                             -----------------
     Net Cash Provided By Operating Activities                         2,502
                                                             -----------------

Cash Flow From Investing Activities:
  Proceeds from investments sold:
     Fixed maturities, called or matured                               2,215
     Fixed maturities, sold                                            4,904
     Other investments, sold or matured                                  139
     Cost of investments acquired                                     (5,851)
     Other                                                              (873)
                                                             -----------------
     Net Cash Provided By Investing Activities                           534
                                                             -----------------

Cash Flow From Financing Activities:
  Retirement of senior subordinated debentures                       (15,167)
  Issuance of Preferred Stock                                         15,167
  Issuance of notes payable                                              911
  Repayment of notes payable                                          (2,015)
                                                             -----------------
     Net Cash Used For Financing Activities                           (1,104)
                                                             -----------------

  Increase In Cash During Period                                       1,932
  Cash At Beginning Of Period                                            278
                                                             -----------------
  Cash At End Of Period                                      $         2,210
                                                             =================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                      (in thousands, except per share data)


                                                                                                  Accumulated
                                                                     Capital          Other         Retained       Total
                                                  Common Stock      in Excess     Comprehensive     (Deficit)   Stockholders'
                                                Shares    Amount   of Par Value        Loss         Earnings       Equity

Balance at December 31, 1999                  6,500,000   $  65    $    27,338    $    (3,851)    $     232     $   23,784

  Net loss                                                                                           (1,436)        (1,436)
  Preferred Stock dividend                                                                           (1,302)        (1,302)
  Other comprehensive loss, net of tax                                                   (520)                        (520)
  Amortization of unearned compensation                                    200                                         200
                                             -----------  -------  -------------  --------------  -----------   ------------
Balance at June 30, 2000                      6,500,000   $  65    $    27,538    $    (4,371)    $  (2,506)    $   20,726
                                             ===========  =======  =============  ==============  ===========   ============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge"), emerged from Chapter 11 reorganization proceedings (see Note 6). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

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

NOTE 2 - ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 1999 amounts in order to conform to the 2000 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 3 - EARNINGS PER SHARE ("EPS")

Under GAAP there are two measures of Earnings Per Share: "Basic Earnings Per Share" and "Diluted Earnings Per Share". Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding ("average shares") during the period. To obtain net income applicable to common shareholders for EPS computations, Preferred Stock dividends are deducted from net income. EPS for the three months ended March 31, 1999 is computed based upon the capital structure of Westbridge prior to the Effective Date of the Plan. As the accrual of Preferred Stock dividends was suspended on September 16, 1998, no Preferred Stock dividends were deducted in the computation of EPS for the three months ended March 31, 1999. Diluted EPS reflects the potential dilution of average shares that could occur if securities or other contracts to issue common stock were converted or exercised. For the periods shown below, the impact of common stock options and convertible notes were anti-dilutive and were not included in the calculation of EPS. The following table reflects the calculation of basic and diluted EPS:


                                                           Ascent                        Westbridge
                                             --------------------------------------     ------------
                                                   Three Months          Six Months     Three Months
                                                       Ended               Ended           Ended
                                                     June 30,             June 30,        March 31,
                                             ------------------------    ----------     ------------
    (amounts in 000's, except per share          2000        1999            2000           1999
                 amounts)
Net (loss) income                            $    (606)   $   1,054      $ (1,436)      $      208
Preferred Stock dividends                         (651)        (647)       (1,302)               -
                                             -----------  -----------    ----------     ------------
(Loss)income applicable to common
shareholders                                 $  (1,257)   $     407      $ (2,738)      $      208
                                             ===========  ===========    ==========     ============
Weighted average shares outstanding:
    Basic                                        6,500        6,500          6,500           7,032
    Diluted                                      6.500        6,530          6,500           7,032
Basic and diluted (loss) earnings per share  $    (.19)   $     .06      $   (.42)      $      .03
                                             ===========  ===========    ==========     ============

NOTE 4 - PREFERRED STOCK

Effective January 31, 2000, the Company declared and paid the contractual dividend of $1,873,965 on its Redeemable Convertible Preferred Stock ("Preferred Stock"), which was accrued at December 31, 1999. The dividend was paid through the issuance of 1,873 additional shares of Preferred Stock and a $965 distribution of cash. Dividends on the Company's Preferred Stock are payable in cash or through issuance of additional shares of Preferred Stock, at the Company's option.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

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

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB Statement 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not participated in derivative or hedging activities, the Company's financial statements are not affected by SFAS 133.

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

The following discussion provides management's assessment of financial condition at June 30, 2000 as compared to December 31, 1999 and results of operations for the three and six months ended June 30, 2000 as compared to the comparable 1999 periods for the Company. This discussion updates the "Management's Discussion and Analysis of Financial condition and Results of Operations" in the Company's 1999 Report on Form 10-K and should be read in conjunction therewith. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements (see "Forward-Looking Statements").

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended June 30, 2000 and 1999 and for the six months ended June 30, 2000. Results for the six months ended June 30, 1999 are reported on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity. (In thousands except insurance operating ratios.)


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30,                          June 30,
                                                      ------------------------------    --------------------------------
                                                           2000             1999              2000            1999
                                                      -------------     ------------    --------------   ---------------
                                                          Ascent           Ascent            Ascent      Proforma Ascent

Premiums                                              $     29,228      $    29,574     $     58,233     $     59,522
Other                                                          810              325            1,495              549
                                                      -------------     ------------    --------------   ---------------
Total insurance operating revenue                           30,038           29,899           59,728           60,071

Benefits and claims                                         22,962           21,733           46,644           43,532
Commissions                                                  2,838            2,961            5,948            6,483
Amortization of deferred policy acquisition costs              641              392            1,221              678
General and administrative expense                           5,843            4,662           10,965           10,141
Taxes licenses and fees                                      1,269            1,293            2,460            2,352
                                                      -------------     ------------    --------------   ---------------
Total insurance operating expenses                          33,553           31,041           67,238           63,186
                                                      -------------     ------------    --------------   ---------------
     Insurance operating results                            (3,515)          (1,142)          (7,510)          (3,115)
                                                      -------------     ------------    --------------   ---------------

Fee and service income                                       4,484            3,871            8,695            7,910
Fee and service expenses                                    (3,747)          (3,259)          (7,232)          (7,027)
                                                      -------------     ------------    --------------   ---------------
     Fee and service results                                   737              612            1,463              883
                                                      -------------     ------------    --------------   ---------------
Net investment income                                        2,266            2,333            4,344            4,895
Net realized loss on investments                              (254)            (63)             (237)             (22)
Interest expense on notes payable                             (152)            (119)            (236)            (238)
                                                      -------------     ------------    --------------   ---------------
     (Loss) income before income taxes                        (918)           1,621           (2,176)           2,403
Income tax benefit (expense)                                   312             (567)             740             (841)
                                                      -------------     ------------    --------------   ---------------
     Net (loss) income                                $       (606)     $     1,054     $     (1,436)    $      1,562
                                                      =============     ============    ==============   ===============

Insurance operating ratios*

  Benefits and claims                                         78.6%           73.5%            80.1%            73.1%
  Commissions                                                  9.7%           10.0%            10.2%            10.9%
  Amortization of deferred policy acquisition costs            2.2%            1.3%             2.1%             1.1%
  General and administrative expense                          19.5%           15.6%            18.4%            16.9%
  Taxes, licenses and fees                                     4.3%            4.4%             4.2%             4.0%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the second quarter of 2000, the Company incurred a loss before income taxes of $0.9 million compared to $1.6 million of income before income taxes for the second quarter of 1999. The unfavorable trend in pre-tax income was principally attributable to the 5.1 percentage point increase in the benefits and claims ratio and a 3.9 percentage point increase in general and administrative expenses which reduced insurance operating results and pre-tax income by $1.5 million and $1.2 million, respectively.

For the first six months of 2000, the pre-tax loss was $2.2 million, compared to $2.4 million of pre-tax income for the six months ended June 30, 1999. A 7.0 percentage point increase in the benefits and claims ratio was the principal contributor to the decline in pre-tax income.

The following narratives discuss the principal components of insurance operating results and net investment income.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                                         Three Months Ended        Six Months Ended
                                                              June 30,                  June 30,

                                                      -----------------------   -----------------------
                                                         2000         1999         2000         1999
                                                      ----------   ----------   ----------   ----------
                                                        Ascent       Ascent       Ascent      Proforma

                                                                                               Ascent

Medical Expense:
  First-year                                          $  6,629     $  3,566     $ 12,847     $  6,363
  Renewal                                                8,514       10,316       17,308       21,601
                                                      ----------   ----------   ----------   ----------
     Subtotal                                           15,143       13,882       30,155       27,964
                                                      ----------   ----------   ----------   ----------
Specified Disease:
  First-year                                               352          340          726          637
  Renewal                                                6,468        7,067       13,294       14,335
                                                      ----------   ----------   ----------   ----------
     Subtotal                                            6,820        7,407       14,020       14,972
                                                      ----------   ----------   ----------   ----------
Medicare Supplement:
  First-year                                                 -            -            -           22
  Renewal                                                6,574        8,152       13,074       16,291
                                                      ----------   ----------   ----------   ----------
     Subtotal                                            6,574        8,152       13,074       16,313
                                                      ----------   ----------   ----------   ----------
Other                                                      691          133          984          273
                                                      ----------   ----------   ----------   ----------
     Total Premium Revenue                            $ 29,228     $ 29,574     $ 58,233     $ 59,522
                                                      ==========   ==========   ==========   ==========

Total premiums decreased slightly by $0.3 million, or 1%, in the second quarter of 2000 as compared to the second quarter of 1999 as new business production almost fully offset the expected decline in renewal premiums from older, closed blocks of business. The Company is principally marketing medical expense products. No medicare supplement products are being marketed.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The increases in the ratio of benefits and claims to premiums for the second quarter of 2000 and the first six months of 2000 compared to the comparable 1999 periods were due primarily to unfavorable paid claims experience in the Medical Expense line of business for both first-year and renewal business. The Company continues to pursue initiatives to reduce its benefits and claims to premium ratio including increased production of profitable products and active premium rate increase management.

General and Administrative expense. For the second quarter of 2000 and the six months ended June 30, 2000, general and administrative expenses increased over the comparable 1999 period due to expenses related to the implementation in May, 2000 of the Company's new policy administration and claims data processing systems and increased new business production.

Net investment income. For the six months ended June 30, 2000, net investment income decreased $0.6 million, or 11%, as compared to the same period in 1999 primarily due to a 10% decrease in average invested assets.

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


                                                     June 30, 2000         December 31, 1999
                                                 --------------------    --------------------
                                                   Market                  Market
Fixed Maturity Securities                          Value         %         Value         %
---------------------------------------------    ----------   -------    ----------   -------
                                                    (in thousands)           (in thousands)
U.S. Government and governmental
agencies and authorities (except
mortgage-backed)                                 $   9,522       9.5     $  10,688      11.0
Finance                                             23,321      23.4        23,950      24.5
Public utilities                                     6,353       6.4         9,128       9.4
Mortgage-backed                                     13,548      13.6         7,725       7.9
States, municipalities and political
subdivisions                                         1,877       1.9         1,867       1.9
All other corporate bonds                           45,087      45.2        44,205      45.3
                                                 ----------   -------    ----------   -------
     Total fixed maturity securities             $  99,708     100.0     $  97,563     100.0
                                                 ==========   =======    ==========   =======

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


                                                     June 30, 2000        December 31, 1999
                                                 --------------------    --------------------
Composition of Fixed Maturity                      Market                  Market
Securities by Rating                               Value         %         Value         %
---------------------------------------------    ----------   -------    ----------   -------
                                                    (in thousands)           (in thousands)
Ratings
-------
Investment grade:
   U.S. Government and agencies                  $  23,070      23.1     $  18,414      18.9
   AAA                                               2,029       2.0         1,865       1.9
   AA                                                9,090       9.1        10,277      10.5
   A                                                36,319      36.5        35,823      36.7
   BBB                                              27,883      28.0        29,732      30.5
Non-Investment grade:
   BB                                                1,006       1.0         1,133       1.2
   B and below                                         311       0.3           319       0.3
                                                 ----------   -------    ----------   -------
     Total fixed maturity securities             $  99,708     100.0     $  97,563     100.0
                                                 ==========   =======    ==========   =======

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2000 and December 31, 1999 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                     June 30, 2000        December 31, 1999
                                                 --------------------    --------------------
Composition of Fixed Maturity                      Market                  Market
Securities by Maturity                             Value         %         Value         %
---------------------------------------------    ----------   -------    ----------   -------
                                                    (in thousands)          (in thousands)
Scheduled Maturity

Due in one year or less                          $   4,790       4.8     $   4,012       4.1
Due after one year through five years               26,963      27.0        33,311      34.2
Due after five years through ten years              29,120      29.2        26,367      27.0
Due after ten years                                 25,287      25.4        26,148      26.8
Mortgage-backed securities                          13,548      13.6         7,725       7.9
                                                 ----------   -------    ----------   -------
     Total fixed maturity securities             $  99,708     100.0     $  97,563     100.0
                                                 ==========   =======    ==========   =======

Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $44.8 million at June 30, 2000 as compared to $38.8 million at December 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $61.1 million at June 30, 2000 as compared to $57.1 million at December 31, 1999. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends from its operating subsidiaries, advances and management fees from non-insurance subsidiaries, and tax payments under a tax sharing agreement among Ascent and its subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions of $0.8 million in the second quarter of 2000 and $2.0 million in the first quarter of 2000 to its Insurance Subsidiaries. The Company expects to make additional contributions to its Insurance Subsidiaries to support planned growth in 2000 and 2001. Continued adverse paid claims experience in Medical Expense products could have a material adverse impact on the Company's ability to provide sufficient capital contributions to its Insurance Subsidiaries to support planned growth. As of June 30, 2000, Ascent held approximately $6.2 million in unrestricted cash and invested assets as compared to $8.7 million at December 31, 1999.

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. Preferred Stock dividends for 1999 were paid in January 2000 through the issuance of 1,873 additional shares of Preferred Stock and a $965 distribution of cash.

Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance departments of their respective state of domicile. NFL, a Delaware domestic company, is precluded from paying dividends in 2000 without the prior approval of the Delaware Insurance Commissioner, as its earned surplus is negative. Further, NFL has agreed to obtain prior approval for any future dividends. NFIC and AICT, Texas domestic companies, are also precluded from paying dividends during 2000 without the prior approval of the Texas Insurance Commissioner as both companies' earned surplus is negative. FLICA, a Mississippi domestic company, is precluded from paying dividends during 2000 without the prior approval of the Mississippi Insurance Commissioner as it recorded a net loss from operations for the year ended December 31, 1999.

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

Consolidated. The Company's consolidated net cash provided by (used for) operations totaled $6.6 million and $(1.8) million for the second quarter of 2000 and 1999, respectively. The $8.4 million increase in cash flow from operations was primarily attributable to a decrease in the benefits and claims paid during the second quarter of 2000, which resulted primarily from: (1) a loss of five production days due to the March 28, 2000 tornado in downtown Fort Worth where the Company's administrative offices are located and (2) a decrease in claims paid per examiner due to the challenges inherent with the introduction of the new data processing system for claim payments. The Company expects to resume normal claims processing levels by the end of the third quarter of 2000.

Net cash (used for) provided by investing activities for the second quarter of 2000 and 1999 totaled $(9.3) million and $3.3 million, respectively. The increase in net cash used for investment activities for 2000 was primarily for the purchase of fixed maturity and short-term investments.

Net cash provided by (used for) financing activities totaled $1.0 million and $(1.6) million for the second quarter of 2000 and 1999, respectively. Financing activities during the second quarter of 2000 include $1.1 million in borrowings related to the Company's receivable financing program, and $0.1 million in repayments related to the term loan facility. Financing activities for the same period in 1999 relate primarily to $3.0 million of repayments and $1.4 million of new borrowings associated with the Company's receivables financing program.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent which has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank N. A. ("LaSalle"). This Credit Agreement, as amended, provides AFI with a $7.5 million three-year revolving loan facility which expires on June 5, 2001. The proceeds of this facility are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. At June 30, 2000, approximately $5.7 million was outstanding under the Credit Agreement. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Furthermore, Ascent has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of August 14, 2000, there were no events of default under the Credit or Guaranty Agreements.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At June 30, 2000, approximately $3.0 million was outstanding under the term loan facility.

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

*    the  ability  of  management   to  return  the   Company's   operations  to
     profitability, and

*    the possible negative effects of prospective health care reform.

Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 10-K for the Year Ended December 31, 1999 and Form 10-Q for the Three Months Ended March 31, 2000. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

                             ASCENT ASSURANCE, INC.
                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11, 2000, Ascent Assurance, Inc. held its annual meeting of shareholders. At the meeting, the shareholders elected two directors of the Company and ratified the selection of PricewaterhouseCoopers LLP as the Company's independent accountants.

The shareholders elected Richard H. Hershman and Robert A. Peiser to serve on the Company's Board of Directors for a three year term expiring in 2003. The following table reflects the votes cast at the annual meeting:

                                               For                 Withheld

                                         ----------------      ----------------
          Richard H. Hershman               6,293,376               15,347
          Robert A. Peiser                  6,293,376               15,347

                   Total Votes Cast         6,308,723

Directors whose terms continued and the years in which their term expires are as follows:

         Director                  Term Expiration

----------------------------    ----------------------
Patrick J. Mitchell                     2001
James K. Steen                          2001
Paul E. Suckow                          2001
John H. Gutfreund                       2002
Michael A. Kramer                       2002

The Company's Board of Directors selected the firm of PricewaterhouseCoopers LLP as the independent accountants of the Company for 2000. At the annual meeting, the shareholders ratified the Board of Director's selection. Out of the total votes cast; 6,293,775 voted for; 14,776 voted against; and 172 abstained from voting.

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

3.3  Amendment to the By-Laws of the Company, effective as of April 5, 2000.

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

10.7 Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association.

10.8 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell.

10.9 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick H. O'Neill.


27.1 Financial Data Schedule (included in electronic filing only).

(b)  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                                                       Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ASCENT ASSURANCE, INC.

                                    /s/ Cynthia B. Koenig
                                   ----------------------
                                   Cynthia B. Koenig
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)
















Dated at Fort Worth, Texas
August 14, 2000