Form 10-Q
period 2000-09-30
ASCENT ASSURANCE INC
filed 2000-11-20
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2000

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

                                  817-878-3300
       -------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
  -----------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES  X       NO

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
YES  X           NO
    -------

Common Stock - Par Value $.01  6,500,000 Shares Outstanding at November 14, 2000

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

-------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
September 30, 2000 and December 31, 1999                                     2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
for the Three Months Ended September 30, 2000 and 1999, the Nine Months
Ended September 30, 2000 and the Six Months Ended September 30, 1999         3

Westbridge Capital Corp. Condensed Consolidated Statement of Operations
for the Three Months ended March 31, 1999                                    4

Ascent Assurance, Inc. Condensed Consolidated Statements of
Comprehensive Income for the Three Months Ended September 30, 2000 and
1999, the Nine Months Ended September 30, 2000 and the Six Months Ended
September 30, 1999                                                           5

Westbridge Capital Corp. Consolidated Statement of Comprehensive Income
for the Three Months Ended March 31, 1999                                    6

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
for the Three Months Ended September 30, 2000 and 1999, the Nine Months
Ended September 30, 2000 and the Six Months Ended September 30, 1999         7

Westbridge Capital Corp. Condensed Consolidated Statement of Cash Flows
for the Three Months Ended March 31, 1999                                    8

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
Equity for the Nine Months Ended September 30, 2000                          9

Notes to Condensed Consolidated Financial Statements                        10

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                     13
Business Overview                                                           13
Operating Results                                                           14
Financial Condition                                                         16
Liquidity, Capital Resources and Statutory Capital and Surplus              18
Forward-Looking Statements                                                  20

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   22

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2000            1999
                                                   (Unaudited)      (Audited)
                                                  -------------   ------------
                                                         (in thousands,
                                                     except per share data)
Assets
Investments:
  Fixed Maturities:
    Available-for-sale, at market value
    (amortized cost $108,807 and $103,436)        $   103,724     $   97,563
  Equity securities, at market (cost $1,365)            1,309          1,313
  Other investments                                       430            413
  Short-term investments                               11,490         10,904
                                                  -------------   ------------
     Total Investments                                116,953        110,193

Cash                                                    6,063          5,110
Accrued investment income                               1,820          2,030
Receivables from agents, net of allowance
  for doubtful accounts of $5,806 and $6,060            8,422          7,062
Deferred policy acquisition costs                      25,286         19,393
Deferred tax asset, net                                 7,917          7,086
Property and equipment, net of accumulated
  depreciation of $2,435 and $1,546                     6,506          6,272
Other assets                                            6,379          6,544
                                                  -------------   ------------
     Total Assets                                 $   179,346     $  163,690
                                                  =============   ============

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
     Future policy benefits                       $    60,953     $   57,119
     Claim reserves                                    42,998         38,776
                                                  -------------   ------------
     Total policy liabilities and accruals            103,951         95,895

Accounts payable and other liabilities                 20,351         13,592
Notes payable                                           9,651          7,162
                                                  -------------   ------------
     Total liabilities                                133,953        116,649
                                                  -------------   ------------

Redeemable Convertible Preferred Stock                 25,130         23,257
                                                  -------------   ------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000
    shares authorized; 6,500,000 shares issued)            65             65
  Capital in excess of par value                       27,534         27,338
  Accumulated other comprehensive loss,
    net of tax                                         (3,392)        (3,851)
  Retained (deficit) earnings                          (3,944)           232
                                                  -------------   ------------
     Total Stockholders' Equity                        20,263         23,784
                                                  -------------   ------------
     Total Liabilities, Preferred Stock
       and Stockholders' Equity                   $   179,346     $  163,690
                                                  =============   ============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months                Nine Months      Six Months
                                                                     Ended                      Ended            Ended
                                                                 September 30,              September 30,    September 30,
                                                        ------------------------------      -------------    -------------
                                                             2000             1999               2000             1999
                                                        -------------    -------------      -------------    -------------
                                                                       (in thousands, except per share data)
Revenues:
  Premiums:
     First-year                                         $     8,419      $     4,810        $    22,358      $     8,713
     Renewal                                                 22,412           23,702             66,706           49,373
                                                        -------------    -------------      -------------    -------------
                                                             30,831           28,512             89,064           58,086
  Net investment income                                       2,626            2,222              6,970            4,555
  Fee and service income                                      5,207            4,506             15,397            8,702
  Net realized gain (loss) on investments                        28             (107)              (209)            (170)
                                                        -------------    -------------      -------------    -------------
                                                             38,692           35,133            111,222           71,173
                                                        -------------    -------------      -------------    -------------

Benefits, claims and expenses:
  Benefits and claims                                        24,516           22,619             71,160           44,352
  Amortization of deferred policy acquisition
     costs                                                      780              502              2,001              894
  Commissions                                                 5,062            4,859             14,442            9,796
  General and administrative expenses                         8,094            6,042             22,614           11,987
  Taxes, licenses and fees                                    1,235            1,190              3,939            2,483
  Interest expense on notes payable                             198               85                435              204
Resolution of pre-confirmation contingencies                      -           (1,235)                 -           (1,235)
                                                        -------------    -------------      -------------    -------------
                                                             39,885           34,062            114,591           68,481

(Loss) income before income taxes                            (1,193)           1,071             (3,369)           2,692
Federal income tax benefit (expense)                            406             (364)             1,146             (931)
                                                        -------------    -------------      -------------    -------------
     Net (loss) income                                  $      (787)     $       707        $    (2,223)     $     1,761
                                                        =============    =============      =============    =============

Preferred stock dividends                                       651              596              1,953            1,243
                                                        -------------    -------------      -------------    -------------
(Loss) income applicable to common stockholders         $    (1,438)     $       111        $    (4,176)     $       518
                                                        =============    =============      =============    =============

Basic and diluted (loss) earnings per
   common share                                         $      (.22)     $       .02        $      (.64)     $       .08
                                                        =============    =============      =============    =============

Weighted average shares outstanding:
  Basic                                                       6,500            6,500              6,500            6,500
                                                        =============    =============      =============    =============
  Diluted                                                     6,500            6,500              6,500            6,515
                                                        =============    =============      =============    =============

        See the Notes to the Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Audited)

                                                            Three Months Ended
                                                                  March 31, 1999
                                                           ---------------------
                                                           (in thousands, except
                                                               per share data)
Revenues:
  Premiums:
     First-year                                            $          3,121
     Renewal                                                         26,827
                                                           ---------------------
                                                                     29,948
  Net investment income                                               2,562
  Fee and service income                                              4,263
  Net realized gain on investments                                       41
                                                           ---------------------
                                                                     36,814
                                                           ---------------------
Benefits, claims and expenses:
  Benefits and claims                                                21,799
  Amortization of deferred policy acquisition costs                     286
  Commissions                                                         6,134
  General and administrative expenses                                 6,635
  Taxes, licenses and fees                                            1,059
  Interest expense on notes payable                                     119
  Interest expense on retired/canceled debt                             507
                                                           ---------------------
                                                                     36,539
                                                           ---------------------

Income before income taxes                                              275
Federal income tax expense                                              (67)
                                                           ---------------------

     Net income                                            $            208
                                                           =====================

Basic and diluted earnings per common share                $            .03
                                                           =====================

Basic and diluted weighted average shares outstanding                 7,032
                                                           =====================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                     Three Months               Nine Months       Six Months
                                                        Ended                      Ended            Ended
                                                     September 30,              September 30,    September 30,
                                            -------------------------------     -------------    -------------
                                                 2000             1999              2000              1999
                                            -------------    -------------      -------------    -------------
                                                                      (in thousands)

Net (loss) income                           $      (787)     $       707        $    (2,223)     $     1,761
Other comprehensive income (loss):
    Unrealized holding gain (loss)
      arising during period, net of tax             997             (855)               321           (2,869)
    Reclassification adjustment of
      (gain) loss on sales of investments
      included in net income, net of tax            (18)              70                138              111
                                            -------------    -------------      -------------    -------------

Comprehensive gain (loss)                   $       192      $       (78)       $    (1,764)     $      (997)
                                            =============    =============      =============    =============


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
                                                ===================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months              Nine Months      Six Months
                                                                            Ended                     Ended           Ended
                                                                        September 30,             September 30,    September 30,
                                                               ------------------------------     -------------    -------------
                                                                   2000              1999              2000             1999
                                                               -------------    -------------     -------------    -------------
                                                                                        (in thousands)
Cash Flow From Operating Activities:

Net (loss) income                                              $     (787)      $       707       $    (2,223)     $     1,761
  Adjustments to reconcile net income to cash
  provided by (used for) operating activities
     Decrease in accrued investment income                            203               152               210              165
     Amortization of deferred policy acquisition costs                780               502             2,001              894
     (Increase) decrease in receivables from agents                  (595)               58            (1,360)           1,302
     Addition to deferred policy acquisition costs                 (2,735)           (1,917)           (7,894)          (3,653)
     Decrease (increase) in other assets                              994            (2,011)              165             (945)
     (Decrease) increase in policy liabilities and accruals        (1,922)             (434)            8,056           (2,094)
     Increase (decrease) in accounts payable and other
       liabilities                                                  5,856            (5,486)            6,759           (8,038)
     Decrease (increase) in deferred income taxes, net                118             1,923              (831)             896
     Other, net                                                      (726)              883             1,275            2,275
                                                               -------------    -------------     -------------    -------------
    Net Cash Provided By (Used For) Operating Activities            1,186            (5,623)            6,158           (7,437)
                                                               -------------    -------------     -------------    -------------

Cash Flow From Investing Activities:

    Purchases of fixed maturity investments                       (10,369)             (498)          (19,375)          (3,994)
    Sales of fixed maturity investments                             6,433             1,993            10,147            8,556
    Maturities and calls of fixed maturity investments              1,285             1,420             3,283            2,227
    Net decrease (increase) in short term and other
      investments                                                   3,308             2,050              (603)           2,677
    Property and equipment purchased                                 (326)           (2,046)           (1,146)          (3,209)
                                                               -------------    -------------     -------------    -------------
    Net Cash Provided By (Used For) Investing Activities              331             2,919            (7,694)           6,257
                                                               -------------    -------------     -------------    -------------

Cash Flow From Financing Activities:

    Issuance of notes payable                                         974             4,650             2,862            6,058
    Repayment of notes payable                                        (93)           (1,691)             (373)          (4,678)
                                                               -------------    -------------     -------------    -------------
    Net Cash Provided By Financing Activities                         881             2,959             2,489            1,380
                                                               -------------    -------------     -------------    -------------

    Increase In Cash During Period                                  2,398               255               953              200
    Cash At Beginning Of Period                                     3,665             2,155             5,110            2,210
                                                               -------------    -------------     -------------    -------------
    Cash At End Of Period                                      $    6,063       $     2,410       $     6,063      $     2,410
                                                               =============    =============     =============    =============


        See the Notes to the Condensed Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now, Ascent Assurance, Inc.)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Audited)


                                                             Three Months Ended
                                                                March 31, 1999
                                                             ------------------
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
                                                              =================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)

                                                                                                      Accumulated
                                                    Common Stock         Capital          Other         Retained        Total
                                                    ------------        in Excess     Comprehensive     (Deficit)   Stockholders'
                                                 Shares      Amount    of Par Value        Loss         Earnings        Equity

Balance at December 31, 1999                    6,500,000   $   65     $   27,338     $    (3,851)    $     232     $    23,784

  Net loss                                                                                               (2,223)         (2,223)
  Preferred Stock dividend                                                                               (1,953)         (1,953)
  Other comprehensive gain, net of tax                                                        459                           459
  Amortization of unearned compensation                                       196                                           196
                                               -----------  --------   ------------   -------------   -----------   -------------
Balance at September 30, 2000                   6,500,000   $   65     $   27,534     $    (3,392)    $  (3,944)    $    20,263
                                               ===========  ========   ============   =============   ===========   =============



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

NOTE 3 - EARNINGS PER SHARE ("EPS")

Under GAAP there are two measures of Earnings Per Share: "Basic Earnings Per Share" and "Diluted Earnings Per Share". Basic EPS is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding ("average shares") during the period. To obtain net income applicable to common shareholders for EPS computations, preferred stock dividends are deducted from net income. EPS for the three months ended March 31, 1999 is computed based upon the capital structure of Westbridge prior to the effective date of the plan of reorganization. As the accrual of preferred stock dividends was suspended on September 16, 1998, no preferred stock dividends were deducted in the computation of EPS for the three months ended March 31, 1999. Diluted EPS reflects the potential dilution of average shares that could occur if securities or other contracts to issue common stock were converted or exercised. For the periods shown below, the impact of common stock options and convertible notes were anti-dilutive and were not included in the calculation of EPS. The following table reflects the calculation of basic and diluted EPS:

                                                                     Ascent                             Westbridge
                                             ------------------------------------------------------    ------------
                                                    Three Months         Nine Months    Six Months     Three Months
                                                       Ended                Ended         Ended           Ended
                                                   September 30,          Sept. 30,      Sept. 30,       March 31,
                                             ------------------------    -----------    -----------    ------------
                                                2000          1999           2000           1999           1999
                                                            (amounts in 000's, except per share amounts)

Net (loss) income                            $   (787)     $    707      $  (2,223)     $   1,761      $      208
Preferred Stock dividends                         651           596          1,953          1,243               -
                                             ----------    ----------    -----------    -----------    ------------
(Loss) income applicable to common
  shareholders                               $ (1,438)     $    111      $  (4,176)     $     518      $      208
                                             ==========    ==========    ===========    ===========    ============
Weighted average shares outstanding:
  Basic                                         6,500         6,500          6,500          6,500           7,032
  Diluted                                       6,500         6,500          6,500          6,515           7,032
Basic and diluted (loss) earnings per share  $   (.22)     $    .02      $    (.64)     $     .08      $      .03
                                             ==========    ==========    ===========    ===========    ============

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

NOTE 7 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Department of the State of Domicile of the Company's Insurance Subsidiaries has adopted the Codification effective January 1, 2001. The Company does not expect Codification guidance to materially impact statutory surplus.

In June, 1998 the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not participated in derivative or hedging activities, the Company's financial statements are not affected by SFAS 133.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). The Company adopted FIN 44 on a prospective basis effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations, liquidity or financial position.

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

The following discussion provides management's assessment of financial condition at September 30, 2000 as compared to December 31, 1999 and results of operations for the three and nine months ended September 30, 2000 as compared to the
comparable  1999  periods  for  the  Company.   This   discussion   updates  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1999 Report on Form 10-K and should be read in conjunction therewith. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements (see "Forward-Looking Statements").

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended September 30, 2000 and 1999 and for the nine months ended September 30, 2000. Results for the nine months ended September 30, 1999 are reported on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity. (In thousands except insurance operating ratios.)

                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                      ----------------------------    -------------------------------
                                                          2000            1999            2000              1999
                                                      ------------    ------------    ------------    ---------------
                                                         Ascent          Ascent          Ascent       Proforma Ascent
Premiums                                              $   30,831      $   28,512      $   89,064      $     88,034
Other                                                        960             506           2,455             1,055
                                                      ------------    ------------    ------------    ---------------
Total insurance operating revenue                         31,791          29,018          91,519            89,089

Benefits and claims                                       24,516          22,619          71,160            66,151
Commissions                                                3,515           2,944           9,463             9,427
Amortization of deferred policy acquisition costs            780             502           2,001             1,180
General and administrative expense                         6,257           4,846          17,222            14,987
Taxes licenses and fees                                      988           1,190           3,448             3,542
                                                      ------------    ------------    ------------    ---------------

Total insurance operating expenses                        36,056          32,101         103,294            95,287
                                                      ------------    ------------    ------------    ---------------

     Insurance operating results                          (4,265)         (3,083)        (11,775)           (6,198)
                                                      ------------    ------------    ------------    ---------------

Fee and service income                                     4,247           4,000          12,942            11,910
Fee and service expenses                                  (3,631)         (3,111)        (10,862)          (10,138)
                                                      ------------    ------------    ------------    ---------------

     Fee and service results                                 616             889           2,080             1,772
                                                      ------------    ------------    ------------    ---------------

Net investment income                                      2,626           2,222           6,970             7,117
Net realized gain (loss) on investments                       28            (107)           (209)             (129)
Interest expense on notes payable                           (198)            (85)           (435)             (323)
Resolution of pre-confirmation contingencies                   -           1,235               -             1,235
                                                      ------------    ------------    ------------    ---------------

     (Loss) income before income taxes                    (1,193)          1,071          (3,369)            3,474

Income tax benefit (expense)                                 406            (364)          1,146            (1,216)
                                                      ------------    ------------    ------------    ---------------

     Net (loss) income                                $     (787)     $      707      $   (2,223)     $      2,258
                                                      ============    ============    ============    ===============

Insurance operating ratios*
  Benefits and claims                                       79.5%           79.3%           79.9%             75.1%
  Commissions                                               11.4%           10.3%           10.6%             10.7%
  Amortization of deferred policy acquisition costs          2.5%            1.8%            2.2%              1.3%
  General and administrative expense                        19.7%           16.7%           18.8%             16.8%
  Taxes, licenses and fees                                   3.2%            4.2%            3.9%              4.0%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the third quarter of 2000, the Company incurred a loss before income taxes of $1.2 million compared to $1.1 million of income before income taxes for the corresponding 1999 period. The unfavorable variance in pre-tax income was principally attributable to a 3.0 percentage point increase in general and administrative expenses which reduced insurance operating results by $0.9 million. In addition, pre-tax income for the third quarter of 1999 included $1.2 million of non-recurring income relative to the favorable resolution of pre-confirmation contingencies.

For the first nine months ended September 30, 2000, the loss before income taxes was $3.4 million, compared to a $3.5 million income for the corresponding 1999 period. The principal contributors to the decline in pre-tax income were a 4.8 percentage point increase in the benefits and claim ratio, a 2.0 percentage point increase in the general and administrative expense ratio and the non-recurring prior years' income from the favorable resolution of pre-confirmation contingencies.

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                  ----------------------------    ----------------------------
                                      2000            1999            2000            1999
                                  ------------    ------------    ------------    ------------
                                     Ascent          Ascent          Ascent         Proforma
                                                                                     Ascent
Medical Expense:
  First-year                      $    7,158      $    4,320      $   20,005      $   10,683
  Renewal                             10,301           9,446          27,609          31,047
                                  ------------    ------------    ------------    ------------
    Subtotal                          17,459          13,766          47,614          41,730
                                  ------------    ------------    ------------    ------------
Specified Disease:
  First-year                             325             342           1,051             979
  Renewal                              6,573           6,804          19,867          21,139
                                  ------------    ------------    ------------    ------------
    Subtotal                           6,898           7,146          20,918          22,118
                                  ------------    ------------    ------------    ------------
Medicare Supplement:
  First-year                               -              10               -              32
  Renewal                              5,330           7,325          18,404          23,616
                                  ------------    ------------    ------------    ------------
    Subtotal                           5,330           7,335          18,404          23,648
                                  ------------    ------------    ------------    ------------
Other                                  1,144             265           2,128             538
                                  ------------    ------------    ------------    ------------
    Total Premium Revenue         $   30,831      $   28,512      $   89,064      $   88,034
                                  ============    ============    ============    ============

Total premiums increased by $2.3 million, or 8%, in the third quarter of 2000 as compared to the third quarter of 1999 and $1.0 million, or 1%, for the nine months of 2000 as compared to the corresponding 1999 period as new business production exceeded the expected decline in renewal premiums from older, closed blocks of business. The Company is principally marketing medical expense products. No medicare supplement products are being marketed.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The increase in the ratio of benefits and claims to premiums for the first nine months of 2000 compared to the corresponding 1999 period was due primarily to unfavorable paid claims experience in the Medical Expense line of business for both first-year and renewal business. The Company continues to pursue initiatives to reduce its benefits and claims to premium ratio including increased production of profitable products and active premium rate increase management. In July 2000, the Company began marketing a new medical expense policy in all significant marketing regions and discontinued selling the principal medical expense policy sold since 1998. The new medical expense policy is designed to produce a substantially lower benefits and claims to premium ratio than the Company's discontinued products.

General and Administrative expense. For the third quarter of 2000 and the nine months ended September 30, 2000, general and administrative expenses increased over the comparable 1999 period due principally to non-recurring expenses of $650,000 related to the implementation in May, 2000 of the Company's new policy administration and claims data processing systems.

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

                                              September 30, 2000              December 31, 1999
                                          --------------------------     --------------------------
                                               Market                         Market
Fixed Maturity Securities                      Value           %              Value           %
-------------------------------------     --------------   ---------     --------------   ---------
                                          (in thousands)                 (in thousands)
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                        $     10,097         9.7       $     10,688        11.0
Finance                                         23,661        22.8             23,950        24.5
Public utilities                                 6,420         6.2              9,128         9.4
Mortgage-backed and asset-backed                17,050        16.5              7,725         7.9
States, municipalities and political
  subdivisions                                   1,905         1.8              1,867         1.9
All other corporate bonds                       44,591        43.0             44,205        45.3
                                          --------------   ---------     --------------   ---------
     Total fixed maturity securities      $    103,724       100.0       $     97,563       100.0
                                          ==============   =========     ==============   =========

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit. Ratings are the lower of those assigned by Standard & Poor's and Moody's, when available, and are shown in the table using the Standard & Poor's rating scale. Unrated securities are assigned ratings based on the applicable NAIC's designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as "A" (and above) and NAIC 2 fixed maturity securities have been classified as "BBB".

                                          September 30, 2000              December 31, 1999
                                      --------------------------     -------------------------
Composition of Fixed Maturity             Market                         Market
Securities by Rating                      Value            %             Value           %
----------------------------------    --------------   ---------     --------------  ---------
                                      (in thousands)                 (in thousands)
Ratings
-------
Investment grade:
  U.S. Government and agencies        $     22,603        21.8       $    18,414        18.9
  AAA                                        5,828         5.6            1,865          1.9
  AA                                         8,781         8.5           10,277         10.5
  A                                         37,365        36.0           35,823         36.7
  BBB                                       28,050        27.1           29,732         30.5
Non-Investment grade:
  BB                                           642         0.6            1,133          1.2
  B and below                                  455         0.4              319          0.3
                                      --------------   ---------     -------------   ---------
  Total fixed maturity securities     $    103,724       100.0       $    97,563       100.0
                                      ==============   =========     =============   =========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at September 30, 2000 and December 31, 1999 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    September 30, 2000             December 31, 1999
                                               --------------------------     --------------------------
Composition of Fixed Maturity                       Market                        Market
Securities by Maturity                              Value           %             Value            %
--------------------------------------------   --------------   ---------     --------------   ---------
                                               (in thousands)                 (in thousands)
Scheduled Maturity
Due in one year or less                        $      5,842         5.6       $      4,012         4.1
Due after one year through five years                27,980        27.0             33,311        34.2
Due after five years through ten years               28,802        27.8             26,367        27.0
Due after ten years                                  24,050        23.2             26,148        26.8
Mortgage-backed and asset-backed securities          17,050        16.4              7,725         7.9
                                               --------------   ---------     --------------   ---------
     Total fixed maturity securities           $    103,724       100.0       $     97,563       100.0
                                               ==============   =========     ==============   =========

Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $43.0 million at September 30, 2000 as compared to $38.8 million at December 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern has accelerated. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $61.0 million at September 30, 2000 as compared to $57.1 million at December 31, 1999. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its operating subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends and advances from non-insurance subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions to its Insurance Subsidiaries of $2.0 million and $4.8 million during the three and nine months ended September 30, 2000, respectively, as compared to $3.0 million and $3.4 million for the corresponding prior year periods. The Company expects to make additional contributions to its Insurance Subsidiaries to support planned growth in 2000 and 2001. Continued adverse paid claims experience in Medical Expense products could have a material adverse impact on the Company's ability to provide sufficient capital contributions to its Insurance Subsidiaries to support planned growth and meet minimum statutory capital and surplus requirements. As of September 30, 2000, Ascent held approximately $6.9 million in unrestricted cash and invested assets as compared to $8.7 million at December 31, 1999.

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. Preferred Stock dividends accrued for 1999 were paid in January 2000 through the issuance of 1,873 additional shares of Preferred Stock and a $965 distribution of cash. For the three and nine months ended September 30, 2000, preferred stock dividends of $651,000 amd $1,953,000, respectively, were accrued.

Insurance Subsidiaries. The primary sources of cash for the Insurance Subsidiaries are premiums, sales and maturities of invested assets and investment income while the primary uses of cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees. During 2000, cash contributions of $4.8 million have been provided by Ascent to its Insurance Subsidiaries to maintain statutory surplus (see "Ascent" discussion above). The Company's Insurance Subsidiaries have recorded combined statutory losses of $10.0 million for the nine months ended September 30, 2000 as compared to $5.3 million for the corresponding 1999 period. The increased statutory losses resulted from i) higher than expected claims and benefits for Medical Expense products and ii) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP accounting, such costs are deferred and amortized as related premiums are recorded).

Dividends paid by the Company's insurance subsidiaries are determined by and are subject to the regulations of the insurance laws and practices of the insurance departments of their respective states of domicile. During the third quarter of 2000, NFL and FLICA redomesticated from the states of Delaware and Mississippi, respectively, to the state of Texas. As a result, NFL, FLICA, NFIC and AICT are Texas domestic companies and are subject to regulation under Texas insurance laws. The Insurance Subsidiaries are precluded from paying dividends during 2000 without prior approval of the Texas Insurance Commissioner as the companies' earned surplus is negative. On September 29, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance.

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

Consolidated. The Company's consolidated net cash provided by (used for) operations totaled $1.2 million and $(5.6) million for the third quarter of 2000 and 1999, respectively. The increase in cash flow from operations was primarily attributable to an increase in accounts payable and other liabilities related to the disbursement of claim payments.

Net cash provided by investing activities for the third quarter of 2000 and 1999 totaled $0.3 million and $2.9 million, respectively. Cash provided by investing activities for the third quarter of 1999 was used to fund operational activities compared to the corresponding quarter of 2000 where operations were self-funding.

Net cash provided by financing activities totaled $0.9 million and $3.0 million for the third quarter of 2000 and 1999, respectively. Financing activities during the third quarter of 2000 include $1.0 million in borrowings related to the Company's receivable financing program and $0.1 million in repayments related to the term loan facility. Financing activities for the corresponding period in 1999 included $1.7 million of repayments and $1.4 million of new borrowings related to the Company's receivables financing program and $3.3 million in new borrowings under the term loan facility.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent which has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank N. A. ("LaSalle"). This Credit Agreement, as amended, provides AFI with a $7.5 million revolving loan facility, which expires on June 5, 2001. The proceeds of this facility are used to purchase agent advance receivables from the Insurance Subsidiaries and certain affiliated marketing companies. At September 30, 2000, approximately $6.7 million was outstanding under the Credit Agreement. Under the terms of the Credit Agreement, agent advances made by the Company within six months of the expiration date (after December 5, 2000) are not eligible for financing. LaSalle has provided the Company with a commitment letter stating that the expiration date of the Credit Agreement will be extended until June 5, 2002. AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. Furthermore, Ascent has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement").

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At September 30, 2000, approximately $2.9 million was outstanding under the term loan facility.

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

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

|X|  the effect of economic and market conditions

|X| further adverse developments with respect to the Company's liquidity position or operations of the Company's various businesses

|X|  actions that may be taken by insurance regulatory authorities

|X| adverse developments in the timing or results of the Company's current strategic business plan

|X| the difficulty in controlling health care costs and integrating new operations

|X|  the   ability  of  the   Company  to  realize   anticipated   general   and
     administrative   expense  savings  and  overhead   reductions  from  system
     replacement initiatives

|X|  the  ability  of  management   to  return  the   Company's   operations  to
     profitability, and

|X|  the possible negative effects of prospective health care reform.

Additional factors that would cause actual results to differ materially from those contemplated within this report can also be found in the Company's reports to the Securities and Exchange Commission ("SEC") on Form 10-K for the Year Ended December 31, 1999 and Form 10-Q for the Three Months Ended June 30, 2000. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

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

10.7 Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10 Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association.


27.1   Financial Data Schedule (included in electronic filing only).


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                    Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ASCENT ASSURANCE, INC.




                                 /s/ Cynthia B. Koenig
                                --------------------------------------
                                Cynthia B. Koenig
                                Senior Vice President,
                                Chief Financial Officer and Treasurer
                                (Principal Financial and
                                Accounting Officer)
















Dated at Fort Worth, Texas
November 20, 2000