Form 10-K
period 2000-12-31
ASCENT ASSURANCE INC
filed 2001-04-18
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES  EXCHANGE ACT OF 1934 For The Fiscal Year
                   ended December 31, 2000
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

        Registrant's Shareholder and Investor Relations Telephone Number
                                 (817) 877-3048

           Securities Registered Pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------

                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

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
                        Yes         X         No
                                ---------           ---------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                    X
                                ---------

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                        Yes         X         No
                                ---------           ---------

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $9,750,000 as of March 29, 2001.

On March 29, 2001, 6,500,000 shares of Common Stock were outstanding.

                             ASCENT ASSURANCE, INC.

                          2000 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                     PART I
ITEM 1.    Business                                                                        2

ITEM 2.    Properties                                                                      9

ITEM 3.    Legal Proceedings                                                               9

ITEM 4.    Submission of Matters to a Vote of Security Holders                             9

                                     PART II

ITEM 5.    Market for the Registrant's Common Stock and Related Stockholder Matters       10

ITEM 6.    Selected Consolidated Financial Data                                           11

ITEM 7.    Management's Discussion and Analysis of Results of Operations and
              Financial Condition                                                         13

ITEM 7A.   Quantitative and Qualitative Disclosures About Market Risk                     24

ITEM 8.    Financial Statements and Supplementary Data                                    26

ITEM 9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                                    72

                                    PART III

ITEM 10.   Directors and Executive Officers of the Registrant                             73

ITEM 11.   Executive Compensation                                                         73

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management                 73

ITEM 13.   Certain Relationships and Related Transactions                                 73

                                     PART IV

ITEM 14.   Financial Statement Schedules, Exhibits and Reports on Form 8-K                74

                                     PART I
ITEM 1 - BUSINESS

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

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned life and health insurance subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company
("NFIC") and American Insurance Company of Texas ("AICT"), and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries" and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent, the Company derives revenue from (i) telemarketing services, (ii) printing services and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

MARKETING DISTRIBUTION SYSTEM

The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2000: Texas - 20 %, Florida - 11%, North Carolina - 6%, Tennessee - 6% and Arkansas - 6%. During 2000 and 1999, new business was produced only in NFL and FLICA, with FLICA underwriting approximately 88% of new policies issued. In April 2000, NFL began reinsuring 60% of the risk under new major medical policies issued by FLICA. Premium revenue, in thousands, for each Insurance Subsidiary is set forth below.

                                          Year Ended December 31,
                                ------------------------------------------
                                    2000           1999            1998
                                -----------    -----------     -----------
 FLICA:
      First-year                $  19,804      $  15,809       $   7,714
      Renewal                      23,516         14,938          11,769
                                -----------    -----------     -----------
                                   43,320         30,747          19,483
                                -----------    -----------     -----------
 NFL:
      First-year                   10,676          1,594           6,206
      Renewal                      44,796         55,231          66,285
                                -----------    -----------     -----------
                                   55,472         56,825          72,491
                                -----------    -----------     -----------
 NFIC:
      First-year                        -              -           4,149
      Renewal                      15,093         21,198          29,035
                                -----------    -----------     -----------
                                   15,093         21,198          33,184
                                -----------    -----------     -----------
 AICT:
      First-year                        -              -           1,092
      Renewal                       5,519          7,549           9,467
                                -----------    -----------     -----------
                                    5,519          7,549          10,559
 Other:
      First-year                      504              -               -
      Renewal                           -              -               -
                                -----------    -----------     -----------
                                      504              -               -
                                -----------    -----------     -----------
 Consolidated Premium Revenue   $ 119,908      $ 116,319       $ 135,717
                                ===========    ===========     ===========

NCM was formed in early 1998 and is the principal distribution channel for the Insurance Subsidiaries' products. NCM recruits agents as independent contractors who market the Insurance Subsidiaries' products on a one-to-one basis to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage.

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

DESCRIPTION OF PRODUCTS

The Company's operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and underwritten by the Insurance Subsidiaries are all medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by the Insurance Subsidiaries are summarized below:

Comprehensive major medical products - These products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. The policies provide a number of options with respect to annual deductibles, coinsurance percentages, maximum benefits and stop-loss limits. After the annual deductible is met, the insured is responsible for a percentage of eligible expenses up to a specified stop-loss limit. Thereafter, eligible expenses are covered by the Insurance Subsidiaries up to certain maximum aggregate policy limits. All such products are guaranteed renewable pursuant to the Health Insurance Portability and Accountability Act, 42 U.S.C. ss. 300 et seq. ("HIPAA").

Hospital/surgical major medical products - These products are similar to comprehensive major medical products except that benefits are limited to hospital/surgical services (services such as routine well care physician visits and prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher. All such products are guaranteed renewable pursuant to the Health Insurance Portability and Accountability Act, 42 U.S.C. ss. 300 et seq. ("HIPAA").

Supplemental specified disease products - These products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases. Benefits are payable directly to the insured following diagnosis of or treatment for a covered illness or injury. Specified disease products are generally guaranteed renewable by contract, but are exempt from HIPAA.

Major medical products comprise approximately 95% of new business sales. These products are individually underwritten based upon medical information provided by the applicant prior to issue. Information provided in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. In addition, the major medical products currently underwritten by the Insurance Subsidiaries are stringently underwritten and include a para-med examination or other medical tests, depending on the age of the applicant.

Prior to 1998, the Insurance Subsidiaries also underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. The Insurance Subsidiaries continue to receive premiums on Medicare Supplement policies sold prior to that date.

See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition" for a discussion of premium revenue by product.

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

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield and HMOs, provide various alternatives for defraying hospitalization and medical expenses. Much of this insurance is sold on a group basis to employer sponsored groups. The federal and state governments also provide programs for the payment of the costs associated with medical care through Medicare and Medicaid. These major medical programs generally cover a substantial amount of the medical expenses incurred as a result of accidents or illnesses. The Company's major medical products are designed to provide coverage which is similar to these major medical insurance programs but are sold primarily to persons not covered by an employer sponsored group.

The Company's supplemental specified disease products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray non-medical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with those insurers providing major medical insurance, however, other insurers may expand coverage in the future which could reduce future sales levels and profit margins. Medicare supplement products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. Future government programs may reduce participation by private entities in such government programs.

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

Risk-Based Capital. The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control.

Effective September 28, 2000, NFL and FLICA changed their state of incorporation from Delaware and Mississippi, respectively, to the state of Texas. As a result, the Insurance Subsidiaries are all Texas domestic companies and are subject to regulation under Texas insurance laws. The Texas Department of Insurance adopted the NAIC's RBC Model Act during 2000. NFL's and FLICA's statutory annual statements for the year ended December 31, 2000 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC; however, FLICA did not meet the negative trend test. Due to adverse claims experience for major medical products, FLICA required an additional capital contribution in April 2001 to maintain Company Action Level RBC at March 31, 2001 (see "Liquidity, Capital Resources, and Statutory Capital and Surplus" at
Item 7).

In 1998,  NFIC and AICT  entered  into a voluntary  consent  order,  pursuant to
Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2000, AICT's RBC exceeded Company Action Level RBC; however, NFIC's RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Premium Writing Ratios. Under Florida Statutes Section 624.4095, Florida licensed insurance companies' ratio of actual or projected annual written premiums to current or projected surplus with regards to policyholders ("the premium writing ratio") may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company's certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2000, the premium writing ratio for FLICA, which currently underwrites insurance policies in Florida, exceeded the limit mandated by Florida law. In April 2001, FLICA received the required capital contribution to meet the Florida premium writing ratio. As FLICA produces 88% of the Company's new business and approximately 40% of its new business production is in the state of Florida, maintaining the ability to write new business in Florida is a significant factor in the Company's current business plan.
Continued adverse claims experience for major medical products could have a material adverse impact on FLICA's ability to maintain compliance with the Florida premium writing ratio and a material adverse effect on the Company's business (see "Liquidity, Capital Resources, and Statutory Capital and Surplus" at Item 7).

Dividends. Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the Texas Department of Insurance. The Texas Insurance Code allows life and health insurance companies to make dividend payments from surplus profits or earned surplus arising from its business. Earned surplus is defined as unassigned surplus excluding any unrealized gains. Texas life and health insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Texas Insurance Commissioner.

The Insurance Subsidiaries are precluded from paying dividends during 2001 without prior approval of the Texas Insurance Commissioner as the companies' earned surplus is negative. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance.

Guaranty Associations. The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $77,000 during the year ended December 31, 2000.

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

The Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act", or "GLBA") contains privacy provisions and introduces new controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA became effective in November 2000, but required compliance with GLBA has been deferred and is optional until July 1, 2001. By July 1, 2001, the Company is required to provide written notice of its privacy practices to all of the Company's insureds. In addition, the Company must provide insureds with an opportunity to state their preferences regarding the Company's use of their non-public personal information.

GLBA provides that there is no federal preemption of a state's insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the National Association of Insurance Commissioners has recently promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation. Numerous state insurance authorities are expected to adopt this model regulation before July 1, 2001, while some states must pass legislative reforms to allow implementation of new state privacy rules pursuant to GLBA. At the present time, the impact of the privacy provisions of GLBA or any state privacy legislation on the Company's financial condition or results of operations is not estimable.

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

Distributions Under the Plan

Cash Distribution

To the holders of Senior Notes other than Credit Suisse First Boston Corporation ("CSFB"), cash payments totaling approximately $15.2 million, which equaled the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than CSFB, were distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the 11% Senior Notes under the Plan, an affiliate of CSFB (the "CSFB Affiliate") purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

Issuance of New Securities

Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

|X| To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock were distributed in November 1999.

|X| To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

|X| To holders of Old Common Stock as of December 10, 1998, 130,000 shares, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock were not issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

|X| To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, were convertible into 4,765,165 shares of the New Common Stock on March 24, 1999. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owned on March 24, 1999 approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable in January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

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

EMPLOYEES

At December 31, 2000, the Company employed 650 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2 - PROPERTIES

The Company's principal offices are located at 110 West Seventh Street, Fort Worth, Texas. The lease for this facility expires in April, 2003. Westbridge Printing Services, Inc., the Company's wholly owned printing subsidiary, maintains its facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. Precision Dialing Services, the Company's wholly owned telemarketing subsidiary, maintains its facility at 9550 Forest Lane, Dallas, Texas under a lease agreement which expires in December, 2003. The Company believes that its leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

ITEM 3 - LEGAL PROCEEDINGS

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities. The Company's Common Stock and Warrants are quoted on the over-the-counter bulletin board ("OTC Bulletin
Board"). There were 6,500,000 shares of Common Stock and 971,266 Warrants outstanding as of March 27, 2001. The high and low price listed for the Common Stock and Warrants reflects the OTC Bulletin Board closing bid prices since May 28, 1999, the initial trading date of the Company's securities. The closing bid price on December 31, 2000 was $1.00. There were approximately 298 shareholders of record on December 31, 2000, representing approximately 1,450 beneficial owners.

OTC Bulletin Board

                              Common Stock Warrants
                                High Low High Low

2000
Fourth Quarter       $2.375   $0.813        $0.120   $0.016
Third Quarter         3.125    1.250         0.150    0.020
Second Quarter        3.125    1.625         0.250    0.040
First Quarter         2.875    1.688         0.250    0.040

1999
Fourth Quarter        1.813    1.500         0.250    0.010
Third Quarter         3.375    1.750         0.313    0.188
Second Quarter        3.625    2.000         0.500    0.250

Dividend Policy

The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company's results of operations and liquidity, see ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition", ITEM 1 - "Business -- Regulation", and NOTE 11 - "Statutory Capital And Surplus" to the Company's Consolidated Financial Statements at Item 8.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and related notes.

                                                                    ASCENT ASSURANCE, INC.

                                                     Year Ended       Nine Months Ended
                                                  December 31, 2000   December 31, 1999     March 31, 1999
                                                  -----------------   ------------------   ----------------
                                                             (in thousands, except per share data)

Statement of Operations Data:
Premiums                                             $ 119,908            $  86,371
Total revenues                                         149,586              105,972
(Loss) income before income taxes                      (12,939)               3,231
Net (loss) income (3)                                  (18,942)               2,106
Preferred stock dividends                                2,576                1,874
(Loss) income applicable to common shareholders        (21,518)                 232

(Loss) Earnings Per Share(3):
      Basic                                          $   (3.31)           $    0.04
      Diluted                                        $   (3.31)           $    0.04

Weighted Average Shares Outstanding:
      Basic                                              6,500                6,500
      Diluted                                            6,500                6,510

Balance Sheet Data:
Cash and invested assets                             $ 112,235            $ 115,303           $ 129,142
Total assets                                           160,478              163,690             169,795
Policy liabilities                                     104,084               95,895              95,806
Notes payable(1)                                         8,947                7,162               5,088
Total liabilities                                      128,698              116,649             119,435
Redeemable convertible preferred stock(2)               27,705               23,257              23,257
Stockholders' equity                                     4,075               23,784              27,103

Book Value Per Share(3)                              $     .63             $   3.66           $    4.17

(1) In April 2001, the Company borrowed an additional $11,000. See "Liquidity, Capital Resources, and Statutory Capital and Surplus" at Item 7.

(2) At December 31, 2000, consists of 27,705 shares of New Preferred Stock, which are convertible, at the option of the holders thereof, into an aggregate of 5,676,469 shares of New Common Stock at a conversion price of $4.88 per share of New Common Stock.

(3) Net loss for the year ended December 31, 2000 includes a non-cash charge of $10.4 million related to an increase in the deferred tax asset valuation allowance which increased loss per share and decreased book value per share by $(1.60).

                                                    WESTBRIDGE CAPITAL CORP.

                                              Three
                                              Months
                                              Ended
                                             March 31,            Year Ended December 31,
                                            ----------    -----------------------------------------
                                               1999           1998           1997         1996 (1)
                                            ----------    -----------    -----------    -----------
                                                     (in thousands, except per share data)
Statement of Operations Data:
Premiums                                    $ 29,948      $ 135,717      $ 161,097      $ 156,780
Total revenues                                36,814        166,650        188,904        175,146
Extraordinary loss, net of
       income tax                                  -              -          1,007              -
Net income (loss)                                208        (22,285)       (97,144)         8,261
Preferred stock dividends                          -            520          1,572          1,650
Income (loss) applicable to
       common stockholders                       208        (22,805)       (98,716)         6,611

Earnings (Loss) Per Share:
       Basic                                $   0.03      $   (3.43)     $  (16.07)     $    1.11
       Diluted                              $   0.03      $   (3.43)     $  (16.07)     $    0.97

Weighted Average Shares Outstanding:
       Basic                                   7,032          6,640          6,143          5,978
       Diluted                                 7,032          6,640          6,143          8,477

Balance Sheet Data:
Total cash and invested assets                            $ 131,708      $ 148,442      $ 103,218
Total assets                                                169,741        202,856        220,716
Policy liabilities                                           97,987        107,595         93,390
Notes payable                                                95,715        102,547         40,560
Total liabilities                                           219,886        229,274        152,813
Redeemable convertible preferred stock                       11,935         19,000         20,000
Stockholders' (deficit) equity                              (62,080)       (45,418)        47,903


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Business Overview. Ascent Assurance, Inc. ("Ascent"), adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge") emerged from Chapter 11 reorganization proceedings. For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 2 and 4 to the Consolidated Financial Statements included at Item 8. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT"), and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries" and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions received by the Company for prior year sales of insurance products for unaffiliated insurance carriers.

The following discussion provides management's assessment of financial results and material changes in financial position for the Company. For a better understanding of this analysis, reference should be made to Item 1 - "Business" and to Item 8 - "Financial Statements and Supplementary Data". Certain reclassifications of prior years' amounts have been made to conform with the 2000 presentation.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Various statements contained in
Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Results of Operation and Financial Condition", are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

|X| further adverse claims experience or other events adversely impacting the Company's liquidity position,
|X| actions that may be taken by insurance regulatory authorities, |X| adverse developments in the timing or results of the Company's current strategic business plan to return operations to profitability by improving claims experience and reducing overhead expenses,
|X|  the loss of key personnel,
|X| and the effect of changing economic and market conditions, especially medical expense inflation and health care reform initiatives.

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for 2000 and on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the year ended December 31, 1999. The operating results for 2000 and 1999 are compared to Westbridge's results of operations for the corresponding period in 1998. (In thousands except insurance operating ratios.)

                                                                       Pro Forma
                                                         Ascent         Ascent      Westbridge
                                                      -----------    -----------    -----------
                                                          2000           1999          1998
                                                      -----------    -----------    -----------
Premiums                                              $ 119,908      $ 116,319      $ 135,717
Other                                                     3,335          1,789            589
                                                      -----------    -----------    -----------
Total insurance operating revenue                       123,243        118,108        136,306

Benefits and claims                                     101,940         87,498         99,419
Commissions                                              17,969         16,264         22,692
(Increase) decrease in deferred acquisition costs        (6,818)        (5,216)            40
Recognition of premium deficiency                         1,500              -          4,948
General and administrative expense                       28,284         23,345         24,668
Taxes, licenses and fees                                  4,540          4,481          5,216

                                                      -----------    -----------    -----------
Total insurance operating expenses                      147,415        126,372        156,983
                                                      -----------    -----------    -----------
       Insurance operating results                      (24,172)        (8,264)       (20,677)
                                                      -----------    -----------    -----------

Fee and service income                                   17,056         15,543         16,191
Fee and service expenses                                 14,481         13,233         15,728
                                                      -----------    -----------    -----------

       Fee and service results                            2,575          2,310            463
                                                      -----------    -----------    -----------

Net investment income                                     9,741          9,302         12,011
Net realized (loss) gain on investments                    (454)          (167)         2,142
Interest expense on notes payable                          (629)          (403)          (881)
Interest expense on retired/canceled debt                     -              -         (5,933)
Resolution of pre-confirmation contingencies                  -          1,235              -
Reorganization expenses                                       -              -         (9,179)
                                                      -----------    -----------    -----------

       (Loss) income before income taxes                (12,939)         4,013        (22,054)

Income tax benefit (expense)                             (6,003)        (1,364)          (231)
                                                      -----------    -----------    -----------

       Net (loss) income                              $ (18,942)     $   2,649      $ (22,285)
                                                      ===========    ===========    ===========

Insurance operating ratios*
       Benefits and claims                                 85.0%          75.2%          73.3%
       Commissions                                         15.0%          14.0%          16.7%
       Increase in deferred acquisition costs              (5.7%)         (4.5%)          -
       Recognition of premium deficiency                    1.3%            -             3.6%
       General and administrative expense                  22.9%          19.8%          18.1%
       Taxes, licenses and fees                             3.8%           3.9%           3.8%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the year ended December 31, 2000, the loss before income taxes was $(12.9) million compared to income before income taxes of $4.0 million for 1999 and a loss before income taxes of $(22.1) million for 1998. The pre-tax operating loss for 2000 was attributable to losses from the Group Preferred Provider Organization ("GPPO") product, the principal major medical product marketed by FLICA from 1998 to July 2000 which represented 32% of premium revenue for 2000. Such pre-tax loss includes a non-cash premium deficiency charge of $(1.5) million. As discussed below, losses from the GPPO product were principally driven by higher than expected claims frequency. Management believes that significant rate increase actions will reduce losses from the GPPO product in 2001. Due to losses from the GPPO product, FLICA has required significant capital contributions during 2000 and 2001 to comply with statutory capital and surplus requirements. Continued adverse claims experience for the GPPO product could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements and maintain its new business production at current levels (see "Liquidity, Capital Resources and Statutory Capital and Surplus" and Item 1 - Business, "Regulation").

In July 2000, the Company began marketing a new major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than the old GPPO product. Management believes that the new major medical policy has been well accepted by the Company's career agency force. At March 31, 2001, annualized premiums in force for the new major medical policy were $13.8 million.

As a result of the fourth quarter losses from the old GPPO product, the Company has reported a cumulative pre-tax loss since the fresh start date of March 31, 1999. Principally as a result of this cumulative pre-tax loss position, generally accepted accounting principles ("GAAP") require that a valuation allowance be provided for any net deferred tax asset. Accordingly, an additional deferred tax asset valuation allowance of $10.4 million was established at December 31, 2000 which resulted in the Company reporting income tax expense of $6 million for the year ended December 31, 2000 (see below and Note 11-"Income Taxes" to the Company's Consolidated Financial Statements at Item 8.) This adjustment had no impact on the Company's cash position at December 31, 2000 and did not impact statutory capital and surplus of the Insurance Subsidiaries.

In comparing 1999 to 1998, operating results for 1998 were adversely impacted by premium deficiency charges of $4.9 million, reorganization expenses of $9.2 million and interest expense on retired / canceled debt of $5.9 million.

The following narratives discuss the principal components of insurance operating results.

Premiums. The Insurance Subsidiaries' premium revenue is derived principally from the following medical expense reimbursement products: major medical, supplemental specified disease and Medicare supplement. Major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Supplemental specified disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Prior to 1998, the Insurance Subsidiaries also underwrote Medicare supplement products and continue to receive renewal premiums from such policies. Premium revenue, in thousands, for each major product line is set forth below:


                                                     Pro Forma
                                       Ascent          Ascent        Westbridge
                                    -----------     -----------     -----------
                                        2000            1999            1998
                                    -----------     -----------     -----------
Major medical:
First-year                          $  28,082       $  15,863       $  15,821
Renewal                                37,632          39,891          48,888
                                    -----------     -----------     -----------
                                       65,714          55,754          64,709
                                    -----------     -----------     -----------

Supplemental specified disease:
First-year                              1,394           1,352           1,818
Renewal                                26,287          27,917          30,546
                                    -----------     -----------     -----------
                                       27,681          29,269          32,364
                                    -----------     -----------     -----------

Medicare supplement:
First-year                                  -              34           1,477
Renewal                                23,927          30,526          36,554
                                    -----------     -----------     -----------
                                       23,927          30,560          38,031
                                    -----------     -----------     -----------
Other                                   2,586             736             613
                                    -----------     -----------     -----------
Consolidated Premium Revenue        $ 119,908       $ 116,319       $ 135,717
                                    ===========     ===========     ===========


Total premiums increased by $3.6 million, or 3.1%, for 2000 as compared to 1999 as new business production exceeded the expected decline in renewal premiums from older, closed blocks of business. Major medical products comprised 95% of new business sales for 2000 and represented 55% of consolidated premium revenue for 2000 as compared to 48% for 1999 and 1998. Premiums related to the old GPPO major medical product were $38.2 million, $17.5 million and $3.2 million for 2000, 1999 and 1998, respectively. The Company began implementing significant rate increases on the old GPPO product in July 2000 and anticipates implementing additional significant rate increases in 2001.

For 2000, approximately 88% of new business was underwritten by FLICA. Continued adverse claims experience for the old GPPO product could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements and maintain its new business production at current levels (see "Liquidity, Capital Resources and Statutory Capital and Surplus" and Item 1 - Business, "Regulation").

For 1999,  premiums  decreased  $19.4  million,  or 14.3%,  from 1998 due to the discontinuance  of the  sale  of  the  Medicare  supplement  product  line,  the cancellation of blocks of business and decreased persistency from the implementation of premium rate increases.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The ratio of consolidated benefits and claims to consolidated premiums increased to 85.0% for 2000, a 9.8 percentage point increase as compared to 1999. This increase in the benefits and claim ratio increased consolidated pre-tax losses for 2000 by $11.8 million for 2000. In the fourth quarter of 2000, claims payments exceeded historical levels due to full implementation of the Company's new claims data processing system which was converted to in May 2000. As a result, the pending claims inventory was significantly reduced at December 31, 2000 and the Company determined that the benefits and claim ratio for the old GPPO product was substantially higher than expected. Adverse claims experience for the old GPPO product was due primarily to higher than expected claims frequency, particularly for young women and children. The increase in expected benefits and claim ratio for the old GPPO product resulted in a consolidated claims and benefit ratio for the fourth quarter of 2000 of 99.8% (see "Financial Condition - Claims Reserves").

Continued adverse claims experience for the old GPPO product could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

For 1999, the 1.9 percentage point increase in the ratio of benefits to premium in comparison to 1998 was principally attributable to unfavorable experience in the major medical line of business partially offset by favorable experience in the Medicare supplement line of business.

Commissions.  For 2000, the  commissions to premium ratio increased from 1999 by
1.0 percentage point as a result of the increase in the amount of new major medical premiums and change in business mix. Commissions as a percent of premium decreased for 1999 as compared to 1998 principally due to declining ultimate commission rates on closed blocks of business and the lower commission rate structure implemented in the conversion from a fragmented general agency marketing operation to a single career agency force in mid-1998.

General and administrative expense. General and administrative expense for 2000 increased over 1999 principally due to increased new business production and non-recurring expenses related to the implementation in May, 2000 of the Company's new policy administration and claims data processing systems.

Recognition of premium deficiency. In general, a premium deficiency exists if the present value of future cash flows plus future policy benefit and claim reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. As a result of fourth quarter losses for the old GPPO product, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 related to medical expense reimbursement products issued subsequent to the fresh start date of March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000.

Net Investment Income. Net investment income increased $0.4 million, or 4.7%, for 2000 as compared to 1999 due to an increase in interest income relative to agent balance receivables. For 1999, net investment income decreased $2.7 million, or 22.6%, from 1998 due to 16.2% decrease in invested assets and decreased interest income from agent balance receivables. Invested assets decreased as a result of payments of reorganization costs and reduction of premiums received as a result of the elimination of unprofitable blocks of business.


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

Investment policy is determined by the Board of Directors of the Company and each of the Insurance Subsidiaries. The Company's current investment policy is to balance its portfolio between long-term and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company's policy benefits and claims. The current schedule of the Company's invested asset maturities corresponds with the Company's expectations regarding anticipated cash flow payments based on the Company's policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 5% of the Company's fixed maturity securities may be invested in higher yielding, non-investment grade securities.

The following table provides information on the Company's cash and invested assets, in thousands, as of December 31:

                                                                Ascent Assurance
                                                        ------------------------------
                                                            2000             1999
                                                        -------------    -------------

Cash and cash equivalents                               $    2,658       $    5,110
                                                        -------------    -------------
Fixed Maturities (at market value):
     U.S. Government and related agencies                   10,462           10,688
     State, county and municipal                             1,982            1,867
     Finance                                                23,445           23,950
     Public utilities                                        6,787            9,128
     Mortgage-backed                                        13,302            7,725
     All other corporate bonds                              44,612           44,205
                                                        -------------    -------------
        Total Fixed Maturities                             100,590           97,563
                                                        -------------    -------------
Preferred stock                                              1,335            1,313
Other Invested Assets:
     Mortgage loans on real estate                              56              124
     Policy loans                                              342              289
     Short-term investments and certificates of deposit      7,254           10,904
                                                        -------------    -------------
        Total Other Invested Assets                          7,652           11,317
                                                        -------------    -------------
           Total Cash and Invested Assets               $  112,235       $  115,303
                                                        =============    =============



The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year:

                                                                       Pro Forma
                                                   Ascent         Ascent       Westbridge
                                                 ----------     ----------     ----------
                                                    2000           1999           1998
                                                 ----------     ----------     ----------

Net investment income (1)                         $ 7,805        $ 8,016        $ 9,500
Net realized (loss) gain on investments              (454)          (167)         2,142
Average gross annual yield on fixed maturities        7.2%           7.2%           7.0%


The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit, at December 31, 2000:


                                              Market
                                              Value             %
                                          --------------   ------------
                                          (in thousands)
Ratings (1)

Investment grade:
     U.S. Government and agencies          $   22,754          22.6
     AAA                                        2,885           2.9
     AA                                         8,305           8.3
     A                                         38,552          38.3
     BBB                                       27,168          27.0
Non-Investment grade:
     BB                                           674           0.7
     B and below                                  252           0.2
                                          ------------     ------------
        Total fixed maturity securities   $  100,590          100.0
                                          ============     ============


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

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 2000, 70.4%, 27.0% and 2.6% of the market value of the Company's fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                    2000                       1999
                                         -------------------------   -------------------------
                                             Market                     Market
                                              Value         %            Value           %
                                         ------------  -----------   ------------  -----------
Scheduled Maturity                                            (in thousands)
------------------

Due in one year or less                  $    7,073          7.0     $   4,012           4.1
Due after one year through five years        28,877         28.7        33,311          34.2
Due after five years through ten years       26,327         26.2        26,367          27.0
Due after ten years                          25,011         24.9        26,148          26.8
Mortgage-backed securities                   13,302         13.2         7,725           7.9
                                         ------------  -----------   ------------  -----------
    Total fixed maturity securities      $  100,590        100.0     $  97,563         100.0
                                         ============  ===========   ============  ===========

Deferred Tax Asset. As of December 31, 2000, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000 were principally attributable to adverse claims experience for the old GPPO major medical product. Management believes that the GPPO product losses can be reduced through rate increase management. However, under applicable GAAP literature, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company increased its deferred tax valuation allowance by $10.4 million to $18.3 million to fully reserve the remaining net deferred tax asset as of December 31, 2000. Applicable GAAP literature further provides that the deferred tax asset valuation allowance may be eliminated once the Company is no longer in a cumulative loss position, as defined.

Claims Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $42.7 million at December 31, 2000 as compared to $38.8 million at December 31, 1999. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern accelerated in the fourth quarter of 2000 which resulted in a significant reduction in pending claims inventory at December 31, 2000. This significant change in the claims payment pattern has greatly increased the inherent uncertainty in estimating claim reserves at December 31, 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. The policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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

The Company's policy benefit reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claim loss ratios experienced by the Company during 2000 was indicative of inadequate pricing in the Company's principal major medical product marketed through June 2000.

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

In accordance with GAAP, the Company's actuarial assumptions are generally fixed, and absent materially adverse benefit experience, they are not generally adjusted. The Company monitors the adequacy of its policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of its actuarial assumptions. The adequacy of the Company's policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident (such as out-patient versus in-patient care) or prolong life expectancy. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of the Company's reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the Company insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the Company needing to post additional reserves, which could have a material adverse effect upon its business, financial condition or results of operations (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

Reinsurance. As is customary in the insurance industry, the Company's Insurance Subsidiaries reinsure, or cede, portions of the coverage provided to policyholders to other insurance companies on both an excess of loss and a coinsurance basis. Cession of reinsurance is utilized by an insurer to limit its maximum loss thereby providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance, but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Company reinsures its risks under its major medical policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $100,000. Risks under its Medicare Supplement policies are not reinsured. The Company's risks under its Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retains fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL's retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 2000, $1.5 million of the $2.5 million recoverable from reinsurers related to paid losses. Of this balance, all was recoverable from reinsurers rated "A" or higher by the A.M. Best Company.

Statutory Accounting Practices. The Company's Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices ("SAP"). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment return assumptions, are often more conservative than those appropriate for use by the Company under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used by the Company under GAAP. Another significant difference is that under SAP, unlike GAAP, the Company is required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The effect of this requirement is moderated by the allowance under SAP of an accounting treatment known as the "two year preliminary term" reserve valuation method. This reserve method allows the Company to defer any accumulation of policy benefit reserves until after the second policy year. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce the Company's gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries (see "Liquidity, Capital Resources and Statutory Capital and Surplus").


LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its subsidiaries and invested assets. Accordingly, Ascent's principal sources of funds are comprised of dividends and advances from non-insurance subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions totaling approximately $8.15 million, $5.9 million and $5.7 million to its Insurance Subsidiaries in 2000, 1999 and 1998 respectively. As of December 31, 2000, Ascent had approximately $4.3 million in unrestricted cash and invested assets. In February 2001, Ascent contributed $4.25 million to FLICA.

During the first quarter of 2001, the Company determined that continued adverse claims experience for the old GPPO product (see "Operating Results") would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained debt financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to maintain an RBC Ratio greater than Company Action Level at March 31, 2001 and to comply with the Florida premium writing ratio regulation (see "Business- Regulation" at Item
1). If the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. As a result, continued adverse claims experience for the old GPPO product or for other products written by the Insurance Subsidiaries could have a material adverse effect on Ascent's liquidity and capital resources and, due to potential restrictions on the ability of FLICA to underwrite new policies, its results of operations.

Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding Corporation and Ascent Management, Inc., some or all of which is pledged as collateral for receivables financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. Continued adverse claims experience for the old GPPO product could result in events of default under the credit agreement and related agreements.

Dividends on Ascent's redeemable convertible preferred stock may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. In December 2000, the Company paid preferred stock dividends through the issuance of 2,575 additional shares of preferred stock. Preferred stock dividends accrued at December 31, 1999 were paid in January 2000 through issuance of 1,873 additional shares of preferred stock.

Insurance Subsidiaries. The primary source of cash for the Insurance Subsidiaries are premiums, sales and maturity of invested assets and investment income while the primary uses of cash are benefits and claims, commissions, general and administrative expenses and taxes, licenses and fees. Cash contributions of $8.15 million and $15.25 million were funded in 2000 and through April 2001, respectively, by Ascent to its Insurance Subsidiaries to maintain capital and surplus (see "Ascent" discussion above). The Company's Insurance Subsidiaries have recorded combined statutory losses of $17.0 million for 2000 as compared to $6.5 million for 1999. The increased statutory losses resulted from 1) higher than expected claims and benefits for the old GPPO major medical product (see "Operating Results") and 2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded).

Dividends paid by the Company's Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance department of the state of domicile ("Business - Regulations" at Item 1). The Insurance Subsidiaries are precluded from paying dividends during 2001 without the prior approval of the Texas Insurance Commissioner as the Companies' earned surplus is negative.

Inflation will affect claim costs on the Company's Medicare supplement and major medical products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the major medical products will increase. The Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies and by filing for premium rate increases as necessary.

Consolidated. The Company's consolidated net cash used for operations totaled $4.9 million, $2.6 million and $8.0 million for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in cash used for operations in 2000 as compared to 1999 is primarily due to an increase in the cash basis ratio of benefits and claims to premiums and increases in general expenses relative to the implementation of the Company's policy administration and claims data processing systems. The decrease in cash used for operations in 1999 from 1998 was primarily due to a decrease in the cash basis ratio of benefits and claims and expenses to premiums, and a reduction in reorganization costs paid.

Net cash provided by investing activities for the years ended December 31, 2000, 1999 and 1998 totaled $0.6 million, $6.4 million and $13.3 million, respectively. Net cash provided by investing activities in 1999 and 1998 was primarily used to fund the Company's operating and financing activities.

Net cash provided by (used for) financing activities totaled $1.8 million, $1.0 million and $(6.0) million for the years ended December 31, 2000, 1999 and 1998, respectively. Financing activities during 2000 include $2.9 million in borrowings and $0.6 million in repayments related to the Company's Receivables Financing Program (defined below), and $0.5 million in repayments related to the term loan facility. Financing activities during 1999 include $3.3 million in borrowings on the term loan facility, and $0.8 million in borrowings and $3.2 million in repayments related to the Company's Receivables Financing Program. Cash flows for financing activities for 1998 were related to the net borrowings and repayments associated with the Company's Receivables Financing program. The Company's net financing cash flow increased in 2000 and 1999 as a result of increasing new business production and related agent's balances.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. As of December 31, 2000 and 1999, the Company's allowance for uncollectable commission advances was $3.7 million and $6.1 million, respectively.

The Company finances the majority of its obligations to make commission advances through Ascent Funding Corporation ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $7.5 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from FLICA and NFL and certain affiliated marketing companies. Effective September 30, 2000, the Credit Agreement was amended to extend the termination date to June 5, 2002, at which time the outstanding principal and interest will be due and payable. In connection with this commission advancing program, at December 31, 2000, AFI's net receivables from subagents totaled approximately $8.7 million with approximately $6.2 million outstanding under the Credit Agreement.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. The Company has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of April 17, 2001, there were no events of default under the Credit or Guaranty Agreements. However, continued adverse claims experience for the old GPPO major medical product could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc. ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At December 31, 2000, approximately $2.8 million was outstanding under the term loan facility.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company's investment portfolio that consists largely (91.8%) of fixed income securities. The Company's investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

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

Credit Risk. The company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Conditions" and
Note 4 - "Investments" to the Company's Consolidated Financial Statements.) Approximately 0.9% of the Company's fixed-income portfolio market value is comprised of less than investment grade securities. The Company's investment policy allows up to 5% of the Company's fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company's investment portfolio ("A" as rated by Standard & Poor's), management believes the Company has marginal risk with regard to credit quality.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 2000, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $4.4 million and $8.5 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $4.6 million and $9.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.

                                                                                             Page
                                                                                           Number(s)

Reports of Independent Accountants                                                           27-28

Financial Statements:

Ascent Assurance, Inc. Consolidated Balance Sheets at December 31, 2000 and 1999                29

Ascent Assurance, Inc. Consolidated Statements of Operations for the Year
   Ended December 31, 2000 and the Nine Months Ended December 31, 1999                          30

Westbridge Capital Corp. Consolidated Statements of Operations for the Three Months
   Ended March 31, 1999 and the Year Ended December 31, 1998                                    31

Ascent Assurance, Inc. Consolidated Statements of Comprehensive Income for the
   Year Ended December 31, 2000 and the Nine Months Ended December 31, 1999                     32

Westbridge Capital Corp. Consolidated Statements of Comprehensive Income for the
   Three Months Ended March 31, 1999 and the Year Ended December 31, 1998                       33

Ascent Assurance, Inc. Consolidated Statements of Changes in Stockholders' Equity for
   the Year Ended December 31, 2000 and the Nine Months Ended December 31, 1999                 34

Westbridge Capital Corp. Consolidated Statements of Changes in Stockholders' Equity for
   the Three Months Ended March 31, 1999 and the Year Ended December 31, 1998                   35

Ascent Assurance, Inc. Consolidated Statements of Cash Flows for the Year Ended
   December 31, 2000 and the Nine Months Ended December 31, 1999                                36

Westbridge Capital Corp. Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1999 and the Year Ended December 31, 1998                                    37

Notes to the Consolidated Financial Statements                                               38-60

Financial Statement Schedules:

II.  Condensed Financial Information of Registrant                                           61-69

III. Supplementary Insurance Information                                                        70

IV.  Reinsurance                                                                                71

V.   Valuation and Qualifying Accounts and Reserves                                             72

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Ascent Assurance, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ascent Assurance, Inc. and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the year ended December 31, 2000 and nine months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Dallas, TX
April 17, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Westbridge Capital Corp. (now, Ascent Assurance, Inc.)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Westbridge Capital Corp. and its subsidiaries for the three months ended March 31, 1999 and for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2000

                             ASCENT ASSURANCE, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                       Year Ended
                                                                      December 31,
                                                                 2000             1999
                                                              -----------      -----------
Assets                                                   (in thousands, except per share data)
------
Investments:
  Fixed Maturities:
     Available-for-sale, at market value (amortized cost
        $104,081 and $103,436)                                $ 100,590        $  97,563
  Equity securities, at market (cost $1,365)                      1,335            1,313
  Other investments                                                 398              413
  Short-term investments                                          7,254           10,904
                                                              -----------      -----------
            Total Investments                                   109,577          110,193

Cash                                                              2,658            5,110
Accrued investment income                                         1,965            2,030
Receivables from agents, net of allowance for doubtful
  accounts of $3,711 and $6,060                                   8,737            7,062
Deferred policy acquisition costs                                24,711           19,393
Deferred tax asset, net                                              -            7,086
Property and equipment, net of accumulated depreciation
  of $2,683 and $1,546                                            6,375            6,272
Other assets                                                      6,455            6,544
                                                              -----------      -----------
        Total Assets                                          $ 160,478        $ 163,690
                                                              ===========      ===========


Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits                                     $  61,306       $  57,119
    Claim reserves                                                42,778          38,776
                                                               -----------     -----------
      Total Policy Liabilities and Accruals                      104,084          95,895

Accounts payable and other liabilities                            15,667          13,592
Notes payable                                                      8,947           7,162
                                                               -----------     -----------
        Total Liabilities                                        128,698         116,649
                                                               -----------     -----------

Redeemable convertible preferred stock                            27,705          23,257
                                                               -----------     -----------
Stockholders' Equity
  Common stock ($.01 par value, 30,000,000 shares
    authorized; 6,500,000 shares issued)                              65              65
  Capital in excess of par value                                  27,620          27,338
  Accumulated other comprehensive loss, net of tax                (2,324)         (3,851)
  Retained Earnings                                              (21,286)            232
                                                               -----------     -----------
        Total Stockholders' Equity                                 4,075          23,784
                                                               -----------     -----------

        Total Liabilities, Redeemable Convertible
          Preferred Stock and Stockholders' Equity             $ 160,478       $ 163,690
                                                               ===========     ===========

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              Year             Nine Months
                                                             Ended                Ended
                                                       December 31, 2000    December 31, 1999
                                                       -----------------    -----------------
Revenues:                                               (in thousands, except per share data)
  Premiums:
     First-year                                          $   30,984           $   14,350
     Renewal                                                 88,924               72,021
                                                         ------------         ------------
        Total Premiums                                      119,908               86,371

  Net investment income                                       9,741                6,740
  Fee and service income                                     20,391               13,069
  Net realized loss on investments                             (454)                (208)
                                                         ------------         ------------
        Total Revenue                                       149,586              105,972
                                                         ------------         ------------

Benefits, claims and expenses:
  Benefits and claims                                       101,940               65,699
  Increase in deferred acquisition costs                     (6,818)              (4,354)
  Commissions                                                25,010               17,891
  General and administrative expenses                        35,159               21,034
  Recognition of premium deficiency                           1,500                    -
  Taxes, license and fees                                     5,105                3,422
  Interest expense on notes payable                             629                  284
  Resolution of pre-confirmation contingencies                    -               (1,235)
                                                         ------------         ------------
        Total Expenses                                      162,525              102,741

(Loss) income before income taxes                           (12,939)               3,231
Federal income tax benefit (expense)                         (6,003)              (1,125)
                                                         ------------         ------------
        Net (Loss) Income                                   (18,942)               2,106

Preferred stock dividends                                     2,576                1,874
                                                         ------------         ------------
(Loss) income applicable to common stockholders          $  (21,518)          $      232
                                                         ============         ============

Basic and diluted net (loss) income per common share     $    (3.31)          $     0.04
                                                         ============         ============

Weighted average shares outstanding:
  Basic                                                       6,500                6,500
                                                         ============         ============
  Diluted                                                     6,500                6,510
                                                         ============         ============

             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    Three Months             Year
                                                        Ended               Ended
                                                    March 31, 1999     December 31, 1998
                                                  -----------------    -----------------
Revenues:                                          (in thousands, except per share data)
  Premiums:
    First-year                                    $       3,121        $      19,161
    Renewal                                              26,827              116,556
                                                  -----------------    -----------------
       Total Premiums                                    29,948              135,717

  Net investment income                                   2,562               12,011
  Fee and service income                                  4,263               16,780
  Net realized loss on investments                           41                2,142
                                                  -----------------    -----------------
       Total Revenue                                     36,814              166,650
                                                  -----------------    -----------------

Benefits, claims and expenses:
  Benefits and claims                                    21,799               99,419
  Increase in deferred acquisition costs                   (862)                  40
  Commissions                                             6,688               33,907
  General and administrative expenses                     7,229               29,181
  Reorganization expense                                      -                9,179
  Recognition of premium deficiency                           -                4,948
  Taxes, licenses and fees                                1,059                5,216
  Interest expense on notes payable                         119                  881
  Interest expense on retire/cancelled debt                 507                5,933
                                                  -----------------    -----------------
       Total Expenses                                    36,539              188,704

Income (loss) before income taxes                           275              (22,054)
Federal income tax expense                                  (67)                (231)
                                                  -----------------    -----------------
       Net Income (Loss)                          $         208        $     (22,285)

Preferred stock dividends                                     -                  520
                                                  -----------------    -----------------
Income (loss) applicable to common stockholders   $         208        $     (22,805)
                                                  =================    =================

Basic and diluted net income per common share     $        0.03        $       (3.43)
                                                  =================    =================

Weighted average shares outstanding:
   Basic                                                  7,032                6,640
                                                  =================    =================
   Diluted                                                7,032                6,640
                                                  =================    =================

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                Year             Nine Months
                                               Ended                Ended
                                         December 31, 2000    December 31, 1999
                                         -----------------    -----------------
                                                     (in thousands)
Net (loss) income                        $     (18,942)       $       2,106
Other comprehensive income (loss):
 Unrealized holding loss arising
   during period, net of tax                     1,227               (3,956)
 Reclassification adjustment of gain
   on sales of investments included
   in net income, net of tax                       300                  105
                                         -----------------    -----------------
Comprehensive Loss                       $     (17,415)       $      (1,745)
                                         =================    =================

             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                             Three Months             Year
                                                 Ended               Ended
                                            March 31, 1999      December 31, 1998
                                           -----------------    -----------------
                                                      (in thousands)
Net income (loss)                          $        208         $     (22,285)
Other comprehensive income (loss):
  Unrealized holding gain (loss)
    arising during period, net of tax            (1,959)                  534
  Reclassification adjustment of loss
    on sales of investments included
    in net income, net of tax                       (27)               (1,272)

                                           -----------------    -----------------
Comprehensive Loss                         $     (1,778)        $     (23,023)
                                           =================    =================

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (in thousands, except per share data)


                                                                                    Accumulated
                                                                      Capital          Other         Retained          Total
                                                Common Stock         in Excess     Comprehensive     (Deficit)      Stockholders'
                                                ------------
                                             Shares      Amount     of Par Value       Loss          Earnings          Equity

Balance at March 31, 1999                  6,500,000    $    65      $   27,038     $        -       $      -       $    27,103

  Net income                                                                                             2,106            2,106
  Preferred stock dividend                                                                              (1,874)          (1,874)
  Other comprehensive loss, net of tax                                                  (3,851)                          (3,851)
  Amortization of unearned compensation                                     300                                             300
                                          -----------   ---------    ------------    ------------    -----------    -------------
Balance at December 31, 1999               6,500,000         65          27,338         (3,851)            232           23,784
                                          ===========   =========    ============    ============    ===========    =============


  Net loss                                                                                             (18,942)         (18,942)
  Preferred stock dividend                                                                              (2,576)          (2,576)
  Other comprehensive income, net of tax                                                  1,527                           1,527
  Amortization of unearned compensation                                     282                                             282
                                          -----------   ---------    ------------    -------------   -----------    -------------
Balance at December 31, 2000               6,500,000    $    65      $   27,620      $   (2,324)     $ (21,286)     $     4,075
                                          ===========   =========    ============    =============   ===========    =============



             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (in thousands, except per share data)


                                                                                    Accumulated
                                                                       Capital          Other        Retained         Total
                                                Common Stock          in Excess     Comprehensive    (Deficit)    Stockholders'
                                                ------------
                                           Shares        Amount      of Par Value   Income (Loss)    Earnings         Equity

Balance at December 31, 1997              6,195,439    $    620     $    30,843     $     4,649     $ (81,530)    $  (45,418)

  Net loss                                                                                            (22,285)       (22,285)
  Preferred stock dividend                                                                               (520)          (520)
  Other comprehensive loss, net of tax                                                     (738)                        (738)
  Preferred stock converted to common       840,071          83           6,982                                        7,065
  Other, net                                    299           -            (184)                                        (184)
                                         -----------   ----------   -------------   -------------   -----------   -------------
Balance at December 31, 1998              7,035,809         703          37,641           3,911      (104,335)       (62,080)
                                         ===========   ==========   =============   =============   ===========   =============

  Net income                                                                                              208            208
  Other comprehensive loss, net of tax                                                   (1,986)                      (1,986)
  Cancellation of old preferred stock                                    11,935                        (3,088)         8,847
  Issuance of new preferred stock                                                                        (477)          (477)
  Cancellation of old common stock       (7,035,809)       (703)                                                        (703)
  Issuance of new common stock            6,500,000          65          79,203                                       79,268
  Fresh start adjustments                                              (101,741)         (1,925)      107,692          4,026
                                         -----------   ----------   -------------   -------------   -----------   -------------
Balance at March 31, 1999                 6,500,000    $     65     $    27,038     $         -     $       -     $   27,103
                                         ===========   ==========   =============   =============   ===========   =============


             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Year             Nine Months
                                                                Ended               Ended
                                                          December 31, 2000    December 31, 1999
                                                          -----------------    -----------------
Cash Flow From Operating Activities:                      (in thousands, except per share data)
  Net (loss) income                                       $      (18,942)      $        2,106
  Adjustments to reconcile net income to cash used for
     operating activities:
        Recognition of premium deficiency                          1,500                    -
        Decrease in accrued investment income                         65                  139
        Increase in deferred acquisition costs                    (6,818)              (4,354)
        (Increase) decrease in receivables from agents            (1,675)               1,120
        Decrease (increase) in other assets                           88               (1,200)
        Increase in policy liabilities and accruals                8,189                   89
        Increase (decrease) in accounts payable and
            accruals                                               2,075               (4,949)
        Decrease in deferred income taxes, net                     7,086                  261
        Other, net                                                 3,557                1,707
                                                           ----------------    -----------------
Net Cash Used For Operating Activities                            (4,875)              (5,081)
                                                           ----------------    -----------------

Cash Flow From Investing Activities:
   Purchases of fixed maturity investments                       (55,678)              (9,001)
   Sales of fixed maturity investments                            49,463               17,096
   Maturities and calls of fixed maturity investments              4,631                1,132
   Net decrease in short term and other investments                3,665                  873
   Property and equipment purchased                               (1,443)              (4,193)
                                                           ----------------    -----------------
Net Cash Provided By Investing Activities                            638                5,907
                                                           ----------------    -----------------

Cash Flow From Financing Activities:
  Issuance of notes payable                                        2,873                4,129
  Repayment of notes payable                                      (1,088)              (2,055)
                                                           ----------------    -----------------
Net Cash Provided By Financing Activities                          1,785                2,074
                                                           ----------------    -----------------

Increase (Decrease) In Cash During Period                         (2,452)               2,900
Cash At Beginning Of Period                                        5,110                2,210
                                                           ----------------    -----------------
Cash At End Of Period                                      $       2,658       $        5,110
                                                           ================    =================


             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                              Three Months            Year
                                                                 Ended               Ended
                                                             March 31, 1999     December 31, 1998
                                                           -----------------    -----------------
Cash Flows From Operating Activities:                       (in thousands, except per share data)
  Net income (loss)                                        $         208        $     (22,285)
  Adjustments to reconcile net income (loss) to cash
    provided by (used for) operating activities:
      Recognition of premium deficiency                                -                4,948
      (Increase) decrease in deferred acquisition costs             (862)                  40
      Decrease in receivables from agents                          1,678               10,643
      (Increase) decrease in other assets                         (1,007)                 513
      Decrease in policy liabilities and accruals                 (2,181)              (9,608)
      Increase in accounts payable and accruals                    4,428                6,532
      Decrease in deferred income taxes, net                      (1,070)                   -
      Other, net                                                   1,308                1,211
                                                           -----------------    ----------------
Net Cash Provided By (Used For) Operating Activities               2,502               (8,006)
                                                           -----------------    ----------------

Cash Flows From Investing Activities:
  Proceeds from investments sold:
    Fixed maturities, called or matured                            2,215                7,531
    Fixed maturities, sold                                         4,904               13,810
    Other investments, sold or matured                               139                8,913
    Cost of investments acquired                                  (5,851)             (15,772)
    Other                                                           (873)              (1,184)
                                                           -----------------    ----------------
Net Cash Provided By (Used For) Investing Activities                 534               13,298
                                                           -----------------    ----------------

Cash Flows From Financing Activities:
  Retirement of senior subordinated debentures                   (15,167)                   -
  Issuance of preferred stock                                     15,167                    -
  Decrease in deferred debt costs                                      -                  864
  Issuance of notes payable                                          911                5,461
  Repayment of notes payable                                      (2,015)             (12,369)
                                                           -----------------    ----------------
Net Cash Used For Financing Activities                            (1,104)              (6,044)
                                                           -----------------    ----------------
Increase (Decrease) In Cash During Period                          1,932                 (752)
Cash At Beginning Of Period                                          278                1,030
                                                           -----------------    ----------------
Cash At End Of Period                                      $       2,210        $         278
                                                           =================    ================


             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge"), emerged from Chapter 11 reorganization proceedings (see Note 4). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions received by the Company for prior year sales of insurance products underwritten by unaffiliated insurance carriers.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Ascent Assurance, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior years' amounts have been made to conform with the 2000 financial statement presentation.

Fresh Start Adjustments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start reporting effective March 31, 1999 (see Note 4). Fresh start reporting requires the new reporting entity created on the reorganization effective date to determine a reorganization book value. The reorganization book value is allocated to the fair value of assets and liabilities similar to the purchase method of accounting under Accounting Principles Board Opinion No. 16. As a result of the application of fresh start reporting, the financial statements of Ascent issued subsequent to the adoption of fresh start reporting will not be comparable with those of Westbridge prepared before adoption of fresh start accounting, including the historical financial statements of Westbridge in this annual report. With the adoption of fresh start accounting, the Company retained a fiscal accounting year ended on December 31 of each year.

Ascent's reorganization book value was determined with the assistance of its financial advisors. The significant factors used in the determination of reorganization book value were analyses of industry, economic and overall market conditions, historical and projected performance of the Company, and certain financial analyses, including discounted future cash flows.

The effects of the Plan and fresh start reporting on the Company's consolidated balance sheet as of March 31, 1999 are as follows (in thousands):

                                        Westbridge     Issue New      Issue New      Fresh Start        Ascent
                                        03/31/1999   Preferred (a)    Common (b)   Adjustments (c)    03/31/1999
                                       ------------  -------------  -------------  ---------------  --------------
Assets
Total investments                      $  126,932    $              $              $                $    126,932
Cash                                        2,210                                                          2,210
Accrued investment income                   2,169                                                          2,169
Agent receivables, net                      8,182                                                          8,182
Deferred policy acquisition costs          15,039                                                         15,039
Deferred tax asset, net                     1,070                                          6,277           7,347
Other assets                               13,504                        (3,088)          (2,500)          7,916
                                       ------------  -------------  -------------  ---------------  --------------

     Total assets                      $  169,106    $         -    $    (3,088)   $       3,777    $    169,795
                                       ============  =============  =============  ===============  ==============

Liabilities, Preferred Stock & Equity
Policy liabilities and accruals        $   95,806    $              $              $                $     95,806
Accounts payable and accruals              18,790                                           (249)         18,541
Notes payable                               5,088                                                          5,088
Accrued dividends                           1,304                        (1,304)                               -
Accrued interest                           10,518         (3,257)        (7,261)                               -
Senior subordinated notes, net             19,523        (19,523)                                              -
Convertible subordinated notes             70,000                       (70,000)                               -
                                       ------------  -------------  -------------  ---------------  --------------
     Total liabilities                    221,029        (22,780)       (78,565)            (249)        119,435

Old Series A preferred stock               11,935                       (11,935)                               -
New Series A preferred stock                              23,257                                          23,257
                                       ------------  -------------  -------------  ---------------  --------------
     Total preferred stock                 11,935         23,257        (11,935)               -          23,257

Old common stock                              703                          (703)                               -
New common stock                                                             65                               65
Additional paid in capital                 37,641                        91,138         (101,741)         27,038
Accumulated other comprehensive
  income, net of tax                        1,925                                         (1,925)              -
Retained earnings                        (104,127)          (477)        (3,088)         107,692               -
                                       ------------  -------------  -------------  ---------------  --------------

     Total equity                         (63,858)          (477)        87,412            4,026          27,103
                                       ------------  -------------  -------------  ---------------  --------------
     Total liabilities, preferred
       stock and equity                $  169,106    $         -    $    (3,088)   $       3,777    $    169,795
                                       ============  =============  =============  ===============  ==============


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

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. No changes were made to claim reserve estimates for purposes of fresh start accounting. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern accelerated in the fourth quarter of 2000 which resulted in a significant reduction in pending claims inventory at December 31, 2000. This significant change in claims payment pattern has significantly increased the inherent uncertainty in estimating claim reserves at December 31, 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at December 31, 2000 is fully reserved as discussed at Note 11.

In connection with its reorganization, the Company realized a non-taxable gain from the extinguishment of certain indebtedness for tax purposes, since the gain resulted from a reorganization under the Bankruptcy Code. As a result, the Company was required to reduce certain tax attributes of Ascent Assurance, Inc., including (i) NOLs, (ii) certain tax credits, and (iii) tax bases in assets in an amount equal to the gain on extinguishment.

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

The following tables reflect the calculation of basic and diluted earnings per share:

                                                            Year                  Nine Months
                                                           Ended                     Ended
               Ascent Assurance, Inc.                December 31, 2000         December 31, 1999
                                                     -----------------         -----------------
                                                     (Amounts in 000's, except per share amounts)

Basic:
  (Loss) income available to common shareholders     $      (21,518)           $          232
                                                     =================         =================
  Weighted average shares outstanding                         6,500                     6,500
                                                     =================         =================
  Basic (loss) earnings per share                    $        (3.31)           $         0.04
                                                     =================         =================

Diluted:
  (Loss) income available to common shareholders     $      (21,518)           $          232
                                                     =================         =================
  Weighted average shares outstanding                         6,500                     6,510
                                                     =================         =================
  Diluted (loss) earnings per share                  $        (3.31)           $         0.04
                                                     =================         =================



                                                        Three Months                 Year
                                                           Ended                    Ended
              Westbridge Capital Corp.                 March 31, 1999          December 31, 1998
                                                     -----------------         -----------------


Basic:
  Income (loss) available to common shareholders     $          208            $      (22,805)
                                                     =================         =================
  Weighted average shares outstanding                         7,032                     6,640
                                                     =================         =================
  Basic earnings (loss) per share                    $         0.03            $        (3.43)
                                                     =================         =================

Diluted:
   Income (loss) available to common shareholders    $          208            $      (22,805)
                                                     =================         =================
   Weighted average shares outstanding                        7,032                     6,640
                                                     =================         =================
   Diluted earnings (loss) per share                 $         0.03            $        (3.43)
                                                     =================         =================

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

NOTE 3 - FINANCING OBTAINED IN APRIL 2001

During the first quarter of 2001, the Company determined that continued adverse claims experience for the Group Preferred Provider Organization ("GPPO") product, the principal product marketed by the Company from 1998 through June 2000, would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained debt financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to maintain an RBC Ratio greater than Company Action Level at March 31, 2001 and to comply with the Florida premium writing ratio regulation (see Note 12). To the extent that the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. Management believes that significant rate increase actions will reduce losses from the GPPO product in 2001.

In April 2001, Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding Corporation and Ascent Management, Inc., some or all of which is pledged as collateral to LaSalle Bank NA ("LaSalle") for receivables financing - see Note 8. Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. In connection with the $11 million loan, LaSalle waived certain events of default and amended various agreements related to receivables financing described at Note 8. Debt covenants under the credit agreement related to the $11 million loan are substantially similar to those under the LaSalle receivable financing arrangements.

NOTE 4 - REORGANIZATION EFFECTIVE MARCH 24, 1999

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

Issuance of New Securities

Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

|X| To holders of general unsecured claims and Convertible Notes as of December 10, 1998 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of the allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock were distributed in November 1999.

|X| To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants ("New Warrants") to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

|X| To holders of Old Common Stock as of December 10, 1998, 130,000 shares or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock were not issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

|X| To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, are convertible into 4,765,165 shares of the New Common Stock. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owns approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable in January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

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

NOTE 5 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                         Ascent Assurance, Inc.          Westbridge Capital Corp.
                                     -----------------------------    -----------------------------
                                         Year         Nine Months     Three Months        Year
                                        Ended           Ended            Ended           Ended
                                              December 31,              March 31,     December 31,
                                          2000            1999            1999            1998
                                          ----            ----            ----            ----

Fixed maturities                     $    7,088      $    5,368       $    2,125      $    8,754
Short-term investments                      741             291               86             708
Interest on receivables from agents       1,936             941              345           2,511
Other                                       189             201               73             351
                                     -------------   -------------    -------------   -------------
                                          9,954           6,801            2,629          12,324

      Less: Investment expenses             213              61               67             313
                                     -------------   -------------    -------------   -------------
      Net investment income          $    9,741      $    6,740       $    2,562      $   12,011
                                     =============   =============    =============   =============

Realized (loss) gain on investments are summarized as follows:

                                         Ascent Assurance, Inc.          Westbridge Capital Corp.
                                     -----------------------------    -----------------------------
                                          Year        Nine Months      Three Months       Year
                                         Ended          Ended             Ended          Ended
                                             December 31,               March 31,     December 31,
                                          2000           1999              1999           1998
                                          ----           ----              ----           ----

Fixed maturities                     $     (454)     $     (162)      $       40      $      403
Equity securities                             -             (37)               1           1,555
Other                                         -              (9)               -             184
                                     -------------   -------------    -------------   -------------
Realized (loss) gain on investments  $     (454)     $     (208)      $       41      $    2,142
                                     =============   =============    =============   =============


Unrealized (depreciation) appreciation on investments is reflected directly in stockholders' equity as a component of accumulated other comprehensive (loss) income and is summarizes as follows:


                                                       Ascent                  Westbridge
                                            ------------------------------    -------------
                                                  Year        Nine Months     Three Months
                                                 Ended           Ended           Ended
                                                      December 31,              March 31,
                                                 2000            1999             1999
                                                 ----            ----             ----

Balance at beginning of period              $   (3,851)     $         -       $    3,911
Unrealized depreciation, net of tax, on
  fixed maturities available-for-sale            1,513           (3,817)          (1,840)
Unrealized depreciation, net of tax, on
  equity securities and other investments           14              (34)            (146)
Fresh start adjustment                               -                -           (1,925)
                                            -------------   --------------    -------------
Balance at end of period                    $   (2,324)     $    (3,851)      $        -
                                            =============   ==============    =============

Estimated market values represent the closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

                                                           Gross          Gross         Estimated
                                          Amortized     Unrealized      Unrealized        Market
December 31, 2000 Available-for-Sale         Cost          Gains          Losses          Value
------------------------------------         ----          -----          ------          -----
                                                                (in thousands)
U.S. Government and governmental
  agencies and authorities              $    10,415     $       74      $       27      $   10,462
States, municipalities, and political
  subdivisions                                2,013              -              31           1,982
Finance companies                            23,891             63             509          23,445
Public utilities                              7,091              8             312           6,787
Mortgage-backed securities                   13,328             28              54          13,302
All other corporate bonds                    47,343            143           2,874          44,612
                                        -------------   -------------   -------------   ------------
Balance at December 31, 2000            $   104,081     $      316      $    3,807      $  100,590
                                        =============   =============   =============   ============

                                                            Gross           Gross       Estimated
                                          Amortized      Unrealized      Unrealized       Market
December 31, 1999 Available-for-Sale        Cost            Gains          Losses         Value
------------------------------------        ----            -----          ------         -----
                                                               (in thousands)
U.S. Government and governmental
  agencies and authorities              $    11,113     $        -      $      425      $   10,688
States, municipalities, and political
  subdivisions                                2,021              -             154           1,867
Finance companies                            25,220              -           1,270          23,950
Public utilities                              9,806              -             678           9,128
Mortgage-backed securities                    7,823             57             155           7,725
All other corporate bonds                    47,453             26           3,274          44,205
                                        -------------   -------------   -------------   ------------
Balance at December 31, 2000            $   103,436     $       83      $    5,956      $   97,563
                                        =============   =============   =============   ============


The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 2000, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


                                                              Estimated
                                            Amortized          Market
                                               Cost            Value
                                               ----            -----
                                                   (in thousands)
Due in one year or less                    $    7,120       $    7,073
Due after one year through five years          29,223           28,877
Due after five years through ten years         27,244           26,327
Due after ten years                            27,166           25,011
Mortgage-backed securities                     13,328           13,302
                                           ------------     ------------
                                           $  104,081       $  100,590
                                           ============     ============

A summary of unrealized (depreciation) appreciation on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders' equity as a component of accumulated other comprehensive (loss) income, is as follows:


                                                       December 31,     December 31,
                                                           2000            1999
                                                           ----            ----
                                                              (in thousands)
Amortized cost                                         $  105,446       $  104,801
Estimated market value                                    101,925           98,876
                                                       -------------    -------------
(Deficit) excess of market value to amortized cost         (3,521)          (5,925)
Estimated tax (benefit) provision                          (1,197)          (2,074)
                                                       -------------    -------------
Unrealized (depreciation) appreciation, net of tax     $   (2,324)      $   (3,851)
                                                       =============    =============

At December 31, 2000, the estimated tax benefit related to unrealized investment losses has been fully reserved (see Note 11).

Proceeds from sales and maturities of investments in fixed maturity securities were approximately $54.1 million for the year ended December 31, 2000, $18.2 million for the nine months ended December 31, 1999 and $7.1 million for the three months ended March 31, 1999. Gross gains of $0.3 million and gross losses of $0.7 million were realized on fixed maturity investment sales during 2000. Gross gains of $0.1 million and gross losses of $0.3 million were realized on fixed maturity investment sales during the nine months ended December 31, 1999. Gross gains of $0.2 million and gross losses of $0.2 million were realized on fixed maturity investment sales during the three months ended March 31, 1999. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities at December 31, 2000 and 1999, are high-yield, unrated or less than investment grade corporate debt securities comprising approximately 0.9% and 1.5% of fixed maturities at December 31, 2000 and 1999, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 2000 and 1999 had a par value totaling $27.2 million and $27.3 million, respectively. At December 31, 2000 and 1999, the Company had restricted cash and investments totaling $2.5 million related to its receivables financing program (see Note 8).

NOTE 6 - FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

Withdrawals - Issues through 1980 are based on industry experience; 1981 through 2000 issues are based on industry experience and Company experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest - Issues through 1980 are 6% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years except for certain NationalCare and Supplemental Hospital Income issues which are 8% graded to 6% in 8 years and LifeStyles Products which are 9% graded to 7% in 10 years. 1993 and later issues are 7% level. Certain policies acquired in 1992 are 6.4% level while other policies acquired in 1993 and 1994 are 6% level. Policies acquired in the acquisition of NFIC and AICT are 7% level.

Mortality - Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 us the 1965-1970 Ultimate Table. 1993 and later issues use the 1975-1980 Ultimate Table. Policies acquired in acquisitions use the 1965-1970 Ultimate Table.

Morbidity - Based on industry tables published in 1974 by Tillinghast, Nelson and Warren, Inc., as well as other population statistics and morbidity studies.

NOTE 7 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 2000, 1999 and 1998, to the amounts reported in the Company's balance sheet:

                                                Ascent Assurance, Inc.          Westbridge Capital Corp.
                                           ------------------------------    ------------------------------
                                                Year          Nine Months     Three Months         Year
                                               Ended             Ended           Ended            Ended
                                            December 31,     December 31,       March 31,      December 31,
                                                2000             1999             1999             1998
                                                                   (in thousands)

Balance at beginning of period (Gross)     $    38,776      $    41,068      $     44,116      $  51,784
  Less: reinsurance recoverables on
     claim reserves                              1,501            1,871             1,765          2,955
                                           -------------    -------------    --------------    ----------
Net balance at beginning of period              37,275           39,197            42,351         48,829

Incurred related to:
  Current year                                  94,516           60,255            19,401         98,203
  Prior years                                    1,550            2,213             1,596            (95)
                                           -------------    -------------    --------------    ----------
     Total incurred                             96,066           62,468            20,997         98,108
                                           -------------    -------------    --------------    ----------

Paid related to:
  Current year                                  61,834           47,300             5,277         67,911
  Prior years                                   31,220           17,090            18,874         36,675
                                           -------------    -------------    --------------    ----------
     Total paid                                 93,054           64,390            24,151        104,586
                                           -------------    -------------    --------------    ----------
Balance at end of period                        40,287           37,275            39,197         42,351
  Plus: reinsurance recoverables on
     claim reserves                              2,491            1,501             1,871          1,765
                                           -------------    -------------    --------------    ----------
Balance at end of period (Gross)           $    42,778      $    38,776      $     41,068      $  44,116
                                           =============    =============    ==============    ==========

Included in reinsurance recoverables on claim reserves is approximately $1.5 million, $0.5 million, $0.9 million and $0.7 million relating to paid claims as of December 31, 2000, 1999, March 31, 1999 and December 31, 1998, respectively.

NOTE 8 - FINANCING ACTIVITIES

Credit Arrangement. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank which currently provides AFI with a $7.5million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from FLICA and NFL and certain affiliated marketing companies. Effective September 30, 2000, the Credit Agreement was amended to extend the termination date to June 5, 2002. As of December 31, 2000, $6.2 million was outstanding under the Credit Agreement (weighted average interest rate of 8.31%). The Company incurs a commitment fee on the unused portion of the Credit Agreement at at rate of 0.50% per annum. Interest of $0.5 million was expensed and paid in 2000. Interest of $0.3 million was expensed and paid in 1999.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's obligations under the Credit Agreement have been guaranteed by Ascent (the "Guaranty Agreement"), and the Company has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty. See Note 3 for discussion of compliance with debt covenants.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan agreement with LaSalle, secured by substantially all of AMI's assets and the guarantee of Ascent. Principal is payable in 60 equal monthly installments beginning January 31, 2000. As of December 31, 2000, $2.8 million was outstanding under the term loan facility (weighted average interest rate of 8.24%). Interest of $0.2 million was expensed and paid in 2000. Interest of $0.1 million was capitalized and paid in 1999.

Prior to the Effective Date of the Plan (see Note 4), the Company had the following debt securities outstanding:

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

As of the Effective Date, these Senior Notes were canceled, extinguished and retired. As more fully described in Note 4, holders of Allowed 11% Senior Note Claims held by creditors other than CSFB received cash payments totaling $15.2 million.

As more fully described in Note 9, in order to provide the Company with sufficient funds to make the cash distributions to the holders of the Allowed 11% Senior Notes under the Plan, the Company entered into a Stock Purchase Agreement with CSFB, a significant noteholder, pursuant to which CSFB, subject to the conditions contained therein, purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

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

Total interest paid on debt in 1998 was $0.8 million.

NOTE 9 - PREFERRED STOCK

New Preferred Stock On March 24, 1999, pursuant to the Plan, the Company authorized 40,000 shares of non-voting New Preferred Stock, of which 23,257 shares are owned by CSFB (see Note 4).

The following summarized the significant terms of the New Preferred Stock:

x Stated value of $1,000 per share.

x Cumulative annual dividend rate of $102.50 per share payable annually in arrears on the last day of January in each year by issuance of cash or additional shares of New Preferred Stock.

x Each share of New Preferred Stock is convertible at any time in 204.8897 shares of New Common Stock at an initial conversation price of $4.88 per share, subject to customary anti-dilution adjustments.

The New Preferred Stock is mandatorily redeemable in cash on the fifth anniversary of the Effective Date in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption.

In December 2000, the Company paid preferred stock dividends through the issuance of 2,575 additional shares of preferred stock and a $825 distribution of cash. Preferred stock dividends accrued at December 31, 1999 were paid in January 2000 through the issue of 1,873 additional shares of preferred stock and a $965 distribution of cash.

Prior to the Effective Date of the Plan (see Note 4), the Company had the following preferred stock outstanding:

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

NOTE 10 - DEFERRED POLICY ACQUISITION COSTS ("DPAC")

A summary of DPAC follows (in thousands):

                                           Ascent Assurance, Inc.         Westbridge Capital Corp.
                                   -------------------------------    ---------------------------------
                                        Year          Nine Months         Three Months        Year
                                        Ended            Ended               Ended           Ended
                                     December 31,     December 31,         March 31,      December 31,
                                        2000              1999               1999             1998
                                        ----              ----               ----             ----

Balance at beginning of period     $    19,393       $    15,039       $    14,177       $    19,165

Deferrals                                9,816             5,832             1,148             4,371

Recognition of premium deficiency       (1,500)                -                 -            (4,948)

Amortization expense                    (2,998)           (1,478)             (286)           (4,411)

                                   --------------    --------------    --------------    --------------
Balance at end of period           $    24,711       $    19,393       $    15,039       $    14,177
                                   ==============    ==============    ==============    ==============



Recognition of Premium Deficiency In general, a premium deficiency exists if the present value of future cash flows plus future policy benefit and claim reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. As a result of fourth quarter losses for certain major medical products, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 related to medical expense reimbursement products issued subsequent to the fresh start date of March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000 by a non-cash charge to expense.

During 1998, the Company experienced adverse loss ratios and declining persistency on its old major medical and Medicare supplement products. As a result of these factors, the Company undertook a further revaluation of the recoverability of DPAC in the third quarter of 1998. Based on the results of this review, the Company determined that a premium deficiency existed and recorded a non-cash charge to expense of approximately $5.0 million in the third quarter of 1998.


NOTE 11 - INCOME TAXES

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

Taxes paid (recovered) in 2000, 1999 and 1998 were $(1.2) million, $80,000, and $1.1 million respectively. The Company and its wholly owned subsidiaries, other than FLICA, file a consolidated federal income tax return. FLICA files a separate federal income tax return. Prior to 2000, NFIC and AICT filed a separate consolidated tax return. NFIC and AICT entered the Ascent Assurance consolidated return in 2000.

The provision for (benefit from) U.S. federal income taxes charged to continuing operations was as follows:

                                        Ascent Assurance, Inc.            Westbridge Capital Corp.
                                    ------------------------------    -----------------------------
                                         Year          Nine Months     Three Months       Year
                                        Ended             Ended           Ended          Ended
                                     December 31,     December 31,      March 31,      December 31,
                                        2000              1999            1999            1998
                                        ----              ----            ----            ----
                                                             (in thousands)

Current                             $    (206)      $    (1,199)      $      67       $      231
Deferred                                6,209             2,324               -                -
                                    ------------    --------------    ------------    -------------

Total provision for income taxes    $   6,003       $     1,125       $      67       $      231
                                    ============    ==============    ============    =============

Provision has not been made for state and foreign income tax expense since such expense is minimal.

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company's last three years was as follows:

                                       Ascent Assurance, Inc.          Westbridge Capital Corp.
                                  ------------------------------    -----------------------------
                                      Year          Nine Months     Three Months        Year
                                      Ended            Ended           Ended            Ended
                                   December 31,     December 31,      March 31,      December 31,
                                      2000             1999             1999            1998
                                      ----             ----             ----            ----

Statutory tax rate                    (34%)             34%               34%           (34%)
Change in valuation allowance          80%               -                 -              -
Unutilized loss carryforwards           -                2%               (9%)           31%
Other items, net                        -               (1%)              (1%)            4%
                                  -------------    -------------    -------------   -------------
Effective tax rate                     46%              35%               24%             1%
                                  =============    =============    =============   =============

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:


                                                                    December 31,
                                                           2000              1999
                                                           ----              ----
                                                                (in thousands)
Deferred Tax Assets:
      Unrealized gain on investments                   $    1,197         $   2,074
      Policy reserves                                       6,792             4,150
      Net operating loss carryforwards                     13,538            17,998
      Other deferred tax assets                             3,056               964
                                                       --------------     -------------
         Total deferred tax asset                      $   24,583         $  25,186
                                                       --------------     -------------

Deferred Tax Liabilities:
      Deferred policy acquisition costs                $    1,361         $  (2,970)
      Other deferred tax liabilities                        4,959             4,121
                                                       --------------     -------------
         Total deferred tax liability                  $    6,320         $   1,151
                                                       --------------     -------------

Net Deferred Tax Asset Before Valuation
      Allowance                                        $   18,263         $  24,035
Less Valuation Allowance                                  (18,263)          (16,949)
                                                       --------------     -------------
Net Deferred Tax Asset                                 $        -         $   7,086
                                                       ==============     =============

As of December 31, 2000, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company increased its deferred tax asset valuation allowance by $10.4 million to $18.3 million to fully reserve the remaining net deferred tax assets as of December 31, 2000. As a result of limitations arising from the action of sections 108 and 382 of the Internal Revenue Code, the Company's net operating loss carryforwards and valuation allowance as of December 31, 1999 were reduced by $9.1 million. Changes in the valuation allowance applicable to the net deferred tax asset for the three years ended December 31, 2000 are as follows:

                                                     Ascent Assurance, Inc.               Westbridge Capital Corp.
                                                     Year          Nine Months        Three Months             Year
                                                    Ended              Ended              Ended                Ended
                                            December 31, 2000    December 31, 1999    March 31, 1999     December 31, 1998
                                            -----------------    -----------------    --------------     -----------------
                                                                           (in thousands)

Balance, beginning of year                  $     (16,949)       $      (16,949)      $     (36,449)     $      (28,728)

Decrease in valuation allowance
    related to permanent limitations
    of net operating loss carryforwards             9,081                     -              19,500                   -

Increase in valuation
    allowance charged to
    income                                        (10,395)                    -                   -              (7,721)
                                            ----------------      ---------------     ---------------    ------------------

Balance, end of year                        $     (18,263)        $     (16,949)      $     (16,949)     $      (36,449)
                                            ================      ===============     ===============    ==================

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 2000, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $0.9 million have not been provided on such amount.

At  December  31, 2000 and 1999,  NFL has  approximately  $7.8  million and $8.0 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 2000, the Company and its wholly owned subsidiaries have aggregate net operating loss carryforwards, net of bankruptcy related tax attribute reductions of approximately $39.8 million for regular tax and $40.2 million for alternative minimum tax purposes, which will expire in 2003 through 2014.


NOTE 12 - STATUTORY CAPITAL AND SURPLUS

Under the applicable laws of the states in which insurance companies are licensed, the companies are required to maintain minimum amounts of capital and surplus. Effective September 28, 2000, NFL and FLICA redomesticated from the states of Delaware and Mississippi, respectively, to the state of Texas. As a result, NFL, FLICA, NFIC and AICT are Texas domestic companies and are subject to regulation under Texas insurance laws. Under the Texas Insurance Code, the insurance subsidiaries are required to maintain aggregate capital and surplus of $1.4 million. The following states where the companies are licensed require greater amounts of capital and surplus: California $1.5 million of capital and $2.5 million of surplus, Washington $4.8 million of aggregate capital and surplus, and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus which NFL and NFIC must each maintain is $5.0 million. FLICA must maintain a minimum of $4.8 million and AICT must maintain $2.0 million. At December 31, 2000, aggregate statutory capital and surplus for NFL, FLICA, NFIC and AICT was approximately $5.5 million, $6.0 million, $1.6 million and $3.6 million, respectively. Although NFIC's capital and surplus is less than $5.0 million at December 31, 1999, NFIC voluntarily ceased writing new business effective
December 15, 1997. Moreover, NFIC's capital and surplus exceeds the minimum requirements of its state of domicile, Texas. AICT is wholly owned by NFIC.
Accordingly, statutory capital and surplus of NFIC includes the statutory capital and surplus of AICT.

Dividends paid by the Insurance Subsidiaries are subject to the regulations of the insurance laws and practices of the Texas Department of Insurance. The Texas Insurance Code allows life and health insurance companies to make dividend payments from surplus profits or earned surplus arising from its business. Earned surplus is defined as unassigned surplus excluding any unrealized gains. Texas life and health insurance companies may generally pay ordinary dividends or make distributions of cash or other property within any twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Texas Insurance Commissioner.

The Insurance Subsidiaries are precluded from paying dividends during 2001 without prior approval of the Texas Insurance Commissioner as the companies' earned surplus is negative. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance. Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. The Texas Department of Insurance also maintains discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. In light of recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from its Insurance Subsidiaries for the foreseeable future.

In December 1990, the Company and NFL entered into an agreement under which NFL issued a surplus certificate to the Company in the principal amount of $2,863,000 in exchange for $2,863,000 of the Company's assets. The unpaid aggregate principal under the surplus certificate bore interest at an agreed upon rate not to exceed 10% and was repayable, in whole or in part, upon (i) NFL's surplus exceeding $7,000,000, exclusive of any surplus provided by any reinsurance agreements and (ii) NFL receiving prior approval for repayment from the Delaware Insurance Commissioner. During 1993 and 1994, NFL received such approval and repaid $2,086,000 to the Company. In 1999, with the prior approval of the Delaware Insurance Commissioner, NFL converted the remaining $776,961 of the surplus debenture to $600,000 of capital stock and $176,961 of paid in surplus.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act"). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"). If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend (as defined by the NAIC) has occurred and total adjusted capital is less than 125 percent of RBC (the "Company Action Level"), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority must place the company under its control. The NAIC's requirements are effective on a state by state basis if, and when, they are adopted by the regulators in the respective states.

The Texas Department of Insurance adopted the NAIC's Model Act during 2000. NFL's and FLICA's statutory annual statements for the year ended December 31, 2000 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC; however FLICA did not meet the negative trend test (see Note 3).

In 1998,  NFIC and AICT  entered  into a voluntary  consent  order,  pursuant to
Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2000, AICT's RBC exceeded Company Action Level RBC; however, NFIC's RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Under Florida Statutes Section 624.4095, Florida licensed insurance companies' ratio of actual or projected annual written premiums to current or projected surplus as regards to policyholders ("the premium writing ratio") may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company's certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2000, the premium writing ratio for FLICA, which currently underwrites insurance policies in Florida, exceeded the limit mandated by Florida law (see Note 3).

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

NOTE 13 - EMPLOYEE BENEFIT PLANS

In September 1986, the Company established a retirement savings plan ("401(k) plan") for its employees. As amended in August 1999, all employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501 (a) of the IRC. Ascent Assurance, Inc. is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees who elect to participate may contribute up to 10% of pre-tax compensation, including commissions, bonuses and overtime. The Company may make discretionary contributions, determined by the Company's Board of Directors, up to 50% of the employees' first 3% of deferred compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Generally, the Company contributions are in the form of common stock. During the period of July 1998 through October 1999, the Company made cash contributions. The Company's contributions to the 401 (k) plan in 2000, 1999 and 1998 approximated $92,000, $96,000 and $80,000, respectively.

The Company's incentive stock option plans adopted as of July 1, 1982, September 5, 1985 and March 26, 1992, and the Company's restricted stock plan adopted as of April 19, 1996, have been canceled as of the Effective Date. All outstanding grants of stock options or restricted stock have been extinguished as contemplated by the terms of the Plan.

1999 Stock Option Plan Pursuant to the Plan (see Note 4), on March 24, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") in order to further and promote the interest of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants (including marketing agents) or those who will become employees, non-employee directors and consultants (including marketing agents), and to align the interests of those individuals and the Company's shareholders. To do this, the 1999 Plan offers equity-based opportunities providing such employees and consultants with a proprietary interest in maximizing the growth, profitability and overall success of the Company and its subsidiaries.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by the Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

A summary of stock option activity is as follows:

                                      Year Ended December 31,
                                    2000                   1999
                              ------------------    -------------------

Outstanding at January 1            1,096,750                     -
Granted                                42,950             1,106,750
Exercised                                   -                     -
Forfeited / Cancelled                (195,100)              (10,000)
                              ------------------    -------------------
Outstanding at December 31            944,600             1,096,750
                              ==================    ===================

The weighted average option exercise price was $2.82 and $2.88 for options outstanding at December 31, 2000 and 1999, respectively. The weighted average option exercise price was $1.63 and $2.74, respectively, for options granted and forfeited during 2000. For 1999, the weighted average option exercise price was $2.85 for both options granted and forfeited.

The weighted average fair value of options granted during 2000 was $1.57. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 2000 and 1999, respectively: dividend yield of 0% for both years; expected volatility of 1.839 and 1.142; risk free interest rate of 6.57% for both years; expected life of 5 years for both years.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Compensation cost recognized in the income statement for stock-based employee compensation awards was $0.3 million for both 2000 and 1999.

If the fair value of the stock compensation granted had been accounted for under FAS 123, the pro forma net loss for the year ended December 31, 2000 would have been $(19.1) million or $(3.33) per basic share and diluted share. For the nine months ended December 31, 1999, the pro forma net income would have been $2.0 million, or $(.05) per basic share and diluted share. For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock's vesting period. The effect on net income of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported net income for future years.

The following table summarizes information about the stock options outstanding at December 31, 2000:

                                          Weighted Average
                                              Remaining        Weighted Average
Exercise Prices    Number Outstanding     Contractual Life      Exercise Price
---------------    ------------------     ----------------      --------------
     $0.01                 270,900                8.25               $0.01
     $1.63                  38,350                9.25               $1.63
     $3.00                 135,000                1.25               $3.00
     $4.39                 500,350                8.25               $4.39
                 ---------------------  --------------------   ----------------
                           944,600                7.29               $2.82
                 =====================  ====================   ================

There were no options exercisable at December 31, 2000.

NOTE 14 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total premiums ceded to other companies were $4.0 million, $2.6 million and $2.8 million for 2000, 1999 and 1998, respectively. Face amounts of life insurance in force ceded approximated $12.6 million, $6.5 million and $7.3 million at December 31, 2000, 1999 and 1998, respectively.

The Company reinsures its risks under its Medical Expense policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $100,000. Risks under its Medicare Supplement policies are not reinsured. The Company's risks under its Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retains fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL's retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 2000, aggregated $8.9 million. The amounts due by year are as follows: 2001 - $2.0 million; 2002 - $2.0 million; 2003 - $1.6 million; 2004 - $1.0 million; 2005 - $0.9 million; and
thereafter - $1.4 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $2.1 million, $2.4 million and $3.2 million in 2000, 1999 and 1998, respectively.

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

NOTE 16 - RECONCILIATION TO STATUTORY REPORTING

A reconciliation of capital and surplus net income (loss) as reported on a statutory basis by the Company's Insurance Subsidiaries to the Company's consolidated GAAP stockholders' equity (deficit) and net income (loss) is as follows:

                                                                             Year Ended December 31,
                                                             ---------------------------------------------------
                                                                 2000                1999             1998
                                                                 ----                ----             ----
                                                                                 (in thousands)

Consolidated statutory capital and surplus                   $   13,014        $    16,990        $  $17,937

     Deferred acquisition costs                                  24,711             19,393            14,177
     Future policy benefits and claims                          (14,338)            (9,518)           (9,521)
     Unrealized gain (loss) on investments, net of tax             (723)            (2,585)            3,037
     Income taxes                                                     -              3,363                 -
     Non-admitted assets                                            258              1,490             2,123
     Asset valuation reserve                                        674                687               796
     Interest maintenance reserve                                   780              1,251             1,380
     Other                                                         (139)              (273)              863
     Non-insurance subsidiaries and eliminations                (20,162)            (7,014)          (92,872)

                                                             --------------    ---------------    --------------
GAAP stockholders' equity (deficit)                          $    4,075        $    23,784        $  (62,080)
                                                             ==============    ===============    ==============


                                                                           Year Ended December 31,
                                                             ---------------------------------------------------
                                                                  2000              1999              1998
                                                                               (in thousands)

Consolidated statutory net income                            $  (16,956)       $   (6,486)       $    (8,108)

      Deferred acquisition costs, net of amortization             6,818             5,217                (41)
      Future policy benefits and claims                          (5,761)              228                806
      Recognition of premium deficiency                          (1,500)                -             (4,948)
      Income taxes                                               (4,754)           (4,366)             1,250
      Other                                                         261              (384)              (468)
      Non-insurance subsidiaries and eliminations                 2,950             8,105            (10,776)

                                                             --------------    --------------    ---------------
GAAP net (loss) income                                       $  (18,942)       $    2,314        $   (22,285)
                                                             ==============    ==============    ===============


NOTE 17 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company's last two years of operations is as follows:

                                                                                 Ascent
                                                                             Quarter Ended
                                                  --------------------------------------------------------------------
                                                      March            June            September          December
                                                      2000             2000               2000              2000
                                                      ----             ----               ----              ----

Premium income                                    $  29,005        $   29,228         $   30,831        $   30,844
Net investment income                                 2,078             2,266              2,626             2,771
Net realized gain (loss) on investments                  17              (254)                28              (245)
Fee, service and other income                         4,896             5,294              5,207             4,994
                                                  -------------    --------------     --------------    --------------
Total revenues                                    $  35,996        $   36,534         $   38,692        $   38,364
                                                  =============    ==============     ==============    ==============

Loss before income taxes                          $  (1,258)       $     (918)        $   (1,193)       $   (9,570)(1)
Net loss                                               (830)             (606)              (787)          (16,719)(2)
Preferred stock dividend                                651               651                651               622
Loss applicable to common
      stockholders                                   (1,481)           (1,257)            (1,438)          (17,341)
Loss per share:
      Basic                                       $   (0.23)       $    (0.19)        $    (0.22)       $    (2.67)
      Diluted                                     $   (0.23)       $    (0.19)        $    (0.22)       $    (2.67)

                                                    Westbridge                                 Ascent
                                                   Quarter Ended                            Quarter Ended
                                                  ---------------    -------------------------------------------------------
                                                      March               June             September           December
                                                      1999                1999               1999                1999
                                                      ----                ----               ----                ----

Premium income                                    $    29,948        $    29,574         $    28,512        $    28,285
Net investment income                                   2,562              2,333               2,222              2,185
Net realized gain (loss) on investments                    41                (63)               (107)               (38)
Fee, service and other income                           4,263              4,196               4,506              4,367
                                                  ---------------    ---------------     ---------------    ---------------
Total revenues                                    $    36,814        $    36,040         $    35,133        $    34,799
                                                  ===============    ===============     ===============    ===============

Income before income taxes                        $       275        $     1,622         $     1,071        $       538
Net income                                                208              1,054                 707                345
Preferred stock dividend                                    -                647                 596                631
Income (loss) applicable to common
      stockholders                                        208                407                 111               (286)
Earnings (loss) per share:
      Basic                                       $      0.03        $      0.06         $      0.02        $     (0.04)
      Diluted                                     $      0.03        $      0.06         $      0.02        $     (0.04)

(1) Increase in losses for the fourth quarter of 2000 due to adverse claims experience for major medical products (see Note 3) and recognition of premium deficiency (see Note 10).

(2) Includes $10.4 million non-cash charge for increase in deferred tax asset valuation allowance (see Note 11).

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                                  December 31,     December 31,
                                                                     2000             1999
                                                                     ----             ----


 Assets:
      Cash                                                      $     1,407        $     4,027
      Short-term investments                                          1,682              4,686
      Fixed maturities, at market value                               1,193                  -
      Investment in consolidated subsidiaries                        37,168             45,021
      Accrued investment income                                          29                  3
      Deferred tax assets                                                 -                646
      Other assets                                                       52                 50
                                                                ---------------    --------------
          Total Assets                                          $    41,531        $    54,433
                                                                ===============    ==============
 Liabilities:
      Dividends payable                                         $         -        $     1,874
      Payable to subsidiaries                                         7,155              2,157
      Other liabilities                                               2,596              3,361
                                                                ---------------    --------------
          Total Liabilities                                           9,751              7,392
                                                                ---------------    --------------

 Redeemable Convertible Preferred Stock                              27,705             23,257
                                                                ---------------    --------------

 Stockholders' Equity:
      Common stock                                                       65                 65
      Capital in excess of par value                                 27,620             27,338
      Accumulated other comprehensive loss, net of tax               (2,324)            (3,851)
      Retained (Deficit) Earnings                                   (21,286)               232
                                                                ---------------    --------------

          Total Stockholders' Equity                                  4,075             22,784
                                                                ---------------    --------------

          Total Liabilities, Redeemable Convertible
             Preferred Stock and Stockholders' Equity           $    41,531        $    54,433
                                                                ===============    ==============



         The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                 (in thousands)

                                                                        Year           Nine Months
                                                                       Ended             Ended
                                                                    December 31,      December 31,
                                                                        2000              1999
                                                                        ----              ----

Net investment income                                              $       308        $      509
Realized gain (loss) on investments                                         24              (376)
Inter-company interest on Surplus Certificates                               -                58
Other Income                                                                 -                 3
                                                                   ---------------    -------------
                                                                           332               194
                                                                   ---------------    -------------

Resolution of pre-confirmation contingencies                                 -            (1,235)
Inter-company interest on advances to subsidiaries                         109               (22)
General and administrative expenses                                        218              (237)
Taxes, licenses and fees                                                   119                (1)
                                                                   ---------------    -------------
                                                                           446            (1,495)
                                                                   ---------------    -------------

Income before income taxes and equity in undistributed
     net earnings of subsidiaries                                         (114)            1,689
(Expense) benefit from income taxes                                     (2,773)              629
                                                                   ---------------    -------------
                                                                        (2,887)            2,318

Equity in undistributed net loss of subsidiaries                       (16,055)             (212)
                                                                   ---------------    -------------

        Net (loss) income                                              (18,942)            2,106

Preferred stock dividends                                                2,576             1,874
                                                                   ---------------    -------------

(Loss) income applicable to common stockholders                    $   (21,518)       $      232
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

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                         CONDENSED STATEMENTS OF INCOME

                                 (in thousands)

                                                                    Three Months          Year
                                                                       Ended             Ended
                                                                     March 31,        December 31,
                                                                       1999               1998
                                                                       ----               ----

 Net investment income                                              $     209        $    1,090
 Realized gains on investments                                             12               475
 Inter-company income derived from:
      Interest on Surplus Certificates                                     20                78
      Rental of leasehold improvements and equipment                        -               397
 Interest on advances to subsidiaries                                     110               254
 Other income                                                               -               121
                                                                    -------------    -------------
                                                                          351             2,415
                                                                    -------------    -------------

 General and administrative expenses                                     (112)            2,319
 Reorganization expense                                                     -             7,856
 Taxes, licenses and fees                                                  24                45
 Interest expense                                                         507             5,933
                                                                    -------------    -------------
                                                                          419            16,153
                                                                    -------------    -------------

 Loss before income taxes and equity in undistributed
      net earnings of subsidiaries and FHC                                (68)          (13,738)
      (Benefit from) provision for income taxes                             -              (235)
                                                                    -------------    -------------
                                                                          (68)          (13,503)

 Equity in undistributed net earnings (losses) of
      subsidiaries and FHC                                                276            (8,782)
                                                                    -------------    -------------

         Net income (loss)                                                208           (22,285)

 Preferred stock dividends                                                  -               520
                                                                    -------------    -------------

 Income (loss) applicable to common stockholders                    $     208        $  (22,805)
                                                                    =============    =============



         The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                       STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                                  Year           Nine Months
                                                                                 Ended              Ended
                                                                              December 31,       December 31,
                                                                                  2000              1999
                                                                                  ----              ----

Net (loss) income                                                            $   (18,942)       $   2,106
Other comprehensive income (loss):
      Unrealized holding gain (loss) arising during period, net
         of tax                                                                       22             (245)
      Reclassification adjustment of (gain) loss on sales of
         investments included in net income, net of tax                              (16)             245

Other comprehensive income (loss) on investment in subsidiaries:
      Unrealized holding gain (loss) arising during period, net of tax             1,805           (3,711)
      Reclassification adjustment of gain on sales of
         investments included in net income, net of tax                             (284)            (140)
                                                                             --------------     ------------
Comprehensive loss                                                           $   (17,415)       $  (1,745)
                                                                             ==============     ============



         The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                       STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                     Three Months          Year
                                                                         Ended            Ended
                                                                       March 31,       December 31,
                                                                         1999              1998
                                                                         ----              ----

Net income (loss)                                                    $      208        $  (22,285)
Other comprehensive income (loss):
     Unrealized holding (loss) gain arising during period, net
        of tax                                                             (331)                6
     Reclassification adjustment of gain on sales of
        investments included in net income, net of tax                       (8)             (308)

Other comprehensive income (loss) on investment in
     subsidiaries:
     Unrealized holding (loss) gain arising during period, net
        of tax                                                           (1,628)              528
     Reclassification adjustment of gain on sales of
        investments included in net income, net of tax                      (19)             (964)
                                                                     --------------    -------------
Comprehensive loss                                                   $   (1,778)       $  (23,023)
                                                                     ==============    =============



         The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                      (in thousands, except per share date)


                                                                                       Accumulated
                                                                       Capital            Other        Retained          Total
                                                Common Stock          in Excess       Comprehensive   (Deficit)      Stockholders'
                                                ------------
                                           Shares        Amount     of Par Value          Loss         Earnings         Equity
                                           ------        ------     ------------          ----         --------         ------

Balance at March 31, 1999                6,500,000      $   65      $   27,038        $        -        $      -    $     27,103

Net income                                                                                                 2,106           2,106
Preferred stock dividend                                                                                  (1,874)         (1,874)
Other comprehensive loss, net of tax                                                      (3,851)                         (3,851)
Amortization of unearned compensation                                      300                                               300
                                      -------------     --------    -------------     ------------    ----------    --------------
Balance at December 31, 1999             6,500,000            65          27,338          (3,851)            232          23,784
                                      =============     ========    =============     ============    ==========    ==============


Net loss                                                                                                 (18,942)        (18,942)
Preferred stock dividend                                                                                  (2,576)         (2,576)
Other comprehensive loss, net of tax                                                       1,527                           1,527
Amortization of unearned compensation                                      282                                               282
                                      -------------     --------    -------------     ------------    -----------   --------------
Balance at December 31, 2000             6,500,000      $   65      $   27,620        $   (2,324)     $  (21,286)   $      4,075
                                      =============     ========    =============     ============    ============  ==============




The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

     WESTBRIDGE CPAITAL CORP. (now ASCENT ASSURANCE, INC.) (PARENT COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                      (in thousands, except per share date)


                                                                                      Accumulated
                                                                         Capital        Other          Retained        Total
                                                  Common Stock          in Excess    Comprehensive     (Deficit)    Stockholders'
                                                  ------------
                                              Shares        Amount     of Par Value  Income (Loss)     Earnings        Equity

Balance at December 31, 1997                 6,195,439    $    620     $  30,843     $      4,649     $  (81,530)   $  (45,418)

Net loss                                                                                                 (22,285)      (22,285)
Preferred stock dividend                                                                                    (520)         (520)
Other comprehensive loss, net of tax                                                         (302)                        (302)
Other comprehensive loss on investments
   in subsidiaries, net of tax                                                               (436)                        (436)
Preferred stock converted to common            840,071          83         6,982                                         7,065
Other, net                                         299           -          (184)                                         (184)
                                          --------------  ----------   ----------    --------------   ------------  -------------
Balance at December 31, 1998                 7,035,809    $    703     $  37,641     $      3,911     $ (104,335)   $  (62,080)
                                          ==============  ==========   ==========    ==============   ============  =============

Net income                                                $            $             $                $      208    $      208
Other comprehensive loss, net of tax                                                         (339)                        (339)
Other comprehensive loss on investments
   in subsidiaries, net of tax                                                             (1,647)                      (1,647)
Cancellation of old preferred stock                                       11,935                          (3,088)        8,847
Issuance of new preferred stock                                                                             (477)         (477)
Cancellation of old common stock            (7,035,809)       (703)                                                       (703)
Issuance of new common stock                 6,500,000          65        79,203                                        79,268
Fresh start adjustments                                                 (101,741)          (1,925)       107,692         4,026
                                          --------------  ----------   -----------   --------------   ------------  -------------
Balance at March 31, 1999                    6,500,000    $     65     $  27,038     $          -     $        -    $   27,103
                                          ==============  ==========   ===========   ==============   ============  =============


The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                             Year          Nine Months
                                                                            Ended             Ended
                                                                         December 31,      December 31,
                                                                             2000              1999
                                                                             ----              ----

Cash Flow From Operating Activities:
     Net (loss) income                                                  $  (18,942)       $    2,106
     Adjustments to reconcile net income to cash provided
        by operating activities:
     Equity in undistributed net income of subsidiaries                     16,055               212
     (Increase) decrease in accrued investment income                          (26)              168
     Increase in deferred tax asset                                            646              (646)
     Increase in other assets                                                   (2)              (25)
     Decrease in other liabilities                                            (765)           (3,048)
     Increase in payables to subsidiaries                                    4,999             5,733
     Dividends received from subsidiaries                                        -               300
     Other, net                                                              1,685            (2,263)
                                                                        -------------     -------------
        Net Cash Provided by Operating Activities                            3,650             2,537
                                                                        -------------     -------------

Cash Flow From Investing Activities:
     Proceeds from sale of fixed maturity investments                          246             3,938
     Cost of fixed maturity investments acquired                            (2,660)             (699)
     Proceeds from sale of equity securities                                     -               873
     Net change in short-term investments                                    3,004            (2,780)
     Capital contributions to subsidiaries                                  (6,860)             (500)
                                                                        -------------     -------------
        Net Cash (Used For) Provided by Investing Activities                (6,270)              832
                                                                        -------------     -------------

Cash Flow From Financing Activities:
        Net Cash Provided by Financing Activities                                -                 -
                                                                        -------------     -------------
        (Decrease) increase in Cash During the Period                       (2,620)            3,369
        Cash at Beginning of Period                                          4,027               658
                                                                        -------------     -------------
        Cash at End of Period                                           $    1,407        $    4,027
                                                                        =============     =============



         The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                                         Three Months          Year
                                                                             Ended            Ended
                                                                           March 31,       December 31,
                                                                             1999              1998
                                                                             ----              ----

Cash Flows From Operating Activities:
     Net income (loss)                                                 $      208        $   (22,285)
     Adjustments to reconcile net income (loss) to cash
        used for operating activities:
     Equity in undistributed net (income) loss of subsidiaries               (276)             8,782
     Depreciation expense                                                       -                 89
     Accrued investment income                                                 42                 75
     Decrease (increase) in other assets                                    3,063             (1,062)
     (Decrease) increase in other liabilities                             (13,102)             6,263
     Increase in interest and dividend payable                                  -              5,934
     Other, net                                                             9,589                595
                                                                       --------------    ---------------
        Net Cash Used For Operating Activities                               (476)            (1,609)
                                                                       --------------    ---------------

Cash Flows From Investing Activities:
     Proceeds from sale of investments                                      2,455              5,176
     Net change in short-term investments                                  (1,403)             1,811
     Additions to leasehold improvements and equipment,
        net of retirements                                                      -                (27)
     (Increase) decrease in other assets                                        -               (283)
     Capital contributions to subsidiaries                                   (400)            (6,321)
                                                                       --------------    ---------------
        Net Cash Provided by (Used For) Investing Activities                  652                356
                                                                       --------------    ---------------

Cash Flows From Financing Activities:
     Retirement of senior subordinated debentures                         (15,167)                 -
     Issuance of preferred stock                                           15,167                  -
     Decrease (increase) in other assets                                        -                732
                                                                       --------------    ---------------
        Net Cash Provided by Financing Activities                               -                732
                                                                       --------------    ---------------
        Increase (decrease) in Cash During the Period                         176               (521)
        Cash at Beginning of Period                                           482              1,003
                                                                       --------------    ---------------
        Cash at End of Period                                          $      658        $       482
                                                                       ==============    ===============



         The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (in thousands)

                                                       Other
                                                       Policy
                                 Deferred              Claims                          Benefits  Amortization
                                  Policy    Future      and                   Net        and      of Policy      Other
                               Acquisition  Policy    Benefits   Premium   Investment   Claims    Acquisition  Operating  Premiums
           Segment                 Costs    Benefits   Payable   Revenue     Income    Expense      Costs      Expenses   Written*
------------------------------ ----------- ---------- ---------- --------- ---------- ---------- ------------  ---------  --------
  ASCENT ASSURANCE, INC.

Year Ended December 31, 2000:
Insurance operations           $   23,853   $ 61,306  $  42,778  $119,908  $   7,387  $ 101,940  $    2,998    $ 42,575   $ 120,667
                                                                                                                          =========
Other activities                      858          -          -         -      2,046          -           -      24,771
Corporate (parent company)              -          -          -         -        308          -           -         337
                               ----------- ---------- ---------- --------- ---------- ---------- ------------  ---------
   Total                       $   24,711   $ 61,306  $  42,778  $119,908  $   9,741  $ 101,940  $    2,998    $ 67,683
                               =========== ========== ========== ========= ========== ========== ============  =========

Nine Months Ended December 31, 1999
Insurance operations           $   19,393   $ 57,119  $  38,776  $ 86,371  $   5,223  $  65,699  $    1,478    $ 26,488   $  85,694
                                                                                                                          =========
Other activities                        -          -          -         -      1,008          -           -      10,549
Corporate (parent company)              -          -          -         -        509          -           -      (1,473)
                               ----------- ---------- ---------- --------- ---------- ---------- ------------  ---------
   Total                       $   19,393  $  57,119  $  38,776  $ 86,371  $   6,740  $  65,699  $    1,478    $ 35,564
                               =========== ========== ========== ========= ========== ========== ============  =========

      WESTBRIDGE CAPITAL CORP.
Three Months Ended March 31, 1999:
Insurance operations           $   15,039  $  54,738  $  41,068  $ 29,948  $   1,987  $  21,799  $      286    $ 10,402   $  23,878
                                                                                                                          =========
Other activities                        -          -          -         -        366          -           -       3,633
Corporate (parent company)              -          -          -         -        209          -           -         419
                               ----------- ---------- ---------- --------- ---------- ---------- ------------   ---------
   Total                       $   15,039  $  54,738  $  41,068  $ 29,948  $   2,562  $  21,799  $      286    $ 14,454
                               =========== ========== ========== ========= ========== ========== ============  ==========

Year Ended December 31, 1998:
Insurance operations           $   14,177  $  53,871  $  44,116  $135,717  $   8,314  $  99,419  $    4,411    $  44,447  $ 132,781
                                                                                                                          =========
Other activities                        -          -          -         -      2,607          -           -       24,274
Corporate (parent company)              -          -          -         -      1,090          -           -       16,153
                               ----------- ---------- ---------- --------- ---------- ---------- ------------  ----------
   Total                       $   14,177  $  53,871  $  44,116  $135,717  $  12,011  $  99,419  $    4,411    $  84,874
                               =========== ========== ========== ========= ========== ========== ============  ==========


* Premiums Written - Amounts do not apply to life insurance/other.

                                   SCHEDULE IV

                                   REINSURANCE

                       (in thousands, except percentages)

                                                                                                          Percentage of
                                                          Ceded to         Assumed                           Amount
                                           Gross           Other          From Other         Net           Assumed to
                                           Amount        Companies        Companies         Amount             Net
                                     ---------------  ---------------  ---------------  ---------------  ---------------

         ASCENT ASSURANCE, INC.

Year Ended December 31, 2000
Life insurance in force              $     46,744     $     12,553     $          -     $     34,191               -
                                     ===============  ===============  ===============  ===============
Premiums:
    Life                             $        497     $         12     $          -     $        485               -
    Accident and health                   121,601            3,939            1,257          118,919             1.05%
    Other                                     504                -                -              504               -
                                     ---------------  ---------------  ---------------  ---------------
      Total premiums                 $    122,602     $      3,951     $      1,257     $    119,908             1.05%
                                     ===============  ===============  ===============  ===============

Nine Months Ended December 31, 1999
Life insurance in force              $     38,184     $      6,465     $          -     $     31,719               -
                                     ===============  ===============  ===============  ===============
Premiums:
    Life                             $        396     $         12     $          -     $        384               -
    Accident and health                    86,794            1,849            1,042           85,987             1.21%
                                     ---------------  ---------------  ---------------  ---------------
      Total premiums                 $     87,190     $      1,861     $      1,042     $     86,371             1.21%
                                     ===============  ===============  ===============  ===============

        WESTBRIDGE CAPITAL CORP.

Three Months Ended March 31, 1999
Life insurance in force              $     43,157     $      7,072     $          -     $     36,085               -
                                     ===============  ===============  ===============  ===============
Premiums:
    Life                             $        147     $          2     $          -     $        145               -
    Accident and health                    30,041              722              484           29,803             1.62%
                                     ---------------  ---------------  ---------------  ---------------
      Total premiums                 $     30,188     $        724     $        484     $     29,948             1.62%
                                     ===============  ===============  ===============  ===============

Year Ended December 31, 1998
Life insurance in force              $     44,815     $      7,275     $          -     $     37,540               -
                                     ===============  ===============  ===============  ===============
Premiums:
    Life                             $        664     $         22     $          -     $        642               -
    Accident and health                   136,291            2,812            1,596          135,075             1.18%
                                     ---------------  ---------------  ---------------  ---------------
      Total premiums                 $    136,955     $      2,834     $      1,596     $    135,717             1.18%
                                     ===============  ===============  ===============  ===============


                                   SCHEDULE V

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (in thousands)

                                                           Additions
                                                          (Reductions)
                                         Balance at        Charged to                                                Balance at
                                         Beginning         Costs and         Deductions                                End Of
                                         of Period          Expenses        (Charge Offs)            Other*            Period
                                     ----------------  ----------------  -------------------  -------------------  ---------------

                ASCENT ASSURANCE, INC.

Year Ended December 31, 2000:
Allowance for doubtful agents'
    balances                         $      6,060      $          (722)  $        (1,627)     $              -     $      3,711
                                     ================  ================  ===================  ===================  ===============

Nine Months Ended December 31, 1999:
Allowance for doubtful agents'
    balances                         $      5,125      $        123      $        (1,356)     $          2,168     $      6,060
                                     ================  ================  ===================  ===================  ===============

               WESTBRIDGE CAPITAL CORP.

Three Months Ended March 31, 1999:
Allowance for doubtful agents'
    balances                         $      5,176      $        195      $          (246)     $              -     $      5,125
                                     ================  ================  ===================  ===================  ===============

Year Ended December 31, 1998:
Allowance for doubtful agents'
    balances                         $      4,531      $        645      $             -      $              -     $      5,176
                                     ================  ================  ===================  ===================  ===============

* Represents reclassification of allowance netted against receivable.




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers is incorporated herein by reference to "Election of Directors" and "Certain Information Regarding the Executive Officers" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001.
ITEM 11 - EXECUTIVE COMPENSATION

Executive compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001.

                                     PART IV


ITEM 14 - FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

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

10.18Third  Amendment to Guaranty  Agreement dated April 17, 2000 between Ascent
     Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.19Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westrbridge Management Corp. and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent
     Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.22First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association.

10.23Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association.

10.24Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association.

10.25First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association.

21.1*    List of Subsidiaries of Ascent Assurance, Inc.

24.1*    Consent of PricewaterhouseCoopers LLP

(b)  Report on Form 8-K.

No reports on Form 8-K were filed during the year ended December 31, 2000.



------------------------
*        Filed Herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of April, 2001.


                             ASCENT ASSURANCE, INC.

                             /s/ Cynthia B. Koenig
                            --------------------------------------------------
                            Cynthia B. Koenig
                            Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                   TITLE                             DATE
--------------------------- --------------------------------- ---------------

 /s/ Patrick J. Mitchell    Director, Chairman of the Board   April 17, 2001
---------------------------
(Patrick J. Mitchell)       and Chief Executive Officer
                          (Principal Executive Officer)


 /s/ John H. Gutfreund      Director                          April 17, 2001
---------------------------
(John H. Gutfreund)

 /s/ Richard H. Hershman    Director                          April 17, 2001
---------------------------
(Richard H. Hershman)

 /s/ Michael A. Kramer      Director                          April 17, 2001
---------------------------
(Michael A. Kramer)

 /s/ Robert A. Peiser       Director                          April 17, 2001
---------------------------
(Robert A. Peiser)

 /s/ James K. Steen         Director                          April 17, 2001
---------------------------
(James K. Steen)

 /s/ Paul E. Suckow         Director                          April 17, 2001
---------------------------
(Paul E. Suckow)

                                INDEX OF EXHIBITS




Exhibit
Number   Description of Exhibit

21.1*           List of Subsidiaries of Ascent Assurance, Inc.

24.1*           Consent of PricewaterhouseCoopers LLP

27.1*           Financial Data Schedule.






* Filed Herewith

                                  Exhibit 21.1


                     SUBSIDIARIES OF ASCENT ASSURANCE, INC.


      Percentage Subsidiary                                        Ownership

  1.  National Foundation Life Insurance Company (Texas)              100%

  2.  American Insurance Company of Texas (Texas)                     100%

  3.  National Financial Insurance Company (Texas)                    100%

  4.  Freedom Life Insurance Company of America (Texas)               100%

  5.  Freedom Holding Company (Kentucky)                              100%

  6.  Ascent Funding, Inc. (Delaware)                                 100%

  7.  Foundation Financial Services, Inc. (Nevada)                    100%

  8.  NationalCare(R)Marketing, Inc. (Delaware)                        100%

  9.  Westbridge Printing Services, Inc. (Delaware)                   100%

10.   Ascent Management, Inc. (Delaware)                              100%

11.   Ascent Financial, Inc. (Delaware)                               100%

12.   Precision Dialing Services, Inc. (Delaware)                     100%

13.   Senior Benefits, LLC (Arizona)                                  100%

14.   American Senior Security Plans, LLC (Delaware)                  100%

15.   LifeStyles Marketing Group, Inc. (Delaware)                     100%

16.   Health Care-One Insurance Agency, Inc. (California)             50%

17.   Pacific Casualty Company, Inc. (Hawaii)                         100%

18.   HPI Marketing, Inc. (Delaware)                                  100%

                                  Exhibit 24.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-82155) of Ascent Assurance, Inc. and its subsidiaries of our reports dated April 17, 2001 and March 29, 2000 appearing on pages 27 and 28 of this Form 10-K.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
April 17, 2001


--------

(1) Includes operations of FLICA's parent, FHC, from June 1, 1996.

(1) Excludes interest on receivables from agents of $1.9 million, $1.3 million and $2.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.