Form 10-Q
period 2001-03-31
ASCENT ASSURANCE INC
filed 2001-05-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2001

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

                                       N/A
 ------------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)

Indicate, by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X               NO
    -------

Indicate, by check mark whether the Registrant has filed all reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

YES  X               NO
    -------

Common Stock - Par Value $.01       6,500,000 Shares Outstanding at May 11, 2001

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q




PART 1 - FINANCIAL INFORMATION                                                         Page No.
------------------------------                                                         --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
     March 31, 2001 and December 31, 2000                                                 2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
     for the Three Months Ended March 31, 2001 and March 31, 2000                         3

Ascent Assurance, Inc. Condensed Consolidated Statements of
     Comprehensive Income for the Three Months Ended March 31, 2001 and
     March 31, 2000                                                                       4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
     for the Three Months Ended March 31, 2001 and March 31, 2000                         5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
     Equity for the Three Months Ended March 31, 2001                                     6

Notes to Condensed Consolidated Financial Statements                                      7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                                  10

Business Overview                                                                        10

Operating Results                                                                        11

Financial Condition                                                                      13

Liquidity, Capital Resources and Statutory Capital and Surplus                           16

Forward-Looking Statements                                                               18

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                20

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,          December 31,
                                                                                        2001                2000
                                                                                     (Unaudited)          (Audited)
                                                                                   ----------------    ----------------
                                                                                   (in thousands, except per share data)
Assets
Investments:
      Fixed Maturities:
         Available-for-sale, at market value (amortized cost $97,546 and
            $104,081)                                                              $     96,509        $    100,590
      Equity securities, at market (cost $1,365)                                          1,346               1,335
      Other investments                                                                     430                 398
      Short-term investments                                                              7,601               7,254
                                                                                   ----------------    ----------------
            Total Investments                                                           105,886             109,577

Cash                                                                                      4,268               2,658
Accrued investment income                                                                 1,668               1,965
Receivables from agents, net of allowance for doubtful accounts of
      $4,007 and $3,711                                                                   8,338               8,737
Deferred policy acquisition costs                                                        25,828              24,711
Property and equipment, net of accumulated depreciation of $3,128
      and $2,683                                                                          6,340               6,375
Other assets                                                                              6,967               6,455
                                                                                   ----------------    ----------------
            Total Assets                                                           $    159,295        $    160,478
                                                                                   ================    ================

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
      Policy liabilities and accruals:
         Future policy benefits                                                    $     62,543        $     61,306
         Claim reserves                                                                  39,700              42,778
                                                                                   ----------------    ----------------
            Total Policy Liabilities and Accruals                                       102,243             104,084

Accounts payable and other liabilities                                                   15,735              15,667
Notes payable                                                                             8,736               8,947
                                                                                   ----------------    ----------------
            Total Liabilities                                                           126,714             128,698
                                                                                   ----------------    ----------------

Redeemable Convertible Preferred Stock                                                   27,705              27,705
                                                                                   ----------------    ----------------

Stockholders' Equity:
      Common stock ($.01 par value, 30,000,000 shares authorized;
         6,500,000 shares issued)                                                            65                  65
      Capital in excess of par value                                                     27,716              27,620
      Accumulated other comprehensive income, net of tax                                 (1,056)             (2,324)
      Retained deficit                                                                  (21,849)            (21,286)
                                                                                   ----------------    ----------------
            Total Stockholders' Equity                                                    4,876               4,075
                                                                                   ----------------    ----------------

            Total Liabilities, Redeemable Convertible Preferred Stock
            And Stockholders' Equity                                               $    159,295        $    160,478
                                                                                   ================    ================

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                         Three Months Ended
                                                                       March 31,
                                                --------------------------------------
                                                       2001                 2000
                                                -----------------    -----------------
                                                 (in thousands, except per share data)
Revenues:
     Premiums:
        First-year                              $      7,825         $      6,709
        Renewal                                       24,149               22,296
                                                -----------------    -----------------
           Total premiums                             31,974               29,005

Net investment income                                  2,322                2,078
Fee, service and other income                          5,609                4,896
Net realized gain on investments                          42                   17
                                                -----------------    -----------------
           Total revenue                              39,947               35,996
                                                -----------------    -----------------

Benefits, claims and expenses:
     Benefits and claims                              24,817               23,682
     Increase in deferred acquisition costs           (1,117)              (1,709)
     Commissions                                       5,963                6,439
     General and administrative expenses              10,102                7,567
     Taxes, licenses and fees                          1,063                1,191
     Interest expense on notes payable                   170                   84
                                                -----------------    -----------------
           Total expenses                             40,998               37,254

Loss before income taxes                              (1,051)              (1,258)
Federal income tax benefit                                 -                  428
                                                -----------------    -----------------

           Net loss                             $     (1,051)        $       (830)

Preferred stock dividends                                710                  651
                                                -----------------    -----------------
Loss applicable to common stockholders          $     (1,761)        $     (1,481)
                                                =================    =================

Basic and diluted loss per common share         $       (.27)        $       (.23)
                                                =================    =================

Weighted average shares outstanding:
     Basic                                             6,500                6,500
                                                =================    =================
     Diluted                                           6,500                6,500
                                                =================    =================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                        --------------------------------------
                                                              2001                 2000
                                                        -----------------    -----------------
                                                                   (in thousands)
Net loss                                                $     (1,051)        $       (830)
Other comprehensive income:
     Unrealized holding gain arising during period,
        net of tax                                             1,310                  164
     Reclassification adjustment of gain on sales of
        investments included in net income, net of tax           (42)                 (11)
                                                        -----------------    -----------------

Comprehensive income (loss)                             $        217         $       (677)
                                                        =================    =================


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                              ------------------------------------
                                                                                     2001                2000
                                                                              ----------------    ----------------
                                                                                         (in thousands)
Cash Flow From Operating Activities:

Net loss                                                                      $      (1,051)      $        (830)
     Adjustments to reconcile net income to cash provided
        by (used for) operating activities
           Decrease in accrued investment income                                        297                 145
           Increase in deferred acquisition costs                                    (1,117)             (1,709)
           Decrease in receivables from agents                                          399                 373
           Increase in other assets                                                    (512)             (1,016)
           (Decrease) increase in policy liabilities and accruals                    (1,841)              2,785
           Increase (decrease) in accounts payable and other liabilities                 68              (2,637)
           Increase in deferred income taxes, net                                         -                (284)
           Other, net                                                                   (65)              1,552
                                                                              ----------------    ----------------
      Net Cash Used For Operating Activities                                         (3,822)             (1,621)
                                                                              ----------------    ----------------

Cash Flow From Investing Activities:

      Purchases of fixed maturity investments                                        (4,984)             (2,981)
      Sales of fixed maturity investments                                             9,041                 906
      Maturities and calls of fixed maturity investments                              2,379                 873
      Net (increase) decrease in short term and other investments                      (379)              3,041
      Property and equipment purchased                                                 (414)               (535)
                                                                              ----------------    ----------------
      Net Cash Provided By Investing Activities                                       5,643               1,304
                                                                              ----------------    ----------------

Cash Flow From Financing Activities:

      Issuance of notes payable                                                           -                 742
      Repayment of notes payable                                                       (211)               (140)
                                                                              ----------------    ----------------
      Net Cash (Used For) Provided By Financing Activities                             (211)                602
                                                                              ----------------    ----------------

      Increase In Cash During Period                                                  1,610                 285
      Cash At Beginning Of Period                                                     2,658               5,110
                                                                              ----------------    ----------------
      Cash At End Of Period                                                   $       4,268       $       5,395
                                                                              ================    ================



        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)




                                                                                Accumulated
                                                                    Capital        Other         Retained        Total
                                                Common Stock       in Excess   Comprehensive     (Deficit)  Stockholders'
                                              Shares    Amount   of Par Value      Loss          Earnings       Equity

Balance at December 31, 2000                 6,500,000   $  65    $  27,620    $   (2,324)    $   (21,286)  $       4,075

      Net loss                                                                                     (1,051)         (1,051)
      Preferred Stock dividend                                                                       (710)           (710)
      Other comprehensive gain, net of tax                                          1,268           1,198           2,466
      Amortization of unearned compensation                              96                                            96
                                             ----------  ------   ------------ -------------  ------------  ---------------
Balance at March 31, 2001                    6,500,000   $  65    $  27,716    $   (1,056)    $   (21,849)  $       4,876
                                             ==========  ======   ============ =============  ============  ===============





        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

NOTE 2 - ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to 2000 amounts in order to conform to the 2001 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern has accelerated, which resulted in a significant reduction in pending claims inventory at March 31, 2001 from historical levels. This significant change in the claims payment pattern has greatly increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

As of March 31, 2001, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000 and the first quarter of 2001 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of March 31, 2001.

Earnings  Per Share.  Under GAAP there are two  measures of earnings  per share:
"basic earnings per share" and "diluted earnings per share". Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Diluted weighted shares exclude all convertible securities for loss periods.

The following table reflects the calculation of basic and diluted EPS:

                                                     Three Months Ended
                                                          March 31,
                                                   2001               2000
                                            ----------------    ---------------
                                            (amounts in 000's, except per share
                                                          amounts)
Net loss                                    $     (1,051)       $      (830)
Preferred Stock dividends                           (710)              (651)
                                            ----------------    ---------------
Loss applicable to common shareholders      $     (1,761)       $    (1,481)
                                            ================    ===============
Weighted average shares outstanding:
     Basic                                         6,500              6,500
     Diluted                                       6,500              6,500
Basic and diluted loss per share            $       (.27)       $      (.23)
                                            ================    ===============


NOTE 3 - FINANCING OBTAINED IN APRIL 2001

During the first quarter of 2001, the Company determined that continued adverse claims experience for the Group Preferred Provider Organization ("GPPO") product, the principal product marketed by the Company from 1998 through June 2000, would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained debt financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to comply with minimum statutory capital and surplus requirements promulgated by the states of Texas and Florida. To the extent that the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. While the Company has implemented rate increases on the GPPO product that should begin to reduce losses in mid-2001, there can be no assurance that such rate increases will be sufficient.

In April 2001, Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral to LaSalle Bank NA ("LaSalle") for receivables financing). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. In connection with the $11 million loan, LaSalle waived certain events of default and amended various agreements related to receivables financing provided by LaSalle. Debt covenants under the credit agreement related to the new $11 million loan are substantially similar to those under the LaSalle receivables financing arrangements.

NOTE 4 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. At March 31, 2001, the Company accrued preferred stock dividends of $709,941.

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

NOTE 6 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which will replace the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Department of the State of Domicile of the Company's Insurance Subsidiaries has adopted the Codification effective January 1, 2001. Codification guidance did not materially impact statutory surplus of the Company's Insurance Subsidiaries.

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

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at March 31, 2001 as compared to December 31, 2000 and results of operations for the three months ended March 31, 2001 as compared to the comparable 2000 period for the Company. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Report on Form 10-K and should be read in conjunction therewith.

Business Overview. The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

The Company's operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and underwritten by the Insurance Subsidiaries are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by the Insurance Subsidiaries are comprehensive major medical products, hospital/surgical major medical products and supplemental specified disease products:

x Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines.

x Hospital/surgical major medical products are similar to comprehensive major medical products except that benefits are limited to hospital/surgical services (services such as routine well care physician visits and prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher.

x Supplemental specified disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases.

Prior to 1998, the Insurance Subsidiaries also underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. The Insurance Subsidiaries continue to receive premiums on Medicare Supplement policies sold prior to that date.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Various statements contained in the Management's Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

x further adverse claims experience or other events adversely impacting the Company's liquidity position,
x    actions that may be taken by insurance regulatory authorities,
x adverse developments in the timing or results of the Company's current strategic business plan to return operations to profitability by improving claims experience and reducing overhead expenses,
x    the loss of key personnel,
x and the effect of changing economic and market conditions, especially medical expense inflation and health care reform initiatives.

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended March 31, 2001 and 2000. (In thousands except insurance operating ratios.)

                                                              Three Months Ended
                                                                       March 31,
                                                     -------------------------------------
                                                           2001                 2000
                                                     -----------------    ----------------

Premiums                                             $     31,974         $    29,005


Other                                                         902                 685
                                                     -----------------    ----------------
Total insurance operating revenue                          32,876              29,690
                                                     -----------------    ----------------

Benefits and claims                                        24,817              23,682
Commissions                                                 4,861               4,575
Increase in deferred acquisition costs                     (1,117)             (1,707)
General and administrative expense                          7,191               5,876
Taxes, licenses and fees                                      905                 952
                                                     -----------------    ----------------

Total insurance operating expenses                         36,657              33,378

                                                     -----------------    ----------------
     Insurance Operating Results                           (3,781)             (3,688)
                                                     -----------------    ----------------

Fee and service income                                      4,707               4,211
Fee and service expenses                                   (4,171)             (3,792)
                                                     -----------------    ----------------

     Fee and Service Results                                  536                 419
                                                     -----------------    ----------------

Net investment income                                       2,322               2,078
Net realized gain on investments                               42                  17
Interest expense on notes payable                            (170)                (84)
                                                     -----------------    ----------------

     Loss Before Income Taxes                              (1,051)             (1,258)

Income tax benefit                                              -                 428
                                                     -----------------    ----------------

     Net Loss                                        $     (1,051)        $      (830)
                                                     =================    ================

Insurance operating ratios*
     Benefits and claims                                     77.6%               81.6%
     Commissions                                             15.2%               15.8%
     Increase in deferred acquisition costs                  (3.5%)              (5.9%)
     General and administrative expenses                     21.9%               19.8%
     Taxes, licenses and fees                                 2.8%                3.3%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the first quarter of 2001, the loss before income taxes was $1.1 million compared to loss before income taxes of $1.3 million for the corresponding 2000 period. Pre-tax operating losses for both first quarter 2001 and 2000 were attributable to losses from the Group Preferred Provider Organization ("GPPO") product, the principal major medical product marketed by FLICA from 1998 to July 2000. Losses from the GPPO product were principally driven by higher than expected claims frequency. While the Company has implemented rate increases on the GPPO product that should begin to reduce losses in mid-2001, there can be no assurance that such rate increases will be sufficient. Due to losses from the GPPO product, FLICA has required significant capital contributions during 2000 and 2001 to comply with statutory capital and surplus requirements. Continued adverse claims experience for the GPPO product could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements and maintain its new business production at current levels (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

Since July 2000, the Company has been successfully marketing a new major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than the old GPPO product. At March 31, 2001, annualized premiums in force for the new major medical policy were $13.8 million.

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                                     Three Months Ended
                                                            March 31,
                                              ----------------------------------
                                                    2001               2000
                                              ----------------    --------------

   Major medical:
        First-year                            $     7,178         $     6,218
        Renewal                                    12,108               8,564
                                              ----------------    --------------
           Subtotal                                19,286              14,782
                                              ----------------    --------------

   Supplemental specified disease:
        First-year                                    246                 374
        Renewal                                     6,595               6,801
                                              ----------------    --------------
           Subtotal                                 6,841               7,175
                                              ----------------    --------------

   Medicare supplement:
        First-year                                      -                   -
        Renewal                                     5,183               6,469
                                              ----------------    --------------
           Subtotal                                 5,183               6,469
                                              ----------------    --------------

   Other                                              664                 579
                                              ----------------    --------------
   Consolidated Premium Revenue               $    31,974         $    29,005
                                              ================    ==============

Total premiums increased by $3.0 million, or 10.2%, for the first quarter of 2001 as compared to the first quarter of 2000 as new business production exceeded the expected decline in renewal premiums from older, closed blocks of business. Premiums from the GPPO major medical product, for which marketing was discontinued in July 2000, were $10.2 million and $8.0 million for the three months ended March 31, 2001 and 2000, respectively. The Company is principally marketing major medical products. No Medicare Supplement products are being marketed.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased for the first quarter of 2001 compared to the first quarter of 2000 due primarily to improved experience for supplemental products. Incurred benefit and claims experience for the GPPO major medical product, for which marketing was discontinued in July 2000, was significantly higher than pricing assumptions for both the first quarter of 2001 and 2000. Adverse claims experience for the old GPPO product has been primarily due to higher than expected claims frequency. Continued adverse claims experience for the old GPPO product could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements (See "Liquidity, Capital, Resources and Statutory Capital and Surplus").

General and Administrative Expense. For the first quarter of 2001, general and administrative expenses increased over the comparable 2000 period by 2.1 percentage points which reduced insurance operating results by approximately $.7 million. The increase was due principally to amortization of the Company's new policy administration and claims data processing systems and increases in the allowance for agent balances.

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

                                               March 31, 2001                   December 31, 2000
                                        -----------------------------    ------------------------------
                                            Market                          Market
Fixed Maturity Securities                    Value            %              Value              %
--------------------------------------- -------------    ------------    --------------    ------------
                                        (in thousands)                   (in thousands)
U.S. Government and governmental
     agencies and authorities (except
     mortgage-backed)                   $   10,597          11.0         $    10,462           10.4
Finance                                     23,164          24.0              23,445           23.3
Public utilities                             6,382           6.6               6,787            6.7
Mortgage-backed                             11,155          11.6              13,302           13.2
States, municipalities and political
     subdivisions                            2,006           2.1               1,982            2.0
All other corporate bonds                   43,205          44.7              44,612           44.4
                                        -------------    ------------    --------------    --------------
        Total fixed maturity securities $   96,509         100.0         $   100,590          100.0
                                        =============    ============    ==============    ==============

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


                                                       March 31, 2001                  December 31, 2000
                                              ------------------------------    -----------------------------
Composition of Fixed Maturity                    Market                            Market
Securities by Rating                              Value             %               Value             %
--------------------------------------------- -------------    -------------    --------------   ------------
                                              (in thousands)                    (in thousands)
Ratings
-------
Investment grade:
     U.S. Government and agencies             $   20,232           21.0         $   22,754          22.6
     AAA                                           3,396            3.5              2,885           2.9
     AA                                            7,597            7.9              8,305           8.3
     A                                            35,989           37.3             38,552          38.3
     BBB                                          27,798           28.8             27,168          27.0
Non-Investment grade:
     BB                                              658            0.7                674           0.7
     B and below                                     839            0.8                252           0.2
                                              -------------    -------------    -------------    ------------
        Total fixed maturity securities       $   96,509          100.0         $  100,590         100.0
                                              =============    =============    =============    ============

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 2001 and December 31, 2000 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                     March 31, 2001                 December 31, 2000
                                              ----------------------------    ----------------------------
Composition of Fixed Maturity                     Market                          Market
Securities by Maturity                             Value            %              Value           %
--------------------------------------------- -------------    -----------    -------------    -----------
                                              (in thousands)                  (in thousands)
Scheduled Maturity

Due in one year or less                       $    6,888            7.1       $    7,073            7.0
Due after one year through five years             27,334           28.3           28,877           28.7
Due after five years through ten years            26,240           27.2           26,327           26.2
Due after ten years                               24,892           25.8           25,011           24.9
Mortgage-backed and asset-backed securities       11,155           11.6           13,302           13.2
                                              -------------    -----------    -------------    -----------
        Total fixed maturity securities       $   96,509          100.0       $  100,590          100.0
                                              =============    ===========    =============    ===========


Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $39.7 million at March 31, 2001 as compared to $42.8 million at December 31, 2000. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern has accelerated, which resulted in a significant reduction in pending claims inventory at March 31, 2001 from historical levels. This significant change in the claims payment pattern has greatly increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $62.5 million at March 31, 2001 as compared to $61.3 million at December 31, 2000. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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

The Company's policy benefit reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholders benefits and still remain profitable. Because the Company's claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The increases in claim ratios experienced by the Company during 2000 and into 2001 were indicative of inadequate pricing in the Company's principal major medical product marketed through June 2000.

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



LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends and advances from non-insurance subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions to its Insurance Subsidiaries of $4.3 million during the three months ended March 31, 2001 as compared to $2.0 million for the corresponding prior year period. As of March 31, 2001, Ascent held approximately $1.7 million in unrestricted cash and invested assets.

During the first quarter 2001, the Company determined that continued adverse claims experience for the old GPPO product would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to comply with minimum statutory capital and surplus requirements promulgated by the states of Texas and Florida. If the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. As a result, continued adverse claims experience for the old GPPO product or other products written by the Insurance Subsidiaries could have a material adverse effect on Ascent's liquidity and capital resources and, due to potential restrictions on the ability of FLICA to underwrite new policies, its results of operations.

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

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. For the three months ended March 31, 2001, preferred stock dividends of approximately $710,000 were accrued.

Insurance Subsidiaries. The primary sources of cash for the Insurance Subsidiaries are premiums, sales and maturities of invested assets and investment income while the primary uses of cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees. Cash contributions of $15.3 million were funded in 2001, through April 2001, by Ascent to its Insurance Subsidiaries to maintain capital and surplus (see "Ascent" discussion above). The Company's Insurance Subsidiaries recorded combined statutory losses of $9.7 million for the first quarter 2001 and $17.0 million for the twelve months ended December 31, 2000. The statutory losses resulted from 1) higher than expected claims and benefits for the old GPPO major medical product (see "Operating Results") and 2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded).

Dividends paid by the Company's Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance department of the state of domicile. The Insurance Subsidiaries are precluded from paying dividends during 2001 without the prior approval of the Texas Insurance Commissioner as the Companies' earned surplus is negative.

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

Consolidated. The Company's consolidated net cash used for operations totaled $3.8 million and $1.6 million for the first quarter of 2001 and 2000, respectively. The decrease in cash flow from operations was primarily attributable to an increase in the cash basis ratio of benefits and claims to premiums. Net cash provided by investing activities for the first quarter of 2001 and 2000 totaled $5.6 million and $1.3 million, respectively. Cash provided by investing activities was used primarily to fund operational activities.

Net cash (used for) provided by financing activities totaled $(0.2) million and $0.6 million for the first quarter of 2001 and 2000, respectively. Financing activities during the first quarter of 2001 include $0.1 million in net repayments related to the Company's Receivables Financing Program (defined below) and $0.1 million in repayments related to the term loan facility. Financing activities for the corresponding period in 2000 included $0.7 million of borrowings related to the Company's Receivables Financing Program and $0.1 million of repayments under the term loan facility.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. The Company finances the majority of its obligations to make commission advances through Ascent Funding Corporation ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $7.5 million revolving loan facility (the "Receivables Financing"), the proceeds of which are used to purchase agent advance receivables from FLICA and NFL and certain affiliated marketing companies. The Credit Agreement expires June 5, 2002, at which time the outstanding principal and interest will be due and payable. At March 31, 2001, approximately $6.1 million was outstanding under the Credit Agreement.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. The Company has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of May 11, 2001, there were no events of default under the Credit or Guaranty Agreements. However, continued adverse claims experience for the old GPPO major medical product could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At March 31, 2001, approximately $2.6 million was outstanding under the term loan facility.

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

3.3 Amendment to the By-Laws of the Company, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

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

10.10Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent
     Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11First Amendment to Pledge Agreement,  dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.12Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.13Third Amendment to Credit Agreement,  dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.14First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.15Credit  Agreement dated April 17, 2001 between Ascent  Assurance,  Inc. and
     Credit  Suisse  First  Boston  Management   Corporation   (incorporated  by
     reference to Exhibit 10.1 to the Company's Form 8-K filed April 25, 2001).

10.16Guaranty  and  Security  Agreement  dated April 17,  2001 among  Foundation
     Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles marketing Group, Inc., Precision Dialing Service, Inc., Senior Benefits, L.L.C., and Westbridge Printing Services, Inc. and Credit Suisse First Boston management Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 25, 2001).

10.17Pledge  Agreement dated April 17, 2001 between Ascent  Assurance,  Inc. and
     Credit  Suisse  First  Boston  Management   Corporation   (incorporated  by
     reference to Exhibit 10.3 to the Company's Form 8-K filed April 25, 2001).

10.18Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed April 25, 2001).

10.19Fourth  Amendment to Credit  Agreement  dated April 17, 2001 between Ascent
     Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 25, 2001).

(b) Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ASCENT ASSURANCE, INC.




                                    /s/ Cynthia B. Koenig
                                   ---------------------------------------------
                                   Cynthia B. Koenig
                                   Senior Vice President,
                                   Chief Financial Officer and Treasurer
                                   (Principal Financial and
                                   Accounting Officer)
















Dated at Fort Worth, Texas
May 11, 2001