Form 10-Q
period 2001-06-30
ASCENT ASSURANCE INC
filed 2001-08-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2001

                          Commission File Number 1-8538


                             ASCENT ASSURANCE, INC.
             (Exact name of Registrant as specified in its Charter)

DELAWARE                                                              73-1165000
(State of Incorporation)                    (I.R.S. Employer Identification No.)

110 West Seventh Street, Suite 300, Fort Worth, Texas                      76102
(Address of Principal Executive Offices)                              (Zip Code)

                                  817-878-3300
       -------------------------------------------------------------------
              (Registrant's Telephone Number, including Area Code)

                                       N/A
 -------------------------------------------------------------------------------
   (Former Name, Address and Former Fiscal Year, if changed since Last Report)

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

                                    YES X    NO

Common Stock - Par Value $.01    6,500,000 Shares Outstanding at August 14, 2001

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q






PART 1 - FINANCIAL INFORMATION                                                 Page No.
Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
     June 30, 2001 and December 31, 2000                                           2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
     for the Three and Six Months Ended June 30, 2001 and 2000                     3

Ascent Assurance, Inc. Condensed Consolidated Statements of
     Comprehensive Income for the Three and Six Months Ended June 30,
     2001 and 2000                                                                 4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
     for the Three and Six Months Ended June 30, 2001 and 2000                     5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
     Equity for the Six Months Ended June 30, 2001                                 6

Notes to Condensed Consolidated Financial Statements                               7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                           11

Operating Results                                                                 13

Financial Condition                                                               15

Liquidity, Capital Resources and Statutory Capital and Surplus                    18



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                      21

Item 6 - Exhibits and Reports on Form 8-K                                         22

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                June 30,           December 31,
                                                                                  2001                 2000
                                                                               (Unaudited)           (Audited)
                                                                              -------------       --------------
                                                                            (in thousands, except per share data)
Assets
Investments:
      Fixed Maturities:
         Available-for-sale, at market value (amortized cost $100,845 and
            $104,081)                                                         $  99,375          $  100,590
      Equity securities, at market (cost $1,365)                                  1,275               1,335
      Other investments                                                             435                 398
      Short-term investments                                                     12,539               7,254
                                                                              ----------         -----------
            Total Investments                                                   113,624             109,577

Cash                                                                                942               2,658
Accrued investment income                                                         1,848               1,965
Receivables from agents, net of allowance for doubtful accounts of
      $4,292 and $3,711                                                           8,354               8,737
Deferred policy acquisition costs                                                26,938              24,711
Property and equipment, net of accumulated depreciation of $3,577
      and $2,683                                                                  5,959               6,375
Other assets                                                                      7,369               6,455
                                                                              ----------         -----------
            Total Assets                                                      $ 165,034          $  160,478
                                                                              ==========         ===========

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
      Policy liabilities and accruals:
         Future policy benefits                                               $  62,888          $   61,306
         Claim reserves                                                          36,356              42,778
                                                                              ----------         -----------
            Total Policy Liabilities and Accruals                                99,244             104,084

Accounts payable and other liabilities                                           13,588              15,667
Notes payable                                                                    20,079               8,947
                                                                              ----------         -----------
            Total Liabilities                                                   132,911             128,698
                                                                              ----------         -----------

Redeemable Convertible Preferred Stock                                           29,124              27,705
                                                                              ----------         -----------

Stockholders' Equity:
      Common stock ($.01 par value, 30,000,000 shares authorized;
         6,500,000 shares issued)                                                    65                  65
      Capital in excess of par value                                             27,817              27,620
      Accumulated other comprehensive income, net of tax                         (1,560)             (2,324)
      Retained deficit                                                          (23,323)            (21,286)
                                                                              ----------         -----------
            Total Stockholders' Equity                                            2,999               4,075
                                                                              ----------         -----------

            Total Liabilities, Redeemable Convertible Preferred Stock
            And Stockholders' Equity                                          $ 165,034          $  160,478
                                                                              ==========         ===========

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                     Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                                  2001              2000            2001             2000
                                               ------------     ------------     ------------     -----------
                                                           (in thousands, except per share data)
Revenues:
      Premiums:
         First-year                            $  8,543         $  7,230         $ 16,368         $ 13,939
         Renewal                                 23,398           21,998           47,547           44,294
                                               -----------      -----------      -----------      -----------
         Total premiums                          31,941           29,228           63,915           58,233

      Net investment income                       2,294            2,266            4,616            4,344
      Fee, service and other income               5,362            5,294           10,971           10,190
      Net realized gain (loss) on investments        52             (254)              94             (237)
                                               -----------      -----------      -----------      -----------
         Total revenue                           39,649           36,534           79,596           72,530
                                               -----------      -----------      -----------      -----------


Benefits, claims and expenses:
      Benefits and claims                        24,558           22,962           49,375           46,644
      Increase in deferred acquisition costs     (1,110)          (2,229)          (2,227)          (3,938)
      Commissions                                 5,538            5,851           11,501           12,290
      General and administrative expenses         9,651            9,203           19,753           16,770
      Taxes, licenses and fees                    1,290            1,513            2,353            2,704
      Interest expense on notes payable             486              152              656              236
                                               -----------      -----------      -----------      -----------
         Total expenses                          40,413           37,452           81,411           74,706

Loss before income taxes                           (764)            (918)          (1,815)          (2,176)
Federal income tax benefit                            -              312                -              740
                                               -----------      -----------      -----------      -----------

         Net loss                              $   (764)        $   (606)        $ (1,815)        $ (1,436)

Preferred stock dividends                           710              651            1,420            1,302
                                               -----------      -----------      -----------      -----------
Loss applicable to common stockholders         $ (1,474)        $ (1,257)        $ (3,235)        $ (2,738)
                                               ===========      ===========      ===========      ===========

Basic and diluted loss per common share        $   (.23)        $   (.19)        $   (.50)        $   (.42)
                                               ===========      ===========      ===========      ===========

Weighted average shares outstanding:
      Basic                                       6,500            6,500            6,500            6,500
                                               ===========      ===========      ===========      ===========
      Diluted                                     6,500            6,500            6,500            6,500
                                               ===========      ===========      ===========      ===========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)


                                                           Three Months Ended                   Six Months Ended
                                                                June 30,                            June 30,
                                                        2001               2000             2001               2000
                                                     -----------       ------------      ------------      ------------
                                                                             (in thousands)

Net loss                                             $   (764)         $   (606)         $ (1,815)         $ (1,436)
Other comprehensive (loss) income:
      Unrealized holding (loss) gain arising during
         period, net of tax                              (452)             (841)              858              (677)
      Reclassification adjustment of (gain) loss
         on sales of investments included in
         net income, net of tax                           (52)              168               (94)              157
                                                     -----------       -----------       -----------       -----------

Comprehensive loss                                   $ (1,268)         $ (1,279)         $ (1,051)         $ (1,956)
                                                     ===========       ===========       ===========       ===========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                         2001             2000              2001              2000
                                                     -----------       -----------       -----------       -----------
                                                                              (in thousands)
Cash Flow From Operating Activities:

Net loss                                             $   (764)         $   (606)         $ (1,815)         $ (1,436)
      Adjustments to reconcile net income to cash
      provided by (used for) operating activities
         (Increase) decrease in accrued investment
            income                                       (180)             (138)              117                 7
         Increase in deferred acquisition costs        (1,110)           (2,229)           (2,227)           (3,938)
         (Increase) decrease in receivables from
            agents                                        (16)           (1,138)              383              (765)
         (Increase) decrease in other assets             (402)              187              (914)             (829)
         (Decrease) increase in policy liabilities
            and accruals                               (2,999)            7,193            (4,840)            9,978
         (Decrease) increase in accounts payable
            and other liabilities                      (2,147)            3,540            (2,079)              903
         Increase in deferred income taxes, net             -              (665)                -              (949)
         Other, net                                     1,964               449             1,899             2,001
                                                     -----------       -----------       -----------       -----------
      Net Cash (Used For) Provided By Operating
         Activities                                    (5,654)            6,593            (9,476)            4,972
                                                     -----------       -----------       -----------       -----------

Cash Flow From Investing Activities:

      Purchases of fixed maturity investments          (8,014)           (6,025)          (12,998)           (9,006)
      Sales of fixed maturity investments               4,367             2,808            13,408             3,714
      Maturities and calls of fixed maturity
         investments                                      265             1,125             2,644             1,998
      Net increase in short-term and
         other investments                             (4,943)           (6,952)           (5,322)           (3,911)
      Property and equipment purchased                    (66)             (285)             (480)             (820)
                                                     -----------       -----------       -----------       -----------
      Net Cash Used For Investing Activities           (8,391)           (9,329)           (2,748)           (8,025)
                                                     -----------       -----------       -----------       -----------

Cash Flow From Financing Activities:

      Issuance of notes payable                        11,305             1,146            11,305             1,888
      Repayment of notes payable                         (239)             (140)             (450)             (280)
      Deferred debt costs                                (347)                -              (347)                -
                                                     -----------       -----------       -----------       -----------
      Net Cash Provided By Financing Activities        10,719             1,006            10,508             1,608
                                                     -----------       -----------       -----------       -----------

      Decrease In Cash During Period                   (3,326)           (1,730)           (1,716)           (1,445)
      Cash At Beginning Of Period                       4,268             5,395             2,658             5,110
                                                     -----------       -----------       -----------       -----------
      Cash At End Of Period                          $    942          $  3,665          $    942          $  3,665
                                                     ===========       ===========       ===========       ===========

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)




                                                                                                      Accumulated
                                                                        Capital          Other         Retained           Total
                                                    Common Stock       in Excess     Comprehensive     (Deficit)       Stockholders'
                                                 Shares    Amount    of Par Value        Loss          Earnings           Equity
Balance at December 31, 2000                  6,500,000    $ 65      $  27,620       $ (2,324)        $ (21,286)       $  4,075

      Net loss                                                                                           (1,815)         (1,815)
      Preferred Stock dividend                                                                           (1,420)         (1,420)
      Other comprehensive gain, net of tax                                                764             1,198           1,962
      Amortization of unearned compensation                                197                                              197
                                              ----------   ------    ------------    ---------------  ----------       ---------
Balance at June 30, 2001                      6,500,000    $ 65      $  27,817       $ (1,560)        $ (23,323)       $  2,999
                                              ==========   ======    ============    ===============  ==========       =========





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

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

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

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern has accelerated, which resulted in a significant reduction in pending claims inventory at June 30, 2001 from historical levels. This significant change in the claims payment pattern has greatly increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

As of June 30, 2001, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000 and the first six months of 2001 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of June 30, 2001.

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

The following table reflects the calculation of basic and diluted EPS:


                                                  Three Months Ended              Six Months Ended
                                                      June 30,                        June 30,
                                               2001            2000             2001           2000
                                           -----------      -----------     -----------     -----------
                                                  (amounts in thousands, except per share amounts)
Net loss                                   $   (764)        $   (606)       $ (1,815)       $ (1,436)
Preferred Stock dividends                      (710)            (651)         (1,420)         (1,302)
                                           -----------      -----------     -----------     -----------
Loss applicable to common shareholders     $ (1,474)        $ (1,257)       $ (3,235)       $ (2,738)
                                           ===========      ===========     ===========     ===========
Weighted average shares outstanding:
      Basic                                   6,500            6,500           6,500           6,500
      Diluted                                 6,500            6,500           6,500           6,500
Basic and diluted loss per share           $   (.23)        $   (.19)       $   (.50)       $   (.42)
                                           ===========      ===========     ===========     ===========


NOTE 3 - FINANCING OBTAINED IN APRIL 2001

During the first quarter of 2001, the Company determined that continued adverse claims experience for the Group Preferred Provider Organization ("GPPO") product, the principal product marketed by the Company from 1998 through June 2000, would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained debt financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to comply with minimum statutory capital and surplus requirements promulgated by the states of Texas and Florida. To the extent that the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. While the Company has implemented rate increases on the GPPO product that should begin to reduce losses in 2001, there can be no assurance that such rate increases will be sufficient.

In April 2001, Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the secound quarter 2001, Ascent issued $277,000 in additional notes for payment of interest in kind. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral to LaSalle Bank NA ("LaSalle") for receivables financing). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. In connection with the $11 million loan, LaSalle waived certain events of default and amended various agreements related to receivables financing provided by LaSalle. Debt covenants under the credit agreement related to the new $11 million loan are substantially similar to those under the LaSalle receivables financing arrangements.

NOTE 4 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. On June 30, 2001, preferred stock dividends accrued in the first six months of 2001 were paid through the issuance of 1,419 shares of preferred stock and a $881 distribution of cash.

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

NOTE 6 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

In 1998, the National Association of Insurance Commissioners ("NAIC") adopted the Codification of Statutory Accounting Principles guidance, which replaced the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Department of the State of Domicile of the Company's Insurance Subsidiaries has adopted the Codification effective January 1, 2001. Codification guidance did not materially impact statutory surplus of the Company's Insurance Subsidiaries.

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

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at June 30, 2001 as compared to December 31, 2000 and results of operations for the three and six months ended June 30, 2001 as compared to the comparable 2000 periods for the Company. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Report on Form 10-K and should be read in conjunction therewith.

Business Overview. The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

The Company's operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and underwritten by the Insurance Subsidiaries are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by the Insurance Subsidiaries are comprehensive major medical products, hospital/surgical major medical products and supplemental specified disease products:

o Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines.

o Hospital/surgical major medical products are similar to comprehensive major medical products except that benefits are limited to hospital/surgical services (services such as routine well care physician visits and prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher.

o Supplemental specified disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer or other catastrophic diseases.

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

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Various statements contained in the Management's Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o further adverse claims experience in excess of management's current expectations or other events adversely impacting the Company's liquidity position,

o    actions that may be taken by insurance regulatory authorities,

o adverse developments in the timing or results of the Company's current strategic business plan to return operations to profitability by improving claims experience and reducing overhead expenses,

o    the loss of key personnel,

o and the effect of changing economic and market conditions, especially medical expense inflation and health care reform initiatives.

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for the three and six months ended June 30, 2001 and 2000. (In thousands except insurance operating ratios.)


                                                        Three Months Ended            Six Months Ended
                                                             June 30,                      June 30,
                                                     2001              2000        2001              2000
                                                  -----------       ----------- -----------       -----------
Premiums                                          $ 31,941          $ 29,228    $ 63,915          $ 58,233
Other                                                  970               810       1,872             1,495
                                                  -----------       ----------- -----------       -----------
Total insurance operating revenue                   32,911            30,038      65,787            59,728
                                                  -----------       ----------- -----------       -----------

Benefits and claims                                 24,558            22,962      49,375            46,644
Commissions                                          4,690             4,283       9,551             8,858
Increase in deferred acquisition costs              (1,110)           (2,231)     (2,227)           (3,938)
General and administrative expense                   6,714             7,149      13,905            13,025
Taxes, licenses and fees                             1,138             1,508       2,043             2,460
                                                  -----------       ----------- -----------       -----------

Total insurance operating expenses                  35,990            33,671      72,647            67,049

                                                  -----------       ----------- -----------       -----------
      Insurance Operating Results                   (3,079)           (3,633)     (6,860)           (7,321)
                                                  -----------       ----------- -----------       -----------

Fee and service income                               4,392             4,484       9,099             8,695
Fee and service expenses                            (3,937)           (3,629)     (8,108)           (7,421)
                                                  -----------       ----------- -----------       -----------

      Fee and Service Results                          455               855         991             1,274
                                                  -----------       ----------- -----------       -----------

Net investment income                                2,294             2,266       4,616             4,344
Net realized gain (loss) on investments                 52              (254)         94              (237)
Interest expense on notes payable                     (486)             (152)       (656)             (236)
                                                  -----------       ----------- -----------       -----------

      Loss Before Income Taxes                        (764)             (918)     (1,815)           (2,176)

Income tax benefit                                       -               312           -               740
                                                  -----------       ----------- -----------       -----------

      Net Loss                                    $   (764)         $   (606)   $ (1,815)         $ (1,436)
                                                  ===========       =========== ===========       ===========

Insurance operating ratios*
      Benefits and claims                            76.9%             78.6%       77.3%             80.1%
      Commissions                                    14.7%             14.7%       14.9%             15.2%
      Increase in deferred acquisition costs         -3.5%             -7.6%       -3.5%             -6.8%
      General and administrative expenses            20.4%             23.8%       21.1%             21.8%
      Taxes, licenses and fees                        3.6%              5.2%        3.2%              4.2%



*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the second quarter of 2001, the loss before income taxes was $0.8 million, compared to a loss before income taxes of $0.9 million for the corresponding 2000 period. For the first six months of 2001, the pre-tax loss was $1.8 million, compared to a pre-tax loss of $2.2 million for the six months ended June 30, 2000.

Pre-tax operating losses for both 2001 and 2000 were attributable to losses from the Group Preferred Provider Organization ("GPPO") product, the principal major medical product marketed by FLICA from 1998 to July 2000. Losses from the GPPO product were principally driven by higher than expected claims frequency. While the Company has implemented rate increases on the GPPO product that should begin to reduce losses in mid-2001, there can be no assurance that such rate increases will be sufficient. Due to losses from the GPPO product, FLICA has required significant capital contributions during 2000 and the first six months of 2001 to comply with statutory capital and surplus requirements. Continued adverse claims experience for the GPPO product in excess of management's current expectations would have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements and maintain its new business production at current levels (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

Since July 2000, the Company has been successfully marketing a new major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than the old GPPO product. At June 30, 2001, annualized premiums in force for the new major medical policy were $23.4 million as compared to $8.7 million at December 31, 2000.

The following narratives discuss the principal components of the operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:


                                      Three Months Ended         Six Months Ended
                                          June 30,                   June 30,
                                     2001          2000         2001          2000
                                  -----------   -----------  -----------   -----------
Major medical:
      First-year                  $  8,036      $  6,629     $ 15,376      $ 12,847
      Renewal                       11,895         8,514       23,983        17,308
                                  -----------   -----------  -----------   -----------
         Subtotal                   19,931        15,143       39,359        30,155
                                  -----------   -----------  -----------   -----------

Supplemental specified disease:
      First-year                       326           352          584           726
      Renewal                        5,882         6,468       12,043        13,294
                                  -----------   -----------  -----------   -----------
         Subtotal                    6,208         6,820       12,627        14,020
                                  -----------   -----------  -----------   -----------

Medicare supplement:
      First-year                         -             -            -             -
      Renewal                        5,159         6,574       10,592        13,074
                                  -----------   -----------  -----------   -----------
         Subtotal                    5,159         6,574       10,592        13,074
                                  -----------   -----------  -----------   -----------

Other                                  643           691        1,337           984
                                  -----------   -----------  -----------   -----------
Consolidated Premium Revenue      $ 31,941      $ 29,228     $ 63,915      $ 58,233
                                  ===========   ===========  ===========   ===========

Total premiums increased by $2.7 million, or 9.3%, for the second quarter of 2001 and $5.7 million, or 9.8%, for the six months of 2001 as compared to the corresponding 2000 periods as new business production exceeded the expected decline in renewal premiums from older, closed blocks of business. Premiums from the GPPO major medical product, for which marketing was discontinued in July 2000, were $10.1 million and $20.3 million for the three and six months ended June 30, 2001, compared to $7.7 million and $15.2 million for the comparable 2000 periods. The Company is principally marketing major medical products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased for the second quarter of 2001 compared to the second quarter of 2000 due primarily to improved experience for supplemental products. Incurred benefit and claims experience for the GPPO major medical product, for which marketing was discontinued in July 2000, was significantly higher than pricing assumptions for both the second quarter of 2001 and 2000. Adverse claims experience for the old GPPO product has been primarily due to higher than expected claims frequency. Additional adverse claims experience for the old GPPO product in excess of management's current expectations could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements (See "Liquidity, Capital, Resources and Statutory Capital and Surplus").

General and Administrative Expense. For the second quarter of 2001, general and administrative expenses decreased over the comparable 2000 period by 3.4 percentage points which improved insurance operating results by approximately $1.1 million. The decrease was due principally to expenses in the second quarter of 2000 related to the implementation of the Company's new policy administration and claims data processing systems.

Interest Expense. Interest expense increased $0.3 million and $0.4 million, respectively, for the three and six months ended June 30, 2001 compared to the comparable 2000 periods due to the $11 million debt financing from Credit Suisse First Boston Management Corporation in April, 2001. Interest paid in the three and six months ended June 30, 2001 was $0.5 million and $0.7 million, respectively, and includes $0.3 million of deferred financing costs, which are amortized over the life of the loan.

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

                                                June 30, 2001                 December 31, 2000
Fixed Maturity Securities                   Market Value      %            Market Value        %
----------------------------------------- --------------    ------        -------------     ------
                                          (in thousands)                          (in thousands)
U.S. Government and governmental
     agencies and authorities (except
     mortgage-backed)                     $ 10,614          10.7          $  10,462          10.4
Finance                                     22,736          22.9             23,445          23.3
Public utilities                             7,324           7.4              6,787           6.7
Mortgage-backed                             12,351          12.4             13,302          13.2
States, municipalities and political
     subdivisions                            1,984           2.0              1,982           2.0
All other corporate bonds                   44,366          44.6             44,612          44.4
                                          ---------      --------         ----------      --------
        Total fixed maturity securities   $ 99,375         100.0          $ 100,590         100.0
                                          =========      ========         ==========      ========

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


Composition of Fixed Maturity                         June 30, 2001              December 31, 2000
Securities by Rating                             Market Value       %         Market Value        %
----------------------------------------------- --------------  --------     --------------     ------
                                                (in thousands)               (in thousands)
Ratings
Investment grade:
     U.S. Government and agencies               $ 21,438          21.6       $  22,754          22.6
     AAA                                           3,610           3.6           2,885           2.9
     AA                                            7,404           7.5           8,305           8.3
     A                                            37,280          37.5          38,552          38.3
     BBB                                          28,677          28.8          27,168          27.0
Non-Investment grade:
     BB                                                -           -               674           0.7
     B and below                                     966           1.0             252           0.2
                                                ---------      --------      ----------      --------
        Total fixed maturity securities         $ 99,375         100.0       $ 100,590         100.0
                                                =========      ========      ==========      ========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2001 and December 31, 2000 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.


Composition of Fixed Maturity                         June 30, 2001          December 31, 2000
Securities by Maturity                           Market Value      %     Market Value        %
----------------------------------------------- -------------- -------- --------------     -------
                                                (in thousands)                   (in thousands)

Scheduled Maturity

Due in one year or less                         $  7,814          7.9     $   7,073          7.0
Due after one year through five years             26,070         26.2        28,877         28.7
Due after five years through ten years            29,066         29.3        26,327         26.2
Due after ten years                               24,074         24.2        25,011         24.9
Mortgage-backed and asset-backed securities       12,351         12.4        13,302         13.2
                                                ---------      -------    ----------      -------
        Total fixed maturity securities         $ 99,375        100.0     $ 100,590        100.0
                                                =========      =======    ==========      =======


Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $36.4 million at June 30, 2001 as compared to $42.8 million at December 31, 2000. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company's claims payment pattern has accelerated, which resulted in a significant reduction in pending claims inventory at June 30, 2001 from historical levels. This significant change in the claims payment pattern has greatly increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $62.9 million at June 30, 2001 as compared to $61.3 million at December 31, 2000. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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


LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends and advances from non-insurance subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions to its Insurance Subsidiaries of $16.6 million during the six months ended June 30, 2001 as compared to $2.8 million for the corresponding prior year period. As of June 30, 2001, Ascent held approximately $1.5 million in unrestricted cash and invested assets.

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

Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the second quarter of 2001, Ascent issued $277,000 in additional notes for payment of interest in kind. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding Corporation and Ascent Management, Inc., some or all of which is pledged as collateral for receivables financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. Continued adverse claims experience for the old GPPO product could result in events of default under the credit agreement and related agreements.

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. On June 30, 2001, preferred stock dividends accrued in the first six months of 2001 were paid through the issuance of 1,419 shares of preferred stock and a $881 distribution of cash.

Insurance Subsidiaries. The primary sources of cash for the Insurance Subsidiaries are premiums, sales and maturities of invested assets and investment income while the primary uses of cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees. Cash contributions of $16.6 million were funded during the six months ended June 30, 2001, by Ascent to its Insurance Subsidiaries to maintain capital and surplus (see "Ascent" discussion above). The Company's Insurance Subsidiaries recorded combined statutory losses of $11.8 million for the first six months of 2001 and $17.0 million for the twelve months ended December 31, 2000. The statutory losses resulted from 1) higher than expected claims and benefits for the old GPPO major medical product (see "Operating Results") and 2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded).

Dividends paid by the Company's Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance department of the state of domicile. The Insurance Subsidiaries are precluded from paying dividends during 2001 without the prior approval of the Texas Insurance Commissioner as the Companies' earned surplus is negative.

Inflation will affect claim costs on the Company's Medicare supplement and major medical products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the major medical products will increase. The Company attempts to limit its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under its policies and by filing for premium rate increases as necessary.

Consolidated. The Company's consolidated net cash (used for) provided by operations totaled $(5.6) million and $6.6 million for the second quarter of 2001 and 2000, respectively. The increase in cash outflow from operations for 2001 was primarily attributable to an increase in the cash basis ratio of benefits and claims to premiums. Net cash used for investing activities for the second quarter of 2001 and 2000 totaled $(8.4) million and $(9.3) million, respectively. Cash used for investing activities was primarily for the purchase of fixed maturity and short term investments.

Net cash provided by financing activities totaled $10.7 million and $1.0 million for the second quarter of 2001 and 2000, respectively. Financing activities during the second quarter of 2001 include $11 million loan proceeds for the debt financing, $0.3 million payment of deferred debt costs, $0.1 million in net borrowings related to the Company's Receivables Financing Program (defined below) and $0.1 million in repayments related to the term loan facility. Financing activities for the corresponding period in 2000 included $1.1 million of borrowings related to the Company's Receivables Financing Program and $0.1 million of repayments under the term loan facility.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. The Company finances the majority of its obligations to make commission advances through Ascent Funding Inc., ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "LaSalle Credit Agreement") with LaSalle Bank, N.A. ("LaSalle"). The LaSalle Credit Agreement, as amended, provides AFI with a $7.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from affiliates. At June 30, 2001, approximately $6.3 million was outstanding under the LaSalle Credit Agreement. The LaSalle Credit Agreement expires June 5, 2002, at which time the outstanding principal and interest will be due and payable. Under the terms of the LaSalle Credit Agreement, agent advances made within six months of the expiration date (after December 5, 2001) are not eligible for financing. The Company is currently seeking to extend the LaSalle Credit Agreement. Failure of the Company to obtain an extension of the LaSalle Credit Agreement by December 2001 could have a material adverse effect on Ascent's liquidity and capital resources and ability to fund projected capital contributions to its Insurance Subsidiaries . Failure by Ascent to fund projected capital contributions to its Insurance Subsidiaries could have a material adverse effect on Ascent's results of operations.

AFI's obligations under the LaSalle Credit Agreement are secured by liens upon substantially all of AFI's assets. The Company has guaranteed AFI's obligations under the LaSalle Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of August 13, 2001, there were no events of default under the LaSalle Credit or Guaranty Agreements. However, additional adverse claims experience in excess of management's current expectations for the old GPPO major medical product could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. The term loan facility is secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At June 30, 2001, approximately $2.5 million was outstanding under the term loan facility.

                             ASCENT ASSURANCE, INC.

                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2001, Ascent Assurance, Inc. held its annual meeting of shareholders. At the meeting, the shareholders elected three directors of the Company.

The shareholders elected Patrick J. Mitchell, James K. Steen and Paul E. Suckow to serve on the Company's Board of Directors for a three year term expiring in 2004. The following table reflects the votes cast at the annual meeting:

                                          For                       Withheld
                                      ------------               -------------
       Patrick J. Mitchell              3,306,491                       55
       James K. Steen                   3,306,491                       55
       Paul E. Suckow                   3,306,491                       55

                    Total Votes Cast    3,306,546

Directors whose terms continued and the years in which their term expires are as follows:

                    Director                    Term Expiration
               -----------------------     ---------------------------
               John H. Gutfreund                      2002
               Michael A. Kramer                      2002
               Richard H. Hershman                    2003
               Robert A. Peiser                       2003

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

10.11 First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.12 Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National
          Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.13 Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.14 First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National
          Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2000).

10.15 Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed April 25,
          2001).

10.16 Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Service, Inc., Senior Benefits, L.L.C., and Westbridge Printing Services, Inc. and Credit Suisse First Boston management Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 25, 2001).

10.17 Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed April 25,
          2001).

10.18 Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed April 25, 2001).

10.19 Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 25, 2001).

(b)      Reports on Form 8-K

The  Registrant  filed a Report on Form 8-K dated  April 25, 2001 in response to
Item 5, Other Events, to report the $11 million debt financing with Credit Suisse First Boston Management Corporation.

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
















Dated at Fort Worth, Texas
August 14, 2001