Form 10-Q
period 2001-09-30
ASCENT ASSURANCE INC
filed 2001-11-15
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2001

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

                                       N/A
--------------------------------------------------------------------------------
    (Former Name, Address and Former Fiscal Year, if changed since Last Report)

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

                                    YES X NO

Common Stock - Par Value $.01  6,500,000 Shares Outstanding at November 14, 2001

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q



PART 1 - FINANCIAL INFORMATION                                               Page No.
------------------------------                                               --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
     September 30, 2001 and December 31, 2000                                     2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
     for the Three and Nine Months Ended September 30, 2001 and 2000              3

Ascent Assurance, Inc. Condensed Consolidated Statements of
     Comprehensive Income for the Three and Nine Months Ended September
     30, 2001 and 2000                                                            4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
     for the Three and Nine Months Ended September 30, 2001 and 2000              5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
     Equity for the Nine Months Ended September 30, 2001                          6

Notes to Condensed Consolidated Financial Statements                              7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                          11

Operating Results                                                                13

Financial Condition                                                              15

Liquidity, Capital Resources and Statutory Capital and Surplus                   18











PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                        21


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                             September 30,      December 31,
                                                                                 2001               2000
                                                                              (Unaudited)         (Audited)
                                                                            --------------    ---------------
                                                                          (in thousands, except per share data)
Assets
Investments:
      Fixed Maturities:
         Available-for-sale, at market value (amortized cost $95,269 and
            $104,081)                                                       $   95,949        $   100,590
      Equity securities, at market (cost $1,432 and $1,365)                      1,493              1,335
      Other investments                                                            396                398
      Short-term investments                                                    15,618              7,254
                                                                            --------------    ---------------
            Total Investments                                                  113,456            109,577

Cash                                                                             2,057              2,658
Accrued investment income                                                        1,598              1,965
Receivables from agents, net of allowance for doubtful accounts of
      $4,124 and $3,711                                                          7,934              8,737
Deferred policy acquisition costs                                               25,820             24,711
Property and equipment, net of accumulated depreciation of $4,033
      and $2,683                                                                 5,672              6,375
Other assets                                                                     6,902              6,455
                                                                            --------------    ---------------
            Total Assets                                                    $  163,439        $   160,478
                                                                            ==============    ===============

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
      Policy liabilities and accruals:
         Future policy benefits                                             $   61,125        $    61,306
         Claim reserves                                                         36,283             42,778
                                                                            --------------    ---------------
            Total Policy Liabilities and Accruals                               97,408            104,084

Accounts payable and other liabilities                                          12,216             15,667
Notes payable                                                                   19,067              8,947
                                                                            --------------    ---------------
            Total Liabilities                                                  128,691            128,698
                                                                            --------------    ---------------

Redeemable Convertible Preferred Stock                                          29,870             27,705
                                                                            --------------    ---------------

Stockholders' Equity:
      Common stock ($.01 par value, 30,000,000 shares authorized;
         6,500,000 shares issued)                                                   65                 65
      Capital in excess of par value                                            27,897             27,620
      Accumulated other comprehensive income (loss), net of tax                    741             (2,324)
      Retained deficit                                                         (23,825)           (21,286)
                                                                            --------------    ---------------
            Total Stockholders' Equity                                           4,878              4,075
                                                                            --------------    ---------------

            Total Liabilities, Redeemable Convertible Preferred Stock
            And Stockholders' Equity                                        $  163,439        $   160,478
                                                                            ==============    ===============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended                 Nine Months Ended
                                                               September 30,                      September 30,
                                                     ------------------------------     --------------------------------
                                                         2001              2000              2001              2000
                                                     ------------     -------------     -------------     --------------
                                                                   (in thousands, except per share data)
Revenues:
      Premiums:
         First-year                                  $   7,176        $    8,419        $   23,544        $   22,358
         Renewal                                        24,496            22,412            72,043            66,706
                                                     ------------     -------------     -------------     --------------
         Total premiums                                 31,672            30,831            95,587            89,064

      Net investment income                              2,186             2,626             6,802             6,970
      Fee, service and other income                      4,852             5,207            15,822            15,397
      Net realized gain (loss) on investments              211                28               306              (209)
                                                     ------------     -------------     -------------     --------------
         Total revenue                                  38,921            38,692           118,517           111,222
                                                     ------------     -------------     -------------     --------------


Benefits, claims and expenses:
      Benefits and claims                               22,392            24,516            71,767            71,160
      Decrease (increase) in deferred
         acquisition costs                               1,118            (1,955)           (1,109)           (5,893)
      Commissions                                        5,031             6,512            16,532            18,802
      General and administrative expenses                8,310             9,379            28,063            26,148
      Taxes, licenses and fees                           1,186             1,235             3,539             3,939
      Interest expense on notes payable                    640               198             1,296               435
                                                     ------------     -------------     -------------     --------------
         Total expenses                                 38,677            39,885           120,088           114,591

Income (loss) before income taxes                          244            (1,193)           (1,571)           (3,369)
Federal income tax benefit                                   -               406                 -             1,146
                                                     ------------     -------------     -------------     --------------

         Net income (loss)                           $     244        $     (787)       $   (1,571)       $   (2,223)

Preferred stock dividends                                  746               651             2,166             1,953
                                                     ------------     -------------     -------------     --------------
Loss applicable to common stockholders               $    (502)       $   (1,438)       $   (3,737)       $   (4,176)
                                                     ============     =============     =============     ==============

Basic and diluted loss per common share              $    (.08)       $     (.22)       $     (.57)       $     (.64)
                                                     ============     =============     =============     ==============

Weighted average shares outstanding:
      Basic                                              6,500             6,500             6,500             6,500
                                                     ============     =============     =============     ==============
      Diluted                                            6,500             6,500             6,500             6,500
                                                     ============     =============     =============     ==============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended                  Nine Months Ended
                                                             September 30,                       September 30,
                                                      ----------------------------     -------------------------------
                                                           2001             2000            2001             2000
                                                      ------------     -----------     -------------     -------------
                                                                                          (in thousands)

Net income (loss)                                     $     244        $   (787)       $   (1,571)       $  (2,223)
Other comprehensive income (loss):
       Unrealized holding gain arising during
          period, net of tax                              2,512             997             3,371              321
       Reclassification adjustment of (gain) loss
          on sales of investments included in
          net income, net of tax                           (211)            (18)             (306)             138
                                                      ------------     -----------     -------------     -------------

Comprehensive income (loss)                           $   2,545        $    192        $    1,494        $  (1,764)
                                                      ============     ===========     =============     =============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended                 Nine Months Ended
                                                                 September 30,                     September 30,
                                                        -----------------------------     --------------------------------
                                                             2001             2000             2001              2000
                                                        ------------     ------------     -------------     --------------
                                                                                (in thousands)
Cash Flow From Operating Activities:

Net income (loss)                                       $     244        $    (787)       $   (1,571)       $   (2,223)
      Adjustments to reconcile net income to cash
      provided by (used for) operating activities
         Decrease in accrued investment income                250              203               367               210
         Decrease (increase) in deferred
            acquisition costs                               1,118           (1,955)           (1,109)           (5,893)
         Decrease (increase) in receivables from
            agents                                            420             (595)              803            (1,360)
         Decrease (increase) in other assets                  467              994              (447)              165
         (Decrease) increase in policy liabilities
            and accruals                                   (1,836)          (1,922)           (6,676)            8,056
         (Decrease) increase in accounts payable
            and other liabilities                          (1,372)           5,856            (3,451)            6,759
         Decrease (increase) in deferred income
            taxes, net                                          -              118                 -              (831)
         Other, net                                           921             (726)            2,820             1,275
                                                        ------------     ------------     -------------     --------------
      Net Cash Provided By (Used For) Operating
         Activities                                           212            1,186            (9,264)            6,158
                                                        ------------     ------------     -------------     --------------

Cash Flow From Investing Activities:

      Purchases of fixed maturity investments              (2,941)         (10,369)          (15,939)          (19,375)
      Sales of fixed maturity investments                   6,083            6,433            19,491            10,147
      Maturities and calls of fixed maturity
         investments                                        2,517            1,285             5,161             3,283
      Purchases of equity securities                         (368)               -              (368)                -
      Sales of equity securities                              301                -               301                 -
      Net (increase) decrease in short term and
         other investments                                 (3,040)           3,308            (8,362)             (603)
      Property and equipment purchased                       (168)            (326)             (648)           (1,146)
                                                        ------------     ------------     -------------     --------------
      Net Cash Provided By (Used For) Investing
         Activities                                         2,384              331              (364)           (7,694)
                                                        ------------     ------------     -------------     --------------

Cash Flow From Financing Activities:

      Issuance of notes payable                                 -              974            11,305             2,862
      Repayment of notes payable                           (1,361)             (93)           (1,811)             (373)
      Deferred debt costs                                    (120)               -              (467)                -
                                                        ------------     ------------     -------------     --------------
      Net Cash (Used For) Provided By
         Financing Activities                              (1,481)             881             9,027             2,489
                                                        ------------     ------------     -------------     --------------

      Increase (Decrease) In Cash During Period             1,115            2,398              (601)              953
      Cash At Beginning Of Period                             942            3,665             2,658             5,110
                                                        ------------     ------------     -------------     --------------
      Cash At End Of Period                             $   2,057        $   6,063        $    2,057        $    6,063
                                                        ============     ============     =============     ==============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                                                                    Accumulated
                                                                      Capital          Other           Retained         Total
                                               Common Stock          in Excess     Comprehensive       (Deficit)     Stockholders'
                                            Shares      Amount     of Par Value     (Loss) Gain        Earnings         Equity
                                            ------      ------     ------------     -----------        --------         ------

Balance at December 31, 2000               6,500,000     $  65      $  27,620        $ (2,324)         $ (21,286)      $   4,075

  Net loss                                                                                                (1,571)         (1,571)
  Preferred Stock dividend                                                                                (2,166)         (2,166)
  Other comprehensive gain, net of tax                                                  3,065              1,198           4,263
  Amortization of unearned compensation                                   277                                                277
                                           ------------- -------    ------------     ----------        ----------     ------------
Balance at September 30, 2001              6,500,000     $  65      $  27,897        $    741          $ (23,825)      $   4,878
                                           ============= =======    ============     ==========        ==========     ============





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

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company experienced significant changes in its claims payment patterns. During 2001, the Company's claims payment patterns accelerated, which resulted in a significant reduction in pending claims inventory at September 30, 2001 from historical levels. This significant change in the claims payment patterns has increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

As of September 30, 2001, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000 and the first nine months of 2001 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of December 31, 2000 and September 30, 2001.

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

The following table reflects the calculation of basic and diluted EPS:

                                               Three Months Ended               Nine Months Ended
                                                 September 30,                    September 30,
                                           ---------------------------    ----------------------------
                                              2001             2000            2001           2000
                                           ----------     ------------    ------------    ------------
                                                (amounts in thousands, except per share amounts)
Net income (loss)                          $   244        $    (787)      $  (1,571)      $  (2,223)
Preferred stock dividends                     (746)            (651)         (2,166)         (1,953)
                                           ----------     ------------    ------------    ------------
Loss applicable to common shareholders     $  (502)       $  (1,438)      $  (3,737)      $  (4,176)
                                           ==========     ============    ============    ============
Weighted average shares outstanding:
  Basic                                      6,500            6,500           6,500           6,500
  Diluted                                    6,500            6,500           6,500           6,500
Basic and diluted loss per share           $  (.08)       $    (.22)      $    (.57)      $    (.64)
                                           ==========     ============    ============    ============


NOTE 3 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. On September 30, 2001, preferred stock dividends accrued in the third quarter of 2001 were paid through the issuance of 746 shares of preferred stock and a $302 distribution of cash.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company's business, financial position or its results of operations.

NOTE 5 - IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133") is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. As the Company has not participated in derivative or hedging activities, the Company's financial statements are not affected by SFAS 133.

In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). The Company adopted FIN 44 on a prospective basis effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company's results of operations, liquidity or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). This statement supercedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and establishes accounting and reporting standards for business combinations. Under the statement, all business combinations in the scope of the statement are to be accounted for using one method, the purchase method. The provisions of the statement apply to all business combinations initiated after June 30, 2001. As the Company has not been a part of any business combinations initiated after the effective date, the Company's financial statements are not affected by SFAS 141.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The statement is effective for fiscal years beginning after December 15, 2001 and will require intangible assets as defined in SFAS No. 141 to be reclassified into goodwill, cessation of the amortization of goodwill and the testing for impairment of goodwill at transition and on an annual basis or more frequently if the occurrence of an event or circumstance indicates an impairment. The Company will adopt SFAS 142 on January 1, 2002. The Company does not expect the adoption of the statement to materially impact the Company's results of operations and financial position.

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at September 30, 2001 as compared to December 31, 2000 and results of operations for the three and nine months ended September 30, 2001 as compared to the
comparable  2000  periods  for  the  Company.   This   discussion   updates  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2000 Report on Form 10-K and should be read in conjunction therewith.

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three and nine months ended September 30, 2001 and 2000. (In thousands except insurance operating ratios.)

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                 ------------------------------     ------------------------------
                                                      2001             2000            2001             2000
                                                 ------------      ------------     ------------     -------------

Premiums                                         $  31,672         $  30,831        $  95,587        $   89,064
Other                                                  788               960            2,659             2,455
                                                 ------------      ------------     ------------     -------------
Total insurance operating revenue                   32,460            31,791           98,246            91,519
                                                 ------------      ------------     ------------     -------------

Benefits and claims                                 22,392            24,516           71,767            71,160
Commissions                                          4,219             4,965           13,770            13,823
Decrease (increase) in deferred
      acquisition costs                              1,118            (1,955)          (1,109)           (5,893)
General and administrative expense                   5,529             7,542           19,434            20,756
Taxes, licenses and fees                             1,076               988            3,119             3,448
                                                 ------------      ------------     ------------     -------------

Total insurance operating expenses                  34,334            36,056          106,981           103,294

                                                 ------------      ------------     ------------     -------------
      Insurance Operating Results                   (1,874)           (4,265)          (8,735)          (11,775)
                                                 ------------      ------------     ------------     -------------

Fee and service income                               4,064             4,247           13,163            12,942
Fee and service expenses                            (3,703)           (3,631)         (11,811)          (10,862)
                                                 ------------      ------------     ------------     -------------

      Fee and Service Results                          361               616            1,352             2,080
                                                 ------------      ------------     ------------     -------------

Net investment income                                2,186             2,626            6,802             6,970
Net realized gain on investments                       211                28              306              (209)
Interest expense on notes payable                     (640)             (198)          (1,296)             (435)
                                                 ------------      ------------     ------------     -------------

      Income (loss) Before Income Taxes                244            (1,193)          (1,571)           (3,369)

Income tax benefit                                       -               406                -             1,146
                                                 ------------      ------------     ------------     -------------

      Net Income (Loss)                          $     244         $    (787)       $  (1,571)       $   (2,223)
                                                 ============      ============     ============     =============

Insurance operating ratios*
      Benefits and claims                             70.7%             79.5%            75.1%             79.9%
      Commissions                                     13.3%             16.1%            14.4%             15.5%
      Decrease (increase) in deferred
         acquisition costs                             3.5%             (6.3)%           (1.2)%            (6.6)%
      General and administrative expenses             17.0%             23.7%            19.8%             22.7%
      Taxes, licenses and fees                         3.4%              3.2%             3.3%              3.9%



*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the third quarter of 2001, income before income taxes was $244,000 compared to a loss before income taxes of $1.2 million for the corresponding 2000 period. The $1.4 million improvement in pre-tax income resulted principally from a decrease in losses from the Group Preferred Provider Organization ("GPPO") product, the principal major medical product marketed by FLICA from 1998 to July 2000, due to rate increases implemented during 2001 for this product. In addition, general and administrative expenses for the third quarter of 2000 included $650,000 of non-recurring expenses related to the implementation in May 2000, of the Company's new policy administration and data processing systems. The Company's insurance operations were not materially impacted by the terrorist attacks of September 11, 2001. However, the Company's telemarketing and printing subsidiaries experienced a decline in demand for their products and services that is expected to be temporary.

For the first nine months of 2001, the pre-tax loss was $1.6 million, compared to a pre-tax loss of $3.4 million for the nine months ended September 30, 2000. Pre-tax operating losses for both year-to-date 2001 and 2000 were principally attributable to losses from the GPPO product that resulted from higher than expected claims frequency. Consequently, FLICA has required significant capital contributions during 2001 and 2000 to comply with statutory capital and surplus requirements. Adverse claims experience for the GPPO product in excess of management's current expectations would have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements and maintain its new business production at current levels (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

Since July 2000, the Company has been successfully marketing a new major medical policy in all significant marketing regions. This new product was designed to produce a substantially lower benefits and claims to premium ratio than the old GPPO product. At September 30, 2001, the new major medical product comprised 45% of in force major medical products as compared to 14% at December 31, 2000. The Company's ability to continue marketing its new major medical product is dependent upon the financing of commission advances made to agents for new business production (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                         Three Months Ended                    Nine Months Ended
                                            September 30,                        September 30,
                                   --------------------------------     -------------------------------
                                       2001               2000              2001              2000
                                   -------------      -------------     -------------     -------------
Major medical:
      First-year                   $    6,683         $    7,158        $   22,059        $   20,005
      Renewal                          13,394             10,301            37,377            27,609
                                   -------------      -------------     -------------     -------------
         Subtotal                      20,077             17,459            59,436            47,614
                                   -------------      -------------     -------------     -------------

Supplemental specified disease:
      First-year                          271                325               855             1,051
      Renewal                           5,794              6,573            17,837            19,867
                                   -------------      -------------     -------------     -------------
         Subtotal                       6,065              6,898            18,692            20,918
                                   -------------      -------------     -------------     -------------

Medicare supplement:
      First-year                            -                  -                 -                 -
      Renewal                           4,945              5,330            15,536            18,404
                                   -------------      -------------     -------------     -------------
         Subtotal                       4,945              5,330            15,536            18,404
                                   -------------      -------------     -------------     -------------

Other                                     585              1,144             1,923             2,128
                                   -------------      -------------     -------------     -------------
Consolidated Premium Revenue       $   31,672         $   30,831        $   95,587        $   89,064
                                   =============      =============     =============     =============

Total premiums increased by $841,000, or 3%, for the third quarter of 2001 and $6.5 million, or 7%, for the nine months of 2001 as compared to the corresponding 2000 periods. Premium revenue increased as new business production and rate increases for the GPPO and other products offset the expected decline in renewal premiums from lapsation of in force business. As the Company is principally marketing major medical products, the percentage of major medical premiums to total premiums increased to 63% for the third quarter of 2001 from 56% for the corresponding prior period. Premiums from the GPPO major medical product, for which marketing was discontinued in July 2000, were $8.8 million and $29.1 million for the three and nine months ended September 30, 2001 compared to $11.1 million and $26.3 million for the corresponding 2000 periods. Premiums for the new major medical product, which the Company began marketing in July 2000, were $5.6 million and $13.0 million for the three and nine months ended September 30, 2001.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased by 8.8% for the third quarter of 2001 compared to the third quarter of 2000 due primarily to declining losses from the GPPO product attributable to lower overall premium volume and a lower loss ratio resulting from premium rate increases. Despite the improvement for the third quarter 2001, incurred benefit and claims experience for the GPPO major medical product remains significantly higher than pricing assumptions due to higher than expected claims frequency. Additional adverse claims experience for the old GPPO product in excess of management's current expectations could have a material adverse impact on FLICA's ability to meet minimum statutory capital and surplus requirements (See "Liquidity, Capital, Resources and Statutory Capital and Surplus").

Interest Expense. Interest expense increased $442,000 and $861,000, respectively, for the three and nine months ended September 30, 2001 compared to the comparable 2000 periods due to the $11 million debt financing from Credit Suisse First Boston Management Corporation obtained in April, 2001. For the three months and nine months ended September 30, 2001, the interest expense related to the $11 million financing was $514,000 and $813,000, respectively, including $349,000 and $627,000 of interest paid in kind by issuance of additional notes.

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


                                                  September 30, 2001               December 31, 2000
                                              ---------------------------    -----------------------------
                                               Market                          Market
Fixed Maturity Securities                      Value               %           Value               %
-----------------------------------------     --------------  -----------    --------------    -----------
                                              (in thousands)                 (in thousands)
U.S. Government and governmental
     agencies and authorities (except
     mortgage-backed)                         $  10,872           11.3       $   10,462           10.4
Finance                                          21,299           22.2           23,445           23.3
Public utilities                                  7,629            8.0            6,787            6.7
Mortgage-backed                                  11,787           12.3           13,302           13.2
States, municipalities and political
     subdivisions                                 2,057            2.1            1,982            2.0
All other corporate bonds                        42,305           44.1           44,612           44.4
                                              ------------    -----------    -------------    ------------
        Total fixed maturity securities       $  95,949          100.0       $  100,590          100.0
                                              ============    ===========    =============    ============

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

                                                   September 30, 2001                December 31, 2000
                                              ------------------------------    ------------------------------
Composition of Fixed Maturity                  Market                            Market
Securities by Rating                           Value                %            Value               %
----------------------------------------      --------------  --------------    --------------  --------------
                                              (in thousands)                    (in thousands)
Ratings
-------
Investment grade:
     U.S. Government and agencies             $  21,624           22.5         $  22,754            22.6
     AAA                                          2,862            3.0             2,885             2.9
     AA                                           7,960            8.3             8,305             8.3
     A                                           34,727           36.2            38,552            38.3
     BBB                                         28,054           29.2            27,168            27.0
Non-Investment grade:
     BB                                               -            -                 674             0.7
     B and below                                    722            0.8               252             0.2
                                              ------------    -------------    ------------    -------------
        Total fixed maturity securities       $  95,949          100.0         $ 100,590           100.0
                                              ============    =============    ============    =============

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at September 30, 2001 and December 31, 2000 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                   September 30, 2001                  December 31, 2000
                                              --------------------------------   -------------------------------
Composition of Fixed Maturity                  Market                              Market
Securities by Maturity                         Value                  %            Value                %
-------------------------------------------   ---------------   --------------   --------------   ---------------
                                              (in thousands)                     (in thousands)
Scheduled Maturity

Due in one year or less                       $    7,913             8.2         $    7,073             7.0
Due after one year through five years             25,962            27.1             28,877            28.7
Due after five years through ten years            26,470            27.6             26,327            26.2
Due after ten years                               23,817            24.8             25,011            24.9
Mortgage-backed and asset-backed securities       11,787            12.3             13,302            13.2
                                              -------------    --------------    -------------    ---------------
        Total fixed maturity securities       $   95,949           100.0         $  100,590           100.0
                                              =============    ==============    =============    ===============

Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $36.3 million at September 30, 2001 as compared to $42.8 million at December 31, 2000. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Examples of such changes include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) changes in production sources for existing lines of business; (4) writings of significant blocks of new business and (5) significant changes in claims payment patterns. As a result of the implementation of a new claims administration system in May 2000, the Company experienced significant changes in its claims payment patterns. During 2001, the Company's claims payment patterns accelerated, which resulted in a significant reduction in pending claims inventory at September 30, 2001 from historical levels. This significant change in the claims payment patterns has increased the inherent uncertainty in estimating claim reserves. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $61.1 million at September 30, 2001 as compared to $61.3 million at December 31, 2000. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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



LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

Ascent. Ascent's principal assets consist of the capital stock of its subsidiaries and invested assets. Accordingly, Ascent's sources of funds are primarily comprised of dividends and advances from non-insurance subsidiaries. The Company's principal uses of cash are for capital contributions to its Insurance Subsidiaries and general and administrative expenses. The Company funded capital contributions to its Insurance Subsidiaries of $18.2 million during the nine months ended September 30, 2001 as compared to $4.8 million for the corresponding prior year period. As of September 30, 2001, Ascent held approximately $889,000 in unrestricted cash and invested assets.

During the first quarter 2001, the Company determined that continued adverse claims experience for the old GPPO product would require Ascent to make capital contributions to FLICA in excess of those originally planned. Ascent obtained financing (see below) and contributed an additional $11 million to FLICA in April 2001 to enable FLICA to comply with minimum statutory capital and surplus requirements promulgated by the states of Texas and Florida. If the adverse claims experience for the old GPPO product exceeds management's current estimates, Ascent would be required to make additional capital contributions to FLICA in excess of those currently projected for 2001. Additional financing would be required by Ascent in order to make any such "excess" contributions. As a result, adverse claims experience for the old GPPO product or other products written by the Insurance Subsidiaries in excess of management's current estimates could have a material adverse effect on Ascent's liquidity and capital resources and, due to potential restrictions on the ability of FLICA to underwrite new policies, its results of operations.

Ascent received debt financing for the $11 million capital contribution described above from a loan made by Credit Suisse First Boston Management Corporation, which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the third quarter of 2001, Ascent issued $349,000 in additional notes for payment of interest in kind. The credit agreement relating to the loan provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. Ascent's obligations are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for receivables financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the credit agreement and the loan. Adverse claims experience for the old GPPO product in excess of management's current estimates could result in events of default under the credit agreement and related agreements.

Dividends on Ascent's Redeemable Convertible Preferred Stock ("Preferred Stock") may be paid in cash or by issuance of additional shares of Preferred Stock, at the Company's option. On September 30, 2001, preferred stock dividends accrued in the third quarter of 2001 were paid through the issuance of 746 shares of preferred stock and a $303 distribution of cash.

Insurance Subsidiaries. The primary sources of cash for the Insurance Subsidiaries are premiums, sales and maturities of invested assets and investment income while the primary uses of cash are benefits and claims, commissions, general and administrative expenses, and taxes, licenses and fees. Cash contributions of $18.2 million were funded during the nine months ended September 30, 2001, by Ascent to its Insurance Subsidiaries to maintain capital and surplus (see "Ascent" discussion above). The Company's Insurance Subsidiaries recorded combined statutory losses of $13.0 million for the first nine months of 2001 and $17.0 million for the twelve months ended December 31, 2000. The statutory losses resulted from 1) higher than expected claims and benefits for the old GPPO major medical product (see "Operating Results") and 2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded).

Dividends paid by the Company's Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the insurance department of the state of domicile. The Insurance Subsidiaries are precluded from paying dividends during 2001 without the prior approval of the Texas Insurance Commissioner as the Companies' earned surplus is negative.

Inflation will affect claim costs on the Company's Medicare supplement and major medical products. Costs associated with a hospital stay and the amounts reimbursed by the Medicare program are each determined, in part, based on the rate of inflation. If hospital and other medical costs that are reimbursed by the Medicare program increase, claim costs on the Medicare supplement products will increase. Similarly, as the hospital and other medical costs increase, claim costs on the major medical products will increase. The Company has somewhat mitigated its exposure to inflation by incorporating certain limitations on the maximum benefits which may be paid under some of its policies and by filing for premium rate increases as necessary.

Consolidated. The Company's consolidated net cash provided by operations totaled $212,000 and $1.2 million for the third quarter of 2001 and 2000, respectively. The decrease in cash flow from operations for 2001 was primarily attributable to an increase in the cash basis ratio of benefits and claims to premiums. Net cash provided by investing activities for the third quarter of 2001 and 2000 totaled $2.4 million and $331,000, respectively. Cash provided by investing activities was primarily from the sale of fixed maturity investments.

Net cash (used for) provided by financing activities totaled $(1.5) million and $881,000 for the third quarter of 2001 and 2000, respectively. Financing activities during the third quarter of 2001 include $1.2 million in repayments related to the Company's Receivables Financing Program (defined below) and $140,000 in repayments related to the term loan facility. Financing activities for the corresponding period in 2000 included $1.0 million of borrowings related to the Company's Receivables Financing Program and $140,000 of repayments under the term loan facility.

In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. The Company finances the majority of its obligations to make commission advances through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "LaSalle Credit Agreement") with LaSalle Bank, N.A. ("LaSalle"). The LaSalle Credit Agreement, as amended, provides AFI with a $7.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from affiliates. At September 30, 2001, approximately $5.1 million was outstanding under the LaSalle Credit Agreement. The LaSalle Credit Agreement expires June 5, 2002, at which time the outstanding principal and interest will be due and payable. Under the terms of the LaSalle Credit Agreement, agent advances made within six months of the expiration date (after December 5, 2001) are not eligible for financing. The Company has received a commitment from LaSalle for a six month renewal of the LaSalle Credit Agreement until December 5, 2002. The Company expects to execute definitive documentation for that renewal by November 30, 2001. Failure of the Company to finanlize the current renewal or obtain additional renewals of the LaSalle Credit Agreement beyond December 2002 could have a material adverse effect on Ascent's liquidity and capital resources and its ability to pay agent commission advances required for new business production. Failure by Ascent to maintain new business production at current levels could have a material adverse effect on Ascent's results of operations.

AFI's obligations under the LaSalle Credit Agreement are secured by liens upon substantially all of AFI's assets. The Company has guaranteed AFI's obligations under the LaSalle Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of November 14, 2001, there were no events of default under the LaSalle Credit or Guaranty Agreements. However, additional adverse claims experience in excess of management's current expectations for the old GPPO major medical product could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. The term loan facility is secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At September 30, 2001, approximately $2.4 million was outstanding under the term loan facility.

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

(b)      Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            ASCENT ASSURANCE, INC.




                                            /s/ Cynthia B. Koenig
                                           ------------------------------------
                                           Cynthia B. Koenig
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)
















Dated at Fort Worth, Texas
November 14, 2001