Form 10-K
period 2001-12-31
ASCENT ASSURANCE INC
filed 2002-03-08
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 For The Fiscal Year
                             ended December 31, 2001
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
                             Yes         X         No
                                      ---------           ---------

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $4,550,000 as of March 1 , 2002.

On March 1, 2002, 6,500,000 shares of Common Stock were outstanding.

                             ASCENT ASSURANCE, INC.

                          2001 FORM 10-K ANNUAL REPORT

                                TABLE OF CONTENTS


                                   PART I                                            Page
                                                                                    Number
ITEM 1.  Business                                                                      2

ITEM 2.  Properties                                                                   10

ITEM 3.  Legal Proceedings                                                            10

ITEM 4.  Submission of Matters to a Vote of Security Holders                          10

                                     PART II

ITEM 5.  Market for the Registrant's Common Stock and Related Stockholder Matters     11

ITEM 6.  Selected Consolidated Financial Data                                         12

ITEM 7.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                       14

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk                   26

ITEM 8.  Financial Statements and Supplementary Data                                  28

ITEM 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                                  75

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant                           76

ITEM 11. Executive Compensation                                                       76

ITEM 12. Security Ownership of Certain Beneficial Owners and Management               76

ITEM 13. Certain Relationships and Related Transactions                               76

                                     PART IV

ITEM 14. Financial Statement Schedules, Exhibits and Reports on Form 8-K              77


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

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned life and health insurance subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT" and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries".) The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2001: Texas - 17 %, Florida - 16%, Tennessee - 6% and Arkansas - 6%. Since 1999, new business has been produced only in NFL and FLICA, with FLICA underwriting approximately 77% of new policies issued. Since April 2000, NFL has reinsured approximately 60% of the risk under new major medical policies issued by FLICA.

The Company also derives fee and service revenue from (i) tele-survey  services,
(ii) printing services and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

Marketing Distribution System

NationalCare(R) Marketing, Inc. ("NCM"), a wholly-owned subsidiary, is the principal distribution channel for the Insurance Subsidiaries' products. NCM maintains an agency force that is organized by geographic region. All members of NCM's agency force are independent contractors and all compensation received is based upon sales production and the persistency of such production. NCM's agents market the Insurance Subsidiaires' products on a one-to-one basis to individuals who are either not covered under group insurance protection normally available to employees of business organizations or who wish to supplement existing coverage.

Sales leads for NCM's agents are generated principally by the Company's tele-survey subsidiary, Precision Dialing Services ("PDS"). By utilizing a predictive automated dialing system, PDS is able to generate quality sales leads that maintain the efficiency of NCM's agency force. By providing these sales leads, NCM believes that its ability to attract experienced agents as well as new agents entering the business is enhanced.

DESCRIPTION OF PRODUCTS

The Company's operations are comprised of one segment, Accident and Health insurance. The principal products underwritten by the Insurance Subsidiaries are medical expense reimbursement and supplemental policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premiums. The principal product groups currently underwritten by the Insurance Subsidiaries are summarized below:

     Comprehensive major medical products - These products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. The policies provide a number of options with respect to annual deductibles, coinsurance percentages and maximum benefits. After the annual deductible is met, the insured is responsible for a percentage of eligible expenses up to a specified stop-loss limit. Thereafter, eligible expenses are covered by the Insurance Subsidiaries up to certain maximum aggregate policy limits. All such products are guaranteed renewable pursuant to the Health Insurance Portability and Accountability Act, 42 U.S.C. ss. 300 et seq. ("HIPAA").

     Hospital/surgical major medical products - These products are similar to comprehensive major medical products except that benefits are generally limited to hospital/surgical services (services such as routine well care physician visits and prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher. All such products are also guaranteed renewable pursuant to HIPAA.

     Supplemental specified disease products - These products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer. Benefits are payable directly to the insured following diagnosis of or treatment for a covered illness or injury. Specified disease products are generally guaranteed renewable by contract, but are exempt from HIPAA.

Major medical products comprise approximately 97% of new business sales. These products are individually underwritten based upon medical information provided by the applicant prior to issue. Information provided in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. In addition, the major medical products currently underwritten by the Insurance Subsidiaries are stringently underwritten and include a para-med examination or other medical tests, depending on the age of the applicant.

Prior to 1998, the Insurance Subsidiaries also underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. The Insurance Subsidiaries continue to receive renewal premiums on Medicare Supplement policies sold prior to that date.

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

The National Association of Insurance Commissioners ("NAIC") is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless enacted into state law and variations from the model laws from state to state are common.

The Insurance Subsidiaries are all domiciled in Texas and are therefore subject to regulation under Texas laws. The State of Texas has enacted insurance holding company laws that require registration and periodic reporting by insurance companies. Such legislation typically places restrictions on, or requires prior notice or approval of, certain transactions within the holding company system, including, without limitation, dividend payments from insurance subsidiaries and the terms of loans and transfers of assets within the holding company structure.

Product Approvals. Generally, before the Company is permitted to market an insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state's insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Company's policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company's operations. For example, certain states in which the Company does business have adopted NAIC model statutes and regulations relating to market conduct practices of insurance companies. Any limitations or other restrictions imposed on the Company's market conduct practices by the regulators of a state that has adopted the model statutes and regulations may also be imposed by the regulators in other states which have adopted such statutes and regulations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company's business, financial condition or results of operations.

In addition, state insurance departments generally require the maintenance of certain minimum loss ratios. The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Most states in which the Company writes health insurance products have adopted the loss ratios recommended by the NAIC. The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Company or (ii) any change in the manner in which these minimums are computed or enforced in the future. Similarly, the Company's ability to increase its premium rates in response to adverse loss ratios is subject to regulatory approval. Failure to obtain such approval could have a material adverse effect on the Company's business, financial condition and results of operations.

NAIC Accounting Principles. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Texas Department of Insurance adopted the Codification effective January 1, 2001. The adoption of the Codification did not materially impact statutory surplus of the Insurance Subsidiaires.

Risk-Based Capital. The NAIC's Risk-Based Capital for Life and/or Health Insurers Model Act (the "Model Act") provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company's total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its risk-based capital ("RBC"):

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

The Texas Department of Insurance adopted the NAIC's RBC Model Act during 2000. NFL's and FLICA's statutory annual statements for the year ended December 31, 2001 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

In 1998,  NFIC and AICT  entered  into a voluntary  consent  order,  pursuant to
Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2001, AICT's RBC exceeded Company Action Level RBC; however, NFIC's RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Premium Writing Ratios. Under Florida Statutes Section 624.4095, Florida licensed insurance companies' ratio of actual or projected annual written premiums to current or projected surplus with regards to policyholders ("the premium writing ratio") may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company's certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2001, the premium writing ratio for FLICA complied with the limit mandated by Florida law. As FLICA currently produces 77% of the Company's new business and approximately 38% of such new business production is in the state of Florida, maintaining the ability to write new business in Florida is a significant factor in the Company's current business plan. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" at Item 7).

Dividends. Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the Texas Department of Insurance. The Texas Insurance Code allows life and health insurance companies to make dividend payments from surplus profits or earned surplus arising from its business. Earned surplus is defined as unassigned surplus excluding any unrealized gains. Texas life and health insurance companies may generally pay ordinary dividends or make distributions of cash or other property in the current twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Texas Insurance Commissioner.

The Insurance Subsidiaries are precluded from paying dividends during 2002 without prior approval of the Texas Insurance Commissioner as the companies' earned surplus is negative. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance.

Guaranty Associations. The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $226,000 during the year ended December 31, 2001.

HIPAA. This federal regulation mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. Ensuring privacy and security of patient information
-  "accountability"  - is a key  component  of the  legislation.  The  other key
component  is   "portability",   or  an   individual's   right,   under  certain
circumstances, to maintain their prior satisfaction of waiting periods or pre-existing coverage limitations when leaving the current group health coverage plan.

In December 2000, final regulations were issued regarding the privacy of individually-identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals' protected health information, (b) establish rigorous internal procedures to protect health information, and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. The effective date of the rules is April 14, 2003.

In August 2000, proposed rules were published for comment related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The proposed rules would require these businesses to establish and maintain confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, systems controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. These proposed rules have not yet become final.

Sanctions for failing to comply with HIPPA standards include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation. Due to the complex nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect.

The Company is evaluating the effect of HIPAA and has formed a HIPAA task force for the purpose of HIPAA compliance. Due to the uncertainty surrounding the regulatory requirements, the Company cannot be sure that planned systems and programs will comply adequately with the regulations that are ultimately approved. Implementation of additional systems and programs may be required, the cost of which cannot currently be determined. Further, compliance with these regulations require changes to many operational procedures which may lead to additional costs that have not yet been identified.

GLBA. The Financial Services Modernization Act of 1999 (the "Gramm-Leach-Bliley Act", or "GLBA") contains privacy provisions and introduced new controls over the transfer and use of individuals' nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA became effective in July 2001 to provide written notice of its privacy practices to all of the Company's insureds. In addition, the Company provides insureds with an opportunity to state their preferences regarding the Company's use of their non-public personal information.

GLBA provides that there is no federal preemption of a state's insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation which was adopted by numerous state insurance authorities. The Company believes that it is in compliance with the privacy regulations that became effective in 2001.

Pending Health Care Reform. The health care industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients' bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse affect on the business, financial condition or results of the operations of the Company.

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

EMPLOYEES

At December 31, 2001, the Company employed 360 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

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

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities. The Company's Common Stock and Warrants are quoted on the over-the-counter bulletin board ("OTC Bulletin
Board"). There were 6,500,000 shares of Common Stock and 971,266 Warrants outstanding as of March 1, 2002. The high and low price listed for the Common Stock and Warrants reflects the OTC Bulletin Board closing bid prices of the Company's securities. The closing bid price on December 31, 2001 was $0.60. There were approximately 311 shareholders of record on December 31, 2001, representing approximately 1,450 beneficial owners.

OTC Bulletin Board
                          Common Stock                      Warrants
                        High         Low                High        Low
2001
Fourth Quarter         $1.100      $0.220              $0.031      $0.016
Third Quarter           1.550       1.050               0.031       0.016
Second Quarter          2.000       1.100               0.016       0.016
First Quarter           2.188       0.750               0.063       0.016

2000
Fourth Quarter         $2.375      $0.813              $0.120      $0.016
Third Quarter           3.125       1.250               0.150       0.020
Second Quarter          3.125       1.625               0.250       0.040
First Quarter           2.875       1.688               0.250       0.040


Dividend Policy

The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company's results of operations and liquidity, see ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition", ITEM 1 - "Business -- Regulation", and NOTE 10 - "Statutory Capital And Surplus" to the Company's Consolidated Financial Statements at Item 8.

ITEM 6 - SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 - "Management's Discussion and Analysis of Results of Operations and Financial Condition" and the Consolidated Financial Statements of the Company and related notes.

                                                  ASCENT ASSURANCE, INC.
                                     --------------------------------------------------
                                      Year Ended      Year Ended     Nine Months Ended
                                     December 31,    December 31,       December 31,
                                         2001            2000               1999
                                     ------------    ------------    ------------------
Statement of Operations Data:                  (in thousands, except per share data)
Premiums                             $ 125,206       $ 119,908          $   86,371
Total revenues                         155,381         149,586             105,972
(Loss) income before income taxes       (2,119)        (12,939)              3,231
Net (loss) income (3)                   (2,119)        (18,942)              2,106
Preferred stock dividends                2,932           2,576               1,874
(Loss) income applicable to common
shareholders                            (5,051)        (21,518)                232

(Loss) Earnings Per Share (3):
  Basic                              $   (0.78)      $  (3.31)          $   (0.04)
  Diluted                            $   (0.78)      $  (3.31)          $   (0.04)

Weighted Average Shares Outstanding
  Basic                                  6,500           6,500               6,500
  Diluted                                6,500           6,500               6,510


                                                    ASCENT ASSURANCE, INC.
                                  ----------------------------------------------------------

                                  December 31,   December 31,   December 31,     March 31,
                                     2001           2000           1999            1999
                                  ------------   ------------   ------------   -------------
                                                (in thousands, except per share data)
Balance Sheet Data:
Cash and invested assets          $ 116,238      $ 112,235      $ 115,303       $ 129,142
Total assets                        162,593        160,478        163,690         169,795
Policy liabilities                   98,773        104,084         95,895          95,806
Notes payable (1)                    18,603          8,947          7,162           5,088
Total liabilities                   129,136        128,698        116,649         119,435
Redeemable convertible preferred
    stock (2)                        30,635         27,705         23,257          23,257
Stockholders' equity                  2,822          4,075         23,784          27,103

Book Value Per Share (3)          $    0.43      $    0.63      $    3.66       $    4.17


(1) In April 2001, the Company borrowed an additional $11 million. See "Liquidity, Capital Resources, and Statutory Capital and Surplus" at Item 7.

(2) At December 31, 2001, consists of 30,635 shares of New Preferred Stock, which are convertible, at the option of the holders thereof, into an aggregate of 6,276,796 shares of New Common Stock at a conversion price of $4.88 per share of New Common Stock.

(3) Net loss for the year ended December 31, 2000 includes a non-cash charge of $10.4 million related to an increase in the deferred tax asset valuation allowance which increased loss per share and decreased book value per share by $(1.60). See "Financial Condition - Deferred Tax Asset" at Item 7.


                                                  WESTBRIDGE CAPITAL CORP.
                                      ------------------------------------------
                                      Three Months
                                         Ended
                                       March 31,        Year Ended December 31,
                                                     ---------------------------
                                          1999            1998          1997
                                      ------------   -------------   -----------
                                         (in thousands, except per share data)
Statement of Operations Data
Premiums                              $  29,948       $ 135,717      $ 161,097
Total revenues                           36,814         166,650        188,904
Extraordinary loss, net of income tax         -               -          1,007
Net income (loss)                           208         (22,285)       (97,144)
Preferred stock dividends                     -             520          1,572
Income (loss) applicable to
    common stockholders                     208         (22,805)       (98,716)

Earnings (Loss) Per Share:
    Basic                             $    0.03       $   (3.43)     $  (16.07)
    Diluted                           $    0.03       $   (3.43)     $  (16.07)

Weighted Average Shares Outstanding:
    Basic                                 7,032           6,640          6,143
    Diluted                               7,032           6,640          6,143

                                                     WESTBRIDGE CAPITAL CORP.
                                                --------------------------------
                                                          December 31,
                                                    1998               1997
                                                --------------    --------------
                                                          (in thousands)
Balance Sheet  Data
Total cash and invested assets                  $    131,708       $   148,442
Total assets                                         169,741           202,856
Policy liabilities                                    97,987           107,595
Notes payable                                         95,715           102,547
Total liabilities                                    219,886           229,274
Redeemable convertible preferred stock
                                                      11,935            19,000
Stockholders' (deficit) equity                       (62,080)          (45,418)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Business Overview. Ascent Assurance, Inc. ("Ascent"), adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge") emerged from Chapter 11 reorganization proceedings. For additional information regarding the reorganization and adoption of fresh start accounting, see Notes 2 and 14 to the Consolidated Financial Statements included at Item 8. References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT"), and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries" and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) tele-survey services, (ii) printing services, and (iii) renewal commissions received by the Company for prior year sales of insurance products for unaffiliated insurance carriers.

Critical Accounting Policies. The following discussion provides management's assessment of financial results and material changes in financial position for the Company. This discussion is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company's significant accounting policies relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. These policies are discussed below under "Financial Condition" and in Notes 2 and 10 to the Company's consolidated financial statements at Item 8. The application of these accounting policies requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities and expenses in the Company's consolidated financial statements. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For a better understanding of this analysis, reference should be made to Item 1 - "Business" and to Item 8 - "Financial Statements and Supplementary Data". Certain reclassifications of prior years' amounts have been made to conform with the 2001 presentation.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Various statements contained in Item 1 - "Business" and Item 7 - "Management's Discussion and Analysis of Results of Operation and Financial Condition", are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

     any limitation imposed on the Company's ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

     the impact of changing health care trends on the Company's ability to accurately estimate claim and settlement expense reserves;

     developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

     the Company's ability to meet minimum regulatory capital requirements for its Insurance Subsidiaries;

     the  ability  of  the  Company  to  maintain  adequate  liquidity  for  its
     non-insurance   subsidiary   operations   including  financing  by  NCM  of
     commission advances to agents;

     default by issuers of fixed maturity investments owned by the Company;

     and the loss of key management personnel

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for 2001, 2000 and on a pro forma basis as if Ascent and Westbridge adopted fresh start accounting on January 1, 1999 and operated as a single entity for the year ended December 31, 1999. (In thousands except insurance operating ratios.)

                                                                                Pro Forma
                                                           Ascent                 Ascent
                                                ---------------------------    -----------
                                                   2001           2000             1999
                                                ------------  -------------    -----------
Premiums                                        $  125,206    $  119,908       $ 116,319
Other                                                3,540         3,335           1,789
                                                ------------  -------------    -----------
Total insurance operating revenue                  128,746       123,243         118,108

Benefits and claims                                 93,376       101,940          87,498
Commissions                                         17,793        17,969          16,264
Increase in deferred acquisition costs                (889)       (6,818)         (5,216)
General and administrative expense                  25,339        28,284          23,345
Taxes, licenses and fees                             4,245         4,540           4,481
Recognition of premium deficiency                        -         1,500               -
                                                ------------  -------------    -----------
Total insurance operating expenses                 139,864       147,415         126,372

                                                ------------  -------------    -----------
       Insurance operating results                 (11,118)      (24,172)         (8,264)
                                                ------------  -------------    -----------

Fee and service income                              17,376        17,056          15,543
Fee and service expenses                            15,702        14,481          13,233
                                                ------------  -------------    -----------

       Fee and service results                       1,674         2,575           2,310
                                                ------------  -------------    -----------

Net investment income                                8,867         9,741           9,302
Net realized gain (loss) on investments                392          (454)           (167)
Interest expense on notes payable                   (1,934)         (629)           (403)
Resolution of pre-confirmation contingencies             -             -           1,235
                                                ------------  -------------    -----------

       (Loss) income before income taxes            (2,119)      (12,939)          4,013

Income tax expense                                       -         6,003           1,364
                                                ------------  -------------    -----------

       Net (loss) income                        $   (2,119)   $  (18,942)      $   2,649
                                                ============  =============    ===========

Insurance operating ratios*
       Benefits and claims                            74.6%         85.0%           75.2%
       Commissions                                    14.2%         15.0%           14.0%
       Increase in deferred acquisition costs         (0.7%)        (5.7%)          (4.5%)
       Recognition of premium deficiency                  -          1.3%               -
       General and administrative expense             19.7%         22.9%           19.8%
       Taxes, licenses and fees                        3.4%          3.8%            3.9%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. The Company's loss before income taxes declined by $10.8 million in 2001 to ($2.1) million as compared to 2000, after increasing to ($12.9) million in 2000 from income before income taxes of $4.0 million in 1999. Insurance operating results for both 2001 and 2000 were adversely impacted by losses from the GPPO comprehensive major medical product, the principal major medical product marketed by FLICA and NFL from 1998 through June 2000. Losses attributable to the GPPO product were approximately ($16.7) million for 2001 and ($25.7) million for 2000. As discussed more fully below, the $9.0 million reduction in GPPO product losses in 2001 as compared to 2000 is principally attributable to active premium rate increase management and discontinuance of production. Additional reductions in losses from the GPPO product and continued sales of new major medical products introduced in July 2000 that meet pricing targets are key to the Company achieving profitability in 2002.

As a result of losses from the GPPO product, FLICA required significant capital contributions during 2000 and 2001 to comply with minimum statutory capital and surplus requirements. In April 2001, Ascent obtained debt financing of $11 million from an affiliate of its largest stockholder. The proceeds of this loan were used to fund an $11 million capital contribution to FLICA. The $1.3 million increase in interest expense for 2001 as compared to 2000 is due primarily to this loan. Adverse claims experience for the GPPO product in excess of management's current expectations or adverse claims experience for other insurance products could have a material adverse impact on the Insurance Subsidiaries' ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore have a material adverse impact on Ascent's liquidity and capital resources and results of operations (see "Liquidity, Capital Resources and Statutory Capital and Surplus" and Item 1 - Business - "Regulation").

The Company reported no income tax benefit for 2001 and incurred income tax expense for 2000 of $6.0 million due to the establishment of a valuation allowance beginning December 31, 2000 for all net deferred tax assets. Due to GPPO product losses during 2000, the Company had reported a cumulative loss before income taxes of ($9.7) million since the fresh start date of March 31, 1999 through December 31, 2000. Principally as a result of this cumulative pre-tax loss position, generally accepted accounting principles ("GAAP") require that a valuation allowance be provided for any net deferred tax asset. Accordingly, an additional deferred tax asset valuation allowance of $10.4 million was established at December 31, 2000. This adjustment had no impact on the Company's cash position and did not impact statutory capital and surplus of the Insurance Subsidiaries. As more fully discussed below under "Financial Condition - Deferred Tax Asset", the Company expects to record no future GAAP income tax benefit or expense until the Company achieves a cumulative pre-tax income position since the fresh start date of March 31, 1999.

The following narratives discuss the principal components of insurance operating results.

Premiums. The Insurance Subsidiaries' premium revenue is derived principally from the following medical expense reimbursement products: comprehensive major medical, hospital/surgical major medical, supplemental specified disease and Medicare supplement. Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Hospital surgical major medical products are similar to comprehensive major medical products except that benefits are generally limited to hospital/surgical services and deductibles and coinsurance provisions are generally higher. Supplemental specified disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Prior to 1998, the Insurance Subsidiaries also underwrote Medicare supplement products and continue to receive renewal premiums from such policies.

Premium revenue, in thousands, for each major product line is set forth below:

                                                                   Pro Forma
                                             Ascent                 Ascent
                                   --------------------------    ------------
                                       2001          2000            1999
                                   -----------    -----------    ------------
Major medical:
First-year                         $  28,310      $  28,082      $   15,863
Renewal                               49,792         37,632          39,891
                                   -----------    -----------    ------------
                                      78,102         65,714          55,754
                                   -----------    -----------    ------------

Supplemental specified disease:
First-year                             1,077          1,394           1,352
Renewal                               23,553         26,287          27,917
                                   -----------    -----------    ------------
                                      24,630         27,681          29,269
                                   -----------    -----------    ------------

Medicare supplement:
Renewal                               20,170         23,927          30,560

Other                                  2,304          2,586             736
-----
                                   -----------    -----------    ------------

     Consolidated Premium Revenue  $ 125,206      $ 119,908      $  116,319
                                   ===========    ===========    ============


Total premiums increased by $5.3 million, or 4.4%, for 2001 and $3.6 million, or 3.1% for 2000 as compared to the corresponding prior year, as new business production exceeded the expected decline in renewal premiums from older, closed blocks of business. Comprehensive major medical products comprised 97% of new business sales for 2001 and represented 62% of consolidated premium revenue for 2001 as compared to 55% for 2000 and 48% for 1999.

In July 2000, the Company began marketing a new comprehensive major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than the old GPPO product. Management believes that the new major medical policy has been well accepted by NCM's career agency force. Annual premiums for new major medical policies in force at December 31, 2001 were $29.2 million as compared to $8.7 million at December 31, 2000.

Premium revenue from the unprofitable GPPO major medical product was $36.0 million, $38.2 million and $17.5 million for 2001, 2000 and 1999, respectively. The Company discontinued marketing this product in June 2000 and has been continuously implementing significant premium rate increases since that date. The premium rate increase actions have accelerated the policy lapse rate and reduced policies in force while increasing the premium received per policy. Annual premiums for GPPO policies in force declined by $16.6 million, or 37.5%, to $27.7 million at December 31, 2001 as compared to December 31, 2000 while policies in force declined by 62.5%. Management expects that premium revenue from the unprofitable GPPO product will continue to decline in 2002.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition - "Claims Reserves" and "Future Policy Benefit Reserves"). The 9.8 percentage point increase in the ratio of consolidated benefits and claims to consolidated premiums from 1999 to 2000 and subsequent 10.4 percentage point decrease from 2000 to 2001 were principally attributable to the GPPO product. As noted above, GPPO premiums increased significantly in 2000 as compared to 1999 and the claims and benefit ratio for 2000 was approximately 120%. In 2001, GPPO premiums declined slightly, and the claims and benefit ratio dropped by approximately 26 percentage points to 94% due to the implementation of premium rate increases. The Company expects to further reduce the GPPO claims and benefit ratio during 2002 through the implementation of additional premium rate increases.

Commissions. The commissions to premiums ratio declined by 0.8 percentage point in 2001, as compared to 2000, due to a higher percentage of renewal premiums to total premiums. For 2000, the commissions to premium ratio increased over 1999 by 1.0 percentage point as a result of the increase in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

General and Administrative Expense. The general and administrative expense ratio declined by approximately three percentage points in 2001, as compared to 2000, due to non-recurring expenses incurred in 2000 related to the implementation in May 2000 of the Company's new policy administration and claims data processing systems.

Net Investment Income and Realized Gains. Net investment income and realized investment gains and losses totaled $9.3 million for 2001 and 2000 and $9.1 million for 1999. During 2001, interest rates declined which reduced reinvestment rates; however, the market value of the Company's fixed maturity bond portfolio increased which resulted in gains from bond sales in the normal course of business. Conversely, market interest rates were generally higher in 2000; but the market value of the Company's fixed maturity bond portfolio was lower and the Company realized losses on bond sales.


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

The following table provides information on the Company's cash and invested assets, in thousands, as of December 31:
                                                           2001         2000
                                                        ----------   ----------

Cash and cash equivalents                               $   2,337    $   2,658
                                                        ----------   ----------
Fixed Maturities (at market value):
     U.S. Government and related agencies                  10,823       10,462
     State, county and municipal                            2,226        1,982
     Finance                                               20,307       23,445
     Public utilities                                       7,452        6,787
     Mortgage-backed                                       10,731       13,302
     All other corporate bonds                             38,678       44,612
                                                        ----------   ----------
        Total Fixed Maturities                             90,217      100,590
                                                        ----------   ----------
Equity Securities (at market value)                         1,569        1,335
Other Invested Assets:
     Mortgage loans on real estate                              -           56
     Policy loans                                             314          342
     Short-term investments and certificates of deposit    21,801        7,254
                                                        ----------   ----------
        Total Other Invested Assets                        22,115        7,652
                                                        ----------   ----------
           Total Cash and Invested Assets               $ 116,238    $ 112,235
                                                        ==========   ==========

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year:
                                                                       Pro Forma
                                                      Ascent            Ascent
                                               --------------------   ---------
                                                 2001       2000        1999
                                               ---------  ---------   ---------

Net investment income (1)                      $ 6,869    $ 7,805     $ 8,016
Net realized (loss) gain on investments            392       (454)       (167)
Average gross annual yield on fixed maturities     7.0%       7.2%        7.2%


(1) Excludes interest on receivables from agents of $2.0 million, $1.9 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The following table indicates by rating the composition of the Company's fixed maturity securities portfolio, excluding short-term investments and certificates of deposit, at December 31:
                                               2001                 2000
                                        ------------------   -------------------
                                         Market               Market
                                         Value        %       Value         %
                                       ----------  -------   ----------  -------
                                          (in                   (in
                                       thousands)            thousands)
Ratings (1) Investment grade:
    U.S. Government and agencies       $  20,451     22.7    $  22,754     22.6
    AAA                                    2,180      2.4        2,885      2.9
    AA                                     9,160     10.2        8,305      8.3
    A                                     28,318     31.4       38,552     38.3
    BBB                                   29,723     32.9       27,168     27.0
Non-Investment grade:
    BB                                       250      0.3          674      0.7
    B and below                              135      0.1          252      0.2
                                       ----------  -------   ----------  -------
      Total fixed maturity securities  $  90,217    100.0    $ 100,590    100.0
                                       ==========  =======   ==========  =======


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

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations," which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 2001, 66.2%, 29.9% and 3.9% of the market value of the Company's fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                              2001                 2000
                                      -------------------   -------------------
                                         Market                Market
                                         Value      %          Value       %
                                      ----------  -------   ----------  -------
                                         (in                   (in
                                      thousands)            thousands)
Scheduled Maturity
Due in one year or less               $   5,909      6.6    $   7,073      7.0
Due after one year through five years    27,451     30.4       28,877     28.7
Due after five years through ten years   24,165     26.8       26,327     26.2
Due after ten years                      21,961     24.3       25,011     24.9
Mortgage-backed securities               10,731     11.9       13,302     13.2
                                      ----------  -------   ----------  -------
Total fixed maturity securities       $  90,217    100.0    $ 100,590    100.0
                                      ==========  =======   ==========  =======

Agent Receivables. In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. Net agent receivables were $7.4 million and $8.7 million at December 31, 2001 and 2000, respectively. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company routinely establishes a reserve for uncollectible agent's balances based upon historical experience and projected commission earnings. As of December 31, 2001 and 2000, the Company's allowance for uncollectible commission advances was $4.0 million and $3.7 million, respectively.

Deferred Policy Acquisition Costs. Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits. Deferred policy acquisition costs totaled $25.6 million and $24.7 million at December 31, 2001 and 2000, respectively.

A premium deficiency exists if the present value of future net cash flows plus future policy benefit and claims reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. As a result of losses from the GPPO product, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 related to medical expense reimbursement products issued subsequent to the fresh start date of March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000. At December 31, 2001, there was no premium deficiency related to deferred acquisition costs.

Deferred Tax Asset. The Company's net deferred tax asset before valuation allowance at December 31, 2001 and 2000 was $17.8 million and $18.3 million, respectively. As the Company reported cumulative pre-tax losses of ($9.7) million since the fresh start date of March 31, 1999 through December 31, 2000, principally due to GPPO product losses, applicable GAAP literature required that the Company's net deferred tax asset be fully reserved as of December 31, 2000. The Company reported additional pre-tax losses of ($2.1) million in 2001 and has now reported cumulative pre-tax losses since the fresh start date of ($11.8) million. Accordingly, the Company has reported no income tax benefit for 2001 and the net deferred tax asset remains fully reserved. The Company expects to record no income tax benefit or expense until the Company achieves a cumulative pre-tax income position since the fresh start date of March 31, 1999. Applicable GAAP literature provides that the deferred tax asset valuation allowance may be eliminated once the Company is no longer in a cumulative loss position, as defined.

The principal component of the Company's net deferred tax asset before valuation allowance is net operating loss carryforwards ("NOLs") which totaled $52.9 million at December 31, 2001 and expire between 2003 and 2016. The establishment of a valuation allowance for GAAP does not impair the availability of NOLs for utilization in the Company's federal income tax return. As previously discussed, pre-tax losses for 2001 and 2000 were principally attributable to the GPPO product. Management believes that future GPPO product losses can be significantly reduced through continued active premium rate increase management and that the Company will utilize substantially all of its tax NOLs within the carry-forward period.

Claims Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $37.2 million at December 31, 2001 as compared to $42.8 million at December 31, 2000. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Company include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

The Company's policy benefit reserve requirements are also interrelated with product pricing and profitability. The Company must price its products at a level sufficient to fund its policyholder benefits and still remain profitable. Because the Company's claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Company failing to price its products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claim loss ratios experienced by the Company during 2000 was indicative of inadequate pricing in the GPPO product, the principal major medical product marketed from 1998 through June 2000.

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

The Company reinsures its risks under its major medical policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. The Company's risks under its Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retains fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL's retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 2001, approximately $0.9 million of the $3.1 million recoverable from reinsurers related to paid losses. Of this balance, all was recoverable from reinsurers rated "A" or higher by the A.M. Best Company.

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


LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

General. The primary sources of cash for the Company's consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash used in operations totaled $6.6 million, $4.9 million and $2.6 million for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in cash used by operations since 1999 is primarily due to an increase in the cash basis ratio of benefits and claims to premiums resulting from a decrease in the average time expended to pay a claim after the implementation of the Company's new claims administration system in May 2000.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent's principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaries' earned surplus is negative due to statutory losses incurred in recent years (see "Business - Regulations" at Item 1). Ascent's principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $19.3 million, $8.2 million, and $5.9 million during 2001, 2000 and 1999, respectively, as a result of combined statutory losses incurred by the Insurance Subsidiaries for those years of $12.7 million, $17.0 million and $6.5 million, respectively. As of December 31, 2001, Ascent had approximately $1.2 million in unrestricted cash and invested assets. In February 2002, Ascent funded contributions totaling $1.8 million to two of its insurance subsidiaries.

The statutory losses incurred during recent years resulted from (1) significant losses for the GPPO product (see "Operating Results") and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Adverse claims experience for the GPPO product in excess of management's current estimates or adverse claims experience for other insurance products would require Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2002. Additional financing would be required by Ascent in order to make any such "excess" contributions. As a result, adverse claims experience could have a material adverse effect on the Insurance Subsidiaries' ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore, have a material adverse impact on Ascent's liquidity and capital resources and results of operations.

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, ("CSFB"), which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan ("CSFB Credit Agreement") provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2001, Ascent issued $987,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at December 31, 2001 to approximately $12 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

Ascent's obligations to CSFB are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the CSFB Credit Agreement. At December 31, 2001, there were no events of default; however, adverse claims experience in excess of management's current expectations could result in events of default under the CSFB Credit Agreement.

Bank Financing. The majority of commission advances to NCM's agents are financed through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $7.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. In connection with this commission advancing program approximately $4.4 million was outstanding under the Credit Agreement at December 31, 2001.

The Credit Agreement expires December 5, 2002, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after June 5, 2002) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement beyond December 2002 could have a material adverse impact on Ascent's liquidity and capital resources. Lack of adequate financing would impair the Company's ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent's results of operations.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's principal assets at December 31, 2001 are net agent receivables of $7.4 million and a cash collateral account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI's obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of December 31, 2001, there were no events of default under the Credit or Guaranty Agreements. However, adverse claims experience in excess of management's current expectations could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc. ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At December 31, 2001, approximately $2.2 million was outstanding under the term loan facility.

Preferred Stock. Dividends on Ascent's redeemable convertible preferred stock (which is 100% owned by Special Situations Holdings, Inc. - Westbridge) may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. During 2001, the Company paid preferred stock dividends through the issuance of 2,930 additional shares of preferred stock. In December 2000, the Company paid preferred stock dividends through the issuance of 2,575 additional shares of preferred stock. Preferred stock dividends accrued at December 31, 1999 were paid in January 2000 through issuance of 1,873 additional shares of preferred stock.

Inflation. Inflation impacts claim costs and overall operating costs and, although inflation has been lower in the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating health care costs. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrated efforts in various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that increases in premium rates will equal or exceed increasing healthcare costs.

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

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company's investment portfolio that consists largely (79.2%) of fixed income securities. The Company's investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

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

Credit Risk. The company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 - "Management's Discussion and Analysis of Results of Operations and Financial Conditions" and
Note 3 - "Investments" to the Company's Consolidated Financial Statements.) Approximately 0.4% of the Company's fixed-income portfolio market value is comprised of less than investment grade securities. The Company's investment policy allows up to 5% of the Company's fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company's investment portfolio (over 95% investment grade), management believes the Company has marginal risk with regard to credit quality.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 50 and 100 basis points from their levels at December 31, 2001, and with all other variables held constant. A 50 and 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company's fixed income investments of $2.1 million and $4.1 million, respectively. Similarly, a 50 and 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company's fixed income investments of $2.1 million and $4.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Accountants.

                                                                                               Page
                                                                                              Number

Reports of Independent Accountants                                                              29

Financial Statements:

Ascent Assurance, Inc. Consolidated Balance Sheets at December 31, 2001 and 2000                31

Ascent Assurance, Inc. Consolidated Statements of Operations for the Years
   Ended December 31, 2001 and 2000 and the Nine Months Ended December 31, 1999                 32

Westbridge Capital Corp. Consolidated Statement of Operations for the Three Months
   Ended March 31, 1999                                                                         33

Ascent Assurance, Inc. Consolidated Statements of Comprehensive Income for the
   Years Ended December 31, 2001 and 2000 and the Nine Months Ended December 31, 1999
                                                                                                34

Westbridge Capital Corp. Consolidated Statement of Comprehensive Income for the
   Three Months Ended March 31, 1999                                                            35

Ascent Assurance, Inc. Consolidated Statements of Changes in Stockholders' Equity for
   The Years Ended December 31, 2001 and 2000 and the Nine Months Ended December 31, 1999       36

Westbridge Capital Corp. Consolidated Statement of Changes in Stockholders' Equity for
   The Three Months Ended March 31, 1999                                                        37

Ascent Assurance, Inc. Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2001 and 2000 and the Nine Months Ended December 31, 1999                       38

Westbridge Capital Corp. Consolidated Statement of Cash Flows for the Three Months
   Ended March 31, 1999                                                                         39

Notes to the Consolidated Financial Statements                                                  40

Financial Statement Schedules:

II.  Condensed Financial Information of Registrant                                              64

III. Supplementary Insurance Information                                                        73

IV.  Reinsurance                                                                                74

V.   Valuation and Qualifying Accounts and Reserves                                             74

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Ascent Assurance, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ascent Assurance, Inc. and its subsidiaries at December 31, 2001 and December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 and nine months ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March  8, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
and Stockholders of
Westbridge Capital Corp. (now, Ascent Assurance, Inc.)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Westbridge Capital Corp. and its subsidiaries for the three months ended March 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

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


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 29, 2000

                             ASCENT ASSURANCE, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                    December 31,
                                                          ---------------------------
                                                              2001           2000
                                                          ------------   ------------
Assets                                               (in thousands, except per share data)
------
Investments:
  Fixed Maturities:
    Available-for-sale, at market value (amortized cost
      $90,475 and $104,081)                                $  90,217     $ 100,590
  Equity securities, at market (cost $1,432 and $1,365)        1,569         1,335
  Other investments                                              314           398
  Short-term investments                                      21,801         7,254
                                                           -----------   -----------
      Total Investments                                      113,901       109,577

Cash                                                           2,337         2,658
Accrued investment income                                      1,710         1,965
Receivables from agents, net of allowance for doubtful
  accounts of $4,013 and $3,711                                7,412         8,737
Deferred policy acquisition costs                             25,600        24,711
Property and equipment, net of accumulated depreciation
  of $3,904 and $2,683                                         5,436         6,375
Other assets                                                   6,197         6,455
                                                           -----------   -----------
      Total Assets                                         $ 162,593     $ 160,478
                                                           ===========   ===========

Liabilities, Redeemable Convertible Preferred Stock  and
Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits                                 $  61,571     $  61,306
    Claim reserves                                            37,202        42,778
                                                           -----------   -----------
      Total Policy Liabilities and Accruals                   98,773       104,084

Accounts payable and other liabilities                        11,760        15,667
Notes payable                                                 18,603         8,947
                                                           -----------   -----------
      Total Liabilities                                      129,136       128,698
                                                           -----------   -----------

Commitments and Contingencies

Redeemable convertible preferred stock                        30,635        27,705
                                                           -----------   -----------

Stockholders' Equity
  Common stock ($0.01 par value, 30,000,000 shares
    authorized; 6,500,000 shares issued)                          65            65
  Capital in excess of par value                              28,017        27,620
  Accumulated other comprehensive loss, net of tax              (121)       (2,324)
  Retained Deficit                                           (25,139)      (21,286)
                                                           -----------   -----------
      Total Stockholders' Equity                               2,822         4,075
                                                           -----------   -----------

      Total Liabilities, Redeemable Convertible
      Preferred Stock and Stockholders' Equity             $ 162,593     $ 160,478
                                                           ===========   ===========

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year Ended             Nine Months Ended
                                                  December 31,              December 31,
                                           --------------------------    -----------------
                                               2001          2000              1999
                                           -----------    -----------    -----------------
Revenues:                                         (in thousands, except per share data)
  Premiums:
    First-year                             $  29,984      $  30,984      $    14,350
    Renewal                                   95,222         88,924           72,021
                                           -----------    -----------    -----------------
      Total Premiums                         125,206        119,908           86,371

  Net investment income                        8,867          9,741            6,740
  Fee and service income                      20,916         20,391           13,069
  Net realized gain (loss) on
    investments                                  392           (454)            (208)
                                           -----------    -----------    -----------------
         Total Revenue                       155,381        149,586          105,972
                                           -----------    -----------    -----------------

Benefits, claims and expenses:
  Benefits and claims                         93,376        101,940           65,699
  Increase in deferred acquisition costs        (889)        (6,818)          (4,354)
  Commissions                                 21,445         25,010           17,891
  General and administrative expense          36,871         35,159           21,034
  Taxes, license and fees                      4,764          5,105            3,422
  Interest expense on notes payable            1,933            629              284
  Recognition of premium deficiency                -          1,500                -
  Resolution of pre-confirmation
    contingencies                                  -              -           (1,235)
                                           -----------    -----------     ----------------
         Total Expenses                      157,500        162,525          102,741

(Loss) income before income taxes             (2,119)       (12,939)           3,231
Federal income tax expense                         -          6,003            1,125
                                           -----------    -----------     ----------------
         Net (Loss) Income                    (2,119)       (18,942)           2,106

Preferred stocks dividends                     2,932          2,576            1,874
                                           -----------    -----------    -----------------
(Loss) income applicable to common
  stockholders                             $  (5,051)     $ (21,518)     $       232
                                           ===========    ===========    =================

Basic and diluted net (loss) income
  per common share                         $   (0.78)     $   (3.31)     $      0.04
                                           ===========    ===========    =================

Weighted average shares outstanding:
  Basic                                        6,500          6,500            6,500
                                           ===========    ===========    =================
  Diluted                                      6,500          6,500            6,510
                                           ===========    ===========    =================

             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                    Three Months
                                                       Ended
                                                   March 31, 1999
                                                  ----------------
                                               (In thousands, except
Revenues:                                          per share data)
  Premiums:
     First-year                                   $       3,121
     Renewal                                             26,827
                                                  ----------------
       Total Premiums                                    29,948

  Net investment income                                   2,562
  Fee and service income                                  4,263
  Net realized gain on investments                           41
                                                  ----------------
       Total Revenue                                     36,814
                                                  ----------------

Benefits, claims and expenses:
   Benefits and claims                                   21,799
   Increase in deferred acquisition costs                  (862)
   Commissions                                            6,688
   General and administrative expenses                    7,229
   Taxes, licenses and fees                               1,059
   Interest expense on notes payable                        119
   Interest expense on retired/cancelled debt               507
                                                  ----------------
     Total Expenses                                      36,539

Income before income taxes                                  275
Federal income tax expense                                   67
                                                  ----------------
       Net Income                                           208

Preferred stock dividends                                     -
                                                  ----------------
Income applicable to common stockholders          $         208
                                                  ================

Basic and diluted net income per common share     $        0.03
                                                  ================

Weighted average shares outstanding:
      Basic                                               7,032
                                                  ================
      Diluted                                             7,032
                                                  ================

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME



                                                         Year Ended             Nine Months Ended
                                                        December 31,               December 31,
                                                 --------------------------     -----------------
                                                    2001           2000               1999
                                                 -----------   ------------     -----------------
                                                                 (in thousands)
Net (loss) income                                $  (2,119)    $  (18,942)      $     2,106
Other comprehensive income (loss):
  Unrealized holding gain (loss)
    arising during period, net of tax                2,595          1,227            (3,956)
  Reclassification adjustment of (gain)
    loss on sales of investments
    in net income, net of tax                         (392)           300               105
                                                 -----------   ------------     -----------------
Comprehensive Income (Loss)                      $      84     $  (17,415)      $    (1,745)
                                                 ===========   ============     =================

             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME



                                                            Three Months
                                                               Ended
                                                           March 31, 1999
                                                          ----------------
                                                           (in thousands)
Net income                                                $        208
Other comprehensive income (loss):
  Unrealized holding loss arising during period,
    net of tax                                                  (1,959)
  Reclassification adjustment of gain on sales of
    investments included in net income, net of tax                 (27)
                                                          ----------------
Comprehensive Loss                                        $     (1,778)
                                                          ================

             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)


                                                                                    Accumulated
                                                                      Capital          Other        Retained        Total
                                                Common Stock         In Excess     Comprehensive    (Deficit)    Stockholders'
                                                ------------
                                            Shares        Amount    Of Par Value       Loss         Earnings        Equity

Balance at March 31, 1999                  6,500,000     $    65     $  27,038     $         -     $       -     $    27,103

Net income                                                                                             2,106           2,106
Preferred stock dividend                                                                              (1,874)         (1,874)
Other comprehensive loss, net of tax                                                    (3,851)                       (3,851)
Amortization of unearned compensation                                      300                                           300
                                         -------------   ---------   -----------   -------------   -----------   -------------
Balance at December 31, 1999               6,500,000          65        27,338          (3,851)          232          23,784
                                         =============   =========   ===========   =============   ===========   =============

Net loss                                                                                             (18,942)        (18,942)
Preferred stock dividend                                                                              (2,576)         (2,576)
Other comprehensive income, net of tax                                                   1,527                         1,527
Amortization of unearned compensation                                      282                                           282
                                         -------------   ---------   -----------    ------------   -----------   -------------
Balance at December 31, 2000               6,500,000          65        27,620          (2,324)      (21,286)          4,075
                                         =============   =========   ===========    ============   ===========   =============

Net loss                                                                                              (2,119)         (2,119)
Preferred stock dividend                                                                              (2,932)         (2,932)
Other comprehensive income, net of tax                                                   2,203                         2,203
Decrease in deferred tax asset valuation
  allowance attributable to unrealized
  gains on investments                                                                                 1,198           1,198
Amortization of unearned compensation                                      397                                           397
                                         -------------   ---------   -----------    ------------   -----------   -------------
Balance at December 31, 2001               6,500,000     $    65     $  28,017      $     (121)    $ (25,139)    $     2,822
                                         =============   =========   ===========    ============   ===========   =============



             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)


                                                                                 Accumulated
                                                                    Capital         Other         Retained        Total
                                              Common Stock         in Excess     Comprehensive    (Deficit)    Stockholders'
                                              ------------
                                           Shares       Amount    Of Par Value   Income (Loss)    Earnings        Equity
                                           ------       ------    ------------   -------------   -----------   -------------

Balance at December 31, 1998             7,035,809     $  703     $   37,641     $     3,911     $(104,335)    $  (62,080)
  Net income                                                                                           208            208
  Other comprehensive loss, net of tax                                                (1,986)                      (1,986)
  Cancellation of old preferred stock                                 11,935                        (3,088)         8,847
  Issuance of new preferred stock                                                                     (477)          (477)
  Cancellation of old common stock      (7,035,809)      (703)                                                       (703)
  Issuance of new common stock           6,500,000         65         79,203                                       79,268
  Fresh start adjustments                                           (101,741)         (1,925)      107,692          4,026
                                       -------------   --------   ------------   -------------   -----------   -------------
Balance at March 31, 1999                6,500,000     $   65     $   27,038     $         -     $       -     $   27,103
                                       =============   ========   ============   =============   ===========   =============


             See the Notes to the Consolidated Financial Statements

                             ASCENT ASSURANCE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended            Nine Months Ended
                                                       December 31,              December 31,
                                               --------------------------     -----------------
                                                  2001            2000              1999
                                               -----------    -----------     -----------------
Cash Flow From Operating Activities:                           (in thousands)
  Net (loss) income                            $  (2,119)     $ (18,942)      $      2,106
  Adjustments to reconcile net income
    to cash used for operating activities:
    Recognition of premium deficiency                  -          1,500                  -
    Decrease in accrued investment income            255             65                139
    Increase in deferred acquisition costs          (889)        (6,818)            (4,354)
    Decrease (increase) in receivables from
      agents                                       1,325         (1,675)             1,120
    Decrease (increase) in other assets              258             88             (1,200)
    (Decrease) increase in policy liabilities
      and accruals                                (5,311)         8,189                 89
    Decrease (increase) in accounts payable
      and accruals                                (3,907)         2,075             (4,949)
    Decrease in deferred income taxes, net             -          7,086                261
    Other, net                                     3,836          3,557              1,707
                                               -----------    -----------     -----------------
Net Cash Used for Operating Activities            (6,552)        (4,875)            (5,081)
                                               -----------    -----------     -----------------

Cash Flow From Investing Activities:
    Purchase of fixed maturity investments       (24,423)       (55,678)            (9,001)
    Sales of fixed maturity investments           30,826         49,463             17,096
    Maturities and calls of fixed maturity
      investments                                  7,074          4,631              1,132
    Net (increase)decrease in short term and
      other investments                          (14,531)         3,665                873
    Property and equipment purchased                (918)        (1,443)            (4,193)
                                               -----------    -----------     -----------------
Net Cash (Used for) Provided by
    Investing Activities                          (1,972)           638              5,907
                                               -----------    -----------     -----------------

Cash Flow From Financing Activities:
    Issuance of notes payable                     11,305          2,873              4,129
    Repayment of notes payable                    (2,635)        (1,088)            (2,055)
    Deferred debt costs                             (467)             -                  -
                                               -----------    -----------     -----------------
Net Cash Provided by Financing Activities          8,203          1,785              2,074
                                               -----------    -----------     -----------------

(Decrease) Increase in Cash During Period           (321)        (2,452)             2,900
Cash at Beginning of Period                        2,658          5,110              2,210
                                               -----------    -----------     -----------------
Cash at End of Period                          $   2,337      $   2,658       $      5,110
                                               ===========    ===========     =================

             See the Notes to the Consolidated Financial Statements.

                            WESTBRIDGE CAPITAL CORP.
                          (now ASCENT ASSURANCE, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               Three Months
                                                                   Ended
                                                              March 31, 1999
                                                             ----------------
Cash Flows From Operating Activities:                         (in thousands)
  Net income                                                 $        208
  Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
        Increase in deferred acquisition costs                       (862)
        Decrease in receivables from agents                         1,678
        Increase in other assets                                   (1,007)
        Decrease in policy liabilities and accruals                (2,181)
        Increase in accounts payable and accruals                   4,428
        Decrease in deferred income taxes, net                     (1,070)
        Other, net                                                  1,308
                                                             ----------------
Net Cash Provided By Operating Activities                           2,502
                                                             ----------------

Cash Flows From Investing Activities:
  Proceeds from investments sold:
        Fixed maturities, called or matured                         2,215
        Fixed maturities, sold                                      4,904
        Other investments, sold or matured                            139
        Cost of investments acquired                               (5,851)
        Other                                                        (873)
                                                             ----------------
Net Cash Provided By Investing Activities                             534
                                                             ----------------

Cash Flows From Financing Activities:
  Retirement of senior subordinated debentures                    (15,167)
  Issuance of preferred stock                                      15,167
  Issuance of notes payable                                           911
  Repayment of notes payable                                       (2,015)
                                                             ----------------
Net Cash Used For Financing Activities                             (1,104)
                                                             ----------------
Increase In Cash During Period                                      1,932
Cash At Beginning Of Period                                           278
                                                             ----------------
Cash At End Of Period                                        $      2,210
                                                             ================


             See the Notes to the Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                      (formerly, Westbridge Capital Corp.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. ("Ascent"), a Delaware company incorporated in 1982, is an insurance holding company engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent adopted its corporate name on March 24, 1999, the date its predecessor, Westbridge Capital Corp. ("Westbridge"), emerged from Chapter 11 reorganization proceedings (see Note 14). References herein to the "Company" shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and include the accounts of Ascent Assurance, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior years' amounts have been made to conform with the 2001 financial statement presentation.

Fresh Start Adjustments. In accordance with the American Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code," the Company adopted fresh start reporting effective March 31, 1999 (see Note 14). Fresh start reporting requires the new reporting entity created on the reorganization effective date to determine a reorganization book value. The reorganization book value is allocated to the fair value of assets and liabilities similar to the purchase method of accounting under Accounting Principles Board Opinion No. 16. As a result of the application of fresh start reporting, the financial statements of Ascent issued subsequent to the adoption of fresh start reporting will not be comparable with those of Westbridge prepared before adoption of fresh start accounting, including the historical financial statements of Westbridge in this annual report. With the adoption of fresh start accounting, the Company retained a fiscal accounting year ended on December 31 of each year.

Ascent's reorganization book value was determined with the assistance of its financial advisors. The significant factors used in the determination of reorganization book value were analyses of industry, economic and overall market conditions, historical and projected performance of the Company, and certain financial analyses, including discounted future cash flows. In December 2001, deferred policy acquisition costs and policy liabilities and accruals were both increased by $650,000 to reflect corrections of the fresh start balance sheet. These corrections had no impact on Ascent's reorganization book value or stockholders' equity as subsequently reported.

The effects of the Plan and fresh start reporting on the Company's consolidated balance sheet as of March 31, 1999 are as follows (in thousands):

                                        Westbridge     Issue New    Issue New    Fresh Start      Ascent
                                        03/31/1999   Preferred (a)  Common (b)  Adjustments(c)  03/31/1999
                                       ------------- ------------- ------------ -------------- ------------
Assets
Total investments                      $   126,932   $             $            $              $  126,932
Cash                                         2,210                                                  2,210
Accrued investment income                    2,169                                                  2,169
Agent receivables, net                       8,182                                                  8,182
Deferred policy acquisition costs           15,039                                                 15,039
Deferred tax asset, net                      1,070                                     6,277        7,347
Other assets                                13,504                     (3,088)        (2,500)       7,916
                                       ------------- ------------- ------------ -------------- ------------

     Total assets                      $   169,106   $         -   $   (3,088)  $      3,777   $  169,795
                                       ============= ============= ============ ============== ============

Liabilities, Preferred Stock & Equity
Policy liabilities and accruals        $    95,806   $             $            $              $   95,806
Accounts payable and accruals               18,790                                      (249)      18,541
Notes payable                                5,088                                                  5,088
Accrued dividends                            1,304                     (1,304)                          -
Accrued interest                            10,518        (3,257)      (7,261)                          -
Senior subordinated notes, net              19,523       (19,523)                                       -
Convertible subordinated notes              70,000                    (70,000)                          -
                                       ------------- ------------- ------------ -------------- ------------
     Total liabilities                     221,029       (22,780)     (78,565)          (249)     119,435

Old Series A preferred stock                11,935                    (11,935)                          -
New Series A preferred stock                              23,257                                   23,257
                                       ------------- ------------- ------------ -------------- ------------
     Total preferred stock                  11,935        23,257      (11,935)             -       23,257

Old common stock                               703                       (703)                          -
New common stock                                                           65                          65
Additional paid in capital                  37,641                     91,138       (101,741)      27,038
Accumulated other comprehensive
  income, net of tax                         1,925                                    (1,925)           -
Retained earnings                         (104,127)         (477)      (3,088)       107,692            -
                                       ------------- ------------- ------------ -------------- ------------

     Total equity                          (63,858)         (477)      87,412          4,026       27,103
                                       ------------- ------------- ------------ -------------- ------------
     Total liabilities, preferred
       stock and equity                $   169,106   $         -   $   (3,088)  $      3,777   $  169,795
                                       ============= ============= ============ ============== ============


(a) Reflects issuance of 23,257 shares of New Preferred Stock to CSFB for $15.2 million in cash and exchange of Senior Notes held by CSFB, including accrued interest, for $8.1 million. Includes simultaneous retirement of Senior Notes held by holders other than CSFB, including accrued interest, for $15.2 million and write-off of unamortized debt discount of $0.5 million.

(b) Reflects issuance of 6,500,000 shares of New Common Stock in exchange for Convertible Notes, Old Preferred Stock , Old Common Stock and settlement of general unsecured claims. Includes 32,500 shares of New Common Stock issued to management on the Effective Date, and includes write-off of unamortized debt issuance costs of $3.1 million.

(c) Reflects adjustments to record assets and liabilities at fair market value and to set retained earnings to zero.

The following significant accounting policies are applicable to the financial statements of both Ascent and Westbridge, unless otherwise indicated.

Cash Equivalents. Cash equivalents consists of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments. Short-term investments are stated at cost, which approximates market.

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

Agent Receivables. In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. Net agent receivables were $7.4 million and $8.7 million at December 31, 2001 and 2000, respectively. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company routinely establishes a reserve for uncollectible agent's balances based upon historical experience and projected commission earnings. As of December 31, 2001 and 2000, the Company's allowance for uncollectible commission advances was $4.0 million and $3.7 million, respectively.

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

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. No changes were made to claim reserve estimates for purposes of fresh start accounting. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Company include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Notes Payable. Notes payable are stated at cost, which approximates market.

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at December 31, 2001 and 2000 is fully reserved as discussed at Note 9.

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

Earnings  Per Share.  Under GAAP,  there are two measures of earnings per share:
"basic earnings per share" and "diluted earnings per share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the years 2001 and 2000, stock options of 1,085,850 and 944,600, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following tables reflect the calculation of basic and diluted earnings per share:

                                                             Year Ended        Nine Months Ended
                                                            December 31,          December 31,
                                                     ------------------------  -----------------
Ascent Assurance, Inc.                                   2001         2000           1999
                                                     -----------  -----------  -----------------
                                                        (in thousands, except per share data)
Basic:
  (Loss) income available to common shareholders     $  (5,051)   $ (21,518)   $       232
                                                     ===========  ===========  =================
  Weighted average shares outstanding                    6,500        6,500          6,500
                                                     ===========  ===========  =================

  Basic (loss) earnings per share                    $   (0.78)   $   (3.31)   $      0.04
                                                     ===========  ===========  =================

Diluted:
  (Loss) income available to common shareholders     $  (5,051)   $ (21,518)   $       232
                                                     ===========  ===========  =================
  Weighted average shares outstanding                    6,500        6,500          6,510
                                                     ===========  ===========  =================

  Diluted (loss) earnings per share                  $   (0.78)   $   (3.31)   $      0.04
                                                     ===========  ===========  =================

                                                Three Months
                                                   Ended
Westbridge Capital Corp.                       March 31, 1999
                                               --------------
Basic:
  Income available to common shareholders      $      208
                                               ==============
  Weighted average shares outstanding               7,032
                                               ==============
  Basic earnings per share                     $     0.03
                                               ==============

Diluted:
  Income available to common shareholders      $      208
                                               ==============
  Weighted average shares outstanding               7,032
                                               ==============
  Diluted earnings per share                   $     0.03
                                               ==============

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Important factors known to management that could cause actual results to differ materially from those contemplated by estimates include, but are not limited to:

     any limitation imposed on the Company's ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

     the impact of changing health care trends on the Company's ability to accurately estimate claim and settlement expense reserves;

     developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

     the company's ability to meet minimum regulatory capital requirements for its Insurance Subsidiaries;

     ability of the Company to maintain adequate liquidity for its non-insurance subsidiary operations, including financing by NCM of commission advances to agents;

     default by issuers of fixed maturity investments owned by the Company;

     and the loss of key management personnel.

Recently Issued Accounting Pronouncements. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance replaced the Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Department of the State of domicile of the Company's Insurance Subsidiaries adopted the Codification effective January 1, 2001. Codification did not materially impact the statutory surplus of the Company's Insurance Subsidiaries.

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

In June 2001, the FASB issued SFAS No.141, "Business Combinations" (SFAS 141"). This statement supercedes APB Opinion No. 16, "Business Combinations" and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises", and establishes accounting and reporting standards for business combinations. Under the statement, all business combinations in the scope of the statement are to be accounted for using one method, the purchase method. The provisions of the statement apply to all business combinations initiated after June 30, 2001. As the Company has not been a part of any business combination initiated after the effective date, the Company's financial statements are not affected by SFAS 141.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial
recognition.   SFAS  142  (1)  prohibits  the   amortization   of  goodwill  and
indefinite-lived  intangible  assets,  (2)  requires  testing  of  goodwill  and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company will adopt SFAS 142 on January 1, 2002. The Company does not expect to recognize an impairment loss upon adoption of SFAS 142. The Company has no goodwill or indefinite-lived intangible assets. The Company has identified intangible assets totaling $3.0 million included in deferred policy acquisition costs representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicates impairment.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company does not expect the adoption of the statement to materially impact the Company's results of operations and financial position.

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope SFAS No. 121. As a result goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of the statement to materially impact the Company's results of operations and financial position.

NOTE 3 - INVESTMENTS

Major categories of investment income are summarized as follows:

                                                                                       Westbridge
                                                Ascent Assurance, Inc.                Capital Corp.
                                    ---------------------------------------------    --------------
                                            Year Ended          Nine Months Ended     Three Months
                                           December 31,            December 31,      Ended March 31
                                    -------------------------   -----------------    --------------

                                        2001          2000            1999                1999
                                    -----------   -----------   -----------------    --------------
                                                         (in thousands)
Fixed maturities                    $   6,424     $   7,088     $      5,368         $     2,125
Short-term investments                    458           741              291                  86
Interest on receivables from agents     1,998         1,936              941                 345
Other                                     138           189              201                  73
                                    -----------   -----------   -----------------    --------------
                                        9,018         9,954            6,801               2,629

  Less: Investment expenses               151           213               61                  67
                                    -----------   -----------   -----------------    --------------
  Net investment income             $   8,867     $   9,741     $      6,740         $     2,562
                                    ===========   ===========   =================    ==============


Realized gain (loss) on investments are summarized as follows:

                                                                                      Westbridge
                                                  Ascent Assurance, Inc.             Capital Corp.
                                    ---------------------------------------------    -------------
                                            Year Ended          Nine Months Ended     Three Months
                                           December 31,            December 31,      Ended March 31
                                    -------------------------   -----------------    --------------
                                        2001          2000             1999               1999
                                    ------------  -----------   -----------------    --------------
                                                                   (in thousands)
Fixed maturities                    $     392     $   (454)     $       (162)        $        40
Equity securities                           -            -               (37)                  1
Other                                       -            -                (9)                  -
                                    ------------  -----------   -----------------    --------------
Realized gain (loss)on investments  $     392     $   (454)     $       (208)        $        41
                                    ============  ===========   =================    ==============


Unrealized (depreciation) appreciation on investments is reflected directly in stockholders' equity as a component of accumulated other comprehensive (loss) income and is summarizes as follows:


                                            --------------------------
                                                     Year Ended
                                                    December 31,
                                            --------------------------
                                                2001           2000
                                            -----------    -----------
                                                   (in thousands)
Balance at beginning of period              $  (2,324)     $  (3,851)
Unrealized appreciation, net of tax, on
  fixed maturities available-for-sale           2,046          1,513
Unrealized appreciation, net of tax , on
  equity securities and other investments         157             14
                                            -----------    -----------
Balance at end of period                    $    (121)     $  (2,324)
                                            ===========    ===========

Estimated market values represent the closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

                                                         Gross            Gross       Estimated
                                          Amortized    Unrealized      Unrealized       Market
December 31, 2001 Available-for-Sale        Cost         Gains           Losses         Value
------------------------------------        ----         -----           ------         -----
                                                              (in thousands)
U.S. Government and governmental
  agencies and authorities               $  10,581     $      273      $      31      $  10,823
States, municipalities, and political
  subdivisions                               2,197             33              4          2,226
Finance companies                           20,025            373             91         20,307
Public utilities                             7,651             62            261          7,452
Mortgage-backed securities                  10,754             87            110         10,731
All other corporate bonds                   39,267            527          1,116         38,678
                                         -----------   ------------    -----------    -----------
Balance at December 31, 2001             $  90,475     $    1,355      $   1,613      $  90,217
                                         ===========   ============    ===========    ===========

                                                         Gross            Gross       Estimated
                                         Amortized     Unrealized      Unrealized       Market
December 31, 2000 Available-for-Sale       Cost          Gains           Losses         Value
------------------------------------       ----          -----           ------         -----
                                                              (in thousands)
U.S. Government and governmental
  agencies and authorities               $  10,415     $      74       $      27      $  10,462
States, municipalities, and political
  subdivisions                               2,013             -              31          1,982
Finance companies                           23,891            63             509         23,445
Public utilities                             7,091             8             312          6,787
Mortgage-backed securities                  13,328            28              54         13,302
All other corporate bonds                   47,343           143           2,874         44,612
                                         -----------   ------------    -----------    -----------
Balance at December 31, 2000             $ 104,081     $     316       $   3,807      $ 100,590
                                         ===========   ============    ===========    ===========


The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 2001, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                       Estimated
                                         Amortized       Market
                                           Cost          Value
                                           ----          -----
                                             (in thousands)
Due in one year or less                 $   5,846      $   5,909
Due after one year through five years      26,972         27,451
Due after five years through ten years     24,005         24,165
Due after ten years                        22,898         21,961
Mortgage-backed securities                 10,754         10,731
                                        -----------    -----------
                                        $  90,475      $  90,217
                                        ===========    ===========

A summary of unrealized depreciation on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders' equity as a component of accumulated other comprehensive loss, is as follows:


                                                   December 31,
                                           --------------------------
                                               2001           2000
                                           -----------    -----------
                                                  (in thousands)
Amortized cost                             $  91,907      $ 105,446
Estimated market value                        91,786        101,925
                                           -----------    -----------
Deficit of market value to amortized cost       (121)        (3,521)
Estimated tax benefit                              -         (1,197)
                                           -----------    -----------
Unrealized depreciation, net of tax        $    (121)     $  (2,324)
                                           ===========    ===========

At December 31, 2000, the estimated tax benefit related to unrealized investment losses has been fully reserved (see Note 9).

Proceeds from sales and maturities of investments in fixed maturity securities were approximately $37.9 million and $54.1 million for 2001 and 2000 respectively, $18.2 million for the nine months ended December 31, 1999, and $7.1 million for the three months ended March 31, 1999. Gross gains of $0.7 million and gross losses of $0.3 million were realized on fixed maturity investment sales during 2001. Gross gains of $0.3 million and gross losses of $0.7 million were realized on fixed maturity investment sales during 2000. Gross gains of $0.1 million and gross losses of $0.3 million were realized on fixed maturity investment sales during the nine months ended December 31, 1999. Gross gains of $0.2 million and gross losses of $0.2 million were realized on fixed maturity investment sales during the three months ended March 31, 1999. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities at December 31, 2001 and 2000, are high-yield, unrated or less than investment grade corporate debt securities comprising approximately 0.4% and 0.9% of fixed maturities at December 31, 2001 and 2000, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 2001 and 2000 had a par value totaling $26.4 million and $27.2 million, respectively. At December 31, 2001 and 2000, the Company had pledged short-term investments totaling $2.6 million in connection with its receivables financing program (see Note 6).

NOTE 4 - FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

Withdrawals           Issues through 1980 are based on industry experience; 1981 through 2001 issues are based on industry experience and Company experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

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

NOTE 5 - CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 2001, 2000 and 1999, to the amounts reported in the Company's balance sheet:

                                                                                                Westbridge
                                                         Ascent Assurance, Inc.                Capital Corp.
                                          -------------------------------------------------    -------------
                                                    Year Ended            Nine Months Ended     Three Months
                                                   December 31,              December 31,      Ended March 31
                                          ----------------------------    -----------------    --------------
                                              2001            2000               1999                1999
                                          ------------    ------------    -----------------    --------------
                                                                  (in thousands)
Balance, beginning of the year (gross)    $   42,778      $   38,776      $      41,068        $    44,116
  Less: reinsurance recoverables on claim
    reserves                                   2,491           1,501              1,871              1,765
                                          ------------    ------------    -----------------    --------------
Net Balance at beginning of period            40,287          37,275             39,197             42,351

Incurred related to:
  Current year                                94,527          94,516             60,255             19,401
  Prior years                                 (1,785)          1,550              2,213              1,596
                                          ------------    ------------    -----------------    --------------
    Total incurred                            92,742          96,066             62,468             20,997
                                          ------------    ------------    -----------------    --------------

Paid related to:
  Current year                                66,250          61,834             47,300              5,277
  Prior years                                 31,577          31,220             17,090             18,874
                                          ------------    ------------    -----------------    --------------
    Total incurred                            97,827          93,054             64,390             24,151
                                          ------------    ------------    -----------------    --------------
Balance at end of period                      35,202          40,287             37,275             39,197

  Plus: reinsurance recoverables on claim
    reserves                                   2,000           2,491              1,501              1,871
                                          ------------    ------------    -----------------    --------------
Balance at end of period (gross)          $   37,202      $   42,778      $      38,776        $    41,068
                                          ============    ============    =================    ==============


Included in reinsurance recoverables on claim reserves is approximately $0.9 million, $1.5 million, $0.5 million and $0.9 million relating to paid claims as of December 31, 2001, 2000, 1999 and March 31, 1999, respectively.

NOTE 6 - FINANCING ACTIVITIES

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, ("CSFB"), which is an affiliate of Special Situations Holdings, Inc. -- Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan ("CSFB Credit Agreement") provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2001, Ascent issued $987,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at December 31, 2001 to approximately $12 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

Ascent's obligations to CSFB are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding Corporation and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the CSFB Credit Agreement. At December 31, 2001, there were no events of default; however, adverse claims experience in excess of management's current expectations could result in events of default under the CSFB Credit Agreement.

Bank Financing. The majority of commission advances to NCM's agents are financed through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle which currently provides AFI with a $7.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of December 31, 2001, $4.4 million was outstanding under the Credit Agreement (weighted average interest rate of 7.7%). AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum. Interest of $0.4 million, $0.5 million and $0.3 million was expensed and paid in 2001, 2000 and 1999, respectively.

The Credit Agreement expires December 5, 2002, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after June 5, 2002) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement beyond December 2002 could have a material adverse impact on Ascent's liquidity and capital resources. Lack of adequate financing would impair the Company's ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent's results of operations.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's principal assets at December 31, 2001 are net agent receivables of $7.4 million and a short-term investment account, pledged to LaSalle, of $2.6 million. In addition, Ascent has guaranteed AFI's obligations under the Credit Agreement , and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of December 31, 2001, there were no events of default under the Credit or Guaranty Agreements. However, adverse claims experience in excess of management's current expectations could result in events of default under the Guaranty Agreement, Credit Agreement and the term loan facility discussed below.


In July 1999, Ascent Management, Inc. ("AMI") entered into a $3.3 million term loan agreement with LaSalle, secured by substantially all of AMI's assets and the guarantee of Ascent. Principal is payable in 60 equal monthly installments beginning January 31, 2000. As of December 31, 2001, $2.2 million was outstanding under the term loan facility (weighted average interest rate of 6.16%). Interest of $0.2 million was expensed and paid in 2001 and 2000. Interest of $0.1 million was capitalized and paid in 1999.

NOTE 7 - PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At December 31, 2001, 30,635 shares of preferred stock were outstanding, all of which are owned by Special Situations Holdings, Inc. - Westbridge, Ascent's largest common stockholder.

The following summarizes the significant terms of the preferred stock:

     Stated value of $1,000 per share.

     Cumulative annual dividend rate of $102.50 per share payable, at a minimum, annually in arrears by the last day of January in each year by issuance of cash or additional shares of preferred stock.

     Each share of preferred stock is convertible at any time in 204.8897 shares of common stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustments.

The preferred stock is mandatorily redeemable in cash on March 24, 2004 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption.

During 2001, Ascent paid preferred stock dividends through the issuance of 2,930 additional shares of preferred stock and $1,603 in distributions of cash. In December 2000, the Company paid preferred stock dividends through the issuance of 2,575 additional shares of preferred stock and a $825 distribution of cash. Preferred stock dividends accrued at December 31, 1999 were paid in January 2000 through the issuance of 1,873 additional shares of preferred stock and a $965 distribution of cash.

NOTE 8 - DEFERRED POLICY ACQUISITION COSTS ("DPAC")

A summary of DPAC follows (in thousands):

                                                                                              Westbridge
                                                       Ascent Assurance, Inc.                Capital Corp.
                                        ------------------------------------------------    ---------------
                                                 Year Ended            Nine Months Ended     Three Months
                                                December 31,              December 31,      Ended March 31,
                                        ---------------------------    -----------------    ---------------
                                           2001              2000             1999               1999
                                        -----------    ------------    -----------------    ---------------

Balance at beginning of period          $  24,711      $   19,393      $       15,039       $     14,177

Deferrals                                   8,563           9,816               5,832              1,148

Adjustment of Fresh Start Balance Sheet       645               -                   -                  -

Recognition of premium deficiency               -          (1,500)                  -                  -

Amortization expense                       (8,319)         (2,998)             (1,478)              (286)

                                        -----------    ------------    -----------------    ---------------
Balance at end of period                $  25,600      $   24,711      $       19,393       $     15,039
                                        ===========    ============    =================    ===============

The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. In general, a premium deficiency exists if the present value of future net cash flows plus future policy benefit and claim reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flows includes assumptions as to future rate increases and persistency. As a result of losses in 2000 for certain major medical products, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 related to medical expense reimbursement products issued subsequent to the fresh start date of March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000 by a non-cash charge to expense.

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

No taxes were paid in 2001. Taxes (recovered) paid in 2000 and 1999 were $(1.2) million and $80,000 respectively. The Company and its wholly owned subsidiaries, other than FLICA, file a consolidated federal income tax return. FLICA files a separate federal income tax return. Prior to 2000, NFIC and AICT filed a separate consolidated tax return. NFIC and AICT entered the Ascent consolidated return in 2000.

The provision for (benefit from) U.S. federal income taxes charged to continuing operations was as follows:

                                                                                    Westbridge
                                               Ascent Assurance, Inc.               Capital Corp.
                                  ---------------------------------------------    --------------
                                          Year Ended          Nine Months Ended     Three Months
                                         December 31,            December 31,      Ended March 31
                                  -------------------------   -----------------    --------------
                                      2001          2000             1999               1999
                                  -----------   -----------   -----------------    --------------
                                                      (in thousands)
Current                           $      -      $    (206)    $     (1,199)        $       67
Deferred                                 -          6,209            2,324                  -
                                  -----------   -----------   -----------------    --------------
Total provision for income taxes  $      -      $   6,003     $      1,125         $       67
                                  ===========   ===========   =================    ==============

Provision has not been made for state and foreign income tax expense since such expense is minimal.

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company's last three years was as follows:

                                                                                     Westbridge
                                               Ascent Assurance, Inc.               Capital Corp.
                                  ---------------------------------------------    --------------
                                          Year Ended          Nine Months Ended     Three Months
                                         December 31,             December 31,     Ended March 31
                                  -------------------------   -----------------    --------------
                                      2001          2000             1999               1999
                                  -----------   -----------   -----------------    --------------

Statutory tax rate                    (34%)          (34%)             34%                34%
Change in valuation allowance          35%            80%               -                  -
Unutilized loss carry-forwards          -              -                2%                (9%)
Other items, net                       (1%)            -               (1%)               (1%)
                                  -----------   -----------   -----------------    --------------
Effective tax rate                      -             46%              35%                24%
                                  ===========   ===========   =================    ==============


Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company's assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:
                                                          December 31,
                                                  ---------------------------
                                                      2001            2000
                                                  -----------     -----------
                                                             (in thousands)
Deferred Tax Assets:
  Unrealized loss on investments                  $       -       $   1,198
  Policy reserves                                     4,116           6,792
  Net operating loss carryforwards                   17,939          13,538
  Other deferred tax assets                           1,800           3,055
                                                  -----------     -----------
    Total deferred tax asset                      $  23,855       $  24,583
                                                  -----------     -----------

Deferred Tax Liabilities:
  Deferred policy acquisition costs               $   2,533       $   1,361
  Other deferred tax liabilities                      3,481           4,959
                                                  -----------     -----------
    Total deferred tax liability                  $   6,014       $   6,320
                                                  -----------     -----------

Net Deferred Tax Asset Before Valuation
  allowance                                       $  17,841       $  18,263
Less Valuation Allowance                            (17,841)        (18,263)
                                                  -----------     -----------
Net Deferred Tax Asset                            $       -       $       -
                                                  ===========     ===========

As of December 31, 2001, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2001 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company increased its deferred tax asset valuation allowance by $10.4 million to $18.3 million to fully reserve the remaining net deferred tax assets as of December 31, 2000. As a result of limitations arising from the action of sections 108 and 382 of the Internal Revenue Code, the Company's net operating loss carryforwards and valuation allowance as of December 31, 1999 were reduced by $9.1 million. Changes in the valuation allowance applicable to the net deferred tax asset for the three years ended December 31, 2001 are as follows:

                                                                                           Westbridge
                                                      Ascent Assurance, Inc.              Capital Corp.
                                        ---------------------------------------------    ---------------
                                               Year Ended           Nine Months Ended     Three Months
                                              December 31,              December 31,     Ended March 31,
                                        -------------------------   -----------------    ---------------
                                            2001         2000              1999               1999
                                        -----------   -----------   -----------------    ---------------
                                                               (in thousands)
Valuation allowance, beginning of
  year                                  $ (18,263)    $ (16,949)    $      (16,949)     $     (36,449)
Decrease related to permanent
  limitations of net operating loss
  carry-forwards                                -         9,081                  -             19,500
Decrease attributable to unrealized
  gains on investments                      1,198             -                  -                  -
Increase charged to income                   (776)      (10,395)                 -                  -
                                        -----------   -----------   -----------------    ---------------
Valuation allowance, end of year        $ (17,841)    $ (18,263)    $      (16,949)      $    (16,949)
                                        ===========   ===========   =================    ===============


Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders' surplus account. The aggregate accumulation in the account at December 31, 2001, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes which would approximate $0.9 million have not been provided on such amount.

At both December 31, 2001 and 2000, NFL had approximately $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends which may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 2001, the Company and its wholly owned subsidiaries have aggregate net operating loss carryforwards, net of bankruptcy related tax attribute reductions, of approximately $52.9 million for regular tax and $53.3 million for alternative minimum tax purposes, which will expire in 2003 through 2016.


NOTE 10 - STATUTORY CAPITAL AND SURPLUS

Under the applicable laws of the states in which insurance companies are licensed, the companies are required to maintain minimum amounts of capital and surplus. Effective September 28, 2000, NFL and FLICA redomesticated from the states of Delaware and Mississippi, respectively, to the state of Texas. As a result, NFL, FLICA, NFIC and AICT are Texas domestic companies and are subject to regulation under Texas insurance laws. Under the Texas Insurance Code, the insurance subsidiaries are required to maintain aggregate capital and surplus of $1.4 million. The following states where the companies are licensed require greater amounts of capital and surplus: California $1.5 million of capital and $2.5 million of surplus, Washington $4.8 million of aggregate capital and surplus and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus which NFL and NFIC must each maintain is $5.0 million. FLICA must maintain a minimum of $4.8 million and AICT must maintain $2.0 million. At December 31, 2001, aggregate statutory capital and surplus for NFL, FLICA, NFIC and AICT was approximately $6.5 million, $8.8 million, $1.6 million and $1.8 million, respectively. Although NFIC's capital and surplus is less than $5.0 million at December 31, 2001, NFIC voluntarily ceased writing new business effective
December 15, 1997. Moreover, NFIC's capital and surplus exceeds the minimum requirements of its state of domicile, Texas. AICT is wholly owned by NFIC.
Accordingly, statutory capital and surplus of NFIC includes the statutory capital and surplus of AICT.

As a result of losses from the GPPO comprehensive major medical product, FLICA required significant capital contributions during 2000 and 2001 to comply with minimum statutory capital and surplus requirements. In April 2001, Ascent obtained debt financing of $11 million from an affiliate of its largest stockholder. The proceeds of this loan were used to fund an $11 million capital contribution to FLICA. Adverse claims experience for the GPPO product in excess of management's current expectations or adverse claims experience for other insurance products could have a material adverse impact on the Insurance Subsidiaries' ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore have a material adverse impact on Ascent's liquidity and capital resources and results of operations.

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

The Insurance Subsidiaries are precluded from paying dividends during 2001 without prior approval of the Texas Insurance Commissioner as the companies' earned surplus is negative. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance. Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. The Texas Department of Insurance also maintains discretionary powers relative to the declaration and payment of dividends based upon an insurance company's financial position. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

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

The Texas Department of Insurance adopted the NAIC's Model Act during 2000. NFL's and FLICA's statutory annual statements for the year ended December 31, 2001 filed with the Texas Department of Insurance reflect total adjusted capital in excess of Company Action Level RBC.

In 1998,  NFIC and AICT  entered  into a voluntary  consent  order,  pursuant to
Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2001, AICT's RBC exceeded Company Action Level RBC; however, NFIC's RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Under Florida Statutes Section 624.4095, Florida licensed insurance companies' ratio of actual or projected annual written premiums to current or projected surplus as regards to policyholders ("the premium writing ratio") may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company's certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2001, the premium writing ratio for FLICA, which currently underwrites insurance policies in Florida, met the limit mandated by Florida law.

The statutory financial statements of the Insurance Subsidiaries are prepared using accounting methods which are prescribed or permitted by the insurance department of the respective companies' state of domicile. Prescribed statutory accounting practices include the NAIC Codification of Statutory Accounting practices as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

A reconciliation of capital and surplus net income (loss) as reported on a statutory basis by the Company's Insurance Subsidiaries to the Company's consolidated GAAP stockholders' equity and net income (loss) is as follows:

                                                                     December 31,
                                                      ---------------------------------------
                                                         2001          2000          1999
                                                         ----          ----          ----
                                                                      (in thousands)

Consolidated statutory capital and surplus            $  16,960     $  13,014     $  16,990

  Deferred acquisition costs                             25,600        24,711        19,393
  Future policy benefits and claims                      (7,049)      (14,338)       (9,518)
  Unrealized gain (loss) on investments, net of tax         925          (723)       (2,585)
  Income taxes                                             (892)            -         3,363
  Non-admitted assets                                         9           258         1,490
  Asset valuation reserve                                   494           674           687
  Interest maintenance reserve                            1,389           780         1,251
  Other                                                     303          (139)         (273)
  Capital contributions to insurance subsidiaries       (38,189)      (21,362)       (8,962)
  Non-insurance subsidiaries and eliminations             3,272         1,200         1,948

                                                      -----------   -----------   -----------
GAAP stockholders' equity                             $   2,822     $   4,075     $  23,784
                                                      ===========   ===========   ===========

                                                              Year Ended December 31,
                                                      ----------------------------------------
                                                           2001         2000          1999
                                                           ----         ----          ----
                                                                     (in thousands)

Consolidated statutory net income                     $ (12,725)    $ (16,956)     $  (6,486)

  Deferred acquisition costs, net of amortization           889         6,818          5,217
  Future policy benefits and claims                       4,804        (5,761)           228
  Recognition of premium deficiency                           -        (1,500)             -
  Income taxes                                           (1,835)       (4,754)        (4,366)
  Other                                                   1,364           261           (384)
  Non-insurance subsidiaries and eliminations             5,384         2,950          8,105

                                                      -----------   -----------    -----------
GAAP net (loss) income                                $  (2,119)    $ (18,942)     $   2,314
                                                      ===========   ===========    ===========

NOTE 11 - EMPLOYEE BENEFIT PLANS

In September 1986, the Company established a retirement savings plan ("401(k) plan") for its employees. As amended in August 1999, all employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code ("IRC") and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501 (a) of the IRC. Ascent Assurance, Inc. is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees who elect to participate may contribute up to 10% of pre-tax compensation, including commissions, bonuses and overtime. The Company may make discretionary contributions, determined by the Company's Board of Directors, up to 50% of the employees' first 3% of deferred compensation. Certain IRC required limitations may be imposed for participants who are treated as "highly compensated employees" for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Generally, the Company contributions are in the form of common stock. During the period of July 1998 through October 1999, the Company made cash contributions. The Company's contributions to the 401 (k) plan in 2001, 2000 and 1999 approximated $81,000, $92,000 and $96,000, respectively.

The Company's incentive stock option plans adopted as of July 1, 1982, September 5, 1985 and March 26, 1992, and the Company's restricted stock plan adopted as of April 19, 1996, have been canceled as of the Effective Date. All outstanding grants of stock options or restricted stock have been extinguished as contemplated by the terms of the Plan (see Note 14).

1999 Stock Option Plan On March 24, 1999, the Company's Board of Directors adopted the 1999 Stock Option Plan (the "1999 Plan") in order to further and promote the interest of the Company, its subsidiaries and its shareholders by enabling the Company and its subsidiaries to attract, retain and motivate employees, non-employee directors and consultants (including marketing agents) or those who will become employees, non-employee directors and consultants (including marketing agents), and to align the interests of those individuals and the Company's shareholders (see Note 14). Pursuant to the 1999 Plan, 1,251,685 shares of common stock are reserved for issuance to employees and directors and 387,119 shares are reserved for issuance to the Company's marketing agents. The maximum term of an award under the 1999 Plan is 10 years.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by the Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

A summary of stock option activity is as follows:

                                         Year Ended December 31,
                             ------------------------------------------------
                                  2001             2000             1999
                             --------------   --------------   --------------

Outstanding at January 1          944,600        1,096,750                -
Granted                           155,750           42,950        1,106,750
Exercised                               -                -                -
Forfeit / Cancelled               (14,500)        (195,100)         (10,000)
                             --------------   --------------   --------------
Outstanding at December 31      1,085,850          944,600        1,096,750
                             ==============   ==============   ==============


The weighted average option exercise price was $2.63, $2.82 and $2.88 for options outstanding at December 31, 2001, 2000 and 1999, respectively. For options granted, weighted average exercise price was $1.49, $1.63 and $2.85 for 2001, 2000 and 1999. For options forfeited, the weighted average exercise price was $2.77, $2.74 and $2.85, respectively.

The weighted average fair value of options granted during 2001, 2000 and 1999 was $1.26, $1.57 and $2.85. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: dividend yield of 0% for all years; expected volatility of 1.218, 1.839 and 1.142; risk free interest rate of 4.65% for 2001, 6.57% for 2000 and 1999; expected life of 5 years for all years.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

Compensation cost recognized in the income statement for stock-based employee compensation awards was $0.4 million in 2001, and $0.3 million for both 2000 and 1999.

If the fair value of the stock compensation granted had been accounted for under FAS 123, the pro forma net loss would have been ($2.5) million or ($0.84) per basic share and diluted share for 2001 and ($19.1) million or ($3.33) per basic share and diluted share for 2000. For the nine months ended December 31, 1999, the pro forma net income would have been $2.0 million, or ($.05) per basic share and diluted share. For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock's vesting period. The effect on net income of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported net income for future years.

The following table summarizes information about the stock options outstanding at December 31, 2001:


              Options Outstanding                       Options Exercisable
------------------------------------------------   -----------------------------


                                Weighted Average
Weighted Average     Number        Remaining         # Shares   Weighted Average
Exercise Prices    Outstanding  Contractual Life   Exercisable   Exercise Price
----------------   -----------  ----------------   -----------  ----------------
     $0.01           270,900           7.25           135,000         $0.01
     $1.49           155,750           9.75              -                -
     $1.63            29,850           8.25              -                -
     $3.00           135,000            .25           135,000         $3.00
     $4.39           494,350           7.25              -                -
                  ------------  ----------------   -----------  ----------------
                    1,085,850          6.74           270,000         $1.51
                  ============  ================   ===========  ================


NOTE 12 - REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. The Company remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total premiums ceded to other companies were $2.8 million, $4.0 million and $2.6 million for 2001, 2000 and 1999, respectively. Face amounts of life insurance in force ceded approximated $16.6 million, $12.6 million and $6.5 million at December 31, 2001, 2000 and 1999, respectively.

The Company reinsures its risks under its Medical Expense policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. The Company's risks under its Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retains fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL's retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

The Company's future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 2001, aggregated $7.4 million. The amounts due by year are as follows: 2002 - $2.2 million; 2003 - $1.8 million; 2004 - $1.1 million; 2005 - $1.0 million; 2006 - $0.4 million; and
thereafter - $ 0.9 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $2.0 million, $2.1 million and $2.4 million in 2001, 2000 and 1999, respectively.

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

NOTE 14 - REORGANIZATION EFFECTIVE MARCH 24, 1999

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

     To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock which, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, are convertible into 4,765,165 shares of the New Common Stock. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owns approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable no later than January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

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

Description of Cancelled Securities

Prior to the Effective Date of the Plan, the Company had the following securities outstanding:

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

As of the Effective Date, these Senior Notes were canceled, extinguished and retired. As described above, holders of Allowed 11% Senior Note Claims held by creditors other than CSFB received cash payments totaling $15.2 million.

As more fully described above, in order to provide the Company with sufficient funds to make the cash distributions to the holders of the Allowed 11% Senior Notes under the Plan, the Company entered into a Stock Purchase Agreement with CSFB, a significant noteholder, pursuant to which CSFB, subject to the conditions contained therein, purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

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

Old Preferred Stock. On April 12, 1994, the Company issued 20,000 shares of Old Preferred Stock, at a price of $1,000 per share. The Old Preferred Stock was issued in a private placement and was subsequently registered with the Securities and Exchange Commission under a registration statement, which was declared effective in October 1994. The terms of the Old Preferred Stock included a cumulative annual dividend rate of 8.25%, subject to increase to 9.25%, upon non-compliance by the Company with certain restrictions.

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

NOTE 15 - QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company's last two years of operations is as follows:


                                                         Quarter Ended
                                    --------------------------------------------------------
                                       March          June         September      December
                                       2001           2001            2001          2001
                                    ----------     -----------    -----------    -----------
                                                           (in thousands)
Premium income                      $  31,974      $  31,941      $  31,672      $  29,619
Net investment income                   2,322          2,294          2,186          2,065
Net realized gain (loss) on                42             52            211             87
  investment
Fee, service and other income           5,609          5,362          4,852          5,093
                                    -----------    -----------    -----------    -----------
Total revenues                      $  39,947      $  39,649      $  38,921      $  36,864
                                    ===========    ===========    ===========    ===========

(Loss) income before income
  taxes                             $  (1,051)     $    (764)     $     244      $    (548)
Net (loss) income                      (1,051)          (764)           244           (548)
Preferred stock dividend                  710            710            746            766
Loss applicable to common
  stockholders                         (1,761)        (1,474)          (502)        (1,314)
Loss per share:
  Basic                             $   (0.27)     $   (0.23)     $   (0.08)     $   (0.20)
  Diluted                           $   (0.27)     $   (0.23)     $   (0.08)     $   (0.20)


                                                         Quarter Ended
                                    --------------------------------------------------------
                                       March          June         September      December
                                       2000           2000            2000          2000
                                    -----------    -----------    -----------    -----------
                                                        (in thousands)
Premium income                      $    29,005    $  29,228      $  30,831      $  30,844
Net investment income                     2,078        2,266          2,626          2,771
Net realized gain (loss) on
  investments                                17         (254)            28           (245)
Fee, service and other income             4,896        5,294          5,207          4,994
                                    -----------    -----------    -----------    -----------
Total revenues                      $    35,996    $  36,534      $  38,692      $  38,364
                                    ===========    ===========    ===========    ===========

Income before income taxes          $   (1,258)    $    (918)     $  (1,193)     $  (9,570) (1)
Net income                                (830)         (606)          (787)       (16,719) (2)
Preferred stock dividend                    651          651            651            622
Income (loss) applicable to
  common stockholders                   (1,481)       (1,257)        (1,438)       (17,341)
Earnings (loss) per share:
  Basic                             $    (0.23)    $   (0.19)     $   (0.22)     $   (2.67)
  Diluted                           $    (0.23)    $   (0.19)     $   (0.22)     $   (2.67)

(1) Increase in losses for the fourth quarter of 2000 due to adverse claims experience for major medical products and recognition of premium deficiency (see Note 8).

(2) Includes $10.4 million non-cash charge for increase in deferred tax asset valuation allowance (see Note 9).

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                 (in thousands)

                                                          December 31,
                                                   -------------------------
                                                       2001          2000
                                                   -----------   -----------

Assets:
  Cash                                             $     897     $   1,407
  Short-term investments                                 299         1,682
  Fixed maturities, at market value                        -         1,193
  Equity securities, at market value                      21
  Investment in consolidated subsidiaries             48,622        37,168
  Accrued investment income                                -            29
  Receivables from affiliates                            655             -
  Other assets                                           403            52
                                                   -----------   -----------
    Total Assets                                   $  50,897     $  41,531
                                                   ===========   ===========
Liabilities:
  Note payable                                     $  11,987     $       -
  Payable to subsidiaries                              3,175         7,155
  Other liabilities                                    2,278         2,596
                                                   -----------   -----------
    Total Liabilities                                 17,440         9,751
                                                   -----------   -----------

Redeemable Convertible Preferred Stock                30,635        27,705
                                                   -----------   -----------

Stockholders' Equity:
  Common stock                                            65            65
  Capital in excess of par value                      28,017        27,620
  Accumulated other comprehensive loss, net of tax      (121)       (2,324)
  Retained Deficit                                   (25,139)      (21,286)
                                                   -----------   -----------

    Total Stockholders' Equity                         2,822         4,075
                                                   -----------   -----------

    Total Liabilities, Redeemable Convertible
      Preferred Stock and Stockholders' Equity     $  50,897     $  41,531
                                                   ===========   ===========



                    The financial statement should be read in
                   conjunction with the Consolidated Financial
                 Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME

                                 (in thousands)

                                                          Year Ended          Nine Months Ended
                                                         December 31,            December 31,
                                                  -------------------------   -----------------
                                                      2001          2000            1999
                                                  -----------   -----------   -----------------
                                                                 (in thousands)
Net investment income                             $      56     $     308     $        509
Realized gain (loss) on investments                      56            24             (376)
Inter-company interest on Surplus Certificates            -             -               58
Other income                                              -             -                3
                                                  -----------   -----------   -----------------
                                                        112           332              194
                                                  -----------   -----------   -----------------

Resolution of pre-confirmation contingencies              -             -           (1,235)
Inter-company interest on advances to
  subsidiaries                                           20           109              (22)
General and administrative expenses                     781           218             (237)
Interest expense on notes payable                     1,338             -                -
Taxes, licenses and fees                                192           119               (1)
                                                  -----------   -----------   -----------------
                                                      2,331           446           (1,495)
                                                  -----------   -----------   -----------------

(Loss) income before income taxes and equity
  in undistributed net earning of subsidiaries       (2,219)         (114)           1,689
Expense (benefit) from income taxes                       -         2,773             (629)
                                                  -----------   -----------   -----------------
                                                     (2,219)       (2,887)           2,318

Equity in undistributed net income (loss) of
  subsidiaries                                          100       (16,055)            (212)
                                                  -----------   -----------   -----------------

    Net (loss) income                                (2,119)      (18,942)           2,106

Preferred stock dividends                             2,932         2,576            1,874
                                                  -----------   -----------   -----------------

(Loss) income applicable to common
  stockholders                                    $  (5,051)    $ (21,518)    $        232
                                                  ===========   ===========   =================



                    The financial statement should be read in
                   conjunction with the Consolidated Financial
                 Statements and the accompanying notes thereto.

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                          CONDENSED STATEMENT OF INCOME

                                 (in thousands)

                                                            Three Months
                                                               Ended
                                                              March 31,
                                                             ----------
                                                                1999
                                                             ----------

Net investment income                                        $    209
Realized gains on investments                                      12
Intercompany interest income on surplus certificates               20
Interest on advances to subsidiaries                              110
                                                             ----------
                                                                  351
                                                             ----------

General and administrative expenses                              (112)
Taxes, licenses and fees                                           24
Interest expense                                                  507
                                                             ----------
                                                                  419
                                                             ----------

Loss before income taxes and equity in undistributed
  net earnings of subsidiaries                                    (68)
Provision for income taxes                                          -
                                                             ----------
                                                                  (68)

Equity in undistributed net earnings of
  subsidiaries                                                    276
                                                             ----------

    Net income                                                    208

Preferred stock dividends                                           -
                                                             ----------

Income applicable to common stockholders                     $    208
                                                             ==========



                    The financial statement should be read in
                   conjunction with the Consolidated Financial
                 Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                       STATEMENTS OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                                       Year Ended            Nine Months Ended
                                                                      December 31,              December 31,
                                                                -------------------------    -----------------
                                                                    2001          2000             1999
                                                                -----------   -----------    -----------------
                                                                                   (in thousands)
Net (loss) income                                               $  (2,119)    $ (18,942)     $        2,106
Other comprehensive income (loss):
  Unrealized holding gain (loss) arising during
    period, net of tax                                                 50            22                (245)
  Reclassification adjustment of (gain) loss on
    sales of investments included in net income,
    net of tax                                                        (56)          (16)                245


Other comprehensive income (loss) on investment in subsidiaries:
  Unrealized holding gain (loss) during period,
    net of tax                                                      2,545         1,805              (3,711)

  Reclassification adjustment of gain on sales of
    investments included in net income, net of tax                   (336)         (284)               (140)

                                                                -----------   -----------    -----------------
Comprehensive income (loss)                                     $      84     $ (17,415)     $       (1,745)
                                                                ===========   ===========    =================



                    The financial statement should be read in
                   conjunction with the Consolidated Financial
                 Statements and the accompanying notes thereto.

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                        STATEMENT OF COMPREHENSIVE INCOME

                                 (in thousands)

                                                             Three Months
                                                                Ended
                                                               March 31,
                                                             -------------
                                                                 1999
                                                             -------------

Net income                                                   $      208
Other comprehensive income (loss):
  Unrealized holding loss arising during period, net
    of tax                                                         (331)
  Reclassification adjustment of gain on sales of
    investments included in net income, net of tax                   (8)

Other comprehensive income (loss) on investment in
  Subsidiaries:
  Unrealized holding loss arising during period, net
    of tax                                                       (1,628)
  Reclassification adjustment of gain on sales of
    investments included in net income, net of tax                  (19)
                                                             -------------
Comprehensive loss                                           $   (1,778)
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

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                        (in thousands, except share data)


                                                                                      Accumulated
                                                                        Capital          Other        Retained        Total
                                                   Common Stock        in Excess     Comprehensive    (Deficit)   Stockholders'
                                                   ------------
                                              Shares       Amount     of Par Value        Loss        Earnings        Equity
                                              ------       ------     ------------        ----        --------    -------------

Balance at March 31, 1999                    6,500,000    $   65     $   27,038      $        -      $      -     $   27,103

  Net income                                                                                            2,106          2,106
  Preferred stock dividend                                                                             (1,874)        (1,874)
  Other comprehensive loss, net of tax                                                   (3,851)                      (3,851)
  Amortization of unearned compensation                                     300                                          300
                                           -------------  --------   -------------   -------------   ----------   -------------
Balance at December 31, 1999                 6,500,000        65         27,338          (3,851)          232         23,784
                                           =============  ========   =============   =============   ==========   =============


  Net loss                                                                                            (18,942)       (18,942)
  Preferred stock dividend                                                                             (2,576)        (2,576)
  Other comprehensive loss, net of tax                                                    1,527                        1,527
  Amortization of unearned compensation                                     282                                          282
                                           -------------  --------   -------------   -------------   ----------   -------------
Balance at December 31, 2000                 6,500,000        65         27,620          (2,324)      (21,286)         4,075
                                           =============  ========   =============   =============   ==========   =============


  Net loss                                                                                             (2,119)        (2,119)
  Preferred stock dividend                                                                             (2,932)        (2,932)
  Other comprehensive loss, net of tax                                                    2,203                        2,203
  Decrease in deferred tax asset valuation
    allowance attributable to unrealized
    gains on investments                                                                                1,198          1,198
  Amortization of unearned compensation                                     397                                          397
                                           -------------  --------   -------------   -------------   ----------   -------------
Balance at December 31, 2001                 6,500,000    $   65     $   28,017      $     (121)     $(25,139)    $    2,822
                                           =============  ========   =============   =============   ==========   =============


  The financial statements should be read in conjunction with the Consolidated
            Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

     WESTBRIDGE CAPITAL CORP. (now ASCENT ASSURANCE, INC.) (PARENT COMPANY)
             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                        (in thousands, except share data)


                                                                                      Accumulated
                                                                         Capital         Other           Retained       Total
                                                  Common Stock          in Excess    Comprehensive       (Deficit)   Stockholders'
                                                  ------------
                                               Shares      Amount     of Par Value    Income (Loss)      Earnings       Equity
                                               ------      ------     ------------   --------------      --------    -------------

Balance at December 31, 1998                 7,035,809    $  703     $     37,641    $     3,911      $  (104,335)   $   (62,080)
  Net income                                                                                                  208            208
  Other comprehensive loss, net of tax                                                      (339)                           (339)
  Other comprehensive loss on investments
    in subsidiaries, net of tax                                                           (1,647)                         (1,647)
  Cancellation of old preferred stock                                      11,935                          (3,088)         8,847
  Issuance of new preferred stock                                                                            (477)          (477)
  Cancellation of old common stock          (7,035,809)     (703)                                                           (703)
  Issuance of new common stock               6,500,000        65           79,203                                         79,268
  Fresh start adjustments                                                (101,741)        (1,925)         107,692          4,026
                                           ------------   --------   --------------  --------------   -------------  -------------
Balance at March 31, 1999                    6,500,000    $   65     $     27,038    $         -      $         -    $    27,103
                                           ============   ========   ==============  ==============   =============  =============


  The financial statements should be read in conjunction with the Consolidated
            Financial Statements and the accompanying notes thereto.

                                   SCHEDULE II

                     ASCENT ASSURANCE, INC. (PARENT COMPANY)
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                    Year Ended           Year Ended        Nine Months Ended
                                                 December 31, 2001    December 31, 2000    December 31, 1999
                                                 -----------------    -----------------    -----------------
Cash Flow from Operating Activities:
  Net (loss) income                              $       (2,119)      $      (18,942)      $        2,106
  Adjustments to reconcile net (loss) income to
    cash provided by operating activities:
  Equity in undistributed net income of
    subsidiaries                                           (100)              16,055                  212
  (Increase) decrease in accrued investment
    income                                                   29                  (26)                 168
  Increase in deferred tax asset                              -                  646                 (646)
  Increase in receivables from subsidiaries                (655)                   -                    -
  Increase in other assets                                 (351)                  (2)                 (25)
  Decrease in other liabilities                            (318)                (765)              (3,048)
  Increase in payables to subsidiaries                   (3,980)               4,999                5,733
  Dividends received from subsidiaries                    6,971                    -                  300
  Other, net                                              3,238                1,685               (2,263)
                                                 -----------------    -----------------    -----------------
    Net Cash Provided by Operating Activities             2,715                3,650                2,537
                                                 -----------------    -----------------    -----------------

Cash Flow from  Investing Activities:
  Proceeds from sale of fixed maturity
    investments                                           1,240                  246                3,938
  Cost of fixed maturity investments acquired                 -               (2,660)                (699)
  Net change in short-term and other
    investments                                           1,362                3,004               (1,907)
  Capital contributions to subsidiaries                 (16,827)              (6,860)                (500)
                                                 -----------------   ------------------    -----------------
    Net Cash (Used For) Provided by Investing
       Activities                                       (14,225)              (6,270)                 832
                                                 -----------------   ------------------    -----------------

Cash Flow from Financing Activities:
  Issuance of note payable                               11,000                    -                    -
                                                 -----------------   ------------------    -----------------
    Net Cash Provided by Financing Activities            11,000                    -                    -
                                                 -----------------   ------------------    -----------------
(Decrease) Increase in Cash During the Period              (510)              (2,620)               3,369
Cash at Beginning of Period                               1,407                4,027                  658
                                                 -----------------   ------------------    -----------------
Cash at End of Period                            $          897      $         1,407       $        4,027
                                                 =================   ==================    =================



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

                                   SCHEDULE II

                    WESTBRIDGE CAPITAL CORP. (PARENT COMPANY)
                          (now ASCENT ASSURANCE, INC.)
                             STATEMENT OF CASH FLOWS

                                 (in thousands)

                                                               Three Months
                                                                   Ended
                                                                 March 31,
                                                               ------------
                                                                   1999
                                                               ------------

Cash Flows From Operating Activities:
  Net income                                                   $      208
  Adjustments to reconcile net income to cash
    used for operating activities:
  Equity in undistributed net (income) loss of subsidiaries          (276)
  Accrued investment income                                            42
  Decrease (increase) in other assets                               3,063
  (Decrease) increase in other liabilities                        (13,102)
  Other, net                                                        9,589
                                                               ------------
    Net Cash Used For Operating Activities                           (476)
                                                               ------------

Cash Flows From Investing Activities:
  Proceeds from sale of investments                                 2,455
  Net change in short-term investments                             (1,403)
  Capital contributions to subsidiaries                              (400)
                                                               ------------
    Net Cash Provided by Investing Activities                         652
                                                               ------------

Cash Flows From Financing Activities:
  Retirement of senior subordinated debentures                    (15,167)
  Issuance of preferred stock                                      15,167
                                                               ------------
    Net Cash Provided by Financing Activities                           -
                                                               ------------
Increase in Cash During the Period                                    176
Cash at Beginning of Period                                           482
                                                               ------------
Cash at End of Period                                          $      658
                                                               ============



                   The financial statements should be read in conjunction with the Consolidated Financial
                 Statements and the accompanying notes thereto.

                                  SCHEDULE III

                       SUPPLEMENTARY INSURANCE INFORMATION

                                 (in thousands)

                                                          Other
                                                         Policy
                                    Deferred             Claims                      Benefits Amortization
                                     Policy     Future    and                 Net      and     of Policy      Other
                                   Acquisition  Policy  Benefits Premium  Investment  Claims   Acquisition  Operating  Premiums
              Segment                 Costs    Benefits  Payable Revenue    Income    Expense     Costs      Expenses   Written*
---------------------------------------------- -------- -------- -------- ---------- --------  ----------- ---------- -----------
      ASCENT ASSURANCE, INC.

Year Ended December 31, 2001:
  Total                            $   25,600  $61,571  $37,202  $125,206 $   8,867  $ 93,376 $    8,319   $   55,805 $  125,515
                                   =========== ======== ======== ======== ========== ======== ============ ========== ===========

Year Ended December 31, 2000:
  Total                            $   24,711  $61,306  $42,778  $119,908 $   9,741  $101,940 $    2,998   $   67,683 $  120,667
                                   =========== ======== ======== ======== ========== ======== ============ ========== ===========

Nine Months Ended December 31, 1999
  Total                            $   19,393  $57,119  $38,776  $ 86,371 $   6,740  $ 65,699 $    1,478   $   35,564 $   85,694
                                   =========== ======== ======== ======== ========== ======== ============ ========== ===========

      WESTBRIDGE CAPITAL CORP.
Three Months Ended March 31, 1999:
   Total                           $   15,039  $54,738  $41,068  $ 29,948 $   2,562  $ 21,799 $      286   $   14,454 $   23,878
                                   =========== ======== ======== ======== ========== ======== ============ ========== ===========


* Premiums Written - Amounts do not apply to life insurance/other.

                                   SCHEDULE IV

                                   REINSURANCE

                       (in thousands, except percentages)

                                                                                                       Percentage of
                                                       Ceded to         Assumed                            Amount
                                      Gross             Other          From Other          Net          Assumed to
                                      Amount          Companies        Companies          Amount            Net
                                   --------------  ---------------  ---------------  ---------------  ----------------

     ASCENT ASSURANCE, INC.

Year Ended December 31, 2001
Life insurance in force            $      53,128         16,577                -           36,551
                                   ==============  ===============  ===============  ===============
Premiums:
  Life                             $         572             63                -              509             -
  Accident and health                    125,846          2,709            1,170          124,307           0.94%
  Other                                      390              -                -              390             -
                                   --------------  ---------------  ---------------  ---------------
    Total premiums                 $     126,808          2,772            1,170          125,206           0.93%
                                   ==============  ===============  ===============  ===============

Year Ended December 31, 2000
Life insurance in force            $      46,744   $     12,553     $          -     $     34,191             -
                                   ==============  ===============  ===============  ===============
Premiums:
  Life                             $         497   $         12     $          -     $        485             -
  Accident and health                    121,601          3,939            1,257          118,919           1.05%
  Other                                      504              -                -              504             -
                                   --------------  ---------------  ---------------  ---------------
    Total premiums                 $     122,602   $      3,951     $      1,257     $    119,908           1.05%
                                   ==============  ===============  ===============  ===============

Nine Months Ended December 31, 1999
Life insurance in force            $      38,184   $      6,465     $          -     $     31,719             -
                                   ==============  ===============  ===============  ===============
Premiums:
  Life                             $         396   $         12     $          -     $        384             -
  Accident and health                     86,794          1,849            1,042           85,987           1.21%
                                   --------------  ---------------  ---------------  ---------------
    Total premiums                 $      87,190   $      1,861     $      1,042     $     86,371           1.21%
                                   ==============  ===============  ===============  ===============

       WESTBRIDGE CAPITAL CORP.

Three Months Ended March 31, 1999
Life insurance in force            $     43,157    $      7,072     $          -     $     36,085             -
                                   ==============  ===============  ===============  ===============
Premiums:
  Life                             $        147    $          2     $          -     $        145             -
  Accident and health                    30,041             722              484           29,803           1.62%
                                   --------------  ---------------  ---------------  ---------------
    Total premiums                 $     30,188    $        724     $        484     $     29,948           1.62%
                                   ==============  ===============  ==============  ===============



                                   SCHEDULE V

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                 (in thousands)

                                                            Additions
                                                           (Reductions)
                                         Balance at         Charged to                                           Balance at
                                         Beginning          Costs and          Deductions                          End Of
                                         of Period           Expenses        (Charge Offs)        Other*           Period
                                     -----------------  -----------------  -----------------  ---------------  -----------------

                ASCENT ASSURANCE, INC.

Year Ended December 31, 2001:
Allowance for doubtful agents'
    receivables                      $         3,711    $           824    $          (522)   $            -   $        4,013
                                     =================  =================  =================  ===============  =================


Year Ended December 31, 2000:
Allowance for doubtful agents'
    receivables                      $         6,060    $          (722)   $        (1,627)   $            -   $        3,711
                                     =================  =================  =================  ===============  =================

Nine Months Ended December 31, 1999:
Allowance for doubtful agents'
    receivables                      $         5,125    $           123    $        (1,356)   $        2,168   $        6,060
                                     =================  =================  =================  ===============  =================

               WESTBRIDGE CAPITAL CORP.

Three Months Ended March 31, 1999:
Allowance for doubtful agents'
    receivables                      $         5,176    $           195    $          (246)   $            -   $        5,125
                                     =================  =================  =================  ===============  =================


* Represents reclassification of allowance netted against receivable.




ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers is incorporated herein by reference to "Election of Directors" and "Certain Information Regarding the Executive Officers" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

ITEM 11 - EXECUTIVE COMPENSATION

Executive compensation is incorporated herein by reference to "Election of Directors -- Executive Compensation" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to "Principal Stockholders" and "Election of Directors -- Security Ownership of Management" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to "Principal Stockholders" and "Election of Directors" from the Company's definitive proxy statement for the 2002 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002.

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

10.26Credit  Agreement dated April 17, 2001 between Ascent  Assurance,  Inc. and
     Credit  Suisse  First  Boston  Management   Corporation   (incorporated  by
     reference to Exhibit 10.1 to the Company's Form 8-K filed April 25, 2001).

10.27Guaranty  and  Security  Agreement  dated April 17,  2001 among  Foundation
     Financial Services, Inc., NationalCare(R) Marketing,Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 25, 2001).

10.28Pledge  Agreement dated April 17, 2001 between Ascent  Assurance,  Inc. and
     Credit  Suisse  First  Boston  Management   Corporation   (incorporated  by
     reference to Exhibit 10.3 to the Company's Form 8-K filed April 25, 2001).

10.29Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed April 25, 2001).

10.30Fourth  Amendment to Credit  Agreement  dated April 17, 2001 between Ascent
     Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 25, 2001).

10.31* Fifth  Amendment  to Credit  Agreement  dated  November  27, 2001 between
     Ascent Funding, Inc. and LaSalle Bank National Association.

10.32* Employment Agreement, dated as of September 16, 2001, by and among the Company, Ascent Management, Inc., and Mr. Patrick J. Mitchell.

10.33* Employment Agreement, dated as of September 16, 2001, by and among the Company, Ascent Management, Inc., and Mr. Patrick H. O'Neill.

21.1* List of Subsidiaries of Ascent Assurance, Inc.

24.1* Consent of PricewaterhouseCoopers LLP


(b)  Report on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.



------------------------
*        Filed Herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of March, 2002.


                         ASCENT ASSURANCE, INC.

                          /s/ Cynthia B. Koenig
                         -------------------------------------------------
                         Cynthia B. Koenig
                         Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


SIGNATURE                    TITLE                             DATE
---------------------------- --------------------------------- -----------------

 /s/ Patrick J. Mitchell     Director, Chairman of the Board   March 8, 2002
--------------------------
(Patrick J. Mitchell)        and Chief Executive Officer
                             (Principal Executive Officer)


 /s/ John H. Gutfreund       Director                          March 8, 2002
--------------------------
(John H. Gutfreund)

 /s/ Richard H. Hershman     Director                          March 8, 2002
--------------------------
(Richard H. Hershman)

 /s/ Michael A. Kramer       Director                          March 8, 2002
--------------------------
(Michael A. Kramer)

 /s/ Robert A. Peiser        Director                          March 8, 2002
--------------------------
(Robert A. Peiser)

 /s/ James K. Steen          Director                          March 8, 2002
--------------------------
(James K. Steen)

 /s/ Paul E. Suckow          Director                          March 8, 2002
--------------------------
(Paul E. Suckow)

                                INDEX OF EXHIBITS




Exhibit
Number   Description of Exhibit

21.1*   List of Subsidiaries of Ascent Assurance, Inc.

24.1*   Consent of PricewaterhouseCoopers LLP








* Filed Herewith

                                  Exhibit 21.1


                     SUBSIDIARIES OF ASCENT ASSURANCE, INC.


     Percentage Subsidiary                                            Ownership

 1.  National Foundation Life Insurance Company (Texas)                  100%

 2.  American Insurance Company of Texas (Texas)                         100%

 3.  National Financial Insurance Company (Texas)                        100%

 4.  Freedom Life Insurance Company of America (Texas)                   100%

 5.  Ascent Funding, Inc. (Delaware)                                     100%

 6.  Foundation Financial Services, Inc. (Nevada)                        100%

 7.  NationalCare(R)Marketing, Inc. (Delaware)                           100%

 8.  Westbridge Printing Services, Inc. (Delaware)                       100%

 9.  Ascent Management, Inc. (Delaware)                                  100%

10.  Precision Dialing Services, Inc. (Delaware)                         100%

11.  Senior Benefits, LLC (Arizona)                                      100%

12.  LifeStyles Marketing Group, Inc. (Delaware)                         100%

13.  Health Care-One Insurance Agency, Inc. (California)                  50%

14.  Pacific Casualty Company, Inc. (Hawaii)                             100%

15.  HPI Marketing, Inc. (Delaware)                                      100%

                                  Exhibit 24.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-82155) of Ascent Assurance, Inc. and its subsidiaries (Ascent) of our reports dated March 8, 2002 and March 29, 2000 relating to the financial statements and financial statement schedules of Ascent and Westbridge Capital Corp. and its subsidiaries, respectively, which appear in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
--------------------------------

PricewaterhouseCoopers LLP
Dallas, Texas
March 8, 2002