Form 10-Q
period 2002-03-31
ASCENT ASSURANCE INC
filed 2002-05-15
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended March 31, 2002

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

YES  X             NO
    -------

Common Stock - Par Value $.01       6,500,000 Shares Outstanding at May 14, 2002

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q





PART 1 - FINANCIAL INFORMATION                                                 Page No.
------------------------------                                                 --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
  March 31, 2002 and December 31, 2001                                               2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
  for the Three Months Ended March 31, 2002 and March 31, 2001                       3

Ascent Assurance, Inc. Condensed Consolidated Statements of
  Comprehensive Income for the Three Months Ended March 31, 2002 and
  March 31, 2001                                                                     4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
  for the Three Months Ended March 31, 2002 and March 31, 2001                       5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
  Equity for the Three Months Ended March 31, 2002                                   6

Notes to Condensed Consolidated Financial Statements                                 7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                             12

Business Overview                                                                   12

Forward-Looking Statements                                                          13

Operating Results                                                                   15

Financial Condition                                                                 18

Liquidity, Capital Resources and Statutory Capital and Surplus                      20



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                           23


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                         March 31,       December 31,
                                                                            2002             2001
                                                                        (Unaudited)       (Audited)
                                                                       -------------    -------------
                                                                    (in thousands, except per share data)
Assets
Investments:
  Fixed Maturities:
    Available-for-sale, at market value (amortized cost $100,806 and
      $90,475)                                                         $    99,054      $    90,217
  Equity securities, at market (cost $1,432)                                 1,503            1,569
  Other investments                                                            322              314
  Short-term investments                                                    11,058           21,801
                                                                       -------------    -------------
        Total Investments                                                  111,937          113,901

Cash                                                                         1,503            2,337
Accrued investment income                                                    1,476            1,710
Receivables from agents, net of allowance for doubtful accounts of
  $4,170 and $4,013                                                          7,357            7,412
Deferred policy acquisition costs                                           25,536           25,600
Property and equipment, net of accumulated depreciation of $4,375
  and $3,904                                                                 4,980            5,436
Other assets                                                                 5,799            6,197
                                                                       -------------    -------------
          Total Assets                                                 $   158,588      $   162,593
                                                                       =============    =============

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits                                             $    61,398      $    61,571
    Claim reserves                                                          35,281           37,202
                                                                       -------------    -------------
      Total Policy Liabilities and Accruals                                 96,679           98,773

Accounts payable and other liabilities                                      11,641           11,760
Notes payable                                                               18,684           18,603
                                                                       -------------    -------------
          Total Liabilities                                                127,004          129,136
                                                                       -------------    -------------

Redeemable Convertible Preferred Stock                                      31,420           30,635
                                                                       -------------    -------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000 shares authorized;
    6,500,000 shares issued)                                                    65               65
  Capital in excess of par value                                            28,063           28,017
  Accumulated other comprehensive income                                    (1,681)            (121)
  Retained deficit                                                         (26,283)         (25,139)
                                                                       -------------    -------------
          Total Stockholders' Equity                                           164            2,822
                                                                       -------------    -------------

            Total Liabilities, Redeemable Convertible Preferred Stock
            And Stockholders' Equity                                   $   158,588      $   162,593
                                                                       =============    =============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended
                                                                 March 31,
                                                      ------------------------------
                                                           2002             2001
                                                      -------------    -------------
                                                  (in thousands, except per share data)
Revenues:
  Premiums:
    First-year                                        $     6,029      $     7,825
    Renewal                                                22,905           24,149
                                                      -------------    -------------
      Total premiums                                       28,934           31,974

Net investment income                                       2,022            2,322
Fee, service and other income                               3,365            5,609
Net realized gain on investments                               51               42
                                                      -------------    -------------
        Total revenue                                      34,372           39,947
                                                      -------------    -------------

Benefits, claims and expenses:
  Benefits and claims                                      20,976           24,817
  Decrease (increase) in deferred acquisition costs            64           (1,117)
  Commissions                                               4,333            5,963
  General and administrative expenses                       7,685           10,102
  Taxes, licenses and fees                                  1,072            1,063
  Interest expense on notes payable                           601              170
                                                      -------------    -------------
        Total expenses                                     34,731           40,998

Loss before income taxes                                     (359)          (1,051)
Federal income tax benefit                                      -                -
                                                      -------------    -------------

          Net loss                                    $      (359)     $    (1,051)

Preferred stock dividends                                     785              710
                                                      -------------    -------------
Loss applicable to common stockholders                $    (1,144)     $    (1,761)
                                                      =============    =============

Basic and diluted loss per common share               $      (.18)     $      (.27)
                                                      =============    =============

Weighted average shares outstanding:
  Basic                                                     6,500            6,500
                                                      =============    =============
  Diluted                                                   6,500            6,500
                                                      =============    =============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           2002          2001
                                                        ----------    ----------
                                                              (in thousands)
Net loss                                                $   (359)     $ (1,051)
Other comprehensive income:
  Unrealized holding (loss) gain arising during period,
    net of tax                                            (1,509)        1,310
  Reclassification adjustment of gain on sales of
    investments included in net income, net of tax           (51)          (42)
                                                        ----------    ----------

Comprehensive (loss) income                             $ (1,919)     $    217
                                                        ==========    ==========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                      2002          2001
                                                                                  -----------   -----------
                                                                                       (in thousands)
Cash Flow From Operating Activities:

Net loss                                                                          $    (359)    $  (1,051)
  Adjustments to reconcile net loss to cash used for operating activities:
      Decrease in accrued investment income                                             234           297
      Decrease (increase) in deferred acquisition costs                                  64        (1,117)
      Decrease in receivables from agents                                                55           399
      Decrease (increase) in other assets                                               398          (512)
      Decrease in policy liabilities and accruals                                    (2,094)       (1,841)
      (Decrease) increase in accounts payable and other liabilities                    (119)           68
      Other, net                                                                        940           (65)
                                                                                  -----------   -----------
      Net Cash Used For Operating Activities                                           (881)       (3,822)
                                                                                  -----------   -----------

Cash Flow From Investing Activities:

      Purchases of fixed maturity investments                                       (22,864)       (4,984)
      Sales of fixed maturity investments                                             9,016         9,041
      Maturities and calls of fixed maturity investments                              3,458         2,379
      Net decrease (increase) in short term and other investments                    10,735          (379)
      Property and equipment purchased                                                  (15)         (414)
                                                                                  -----------   -----------
      Net Cash Provided By Investing Activities                                         330         5,643
                                                                                  -----------   -----------

Cash Flow From Financing Activities:

      Issuance of notes payable                                                          57             -
      Repayment of notes payable                                                       (340)         (211)
                                                                                  -----------   -----------
      Net Cash Used For Financing Activities                                           (283)         (211)
                                                                                  -----------   -----------

      (Decrease) Increase In Cash During Period                                        (834)        1,610
      Cash At Beginning Of Period                                                     2,337         2,658
                                                                                  -----------   -----------
      Cash At End Of Period                                                       $   1,503     $   4,268
                                                                                  ===========   ===========

Supplemental disclosures of cash flow information:
    Non-cash items:
      Preferred stock dividends                                                   $     785     $     710
                                                                                  ===========   ===========
      Issuance of notes for payment in kind of interest                           $     363     $       -
                                                                                  ===========   ===========



        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                                                              Accumulated
                                                                  Capital        Other       Retained       Total
                                             Common Stock        in Excess   Comprehensive   (Deficit)   Stockholders'
                                           Shares     Amount   of Par Value       Loss       Earnings       Equity

Balance at December 31, 2001              6,500,000  $   65    $   28,017    $      (121)   $ (25,139)   $     2,822

  Net loss                                                                                       (359)          (359)
  Preferred Stock dividend                                                                       (785)          (785)
  Other comprehensive loss                                                        (1,560)                     (1,560)
  Amortization of unearned compensation                                46                                         46
                                         ----------- --------  ------------  -------------  -----------  -------------
Balance at March 31, 2002                 6,500,000  $   65    $   28,063    $    (1,681)   $ (26,283)   $       164
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

The Company's revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company ("NFL"), Freedom Life Insurance Company of America ("FLICA"), National Financial Insurance Company ("NFIC") and American Insurance Company of Texas ("AICT", and together with NFL, NFIC and FLICA, collectively, the "Insurance Subsidiaries") and marketed by NationalCare(R) Marketing, Inc. ("NCM"), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) tele-survey services, (ii) printing services, and (iii) renewal commissions for prior year sales of insurance products underwritten by unaffiliated insurance carriers.

NOTE 2 - ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and do not include all of the information and footnotes required by accounting principles generally accepted in the United States ("GAAP") for complete financial statements. Financial statements prepared in accordance with GAAP require the use of management estimates. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications have been made to 2001 amounts in order to conform to the 2002 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Cash Equivalents. Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments. Short-term investments are stated at cost, which approximates market.

Investments. The Company's fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and nonredeemable preferred stocks) are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders' equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

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

Agent Receivables. In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $7.4 million at March 31, 2002 and December 31, 2001. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company routinely establishes a reserve for uncollectible agents' balances based upon historical experience and projected commission earnings. As of March 31, 2002 and December 31, 2001, the Company's allowance for uncollectible commission advances was $4.2 million and $4.0 million, respectively.

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

As of March 31, 2002, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000, 2001 and the first quarter of 2002 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of March 31, 2002 and December 31, 2001.

Earnings  Per Share.  Under GAAP there are two  measures of earnings  per share:
"basic earnings per share" and "diluted earnings per share". Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Diluted weighted shares exclude all convertible securities for loss periods. For the three months ended March 31, 2002, and 2001, stock options of 1,085,850 and 943,600, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:
                                                 Three Months Ended
                                                      March 31,
                                                 2002          2001
                                              ----------    ----------
                                         (amounts in 000's, except per share
                                                      amounts)
Net loss                                      $   (359)     $ (1,051)
Preferred Stock dividends                         (785)         (710)
                                              ----------    ----------
Loss applicable to common shareholders        $ (1,144)     $ (1,761)
                                              ==========    ==========
Weighted average shares outstanding:
  Basic                                          6,500         6,500
  Diluted                                        6,500         6,500
Basic and diluted loss per share              $   (.18)     $   (.27)
                                              ==========    ==========

Recently Issued  Accounting  Pronouncements.  In June 2001, the FASB issued SFAS
142, "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
(2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted SFAS 142 on January 1, 2002 and did not recognize an impairment loss upon adoption. The Company has no goodwill or indefinite-lived intangible assets. The Company has identified intangible assets totaling $3.0 million included in deferred policy acquisition costs representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. These assets are amortized over the premium paying lives of the policies acquired based upon the present value of the total anticipated future premiums applicable to such policies. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicates impairment.

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

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope of SFAS No. 121. As a result, goodwill will no longer be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of the statement did not materially impact the Company's results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the statement to materially impact the Company's results of operations and financial position.

NOTE 3 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. On March 31, 2002, preferred stock dividends accrued in the first quarter of 2002 were paid through the issuance of 785 shares of preferred stock.

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

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at March 31, 2002 as compared to December 31, 2001 and results of operations for the three months ended March 31, 2002 as compared to the comparable 2001 period for the Company. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Report on Form 10-K and should be read in conjunction therewith.

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

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management's projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as "may", "will", "should", "expect", "anticipate", "estimate", "continue", or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Various statements contained in the Management's Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

|X| any limitation imposed on the Company's ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

|X| the impact of changing health care trends on the Company's ability to accurately estimate claim and settlement expense reserves;

|X| developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 ("HIPPA") and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

|X| the Company's ability to meet minimum regulatory capital requirements for its Insurance Subsidiaries;

|X|  the  ability  of  the  Company  to  maintain  adequate  liquidity  for  its
     non-insurance   subsidiary   operations   including  financing  by  NCM  of
     commission advances to agents;

|X|  default by issuers of fixed maturity investments owned by the Company;

|X|  and the loss of key management personnel.

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for the three months ended March 31, 2002 and 2001. (In thousands except insurance operating ratios.)

                                                          Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                          2002           2001
                                                      -----------    -----------

Premiums                                              $  28,934      $  31,974
Other                                                       676            902
                                                      -----------    -----------
Total insurance operating revenue                        29,610         32,876
                                                      -----------    -----------

Benefits and claims                                      20,976         24,817
Commissions                                               3,629          4,861
Decrease (increase) in deferred acquisition costs            64         (1,117)
General and administrative expense                        5,909          7,191
Taxes, licenses and fees                                  1,022            905
                                                      -----------    -----------
Total insurance operating expenses                       31,600         36,657

                                                      -----------    -----------
  Insurance Operating Results                            (1,990)        (3,781)
                                                      -----------    -----------

Fee and service revenues                                  2,689          4,707
Fee and service expenses                                 (2,530)        (4,171)
                                                      -----------    -----------
  Fee and Service Income                                    159            536
                                                      -----------    -----------

Net investment income                                     2,022          2,322
Net realized gain on investments                             51             42
Interest expense on notes payable                          (601)          (170)
                                                      -----------    -----------

  Loss Before Income Taxes                                 (359)        (1,051)
Income tax benefit                                            -              -
                                                      -----------    -----------
  Net Loss                                            $    (359)     $  (1,051)
                                                      ===========    ===========

Insurance operating ratios*
     Benefits and claims                                   72.5%          77.6%
     Commissions                                           12.5%          15.2%
     Decrease (increase) in deferred acquisition costs      0.2%          (3.5%)
     General and administrative expenses                   20.0%          21.9%
     Taxes, licenses and fees                               3.5%           2.8%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the first quarter of 2002, the loss before income taxes was ($359,000) compared to a loss before income taxes of ($1.1) million for the corresponding 2001 period. The $692,000 improvement in pre-tax loss resulted principally from a $1.8 million improvement in insurance operating results which was offset by lower fee and service income and investment income and increased interest expense.

The $1.8 million improvement in insurance operating results is principally attributable to a 5.1 percentage point reduction in the benefit and claims to premium ratio, due to a favorable change in major medical product mix. Since July 2000, the Company has been marketing a new major medical policy in all significant marketing regions. This new product was designed to produce a substantially lower benefits and claims to premium ratio than previously marketed major medical products. The Company's ability to continue marketing its new major medical product at current production levels is dependent upon the financing of commission advances made to agents for new business production (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

Fee and service income for the first quarter of 2002 was $377,000 less than for the corresponding 2001 period principally due to lower sales volumes for tele-survey and printing operations, as a result of the recent economic downturn.

Net investment income decreased $300,000 for the three months ended March 31, 2002 compared to the comparable 2001 period primarily due to a decline in receivables from agents and lower fixed maturity investment yields, emphasized by a repositioning of the Company's investment portfolio in the latter part of 2001.

Interest expense increased $431,000 for the three months ended March 31, 2002 compared to the comparable 2001 period due to debt financing obtained from Credit Suisse First Boston Management Corporation in April, 2001. For the three months ended March 31, 2002, interest expense related to this financing was $527,000, including $363,000 of interest paid in kind by issuance of additional notes (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                          Three Months Ended
                                               March 31,
                                      --------------------------
                                          2002           2001
                                      -----------    -----------

Major medical:
  First-year                          $   5,774      $   7,178
  Renewal                                12,361         12,108
                                      -----------    -----------
    Subtotal                             18,135         19,286
                                      -----------    -----------

Supplemental specified disease:
  First-year                                151            246
  Renewal                                 5,710          6,595
                                      -----------    -----------
    Subtotal                              5,861          6,841
                                      -----------    -----------

Medicare supplement:
  Renewal                                 4,431          5,183
                                      -----------    -----------

Other                                       507            664
                                      -----------    -----------

Consolidated Premium Revenue          $  28,934      $  31,974
                                      ===========    ===========

Total premiums decreased by $3.0 million, or 9.5%, for the first quarter of 2002 as compared to the first quarter of 2001 as a result of increasing major medical premium rates for new business and the normal lapsing of supplemental specified disease and medicare supplement policies. Premiums from the new comprehensive major medical product, for which marketing began in July 2000, were $7.2 million and $2.9 million for the three months ended March 31, 2002 and 2001, respectively. The Company is principally marketing major medical products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased by 5.1 percentage points for the first quarter of 2002 compared to the first quarter of 2001 due primarily to the improved mix of major medical products discussed above. Continued improvement in the Company's benefit and claims to premium ratio is dependent upon the Company's ability to control the impact of rapidly rising health care costs on in force business through timely premium rate increases, utilization management and negotiation of favorable provider contracts.

Commissions. The commissions to premiums ratio declined by 2.7 percentage points for the three months ended March 31, 2002 as compared to the comparable period in 2001, due to a higher percentage of renewal premiums to total premiums. Commission rates on first year premiums are significantly higher than those for renewal commissions.

General and Administrative Expense. For the first quarter of 2002, general and administrative expenses decreased over the comparable 2001 period by 1.9 percentage points which improved insurance operating results by approximately $.6 million. The decrease was due principally to a decrease in the amount of business in its first year for which expenses are generally greater.

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

                                                  March 31, 2002           December 31, 2001
                                              ----------------------    ----------------------
                                                 Market                     Market
Fixed Maturity Securities                        Value         %            Value        %
--------------------------------------        -----------  ---------    -----------  ---------
                                            (in thousands)             (in thousands)
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                            $  10,605       10.7      $  10,823       12.0
Finance                                          21,668       21.9         20,307       22.5
Public utilities                                  8,064        8.1          7,452        8.2
Mortgage-backed                                  21,851       22.1         10,731       11.9
States, municipalities and political
  subdivisions                                    2,152        2.2          2,226        2.5
All other corporate bonds                        34,714       35.0         38,678       42.9
                                              -----------  ---------    -----------  ---------
    Total fixed maturity securities           $  99,054      100.0      $  90,217      100.0
                                              ===========  =========    ===========  =========

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

                                            March 31, 2002          December 31, 2001
                                       ----------------------    ----------------------
Composition of Fixed Maturity             Market                    Market
Securities by Rating                      Value         %           Value         %
------------------------------------   -----------  ---------    -----------  ---------
                                       (in thousands)           (in thousands)
Ratings
Investment grade:
  U.S. Government and agencies         $  31,079       31.4      $  20,451       22.7
  AAA                                      2,787        2.8          2,180        2.4
  AA                                       8,120        8.2          9,160       10.2
  A                                       31,848       32.2         28,318       31.4
  BBB                                     25,085       25.3         29,723       32.9
Non-Investment grade:
  BB                                           -        -              250        0.3
  B and below                                135        0.1            135        0.1
                                       -----------  ---------    -----------  ---------
    Total fixed maturity securities    $  99,054      100.0      $  90,217      100.0
                                       ===========  =========    ===========  =========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 2002 and December 31, 2001 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                  March 31, 2002           December 31, 2001
                                              ----------------------    ----------------------
Composition of Fixed Maturity                    Market                    Market
Securities by Maturity                           Value         %           Value         %
-------------------------------------------   -----------  ---------    -----------  ---------
                                             (in thousands)            (in thousands)
Scheduled Maturity

Due in one year or less                       $   6,768        6.8      $   5,909        6.6
Due after one year through five years            27,605       27.9         27,451       30.4
Due after five years through ten years           22,939       23.1         24,165       26.8
Due after ten years                              19,891       20.1         21,961       24.3
Mortgage-backed and asset-backed securities      21,851       22.1         10,731       11.9
                                              -----------  ---------    -----------  ---------
  Total fixed maturity securities             $  99,054      100.0      $  90,217      100.0
                                              ===========  =========    ===========  =========


Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $35.3 million at March 31, 2002 as compared to $37.2 million at December 31, 2001. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Company include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $61.4 million at March 31, 2002 as compared to $61.6 million at December 31, 2001. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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


LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General. The primary sources of cash for the Company's consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash used in operations totaled ($881,000) and ($3.8) million for the first quarter of 2002 and 2001, respectively. The decrease in cash used by operations is principally due to decreases in the cash basis ratio of benefits and claims to premiums and decreases in commissions and general operating expenses.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent's principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires' earned surplus is negative due to statutory losses incurred in recent years. Ascent's principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $1.8 million and $4.3 million during the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, Ascent had approximately $380,000 in unrestricted cash and invested assets.

The statutory losses incurred during recent years resulted from (1) significant losses for comprehensive major medical products marketed prior to July 2000 due to higher than expected claims frequency and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Adverse claims experience for the previously marketed major medical products in excess of management's current estimates or adverse claims experience for other insurance products would require Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2002. Additional financing would be required by Ascent in order to make any such "excess" contributions. As a result, adverse claims experience could have a material adverse effect on the Insurance Subsidiaries' ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore, have a material adverse impact on Ascent's liquidity and capital resources and results of operations.

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, ("CSFB"), which is an affiliate of Special Situations Holdings, Inc. - Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan ("CSFB Credit Agreement") provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2002, Ascent issued $363,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at March 31, 2002 to approximately $12.3 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

Ascent's obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaires (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the CSFB Credit Agreement. At March 31, 2002, there were no events of default; however, adverse claims experience in excess of management's current expectations could result in events of default under the CSFB Credit Agreement.

Bank Financing. The majority of commission advances to NCM's agents are financed through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $7.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of March 31, 2002, $4.3 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires December 5, 2002, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after June 5, 2002) are not eligible for financing. The Company has received a commitment from LaSalle for a six month renewal of the Credit Agreement until June 5, 2003 under existing terms, except for the reduction of the maximum loan amount to $6.5 million from $7.5 million. The Company expects to execute definitive documentation for that renewal by May 31, 2002. Failure of the Company to finalize the current renewal or obtain additional renewals of the Credit Agreement could have a material adverse impact on Ascent's liquidity and capital resources. Lack of adequate financing would impair the Company's ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent's results of operations.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's principal assets at March 31, 2002 are net agent receivables of $7.3 million and a cash collateral account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI's obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of March 31, 2002, there were no events of default under the Credit or Guaranty Agreements. However, adverse claims experience in excess of management's current expectations could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc., ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacements costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At March 31, 2002, approximately $2.0 million was outstanding under the term loan facility.

Preferred Stock. Dividends on Ascent's redeemable convertible preferred stock (which is 100% owned by Special Situations Holdings, Inc. - Westbridge) may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. On March 31, 2002, preferred stock dividends accrued in the first quarter of 2002 were paid through the issuance of 785 shares of preferred stock.

Inflation. Inflation impacts claim costs and overall operating costs and, although inflation has been lower the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating health care costs. The Company will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrated efforts in various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that increases in premium rates will equal or exceed increasing health care costs.

                             ASCENT ASSURANCE, INC.

--------------------------------------------------------------------------------
                                     PART II

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

10.20Fifth Amendment to Credit  Agreement dated November 27, 2001 between Ascent
     Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21Employment  Agreement,  dated September 16, 2001, by and among the Company,
     Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.22Employment  Agreement,  dated September 16, 2001, by and among the Company,
     Ascent Management, Inc., and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

(b)  Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

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
















Dated at Fort Worth, Texas
May 14, 2002