Form 10-Q
period 2002-06-30
ASCENT ASSURANCE INC
filed 2002-07-31
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period Ended June 30, 2002

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

YES  X           NO
    -------

Common Stock - Par Value $.01      6,500,000 Shares Outstanding at July 31, 2002

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

-------------------------------------------------------------------------------




PART 1 - FINANCIAL INFORMATION                                                 Page No.
------------------------------                                                 --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
  June 30, 2002 and December 31, 2001                                               2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
  for the Three and Six Months Ended June 30, 2002 and 2001                         3

Ascent Assurance, Inc. Condensed Consolidated Statements of
  Comprehensive Income for the Three and Six Months Ended June 30,
  2002 and 2001                                                                     4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flows
  for the Three and Six Months Ended June 30, 2002 and 2001                         5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
  Equity for the Six Months Ended June 30, 2002                                     6

Notes to Condensed Consolidated Financial Statements                                7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                            12

Business Overview                                                                  12

Forward-Looking Statements                                                         13

Operating Results                                                                  14

Financial Condition                                                                17

Liquidity, Capital Resources and Statutory Capital and Surplus                     19



PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                       22

Item 6 - Exhibits and Reports on Form 8-K                                          23


                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 June 30,        December 31,
                                                                   2002              2001
                                                               (Unaudited)        (Audited)
                                                              -------------     -------------
                                                           (in thousands, except per share data)
Assets
Investments:
  Fixed Maturities:
    Available-for-sale, at market value (amortized cost
      $99,762 and $90,475)                                    $   100,484       $    90,217
  Short-term investments                                           10,265            21,801
  Other investments (cost $377 and $1,746)                            380             1,883
                                                              -------------     -------------
        Total Investments                                         111,129           113,901

Cash                                                                1,361             2,337
Accrued investment income                                           1,608             1,710
Receivables from agents, net of allowance for doubtful
  accounts of $4,325 and $4,013                                     7,111             7,412
Deferred policy acquisition costs                                  25,743            25,600
Property and equipment, net of accumulated depreciation
  of $4,847 and $3,904                                              4,648             5,436
Other assets                                                        7,287             6,197
                                                              -------------     -------------
          Total Assets                                        $   158,887       $   162,593
                                                              =============     =============

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits                                    $    60,843       $    61,571
    Claim reserves                                                 32,823            37,202
                                                              -------------     -------------
      Total Policy Liabilities and Accruals                        93,666            98,773

Accounts payable and other liabilities                             12,442            11,760
Notes payable                                                      18,754            18,603
                                                              -------------     -------------
          Total Liabilities                                       124,862           129,136
                                                              -------------     -------------

Redeemable Convertible Preferred Stock                             32,225            30,635
                                                              -------------     -------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000 shares authorized;
    6,500,000 shares issued)                                           65                65
  Capital in excess of par value                                   28,067            28,017
  Accumulated other comprehensive income (loss)                       725              (121)
  Retained deficit                                                (27,057)          (25,139)
                                                              -------------     -------------
        Total Stockholders' Equity                                  1,800             2,822
                                                              -------------     -------------

Total Liabilities, Redeemable Convertible Preferred Stock
  And Stockholders' Equity                                    $   158,887       $   162,593
                                                              =============     =============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                 Six Months Ended
                                                     June 30,                          June 30,
                                          -----------------------------     -----------------------------
                                               2002            2001              2002            2001
                                          -------------   -------------     -------------   -------------
                                                       (in thousands, except per share data)
Revenues:
  Premiums:
    First-year                            $     5,857     $     8,543       $    11,886     $    16,368
    Renewal                                    22,165          23,398            45,070          47,547
                                          -------------   -------------     -------------   -------------
    Total premiums                             28,022          31,941            56,956          63,915

  Net investment income                         1,940           2,294             3,962           4,616
  Fee, service and other income                 3,131           5,362             6,496          10,971
  Net realized (loss) gain on investments        (468)             52              (417)             94
                                          -------------   -------------     -------------   -------------
    Total revenue                              32,625          39,649            66,997          79,596
                                          -------------   -------------     -------------   -------------


Benefits, claims and expenses:
  Benefits and claims                          19,844          24,558            40,820          49,375
  Increase in deferred acquisition costs         (207)         (1,110)             (143)         (2,227)
  Commissions                                   4,081           5,538             8,414          11,501
  General and administrative expenses           7,283           9,651            14,968          19,753
  Taxes, licenses and fees                        978           1,290             2,050           2,353
  Interest expense on notes payable               615             486             1,216             656
                                          -------------   -------------     -------------   -------------
    Total expenses                             32,594          40,413            67,325          81,411

Income (loss) before income taxes                  31            (764)             (328)         (1,815)
Federal income tax benefit                          -               -                 -               -
                                          -------------   -------------     -------------   -------------

      Net income (loss)                   $        31     $      (764)      $      (328)    $    (1,815)

Preferred stock dividends                         805             710             1,590           1,420
                                          -------------   -------------     -------------   -------------
Loss applicable to common stockholders    $      (774)    $    (1,474)      $    (1,918)    $    (3,235)
                                          =============   =============     =============   =============

Basic and diluted loss per common share   $      (.12)    $      (.23)      $      (.30)    $      (.50)
                                          =============   =============     =============   =============

Weighted average shares outstanding:
  Basic                                         6,500           6,500             6,500           6,500
                                          =============   =============     =============   =============
  Diluted                                       6,500           6,500             6,500           6,500
                                          =============   =============     =============   =============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                 Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                             -------------------------     ---------------------------
                                                 2002          2001            2002            2001
                                             -----------   -----------     -----------     -----------
                                                                 (in thousands)

Net income (loss)                            $      31     $    (764)      $    (328)      $  (1,815)
Other comprehensive income (loss):
  Unrealized holding gain (loss) arising
    during period, net of tax                    1,938          (452)            429             858
  Reclassification adjustment of loss (gain)
    on sales of investments included in
    net income, net of tax                         468           (52)            417             (94)
                                             -----------   -----------     -----------     -----------

Comprehensive income (loss)                  $   2,437     $  (1,268)      $     518       $  (1,051)
                                             ===========   ===========     ===========     ===========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended            Six Months Ended
                                                                 June 30,                      June 30,
                                                        -------------------------     -------------------------
                                                            2002          2001            2002          2001
                                                        -----------   -----------     -----------   -----------
                                                                            (in thousands)
Cash Flow From Operating Activities:

Net income (loss)                                       $      31     $    (764)      $    (328)    $  (1,815)
  Adjustments to reconcile net income (loss) to cash
  used for operating activities
    (Increase) decrease in accrued investment income         (132)         (180)            102           117
    Increase in deferred acquisition costs                   (207)       (1,110)           (143)       (2,227)
    Decrease (increase) in receivables from agents            246           (16)            301           383
    Increase in other assets                               (1,488)         (402)         (1,090)         (914)
    Decrease in policy liabilities and accruals            (3,013)       (2,999)         (5,107)       (4,840)
    Increase (decrease) in accounts payable and other
      liabilities                                             801        (2,147)            682        (2,079)
    Other, net                                              1,427         1,964           2,367         1,899
                                                        -----------   -----------     -----------   -----------
  Net Cash Used For Operating Activities                   (2,335)       (5,654)         (3,216)       (9,476)
                                                        -----------   -----------     -----------   -----------

Cash Flow From Investing Activities:

  Purchases of fixed maturity investments                 (11,043)       (8,014)        (33,907)      (12,998)
  Sales of fixed maturity investments                       9,995         4,367          19,011        13,408
  Maturities and calls of fixed maturity investments        1,430           265           4,888         2,644
  Sale of equity securities                                 1,477             -           1,477             -
  Net decrease (increase) in short-term and
     other investments                                        782        (4,943)         11,517        (5,322)
  Property and equipment purchased                           (140)          (66)           (155)         (480)
                                                        -----------    ----------     -----------   -----------
  Net Cash Provided By (Used For) Investing Activities      2,501        (8,391)          2,831        (2,748)
                                                        -----------    ----------     -----------   -----------

Cash Flow From Financing Activities:

  Issuance of notes payable                                    11        11,305              68        11,305
  Repayment of notes payable                                 (319)         (239)           (659)         (450)
  Deferred debt costs                                           -          (347)              -          (347)
                                                        -----------    ----------     -----------   -----------
  Net Cash (Used For) Provided By Financing Activities       (308)       10,719            (591)       10,508
                                                        -----------    ----------     -----------   -----------

Decrease In Cash During Period                               (142)       (3,326)           (976)       (1,716)
Cash At Beginning Of Period                                 1,503         4,268           2,337         2,658
                                                        -----------    ----------     -----------   -----------
Cash At End Of Period                                   $   1,361      $    942       $   1,361     $     942
                                                        ===========    ==========     ===========   ===========

Supplemental disclosures of cash flow information:
  Non-cash items:
    Preferred stock dividends                           $     805      $    710       $   1,590     $   1,420
                                                        ===========    ==========     ===========   ===========
    Issuance of notes for payment in kind of interest   $     378      $    277       $     742     $     277
                                                        ===========    ==========     ===========   ===========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                                                                               Accumulated
                                                                  Capital          Other         Retained       Total
                                              Common Stock       in Excess     Comprehensive     (Deficit)   Stockholders'
                                          Shares       Amount   of Par Value    Income(Loss)     Earnings       Equity

Balance at December 31, 2001             6,500,000    $   65    $   28,017     $      (121)    $ (25,139)    $     2,822

  Net loss                                                                                          (328)           (328)
  Preferred Stock dividend                                                                        (1,590)         (1,590)
  Other comprehensive income                                                           846                           846
  Amortization of unearned compensation                                 50                                            50
                                        -----------   -------   ------------   -------------   -----------   -------------
Balance at June 30, 2002                 6,500,000    $   65    $   28,067     $       725     $ (27,057)    $     1,800
                                        ===========   =======   ============   =============   ===========   =============





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

Agent Receivables. In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $7.1 million and $7.4 million at June 30, 2002 and December 31, 2001, respectively. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company routinely establishes a reserve for uncollectible agents' balances based upon historical experience and projected commission earnings. As of June 30, 2002 and December 31, 2001, the Company's allowances for uncollectible commission advances were $4.3 million and $4.0 million, respectively.

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

As of June 30, 2002, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000, 2001 and the first six months of 2002 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of June 30, 2002 and December 31, 2001.

Earnings  Per Share.  Under GAAP there are two  measures of earnings  per share:
"basic earnings per share" and "diluted earnings per share". Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Diluted weighted shares exclude all convertible securities for loss periods. For the six months ended June 30, 2002 and 2001, stock options of 1,073,350 and 943,600, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

                                            Three Months Ended           Six Months Ended
                                                 June 30,                     June 30,
                                        -------------------------     -------------------------
                                            2002          2001            2002          2001
                                        -----------   -----------     -----------   -----------
                                           (amounts in thousands, except per share amounts)
Net income (loss)                       $      31     $    (764)      $    (328)    $  (1,815)
Preferred stock dividends                    (805)         (710)         (1,590)       (1,420)
                                        -----------   -----------     -----------   -----------
Loss applicable to common shareholders  $    (774)    $  (1,474)      $  (1,918)    $  (3,235)
                                        ===========   ===========     ===========   ===========
Weighted average shares outstanding:
      Basic                                 6,500         6,500           6,500         6,500
      Diluted                               6,500         6,500           6,500         6,500
Basic and diluted loss per share        $    (.12)    $    (.23)      $    (.30)    $    (.50)
                                        ===========   ===========     ===========   ===========


Recently Issued  Accounting  Pronouncements.  In June 2001, the FASB issued SFAS
142, "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
(2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted SFAS 142 on January 1, 2002 and did not recognize an impairment loss upon adoption. The Company has no goodwill or indefinite-lived intangible assets. The Company has identified intangible assets totaling $2.9 million included in deferred policy acquisition costs representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. These assets are amortized over the premium paying lives of the policies acquired based upon the present value of the total anticipated future premiums applicable to such policies. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicates impairment.

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

On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has not yet determined the impact of SFAS 146 on results of operations and financial position.

NOTE 3 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. On June 28, 2002, preferred stock dividends accrued in the second quarter of 2002 were paid through the issuance of 805 shares of preferred stock.

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

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at June 30, 2002 as compared to December 31, 2001 and results of operations for the three and six months ended June 30, 2002 as compared to the comparable 2001 periods for the Company. This discussion updates the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Report on Form 10-K and should be read in conjunction therewith.

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

OPERATING RESULTS

Results of operations for Ascent are reported for the three and six months ended June 30, 2002 and 2001. (In thousands except insurance operating ratios.)

                                             Three Months Ended            Six Months Ended
                                                  June 30,                      June 30,
                                         -------------------------     -------------------------
                                             2002          2001            2002          2001
                                         -----------   -----------     -----------   -----------

Premiums                                 $  28,022     $  31,941       $ 56,956      $  63,915
Other                                          654           970          1,330          1,872
                                         -----------   -----------     -----------   -----------
Total insurance operating revenue           28,676        32,911         58,286         65,787
                                         -----------   -----------     -----------   -----------

Benefits and claims                         19,844        24,558         40,820         49,375
Commissions                                  3,377         4,690          7,006          9,551
Increase in deferred acquisition costs        (207)       (1,110)          (143)        (2,227)
General and administrative expense           5,708         6,714         11,617         13,905
Taxes, licenses and fees                       955         1,138          1,977          2,043
                                         -----------   -----------     -----------   -----------

Total insurance operating expenses          29,677        35,990         61,277         72,647

                                         -----------   -----------     -----------   -----------
  Insurance Operating Results               (1,001)       (3,079)        (2,991)        (6,860)
                                         -----------   -----------     -----------   -----------

Fee and service income                       2,477         4,392          5,166          9,099
Fee and service expenses                    (2,302)       (3,937)        (4,832)        (8,108)
                                         -----------   -----------     -----------   -----------

  Fee and Service Results                      175           455            334            991
                                         -----------   -----------     -----------   -----------

Net investment income                        1,940         2,294          3,962          4,616
Net realized (loss) gain on investments       (468)           52           (417)            94
Interest expense on notes payable             (615)         (486)        (1,216)          (656)
                                         -----------   -----------     -----------   -----------

  Income (Loss) Before Income Taxes             31          (764)          (328)        (1,815)

Income tax benefit                               -             -              -              -
                                         -----------   -----------     -----------   -----------

    Net Income (Loss)                    $      31     $    (764)      $   (328)     $  (1,815)
                                         ===========   ===========     ===========   ===========

Insurance operating ratios*
  Benefits and claims                         70.8%         76.9%          71.7%          77.3%
  Commissions                                 12.1%         14.7%          12.3%          14.9%
  Increase in deferred acquisition costs      -0.7%         -3.5%          -0.3%          -3.5%
  General and administrative expenses         19.9%         20.4%          19.9%          21.1%
  Taxes, licenses and fees                     3.4%          3.6%           3.5%           3.2%



*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the second quarter of 2002, income before income taxes was $31,000 compared to a loss before income taxes of ($764,000) for the corresponding 2001 period. For the first six months of 2002, the pre-tax loss was ($328,000), compared to a pre-tax loss of ($1.8) million for the six months ended June 30, 2001. Pre-tax results of operations improved for the three and six months ended June 30, 2002 compared to the corresponding 2001 periods due to improved insurance operating results that were offset by lower fee and service income and investment results and increased interest expense.

The $2.1 million and $3.9 million improvement in insurance operating results for the three and six months ended June 30, 2002 is principally attributable to the
6.1 percentage point and 5.6 percentage point reduction in the benefit and claims to premium ratio, due to a favorable change in major medical product mix. Since July 2000, the Company has been marketing a new major medical policy in all significant marketing regions. This new product was designed to produce a substantially lower benefits and claims to premium ratio than previously marketed major medical products.

Fee and service income decreased $280,000 and $657,000 for the three and six months ended June 30, 2002 principally due to lower sales volumes for tele-survey and printing operations, as a result of the recent economic downturn.

Net investment income decreased $354,000 and $654,000 for the three and six months ended June 30, 2002 compared to the comparable 2001 periods primarily due to a decline in receivables from agents and lower fixed maturity investment yields, emphasized by a repositioning of the Company's investment portfolio in the latter part of 2001. During the second quarter of 2002, the Company recorded net realized investment losses of $468,000 which were principally due to the write-down of a WorldCom, Inc. bond investment.

The $129,000 and $560,000 increase in interest expense for the three and six months ended June 30, 2002 is due to debt financing obtained from Credit Suisse First Boston Management Corporation in April 2001. Interest expense related to this financing was $543,000 and $1.1 million for the three and six months ended June 30, 2002, and included $378,000 and $742,000, respectively, of interest paid in kind by issuance of additional notes (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                    Three Months Ended             Six Months Ended
                                         June 30,                      June 30,
                                -------------------------     -------------------------
                                    2002          2001            2002          2001
                                -----------   -----------     -----------   -----------
Major medical:
  First-year                    $   5,605     $   8,036       $  11,379     $  15,376
  Renewal                          12,025        11,895          24,386        23,983
                                -----------   -----------     -----------   -----------
    Subtotal                       17,630        19,931          35,765        39,359
                                -----------   -----------     -----------   -----------

Supplemental specified disease:
  First-year                           95           326             246           584
  Renewal                           5,633         5,882          11,343        12,043
                                -----------   -----------     -----------   -----------
    Subtotal                        5,728         6,208          11,589        12,627
                                -----------   -----------     -----------   -----------

Medicare supplement:
  First-year                            -             -               -             -
  Renewal                           4,140         5,159           8,570        10,592
                                -----------   -----------     -----------   -----------
    Subtotal                        4,140         5,159           8,570        10,592
                                -----------   -----------     -----------   -----------

Other                                 524           643           1,032         1,337
                                -----------   -----------     -----------   -----------
Consolidated Premium Revenue    $  28,022     $  31,941       $  56,956     $  63,915
                                ===========   ===========     ===========   ===========

Total premiums decreased by $3.9 million, or 12.3%, for the second quarter of 2002 and $7.0 million, or 10.9%, for the six months of 2002 as compared to the corresponding 2001 periods as a result of accelerated lapsing of major medical products marketed prior to July 2000 and the normal lapsing of supplemental specified disease and medicare supplement policies. Premiums from the new comprehensive major medical product, for which marketing began in July 2000, were $8.1 million and $15.2 million for the three and six months ended June 30, 2002 and $4.5 million and $7.4 million, respectively, for the comparable periods in 2001. The Company is principally marketing major medical products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased by 6.1 percentage points and 5.6 percentage points for the three and six months ended June 30, 2002 compared to the comparable periods in 2001 due primarily to the improved mix of major medical products discussed above. Continued improvement in the Company's benefit and claims to premium ratio is dependent upon the Company's ability to control the impact of rapidly rising health care costs on in force business through timely premium rate increases, utilization management and negotiation of favorable provider contracts.

Commissions. The commissions to premiums ratio declined by 2.6 percentage points for the three and six months ended June 30, 2002 as compared to the comparable 2001 periods, due to a higher percentage of renewal premiums to total premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

General and Administrative Expense. For the three and six months ended June 30, 2002, general and administrative expenses decreased over the comparable 2001 periods by 0.5 percentage points and 1.2 percentage points, respectively, which improved insurance operating results by approximately $143,000 and $699,000, respectively. The decrease was due principally to a decrease in the amount of business in its first year for which expenses are generally greater.


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

                                            June 30, 2002                December 31, 2001
                                      -------------------------     -------------------------
                                         Market                        Market
Fixed Maturity Securities                Value           %             Value         %
------------------------------------  -----------   -----------     -----------   -----------
                                     (in thousands)                (in thousands)
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                    $  10,838           10.8      $  10,823          12.0
Finance                                  21,331           21.2         20,307          22.5
Public utilities                          7,295            7.3          7,452           8.2
Mortgage-backed                          21,267           21.2         10,731          11.9
States, municipalities and political
  subdivisions                            2,761            2.7          2,226           2.5
All other corporate bonds                36,992           36.8         38,678          42.9
                                      -----------    -----------    -----------   -----------
    Total fixed maturity securities   $ 100,484          100.0      $  90,217         100.0
                                      ===========    ===========    ===========   ===========

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

                                           June 30, 2002               December 31, 2001
                                     -------------------------     -------------------------
Composition of Fixed Maturity           Market                        Market
Securities by Rating                    Value           %             Value           %
-----------------------------------  -----------   -----------     -----------   -----------
                                    (in thousands)                (in thousands)
Ratings
Investment grade:
  U.S. Government and agencies       $  30,232          30.1       $  20,451           22.7
  AAA                                    3,727           3.7           2,180            2.4
  AA                                     6,777           6.8           9,160           10.2
  A                                     37,226          37.0          28,318           31.4
  BBB                                   21,316          21.2          29,723           32.9
Non-Investment grade:
  BB                                       973           1.0             250            0.3
  B and below                              233           0.2             135            0.1
                                     -----------   -----------     -----------    -----------
    Total fixed maturity securities  $ 100,484         100.0       $  90,217          100.0
                                     ===========   ===========     ===========    ===========

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2002 and December 31, 2001 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                June 30, 2002                December 31, 2001
                                          -------------------------      -------------------------
Composition of Fixed Maturity                Market                         Market
Securities by Maturity                       Value           %              Value           %
---------------------------------------   -----------   -----------      -----------   -----------
                                           (in thousands)               (in thousands)
Scheduled Maturity

Due in one year or less                   $   7,427            7.4       $   5,909           6.6
Due after one year through five years        23,906           23.8          27,451          30.4
Due after five years through ten years       27,699           27.5          24,165          26.8
Due after ten years                          20,185           20.1          21,961          24.3
Mortgage-backed and asset-backed
     securities                              21,267           21.2          10,731          11.9
                                          -----------    -----------     -----------   -----------
        Total fixed maturity securities   $ 100,484          100.0       $  90,217         100.0
                                          ===========    ===========     ===========   ===========


Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder but which have not been paid by the Company. Claim reserves totaled $32.8 million at June 30, 2002 as compared to $37.2 million at December 31, 2001. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Company include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $60.8 million at June 30, 2002 as compared to $61.6 million at December 31, 2001. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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


LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General. The primary sources of cash for the Company's consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash used in operations totaled ($2.3) million and ($3.2) million for the three and six months ended June 30, 2002, compared to ($5.7) million and ($9.5) million for the comparable 2001 periods, respectively. The decrease in cash used by operations is principally due to decreases in the cash basis ratio of benefits and claims to premiums and decreases in commissions and general operating expenses.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent's principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires' earned surplus is negative due to statutory losses incurred in recent years. Ascent's principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $1.8 million and $16.6 million during the six months ended June 30, 2002 and 2001, respectively. As of June 30, 2002, Ascent had approximately $795,000 in unrestricted cash and invested assets.

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

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, ("CSFB"), which is an affiliate of Special Situations Holdings, Inc. - Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan ("CSFB Credit Agreement") provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three months ended June 30, 2002, Ascent issued $378,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at June 30, 2002 to approximately $12.7 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

Ascent's obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaires (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the CSFB Credit Agreement. At June 30, 2002, there were no events of default; however, adverse claims experience in excess of management's current expectations could result in events of default under the CSFB Credit Agreement.

Bank Financing. The majority of commission advances to NCM's agents are financed through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $6.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of June 30, 2002, $4.1 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires June 5, 2003, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after December 5, 2002) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement could have a material adverse impact on Ascent's liquidity and capital resources. Lack of adequate financing would impair the Company's ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent's results of operations.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's principal assets at June 30, 2002 are net agent receivables of $7.1 million and a cash collateral account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI's obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of June 30, 2002, there were no events of default under the Credit or Guaranty Agreements. However, adverse claims experience in excess of management's current expectations could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc., ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacements costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At June 30, 2002, approximately $1.9 million was outstanding under the term loan facility.

Preferred Stock. Dividends on Ascent's redeemable convertible preferred stock (which is 100% owned by Special Situations Holdings, Inc. - Westbridge) may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. On June 28, 2002, preferred stock dividends accrued in the second quarter of 2002 were paid through the issuance of 805 shares of preferred stock.

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

                             ASCENT ASSURANCE, INC.

--------------------------------------------------------------------------------
                                     PART II

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 9, 2002, Ascent Assurance, Inc. held its annual meeting of shareholders. At the meeting, the shareholders elected two directors of the Company.

The shareholders elected John H. Gutfreund and Michael A. Kramer to serve on the Company's Board of Directors for a three year term expiring in 2005. The following table reflects the votes cast at the annual meeting:

                                 For                 Withheld
                         -------------------    -------------------
   John H. Gutfreund          6,364,412               2,901
   Michael A. Kramer          6,365,249               2,064

       Total Votes Cast       6,367,313


Directors whose terms continued and the years in which their term expires are as follows:

          Director                          Term Expiration
  ------------------------------     -----------------------------
  Richard H. Hershman                           2003
  Robert A. Peiser                              2003
  Patrick J. Mitchell                           2004
  James K. Steen                                2004
  Paul E. Suckow                                2004


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

10.23Sixth  Amendment  to Credit  Agreement  dated May 15, 2002  between  Ascent
     Funding, Inc. and LaSalle Bank National Association.


(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     ASCENT ASSURANCE, INC.




                                      /s/ Cynthia B. Koenig
                                     -------------------------------------
                                     Cynthia B. Koenig
                                     Senior Vice President,
                                     Chief Financial Officer and Treasurer
                                     (Principal Financial and
                                     Accounting Officer)
















Dated at Fort Worth, Texas
July 31, 2002