Form 10-Q
period 2002-09-30
ASCENT ASSURANCE INC
filed 2002-11-14
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 2002

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

YES    X             NO
    -------

Common Stock - Par Value $.01 6,517,100  Shares Outstanding at November 14, 2002

                             ASCENT ASSURANCE, INC.
                               INDEX TO FORM 10-Q

--------------------------------------------------------------------------------




PART 1 - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

Item 1 - Financial Statements

Ascent Assurance, Inc. Condensed Consolidated Balance Sheets at
  September 30, 2002 and December 31, 2001                                   2

Ascent Assurance, Inc. Condensed Consolidated Statements of Operations
  for the Three and Nine Months Ended September 30, 2002 and 2001            3

Ascent Assurance, Inc. Condensed Consolidated Statements of
  Comprehensive Income for the Three and Nine Months Ended September
  30, 2002 and 2001                                                          4

Ascent Assurance, Inc. Condensed Consolidated Statements of Cash Flow
  for the Three and Nine Months Ended September 30, 2002 and 2001            5

Ascent Assurance, Inc. Consolidated Statement of Changes in Stockholders'
  Equity for the Nine Months Ended September 30, 2002                        6

Notes to Condensed Consolidated Financial Statements                         7

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

General                                                                     12

Business Overview                                                           12

Forward-Looking Statements                                                  13

Operating Results                                                           14

Financial Condition                                                         17

Liquidity, Capital Resources and Statutory Capital and Surplus              19

Item 4 - Controls and Procedures                                            22

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   23

                             ASCENT ASSURANCE, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       September 30,    December 31,
                                                                           2002            2001
                                                                        (Unaudited)      (Audited)
                                                                       -------------   -------------
                                                                   (in thousands, except per share data)
Assets
Investments:
  Fixed Maturities:
    Available-for-sale, at market value (amortized cost $95,949
      and $90,475)                                                     $    99,755     $    90,217
    Short-term investments                                                   9,325          21,801
    Other investments (cost $384 and $1,746)                                   363           1,883
                                                                       -------------   -------------
        Total Investments                                                  109,443         113,901

Cash                                                                         1,996           2,337
Accrued investment income                                                    1,410           1,710
Receivables from agents, net of allowance for doubtful accounts
  of $4,478 and $4,013                                                       6,782           7,412
Deferred policy acquisition costs                                           25,639          25,600
Property and equipment, net of accumulated depreciation of
  $5,312 and $3,904                                                          4,224           5,436
Other assets                                                                 6,902           6,197
                                                                       -------------   -------------
          Total Assets                                                 $   156,396     $   162,593
                                                                       =============   =============

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
  Policy liabilities and accruals:
    Future policy benefits                                             $    60,310     $    61,571
    Claim reserves                                                          31,645          37,202
                                                                       -------------   -------------
      Total Policy Liabilities and Accruals                                 91,955          98,773

Accounts payable and other liabilities                                       8,405          11,760
Notes payable                                                               18,796          18,603
                                                                       -------------   -------------
          Total Liabilities                                                119,156         129,136
                                                                       -------------   -------------

Redeemable Convertible Preferred Stock                                      33,050          30,635
                                                                       -------------   -------------

Stockholders' Equity:
  Common stock ($.01 par value, 30,000,000 shares authorized;
     6,517,100 shares issued)                                                   65              65
  Capital in excess of par value                                            28,069          28,017
  Accumulated other comprehensive income (loss)                              3,785            (121)
  Retained deficit                                                         (27,729)        (25,139)
                                                                       -------------   -------------
          Total Stockholders' Equity                                         4,190           2,822
                                                                       -------------   -------------

Total Liabilities, Redeemable Convertible Preferred Stock
  And Stockholders' Equity                                             $   156,396     $   162,593
                                                                       =============   =============

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended              Nine Months Ended
                                                         September 30,                   September 30,
                                                -----------------------------   -----------------------------
                                                     2002            2001            2002            2001
                                                -------------   -------------   -------------   -------------
                                                            (in thousands, except per share data)
Revenues:
  Premiums:
    First-year                                  $     5,715     $     7,176     $    17,603     $    23,544
    Renewal                                          22,156          24,496          67,224          72,043
                                                -------------   -------------   -------------   -------------
      Total premiums                                 27,871          31,672          84,827          95,587

    Net investment income                             1,929           2,186           5,891           6,802
    Fee, service and other income                     3,229           4,852           9,725          15,822
    Net realized gain (loss) on investments              84             211            (333)            306
                                                -------------   -------------   -------------   -------------
      Total revenue                                  33,113          38,921         100,110         118,517
                                                -------------   -------------   -------------   -------------


Benefits, claims and expenses:
  Benefits and claims                                19,525          22,392          60,344          71,767
  Decrease (increase) in deferred
     acquisition costs                                  105           1,118             (39)         (1,109)
  Commissions                                         4,274           5,031          12,687          16,532
  General and administrative expenses                 7,521           8,310          22,490          28,063
  Taxes, licenses and fees                              905           1,186           2,956           3,539
  Interest expense on notes payable                     629             640           1,846           1,296
                                                -------------   -------------   -------------   -------------
    Total expenses                                   32,959          38,677         100,284         120,088

Income (loss) before income taxes                       154             244            (174)         (1,571)
Federal income tax benefit                                -               -               -               -
                                                -------------   -------------   -------------   -------------

      Net income (loss)                         $       154     $       244     $      (174)         (1,571)

Preferred stock dividends                               826             746           2,416           2,166
                                                -------------   -------------   -------------   -------------
Loss applicable to common stockholders          $      (672)    $      (502)    $    (2,590)    $    (3,737)
                                                =============   =============   =============   =============

Basic and diluted loss per common share         $      (.10)    $      (.08)    $      (.40)    $      (.57)
                                                =============   =============   =============   =============

Weighted average shares outstanding:
      Basic                                           6,502           6,500           6,501           6,500
                                                =============   =============   =============   =============
      Diluted                                         6,502           6,500           6,501           6,500
                                                =============   =============   =============   =============


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                -------------------------   -------------------------
                                                    2002          2001          2002          2001
                                                -----------   -----------   -----------   -----------
                                                                   (in thousands)

Net income (loss)                               $     154     $     244     $    (174)    $  (1,571)
Other comprehensive income (loss):
  Unrealized holding gain arising during
    period                                          3,144         2,512         3,573         3,371
  Reclassification adjustment of (gain) loss
    on sales of investments included in
    net income                                        (84)         (211)          333          (306)
                                                -----------   -----------   -----------   -----------

Comprehensive income                            $   3,214     $   2,545     $   3,732     $   1,494
                                                ===========   ===========   ===========   ===========


        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                      Three Months Ended         Nine Months Ended
                                                         September 30,              September 30,
                                                  -------------------------   -------------------------
                                                      2002          2001          2002          2001
                                                  -----------   -----------   -----------   -----------
                                                                      (in thousands)
Cash Flow From Operating Activities:

Net income (loss)                                 $     154     $     244     $    (174)    $  (1,571)
  Adjustments to reconcile net income (loss) to
  cash provided by (used for) operating
  activities
    Decrease in accrued investment income               198           250           300           367
    Decrease (increase) in deferred
       acquisition costs                                105         1,118           (39)       (1,109)
    Decrease in receivables from agents                 329           420           630           803
    Decrease (increase) in other assets                 384           467          (706)         (447)
    Decrease in policy liabilities & accruals        (1,711)       (1,836)       (6,818)       (6,676)
    Decrease in accounts payable and other
       Liabilities                                   (4,037)       (1,372)       (3,355)       (3,451)
    Other, net                                          863           921         3,231         2,820
                                                  -----------   -----------   -----------   -----------
  Net Cash (Used For) Provided By Operating
    Activities                                       (3,715)          212        (6,931)       (9,264)
                                                  -----------   -----------   -----------   -----------

Cash Flow From Investing Activities:

  Purchases of fixed maturity investments            (6,485)       (2,941)      (40,392)      (15,939)
  Sales of fixed maturity investments                 6,648         6,083        25,659        19,491
  Maturities and calls of fixed maturity
    Investments                                       3,647         2,517         8,535         5,161
  Purchases of equity securities                          -          (368)            -          (368)
  Sales of equity securities                              -           301         1,477           301
  Net decrease (increase) in short term and
    other investments                                   933        (3,040)       12,450        (8,362)
  Property and equipment purchased                      (41)         (168)         (196)         (648)
                                                  -----------   -----------   -----------   -----------
  Net Cash Provided By (Used For) Investing
    Activities                                        4,702         2,384         7,533          (364)
                                                  -----------   -----------   -----------   -----------

Cash Flow From Financing Activities:

  Issuance of notes payable                               1             -            69        11,305
  Repayment of notes payable                           (353)       (1,361)       (1,012)       (1,811)
  Deferred debt costs                                     -          (120)            -          (467)
                                                  -----------   -----------   -----------   -----------
  Net Cash (Used For) Provided By
    Financing Activities                               (352)       (1,481)         (943)        9,027
                                                  -----------   -----------   -----------   -----------

  Increase (Decrease) In Cash During Period             635         1,115          (341)         (601)
  Cash At Beginning Of Period                         1,361           942         2,337         2,658
                                                  -----------   -----------   -----------   -----------
  Cash At End Of Period                           $   1,996     $   2,057         1,996     $   2,057
                                                  ===========   ===========   ===========   ===========

        See the Notes to the Condensed Consolidated Financial Statements.

                             ASCENT ASSURANCE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)




                                                                            Accumulated
                                                               Capital         Other       Retained       Total
                                            Common Stock      in Excess    Comprehensive   (Deficit)   Stockholders'
                                          Shares     Amount  of Par Value   (Loss)Gain     Earnings       Equity

Balance at December 31, 2001             6,500,000   $  65   $   28,017    $      (121)   $ (25,139)         2,822

  Net loss                                                                                     (174)          (174)
  Preferred Stock dividend                                                                   (2,416)        (2,416)
  Other comprehensive gain, net of tax                                           3,906                       3,906
  Amortization of unearned compensation                              52                                         52
  Common Stock issued                       17,100       -                                                       -
                                        -----------  ------  ------------  -------------  -----------  -------------
Balance at September 30, 2002            6,517,100   $  65   $   28,069    $     3,785    $ (27,729)   $     4,190
                                        ===========  ======  ============  =============  ===========  =============





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

Agent Receivables. In the ordinary course of business, the Company advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $6.8 million and $7.4 million at September 30, 2002 and December 31, 2001, respectively. The Company is reimbursed for these advances from the commissions earned over the respective policy's life. In the event that policies lapse prior to the time the Company has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the Company for the outstanding balance of the commission advance. The Company routinely establishes a reserve for uncollectible agents' balances based upon historical experience and projected commission earnings. As of September 30, 2002 and December 31, 2001, the Company's allowances for uncollectible commission advances were $4.5 million and $4.0 million, respectively.

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

As of September 30, 2002, the Company has reported cumulative pre-tax losses since March 31, 1999, the date it emerged from Chapter 11 bankruptcy proceedings. Realization of the Company's deferred tax asset is dependent upon the return of the Company's operations to profitability. Pre-tax losses during 2000, 2001 and the first nine months of 2002 were principally attributable to adverse claims experience for certain major medical products. Management believes that such product losses can be significantly reduced through aggressive rate increase management. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has increased its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of September 30, 2002 and December 31, 2001.

Earnings  Per Share.  Under GAAP there are two  measures of earnings  per share:
"basic earnings per share" and "diluted earnings per share". Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. Diluted weighted shares exclude all convertible securities for loss periods. For the nine months ended September 30, 2002 and 2001, stock options of 1,015,750 and 1,092,350, respectively, that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                        -------------------------   -------------------------
                                            2002          2001          2002          2001
                                        -----------   -----------   -----------   -----------
                                          (amounts in thousands, except per share amounts)
Net income (loss)                       $     154     $     244     $    (174)    $  (1,571)
Preferred stock dividends                    (826)         (746)       (2,416)       (2,166)
                                        -----------   -----------   -----------   -----------
Loss applicable to common shareholders  $    (672)    $    (502)    $  (2,590)    $  (3,737)
                                        ===========   ===========   ===========   ===========

Weighted average shares outstanding:
   Basic                                    6,502         6,500         6,501         6,500
   Diluted                                  6,502         6,500         6,501         6,500
Basic and diluted loss per share        $    (.10)    $    (.08)    $    (.40)    $    (.57)
                                        ===========   ===========   ===========   ===========

Recently Issued  Accounting  Pronouncements.  In June 2001, the FASB issued SFAS
142, "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets,
(2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted SFAS 142 on January 1, 2002 and did not recognize an impairment loss upon adoption. The Company has no goodwill or indefinite-lived intangible assets. The Company has identified intangible assets totaling $2.8 million included in deferred policy acquisition costs representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. These assets are amortized over the premium paying lives of the policies acquired based upon the present value of the total anticipated future premiums applicable to such policies. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. Going forward, the Company will test these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicate impairment.

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

On June 28, 2002, the FASB voted in favor of issuing SFAS 146, "Accounting for Exit or Disposal Activities". SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company has determined that SFAS 146 will have no impact on its results of operations and financial position.


NOTE 3 - PREFERRED STOCK

Dividends on the Company's preferred stock are payable in cash or through issuance of additional shares of preferred stock, at the Company's option. On September 30, 2002, preferred stock dividends accrued in the third quarter of 2002 were paid through the issuance of 825 shares of preferred stock.

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

                             ASCENT ASSURANCE, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion provides management's assessment of financial condition at September 30, 2002 as compared to December 31, 2001 and results of operations for the three and nine months ended September 30, 2002 as compared to the
comparable  2001  periods  for  the  Company.   This   discussion   updates  the
"Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2001 Report on Form 10-K and should be read in conjunction therewith.

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

|X|  the loss of key management personnel.

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company's reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported for the three and nine months ended September 30, 2002 and 2001. (In thousands except insurance operating ratios.)

                                              Three Months Ended              Nine Months Ended
                                                 September 30,                   September 30,
                                         -----------------------------   -----------------------------
                                              2002            2001            2002            2001
                                         -------------   -------------   -------------   -------------

Premiums                                 $    27,871     $    31,672     $    84,827     $    95,587
Other                                            665             788           1,996           2,659
                                         -------------   -------------   -------------   -------------
Total insurance operating revenue             28,536          32,460          86,823          98,246
                                         -------------   -------------   -------------   -------------

Benefits and claims                           19,525          22,392          60,344          71,767
Commissions                                    3,596           4,219          10,602          13,770
Decrease (increase) in deferred
  Acquisition costs                              105           1,118             (39)         (1,109)
General and administrative expense             5,690           5,529          17,307          19,434
Taxes, licenses and fees                         847           1,076           2,825           3,119
                                         -------------   -------------   -------------   -------------

Total insurance operating expenses            29,763          34,334          91,039         106,981

                                         -------------   -------------   -------------   -------------
  Insurance Operating Results                 (1,227)         (1,874)         (4,216)         (8,735)
                                         -------------   -------------   -------------   -------------

Fee and service revenue                        2,564           4,064           7,729          13,163
Fee and service expenses                      (2,567)         (3,703)         (7,399)        (11,811)
                                         -------------   -------------   -------------   -------------

  Fee and Service Results                         (3)            361             330           1,352
                                         -------------   -------------   -------------   -------------

Net investment income                          1,929           2,186           5,891           6,802
Net realized gain (loss) on investments           84             211            (333)            306
Interest expense on notes payable               (629)           (640)         (1,846)         (1,296)
                                         -------------   -------------   -------------   -------------

  Income (loss) Before Income Taxes              154             244            (174)         (1,571)

Income tax expense                                 -               -               -               -
                                         -------------   -------------   -------------   -------------

    Net Income (Loss)                    $       154     $       244     $      (174)    $    (1,571)
                                         =============   =============   =============   =============

Insurance operating ratios*
  Benefits and claims                           70.1%           70.7%           71.1%           75.1%
  Commissions                                   12.9%           13.3%           12.5%           14.4%
  Decrease (increase) in deferred
    acquisition costs                            0.4%            3.5%            0.0%           (1.2%)
  General and administrative expenses           19.9%           17.0%           19.9%           19.8%
  Taxes, licenses and fees                       3.0%            3.4%            3.3%            3.3%



*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview. For the third quarter of 2002, income before income taxes was $154,000 compared to $244,000 for the corresponding period in 2001. The $90,000 decrease in pre-tax income was primarily due to lower fee and service revenue and investment results, and partially offset by more favorable insurance operating results.

For the nine months ended September 30, 2002, pre-tax loss was ($174,000) compared to pre-tax loss of ($1.6) million for the nine months ended September 30, 2001. The $1.4 million decrease in pre-tax loss was primarily the result of the $4.5 million improvement in insurance operating results in 2002, which was partially offset by a decrease in fee and service revenue and investment results and an increase in interest expense.

The $648,000 and $4.5 million improvement in insurance operating results for the three and nine months ended September 30, 2002 is principally attributable to the 0.6 percentage point and 4.0 percentage point reduction in the benefit and claims to premium ratio, due to a favorable change in major medical product mix. Since July 2000, the Company has been marketing a new major medical policy in all significant marketing regions. This new product was designed to produce a substantially lower benefits and claims to premium ratio than previously marketed major medical products.

Fee and service revenue decreased $365,000 and $1.0 million for the three and nine months ended September 30, 2002 compared to the 2001 periods primarily due to lower sales volumes for the tele-survey operations as a result of the recent economic downturn.

Net investment income decreased $257,000 and $911,000 for the three and nine months ended September 30, 2002 compared to the comparable 2001 periods primarily due to a decline in receivables from agents and lower fixed maturity investment yields, emphasized by a repositioning of the Company's investment portfolio in the latter part of 2001. During the nine months ended September 30, 2002, the Company recorded net realized investment losses of $333,000, which were principally due to the write-down of a WorldCom, Inc. bond investment.

Interest expense for the three and nine months ended September 30, 2002 was $629,000 and $1.8 million, respectively, compared to $640,000 and $1.3 million during the corresponding 2001 periods. The increase for the nine month period is due to debt financing obtained from Credit Suisse First Boston Management Corporation in April 2001. Interest expense related to this financing was $559,000 and $1.6 million for the three and nine months ended September 30, 2002, and included $394,000 and $1.1 million, respectively, of interest paid in kind by issuance of additional notes (see "Liquidity, Capital Resources and Statutory Capital and Surplus").

The following narratives discuss the principal components of insurance operating results.

Premiums. Premium revenue, in thousands, for each major product line is set forth below:

                                       Three Months Ended               Nine Months Ended
                                          September 30,                   September 30,
                                 -----------------------------    -----------------------------
                                      2002            2001             2002            2001
                                 -------------   -------------    -------------   -------------
Major medical:
  First-year                     $     5,539     $     6,683      $    16,965     $    22,059
  Renewal                             12,176          13,394           36,516          37,377
                                 -------------   -------------    -------------   -------------
    Subtotal                          17,715          20,077           53,481          59,436
                                 -------------   -------------    -------------   -------------

Supplemental specified disease:
  First-year                              54             271              301             855
  Renewal                              5,546           5,794           16,889          17,837
                                 -------------   -------------    -------------   -------------
    Subtotal                           5,600           6,065           17,190          18,692
                                 -------------   -------------    -------------   -------------

Medicare supplement:
   First-year                              -               -                -               -
   Renewal                             4,033           4,945           12,603          15,536
                                 -------------   -------------    -------------   -------------
     Subtotal                          4,033           4,945           12,603          15,536
                                 -------------   -------------    -------------   -------------

Other                                    523             585            1,553           1,923
                                 -------------   -------------    -------------   -------------
Consolidated Premium Revenue     $    27,871     $    31,672      $    84,827     $    95,587
                                 =============   =============    =============   =============

Total premiums decreased by $3.8 million, or 12%, for the third quarter of 2002 and $10.8 million, or 11%, for the first nine months of 2002 as compared to the corresponding 2001 periods principally as a result of accelerated lapsing of major medical products marketed prior to July 2000 and the normal lapsing of supplemental specified disease and medicare supplement policies. Premiums from the new comprehensive major medical product, for which marketing began in July 2000, were $9.0 million and $24.2 million for the three and nine months ended September 30, 2002 and $5.6 million and $13.0 million, respectively, for the comparable periods in 2001. The Company is principally marketing major medical products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and
(3) changes in future policy benefit reserves. The ratio of benefits and claims to premiums decreased by 0.6 percentage points and 4.0 percentage points for the three and nine months ended September 30, 2002 compared to the comparable periods in 2001 due primarily to the improved mix of major medical products discussed above. Continued improvement in the Company's benefit and claims to premium ratio is dependent upon the Company's ability to control the impact of rapidly rising healthcare costs on in force business through timely premium rate increases, utilization management and negotiation of favorable provider contracts.

Commissions. The commissions to premiums ratio declined by 0.4 percentage points and 1.9 percentage points for the three and nine months ended September 30, 2002 compared to the comparable periods in 2001, due to a higher percentage of renewal premiums to total premiums. Commission rates on first-year premiums are significantly higher than those for renewal premiums.

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

                                             September 30, 2002              December 31, 2001
                                       -----------------------------   -----------------------------
                                           Market                          Market
Fixed Maturity Securities                  Value             %             Value             %
------------------------------------   -------------   -------------   -------------   -------------
                                       (in thousands)                  (in thousands)
U.S. Government and governmental
  agencies and authorities (except
  mortgage-backed)                     $    11,392           11.4       $    10,823          12.0
Finance                                     21,647           21.7            20,307          22.5
Public utilities                             7,236            7.3             7,452           8.2
Mortgage-backed                             21,728           21.8            10,731          11.9
States, municipalities and political
  subdivisions                               2,890            2.9             2,226           2.5
All other corporate bonds                   34,862           34.9            38,678          42.9
                                       -------------   -------------    -------------  -------------
    Total fixed maturity securities    $    99,755          100.0       $    90,217         100.0
                                       =============   =============    =============  =============

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

                                             September 30, 2002               December 31, 2001
                                       -----------------------------    ----------------------------
Composition of Fixed Maturity              Market                           Market
Securities by Rating                       Value             %              Value            %
------------------------------------   -------------   -------------    -------------  -------------
                                      (in thousands)                   (in thousands)
Ratings
Investment grade:
  U.S. Government and agencies         $    31,296            31.4      $    20,451           22.7
  AAA                                        3,668             3.7            2,180            2.4
  AA                                         8,734             8.7            9,160           10.2
  A                                         33,729            33.8           28,318           31.4
  BBB                                       21,343            21.4           29,723           32.9
Non-Investment grade:
  BB                                           800             0.8              250            0.3
  B and below                                  185             0.2              135            0.1
                                       -------------   -------------    -------------  -------------
    Total fixed maturity securities    $    99,755           100.0      $    90,217          100.0
                                       =============   =============    =============  =============

The Company regularly evaluates its investments for possible impairment to determine if the decline in a security's net realizable value is other than temporary. If the decline is determined to be other than temporary, the Company recognizes an impairment charge in the Consolidated Statements of Operations. The Company considers various factors in determining whether to recognize an impairment charge including, but not limited to, the length of time and extent to which the fair value has been less than the Company's cost basis, the financial condition and near-term prospects of the issuer, and the Company's intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value. The ultimate value realized on these investments is subject to market price volatility until they are sold. During 2002, the Company has recorded realized losses of $448,000 for the recognition of impairment of value considered to be other than temporary for investments in WorldCom, Inc.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments and certificates of deposit, at September 30, 2002 and December 31, 2001 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                              September 30, 2002              December 31, 2001
                                        -----------------------------   -----------------------------
Composition of Fixed Maturity               Market                          Market
Securities by Maturity                      Value             %             Value             %
------------------------------------    -------------   -------------   -------------   -------------
                                       (in thousands)                  (in thousands)
Scheduled Maturity

Due in one year or less                 $     5,529             5.6     $     5,909             6.6
Due after one year through five years        26,377            26.4          27,451            30.4
Due after five years through ten years       26,553            26.6          24,165            26.8
Due after ten years                          19,568            19.6          21,961            24.3
Mortgage-backed and asset-backed
  securities                                 21,728            21.8          10,731            11.9
                                        -------------   -------------   -------------   -------------
    Total fixed maturity securities     $    99,755           100.0        $ 90,217           100.0
                                        =============   =============   =============   =============

Claim Reserves. Claim reserves are established by the Company for benefit payments which have already been incurred by the policyholder, but which have not been paid by the Company. Claim reserves totaled $31.6 million at September 30, 2002 as compared to $37.2 million at December 31, 2001. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Company include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by the Company for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $60.3 million at September 30, 2002 as compared to $61.6 million at December 31, 2001. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the Company's expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Company's claim reserves and policy benefit reserves are determined in accordance with GAAP.

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


LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General. The primary sources of cash for the Company's consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash (used in) provided by operations totaled ($3.7) million and $212,000 for the three months ended September 30, 2002 and 2001, respectively. The decrease in cash provided by operations is principally due to the timing of payments of accounts payable and other liabilities. For the nine months ended September 30, 2002 and 2001, net cash used in operations was ($6.9) million and ($9.3) million, respectively. The decrease in cash used in operations is primarily due to decreases in the cash basis ratio of benefits and claims to premiums.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent's principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires' earned surplus is negative due to statutory losses incurred in recent years. Ascent's principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $1.8 million and $18.2 million during the nine months ended September 30, 2002 and 2001, respectively. As of September 30, 2002, Ascent had approximately $475,000 in unrestricted cash and invested assets.

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

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, ("CSFB"), which is an affiliate of Special Situations Holdings, Inc. - Westbridge (Ascent's largest stockholder). The credit agreement relating to that loan ("CSFB Credit Agreement") provided Ascent with total loan commitments of $11 million (all of which has been drawn). The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three months ended September 30, 2002, Ascent issued $394,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at September 30, 2002 to approximately $13.1 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

Ascent's obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent's subsidiaries (other than those listed above) have also guaranteed Ascent's obligations under the CSFB Credit Agreement. At September 30, 2002, there were no events of default; however, adverse claims experience in excess of management's current expectations could result in events of default under the CSFB Credit Agreement.

Bank Financing. The majority of commission advances to NCM's agents are financed through Ascent Funding, Inc. ("AFI"), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the "Credit Agreement") with LaSalle Bank, NA ("LaSalle") which currently provides AFI with a $6.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of September 30, 2002, $3.9 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires June 5, 2003, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after December 5, 2002) are not eligible for financing. The Company has received a commitment from LaSalle for a seven month renewal of the Credit Agreement until January 5, 2004 under existing terms except for the reduction of the maximum credit loan amount to $4.5 million from $6.5 million. The Company expects to execute definitive documentation for that renewal by November 30, 2002. Failure of the Company to finalize the current renewal or obtain additional renewals of the Credit Agreement could have a material adverse impact on Ascent's liquidity and capital resources. Lack of adequate financing would impair the Company's ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent's results of operations.

AFI's obligations under the Credit Agreement are secured by liens upon substantially all of AFI's assets. AFI's principal assets at September 30, 2002 are net agent receivables of $6.8 million and a cash collateral account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI's obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the "Guaranty Agreement"). As of September 30, 2002, there were no events of default under the Credit or Guaranty Agreements. However, adverse claims experience in excess of management's current expectations could result in events of default under the Guaranty Agreement, Credit Agreement and term loan facility discussed below.

In July 1999, Ascent Management, Inc., ("AMI") received a $3.3 million term loan facility with LaSalle, proceeds of which were used to fund system replacements costs. Advances under the term loan facility are secured by substantially all of AMI's assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments. At September 30, 2002, approximately $1.8 million was outstanding under the term loan facility.

Preferred Stock. Dividends on Ascent's redeemable convertible preferred stock (which is 100% owned by Special Situations Holdings, Inc. - Westbridge) may be paid in cash or by issuance of additional shares of preferred stock, at the Company's option. On September 30, 2002, preferred stock dividends accrued in the third quarter of 2002 were paid through the issuance of 825 shares of preferred stock.

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














ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures" (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

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

3.3 Amendment to the By-Laws of the Company, effective as of April 5, 2001 (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

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

10.7 Third Amendment to Guaranty Agreement dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9 Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.10 Fourth Amendment to Guaranty Agreement dated August 10, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

10.11 First Amendment to Pledge Agreement, dated as of November 30, 2001, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.12 Fifth Amendment to Guaranty Agreement, dated as of November 30, 2001, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.13 Third Amendment to Credit Agreement, dated as of November 30, 2001, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.14 First Amendment to Security Agreement, dated as of November 30, 2001, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

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

10.19 Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed April 25,
        2001).

10.20 Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.21 Employment Agreement, dated September 16, 2001, by and among the Company, Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.22   Employment  Agreement,  dated  September  16,  2001,  by and  among  the
        Company, Ascent Management, Inc., and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.23 Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

99.1 Press Release dated November 14, 2002 announcing the Company's third quarter financial results.

99.2 Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Executive Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  Reports on Form 8-K

The  Registrant  filed a Report on Form 8-K dated  August 2, 2002 in response to
Item 5, Other Events, to report the submission of the certification required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 in connection with its Form 10-Q for the quarterly period ended June 30, 2002 which was filed with the Securities and Exchange Commission on July 31, 2002.

The Registrant filed a Report on Form 8-K dated October 2, 2002 to report the dismissal of PricewaterhouseCoopers, LLP as its independent accountant and the engagement of Ernst & Young, LLP as the independent accountant for the Company for the fiscal year ending December 31, 2002.

--------------------------------------------------------------------------------
                                                                       Form 10-Q



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       ASCENT ASSURANCE, INC.




                                        /s/ Cynthia B. Koenig
                                       ----------------------------------------
                                       Cynthia B. Koenig
                                       Senior Vice President,
                                       Chief Financial Officer and Treasurer
                                       (Principal Financial and
                                       Accounting Officer)
















Dated at Fort Worth, Texas
November 14, 2002












                  Certification of Principal Executive Officer

I, Patrick J. Mitchell, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                              /s/ Patrick J. Mitchell
                                             ----------------------------------
                                             Patrick J. Mitchell
                                             Chairman of the Board and
                                             Chief Executive Officer

































                  Certification of Principal Financial Officer

I, Cynthia B. Koenig, certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002

                                          /s/ Cynthia B. Koenig
                                         -------------------------------------
                                         Cynthia B. Koenig
                                         Senior Vice President,
                                         Chief Financial Officer and Treasurer