Form 10-K
period 2002-12-31
ASCENT ASSURANCE INC
filed 2003-03-07
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to____
Commission File Number 1-8538

ASCENT ASSURANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1165000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

110 West Seventh Street, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

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

Yes           X                  No
                           ________                   _______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in the definitive Proxy Statement or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes           X                  No
                           ________                   _______

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes           X                  No
                            ________                   _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

              Yes                                No       X
                            ________                    _______

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $2,286,235 as of February 27, 2003. As of February 27, 2003, 6,532,100 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement for the 2003 Annual Meeting, to be filed with the securities and Exchange Commission on or before April 30, 2003, are incorporated by reference under part III of thsi Form 10-K.

ASCENT ASSURANCE, INC.

2002 FORM 10-K ANNUAL REPORT

PART I

ITEM 1 — BUSINESS

GENERAL

Ascent Assurance, Inc. (“Ascent”) is the successor to a Delaware company originally incorporated in 1982 as an insurance holding company. Ascent is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners. Ascent’s predecessor, Westbridge Capital Corp. (“Westbridge”), filed Chapter 11 reorganization proceedings on September 16, 1998. Ascent emerged from such proceedings on March 24, 1999. References herein to the “Company” shall mean for all periods on or prior to March 31, 1999, Westbridge and its subsidiaries, and for all periods on or after the close of business on March 31, 1999, Ascent and its subsidiaries.

The Company’s revenues result primarily from premiums and fees from the insurance products sold or reinsured by its wholly-owned life and health insurance subsidiaries, National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”) and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”. The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2002: Florida – 17%, Texas — 15 % and Oklahoma – 6%. Since 1998, new business has been produced only in NFL and FLICA, with FLICA underwriting approximately 73% of new policies issued. Since April 2000, NFL has reinsured approximately 60% of the risk under new major medical policies issued by FLICA.

The Company also derives fee and service revenue from (i) telemarketing services, (ii) printing services and (iii) renewal commissions for prior year sales of unaffiliated insurance products.

MARKETING DISTRIBUTION SYSTEM

NationalCare® Marketing, Inc. (“NCM”), a wholly-owned subsidiary, is the principal distribution channel for the products of NFL and FLICA. NCM maintains an agency force that is organized by geographic region. All members of NCM’s agency force are independent contractors and all compensation received is based upon sales production and the persistency of such production. NCM’s agents market the insurance products of NFL and FLICA on a one-to-one basis to individuals who are either, not covered under group insurance protection normally available to employees of business organizations or, who wish to change or supplement existing coverage.

Sales leads for NCM’s agents are generated principally by the Company’s tele-survey subsidiary, Precision Dialing Services (“PDS”). By utilizing a predictive automated dialing system, PDS is able to generate quality sales leads that maintain the efficiency of NCM’s agency force. By providing these sales leads, NCM believes that its ability to attract experienced agents as well as new agents is enhanced.

DESCRIPTION OF PRODUCTS

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently underwritten by NFL and FLICA are medical expense reimbursement and supplemental policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premiums. The principal product groups currently underwritten by NFL and FLICA are summarized below:

Comprehensive major medical products — These products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of inpatient medicines. The policies provide a number of options with respect to annual deductibles, coinsurance percentages and maximum benefits. After the annual deductible is met, the insured is generally responsible for a percentage of eligible expenses up to a specified annual stop-loss limit. Thereafter, the remainder of eligible expenses incurred during the calendar year by such insured is covered up to certain maximum aggregate policy limits. All such products are guaranteed renewable pursuant to the provisions of the Health Insurance Portability and Accountability Act, 42 U.S.C. § 300 et seq. (“HIPAA”).

Hospital/surgical major medical products — These products are similar to comprehensive major medical products except that benefits are generally limited to hospital/surgical services (services such as routine well care physician visits and prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher. All such products are also guaranteed renewable pursuant to HIPAA.

Supplemental specified disease products — These products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” policies, which provide fixed benefits or lump sum payments upon diagnosis of certain types of internal cancer. Benefits are payable directly to the insured following diagnosis of or treatment for a covered illness or injury. Specified disease products are generally guaranteed renewable by contract, but are exempt from HIPAA.

Major medical products comprise approximately 98% of new business sales. These products are individually underwritten based upon medical information provided by the applicant prior to issue. Information provided in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. In addition, the major medical products currently underwritten by NFL and FLICA are stringently underwritten and include a para-med examination or other medical tests, depending on the age of the applicant.

Prior to 1998, some of the Insurance Subsidiaries also underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. Such Insurance Subsidiaries continue to receive renewal premiums on Medicare Supplement policies sold prior to that date.

See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of premium revenue by product.

COMPETITION

The accident and health insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, favorable ratings from A.M. Best Company, Inc. (“A.M. Best”) and larger staffs than the Company. Competitive factors applicable to the Company’s business include product mix, policy benefits, service to policyholders and premium rates. The Company believes that its current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Company’s ability to remain competitive. The Insurance Subsidiaries are not currently rated with A.M. Best. The Company believes that its lack of an A.M. Best rating is not a significant factor affecting its ability to sell its products in the markets that it serves.

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield and HMOs, provide various alternatives for defraying hospitalization and medical expenses. Much of this health coverage is sold on a group basis to employer-sponsored groups. The federal and state governments also provide programs for the payment of the costs associated with medical care through Medicare and Medicaid. These major medical programs generally cover a substantial amount of the medical expenses incurred as a result of accidents or illnesses. The Company’s major medical products are designed to provide coverage which is similar to these major medical insurance programs, but are sold primarily to persons not covered by an employer-sponsored group.

The Company’s supplemental specified disease products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray non-medical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Company competes only indirectly with those insurers providing major medical insurance, however, other insurers may expand coverage in the future which could reduce future sales levels and profit margins. Medicare supplement products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. Future government programs may reduce participation by private entities in such government programs.

In addition to product and service competition, there is also very strong competition within the accident and health insurance market for qualified, effective agents. The recruitment and retention of such agents is important to the success and growth of the Company’s business. Management believes that the Company is competitive with respect to the recruitment, training and retention of such agents. However, there can be no assurance that the Company will be able to continue to recruit or retain qualified, effective agents.

STATE REGULATION

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

The National Association of Insurance Commissioners (“NAIC”) is a voluntary association of all of the state insurance commissioners in the United States. The primary function of the NAIC is to develop model laws on key insurance regulatory issues that can be used as guidelines for individual states in adopting or enacting insurance legislation. While the NAIC model laws are accorded substantial deference within the insurance industry, these laws are not binding on insurance companies unless enacted into state law and variations from the model laws from state to state are common.

The Insurance Subsidiaries are all domiciled in Texas and are therefore subject to regulation under Texas laws. The State of Texas has enacted insurance holding company laws that require registration and periodic reporting by insurance companies. Such legislation typically places restrictions on, or requires prior notice or approval of, certain transactions between insurers and other companies within the holding company system, including, without limitation, dividend payments from insurance subsidiaries and the terms of loans and transfers of assets within the holding company structure.

Product Approvals. Generally, before the Company is permitted to market an insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state’s insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Company’s policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Company may wish to take in order to enhance its operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company’s operations. For example, certain states in which the Company does business have adopted NAIC model statutes and regulations relating to market conduct practices of insurance companies. Any limitations or other restrictions imposed on the Company’s market conduct practices by the regulators of a state that has adopted the model statutes and regulations may also be imposed by the regulators in other states that have adopted such statutes and regulations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company’s business, financial condition or results of operations.

In addition, state insurance departments generally require the maintenance of certain minimum loss ratios. The states in which the Company is licensed have the authority to change the minimum mandated statutory loss ratios to which the Company is subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Most states in which the Company writes health insurance products have adopted the loss ratios recommended by the NAIC. The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Company or (ii) any change in the manner in which these minimums are computed or enforced in the future. Similarly, the Company’s ability to increase its premium rates in response to adverse loss ratios is subject to regulatory approval. Failure to obtain such approval could have a material adverse effect on the Company’s business, financial condition and results of operations.

NAIC Accounting Principles. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance, which replaced the current Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Texas Department of Insurance adopted the Codification effective January 1, 2001. The adoption of the Codification did not materially impact statutory surplus of the Insurance Subsidiaries.

Risk-Based Capital. The NAIC’s Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”) provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

o	If a company’s total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its RBC, (the “Company Action Level”), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions.

o	If a company’s total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its RBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed.

o	If a company’s total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its RBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

o	If a company’s total adjusted capital is less than or equal to 70 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

The Texas Department of Insurance adopted the NAIC’s RBC Model Act during 2000. NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2002 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2002, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Premium Writing Ratios. Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus with regards to policyholders (“the premium writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or, establish by order, maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. Only FLICA writes new business in Florida; however, Florida production represents approximately 30% of the Company’s consolidated new business sales. At December 31, 2002, the premium writing ratio for FLICA complied with the limit mandated by Florida law.

Dividends.     Dividends paid by the Insurance Subsidiaries are determined by and subject to the regulations of the insurance laws and practices of the Texas Department of Insurance. Generally, the Texas Insurance Code allows life and health insurance companies to make dividend payments from surplus profits or earned surplus arising from its business. Earned surplus is defined as unassigned surplus excluding any unrealized gains. Texas life and health insurance companies may generally pay ordinary dividends or make distributions of cash or other property in the current twelve month period with a fair market value equal to or less than the greater of 10% of surplus as regards policyholders as of the preceding December 31 or the net gain from operations for the twelve month period ending on the preceding December 31. Dividends exceeding the applicable threshold are considered extraordinary and require the prior approval of the Texas Insurance Commissioner.

The Insurance Subsidiaries are precluded from paying dividends during 2003 without prior approval of the Texas Insurance Commissioner as the companies’ earned surplus is negative. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance.

Guaranty Associations. The Company may be required, under the solvency or guaranty laws of most states in which it does business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Company pays the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Company paid approximately $185,000 during the year ended December 31, 2002.

FEDERAL REGULATION

HIPAA.     This federal regulation mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. Ensuring privacy and security of patient information – “accountability” – is a key component of the legislation. The other key component is “portability”, or an individual’s right, under certain circumstances, to maintain their prior satisfaction of waiting periods or pre-existing coverage limitations when leaving the current group health coverage plan.

In December 2000, final regulations were issued regarding the privacy of individually-identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies and their business associates use and disclose protected information. Under the new HIPAA privacy rules the Company will now be required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information, and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. The effective date of the rules is April 14, 2003.

In February 2003, rules were published related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The rules would require these businesses to establish and maintain confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, systems controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. The rules are effective April 23, 2003. Most covered entities have until April 25, 2005 to comply.

Sanctions for failing to comply with HIPAA standards include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation. Due to the complex nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect.

The Company has formed a HIPAA task force for the purpose of HIPAA compliance. The Company expects to comply with the regulations regarding the privacy of individually-identifiable health information prior to the April 14, 2003 effective date. Due to the uncertainty surrounding the regulatory requirements, the Company cannot be sure that planned systems and programs will comply adequately with the regulations that are ultimately approved. Implementation of additional systems and programs may be required, the cost of which cannot currently be determined. Further, compliance with these regulations require changes to many operational procedures which may lead to additional costs that have not yet been identified.

GLBA.     The Financial Services Modernization Act of 1999 (the “Gramm-Leach-Bliley Act”, or “GLBA”) contains privacy provisions and introduced new controls over the transfer and use of individuals’ nonpublic personal data by financial institutions, including insurance companies, insurance agents and brokers licensed by state insurance regulatory authorities. Numerous pieces of federal and state legislation aimed at protecting the privacy of nonpublic personal financial and health information are pending. The privacy provisions of GLBA that became effective in July 2001 require companies to provide written notice of its privacy practices to all of the Company’s insureds. In addition, the Company provides insureds with an opportunity to state their preferences regarding the Company’s use of their non-public personal information.

GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation which was adopted by numerous state insurance authorities. The Company believes that it is in compliance with the privacy regulations that became effective in 2001.

PENDING HEALTH CARE REFORM

The health care industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include income tax credits for certain individuals, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse affect on the business, financial condition or results of the operations of the Company.

REORGANIZATION EFFECTIVE MARCH 24, 1999

On September 16, 1998, Westbridge commenced its reorganization by filing a voluntary petition for relief under Chapter 11, Title 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), along with a disclosure statement (as amended, the “Disclosure Statement”) and a proposed plan of reorganization (as amended, the “Plan”). The filing of the Disclosure Statement and Plan culminated months of negotiations between Westbridge and an ad hoc committee (the “Creditors’ Committee”) of holders of its 11% Senior Subordinated Notes due 2002 (the “Senior Notes”) and its 7-1/2% Convertible Subordinated Notes due 2004 (the “Convertible Notes”). The Disclosure Statement was approved by entry of an order by the Bankruptcy Court on October 30, 1998. Following the approval of the Plan by the holders of allowed claims and equity interests, the Bankruptcy Court confirmed the Plan on December 17, 1998. The Plan became effective March 24, 1999 (the “Effective Date”). On the Effective Date, Westbridge’s certificate of incorporation and by-laws were amended and restated in their entirety and pursuant thereto, Ascent emerged from such reorganization.

The following summary of the Plan omits certain information set forth in the Plan. Any statements contained herein concerning the Plan are not necessarily complete, and in each such instance reference is made to the Plan, a copy of which is incorporated by reference to Exhibit 2 of Westbridge’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on December 29, 1998. Each such statement is qualified in its entirety by such reference. The Plan provided for the recapitalization of certain old debt and equity interests in Westbridge and the issuance of new equity securities and warrants. Key terms of the Plan included the following:

Cancellation of Existing Securities. Pursuant to the Plan, the following securities of Westbridge were canceled as of the Effective Date: (i) $23.3 million aggregate principal amount and all accrued and unpaid interest on, the Senior Notes, (ii) $77.3 million aggregate principal amount and all accrued and unpaid interest on, the Convertible Notes, (iii) $13.2 million aggregate liquidation preference of and all accrued and unpaid dividends on, Westbridge’s Series A Convertible Redeemable Exchangeable Preferred Stock (the “Old Preferred Stock”), (iv) Westbridge’s Common Stock, par value $.10 per share (the “Old Common Stock”), (v) all outstanding warrants to purchase Old Common Stock, (vi) all outstanding unexercised stock options to purchase Old Common Stock, and (vii) all unvested grants of restricted Old Common Stock.

New Equity Capital Structure. Pursuant to Ascent’s Amended and Restated Certificate of Incorporation, the total number of shares of capital stock Ascent has the authority to issue is 30,040,000, consisting of 30,000,000 shares of common stock, par value $.01 per share (the “New Common Stock”) and 40,000 shares of preferred stock, par value $.01 per share, all of which are designated Series A Convertible Preferred Stock (the “New Preferred Stock”).

Distributions Under the Plan

Cash Distribution

To the holders of Senior Notes other than Credit Suisse First Boston Corporation (“CSFB”), cash payments totaling approximately $15.2 million, which equaled the total Allowed 11% Senior Note Claims (as defined in the Plan) held by creditors other than CSFB, were distributed subject to completion of the exchange of securities as contemplated by the Plan. In order to provide the Company with sufficient funds to make the cash distribution to the holders of the 11% Senior Notes under the Plan, an affiliate of CSFB (the “CSFB Affiliate”) purchased all of the shares of the New Preferred Stock which were not otherwise distributed under the Plan.

Issuance of New Securities

Pursuant to the Plan and the purchase of New Preferred Stock, 6,500,000 shares of New Common Stock and 23,257 shares of New Preferred Stock were issued, subject to the completion of the exchange requirements as contemplated by the Plan, on the Effective Date as follows:

o	To holders of general unsecured claims and Convertible Notes as of December 10, 1998, 6,077,500 shares, and to management at the Effective Date, 32,500 shares, or in aggregate 94% of the New Common Stock issued on the Effective Date. Holders of general unsecured claims and Convertible Notes received their first distribution of shares in partial satisfaction and discharge of their allowed claims in April 1999. The second distribution was made in September 1999 and the remaining shares of New Common Stock were distributed in November 1999.

o	To holders of Old Preferred Stock as of December 10, 1998, 260,000 shares, or 4%, of the New Common Stock issued on the Effective Date and Warrants (“New Warrants”) to purchase an additional 277,505 shares, or 2%, of the New Common Stock issued on the Effective Date, on a fully diluted basis.

o	To holders of Old Common Stock as of December 10, 1998, 130,000 shares, or 2%, of the New Common Stock issued on the Effective Date and New Warrants to purchase an additional 693,761 shares, or 5%, of the New Common Stock issued on the Effective Date, on a fully diluted basis. Fractional shares of New Common Stock were not issued in connection with the Plan. As a result of this provision, certain holders of Old Common Stock received no distribution of New Common Stock or New Warrants under the Plan.

o	To the CSFB Affiliate, in respect of the Senior Notes owned by CSFB as of December 10, 1998, 8,090 shares of New Preferred Stock, together with the 15,167 additional shares of New Preferred Stock purchased by the CSFB Affiliate as described above, were convertible into 4,765,165 shares of the New Common Stock on March 24, 1999. As a result of the New Preferred Stock received by the CSFB Affiliate, together with the 3,093,998 shares of New Common Stock received by the CSFB Affiliate in respect of the Convertible Notes owned by CSFB, the CSFB Affiliate beneficially owned on March 24, 1999 approximately 56.6% of the New Common Stock on an as converted basis, assuming the exercise of all New Warrants and issuance of New Common Stock reserved under the 1999 Stock Option Plan as discussed below. The New Preferred Stock has a stated value of $1,000 per share and a cumulative annual dividend rate of $102.50 per share payable in January of each year in cash or by the issuance of additional shares of New Preferred Stock. The New Preferred Stock is convertible at any time into 204.8897 shares of New Common Stock at an initial conversion price of $4.88 per share of New Common Stock, subject to customary anti-dilution adjustments.

Reservation of Additional New Common Stock

In connection with the New Warrants described above, 971,266 shares of New Common Stock have been reserved for issuance upon the exercise of New Warrants. The New Warrants are exercisable at an initial exercise price of $9.04 per share of New Common Stock, subject to customary anti-dilution adjustments, and will expire on March 24, 2004.

Pursuant to the Plan, up to 1,251,685 shares, or 10%, of the fully diluted number of shares of New Common Stock issued and outstanding on the Effective Date have been reserved for issuance to employees and directors, and up to 387,119 shares, or 3%, of the fully diluted number of shares of New Common Stock issued on the Effective Date have been reserved for issuance to the Company’s marketing agents under the Company’s 1999 Stock Option Plan, which was approved by the Company’s shareholders.

EMPLOYEES

At December 31, 2002, the Company employed 352 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2 — PROPERTIES

The Company’s principal offices are located at 110 West Seventh Street, Fort Worth, Texas. The lease for this facility expires in April, 2003. Westbridge Printing Services, Inc., the Company’s wholly-owned printing subsidiary, maintains its facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. Precision Dialing Services, the Company’s wholly-owned telemarketing subsidiary, maintains its facility at 9550 Forest Lane, Dallas, Texas under a lease agreement which expires in December, 2003. The Company believes that its leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

ITEM 3 — LEGAL PROCEEDINGS

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of management, the Company is not a party to any pending litigation the disposition of which would have a material adverse effect on the Company’s business, financial position or its results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities. The Company’s Common Stock and Warrants are quoted on the over-the-counter bulletin board (“OTC Bulletin Board”). There were 6,532,100 shares of Common Stock and 971,266 Warrants outstanding as of February 27, 2003. The high and low price listed for the Common Stock and Warrants reflects the OTC Bulletin Board closing bid prices of the Company’s securities. The closing bid price on December 31, 2002 was $0.75. There were approximately 331 shareholders of record on December 31, 2002, representing approximately 1,500 beneficial owners.

OTC Bulletin Board

	Common	Stock		Warrant
	High	Low	High		Low
2002
Fourth Quarter	$ 0.80	$ 0.45	$ 0.015		$ 0.005
Third Quarter	1.25	0.60	0.012		0.012
Second Quarter	1.11	0.60	0.020		0.011
First Quarter	1.13	0.57	0.050		0.011

2001
Fourth Quarter	$ 1.100	$ 0.220	$ 0.031		$ 0.016
Third Quarter	1.550	1.050	0.031		0.016
Second Quarter	2.000	1.100	0.016		0.016
First Quarter	2.188	0.750	0.063		0.016

Dividend Policy

The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company’s results of operations and liquidity, see ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, ITEM 1 — “Business — Regulation”, and NOTE 10 — “Statutory Capital And Surplus” to the Company’s Consolidated Financial Statements at Item 8.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes.

Year Ended December 31,	Nine Months Ended December 31,
2002	2001	2000	1999

(in thousands, except per share data)

Statement of Operations Data:
Premiums	$ 111,048	$ 125,206	$ 119,908	$ 86,371
Total revenues	131,278	155,381	149,586	105,972
(Loss) income before income taxes	(931)	(2,119)	(12,939)	3,231
Net (loss) income(3)	(931)	(2,119)	(18,942)	2,106
Preferred stock dividends	3,263	2,932	2,576	1,874
(Loss) income applicable to common shareholders	(4,194)	(5,051)	(21,518)	232

Loss Per Share(3):
Basic	$ (0.64)	$ (0.78)	$ (3.31)	$ (0.04)
Diluted	$ (0.64)	$ (0.78)	$ (3.31)	$ (0.04)

Weighted Average Shares Outstanding
Basic	6,505	6,500	6,500	6,500
Diluted	6,505	6,500	6,500	6,610

                                           ASCENT ASSURANCE, INC.

		Dec	ember 31,		March 31,

2002	2001		2000	1999	1999

                                                                 (in thousands)

Balance Sheet Data:
Cash and invested assets	$ 112,174	$ 116,238	$ 112,235	$ 115,303	$ 129,142
Total Assets	155,440	162,593	160,478	163,690	169,795
Policy liabilities	91,559	98,773	104,084	95,895	95,806
Notes payable(1)	18,189	18,603	8,947	7,162	5,088
Total liabilities	119,283	129,136	128,698	116,649	119,435
Redeemable convertible
preferred stock (2)	33,896	30,635	27,705	23,257	23,257
Stockholders' equity	2,261	2,822	4,075	23,784	27,103

(1)	In April 2001, the Company borrowed an additional $11 million. See “Liquidity, Capital Resources, and Statutory Capital and Surplus” at Item 7.

(2)

At December 31, 2002, consists of 33,896 shares, which are convertible, at the option of the holders thereof, into an aggregate of 6,944,941 shares of common stock at a conversion price of $4.88 per share of common stock.

(3)

Net loss for the year ended December 31, 2000 includes a non-cash charge of $10.4 million related to an increase in the deferred tax asset valuation allowance which increased loss per share and decreased book value per share by $(1.60). See “Financial Condition – Deferred Tax Asset” at Item 7.

WESTBRIDGE CAPITAL CORP

	Three Months		Year Ended
	Ended		December
	March 31, 1999		31, 1998

	(in thousands,	except	per share data)
Statement of Operations Data:
Premiums	$29,948		$ 135,717
Total revenues	36,814		166,650
Extraordinary loss, net of income tax	-		-
Net income (loss)	208		(22,285)
Preferred stock dividends	-		520
Income (loss) applicable to common
stockholders	208		(22,805)

Earnings (Loss) Per Share:
Basic	$ 0.03		$ (3.43)
Diluted	$ 0.03		$ (3.43)

Weighted Average Shares Outstanding:
Basic	7,032		6,640
Diluted	7,032		6,640

SELECTED CONSOLIDATED FINANCIAL DATA (CONTINUED)

WESTBRIDGE CAPITAL CORP

December 31, 1998

(in thousands)
Balance Sheet Data:
Total cash and invested assets	$ 131,708
Total assets	169,741
Policy liabilities	97,987
Notes payable	95,715
Total liabilities	219,886
Redeemable convertible preferred stock	11,935
Stockholders' deficit	(62,080)

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Business Overview. Ascent Assurance, Inc. (“Ascent” or the “Company”) is the successor to a Delaware company incorporated in 1982 as an insurance holding company. Ascent is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly-owned subsidiary. To a lesser extent the Company derives revenue from (i) tele-survey services, (ii) printing services, and (iii) renewal commissions received by the Company for prior year sales of insurance products for unaffiliated insurance carriers.

Critical Accounting Policies. The following discussion provides management’s assessment of financial results and material changes in financial position for the Company. This discussion is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. The Company’s significant accounting policies relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. These policies are discussed below under “Financial Condition” and in Notes 2 and 10 to the Company’s consolidated financial statements at Item 8. The application of these accounting policies requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities and expenses in the Company’s consolidated financial statements. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. For a better understanding of this analysis, reference should be made to Item 1 – “Business” and to Item 8 – “Financial Statements and Supplementary Data”. Certain reclassifications of prior years’ amounts have been made to conform with the 2002 presentation.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Results of Operation and Financial Condition”, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While the Company believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	the ability of the Company to refinance redeemable preferred stock and notes payable maturing in March 2004 and April 2004, respectively;

o	the ability of the Company to renew its existing revolving credit facility for the financing of commission advances to agents which expires in January 2004;

o	the Company's ability to meet minimum regulatory capital requirements for its Insurance Subsidiaries;

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel

Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting the Company or the SEC.

OPERATING RESULTS

Results of operations for Ascent are reported below for 2002, 2001 and 2000.

	2002	2001	2000

Premiums	$ 111,048	$ 125,206	$ 119,908
Other	2,670	3,540	3,336

Total insurance operating revenue	113,718	128,746	123,244
Net investment income	7,722	8,867	9,741

Total insurance revenues	121,440	137,613	132,985

Benefits and claims	78,299	93,376	101,940
Commissions	13,857	17,793	17,969
Decrease (increase) in deferred acquisition costs	215	(889)	(6,818)
General and administrative expense	23,260	25,339	28,284
Taxes, licenses and fees	3,790	4,245	4,540
Interest expense on notes payable to bank	275	596	630
Recognition of premium deficiency	-	-	1,500

Total insurance operating expenses	119,696	140,460	148,045

Insurance operating results	1,744	(2,847)	(15,060)

Fee and service income	9,926	17,376	17,056
Fee and service expenses	10,314	15,703	14,481

Fee and service results	(388)	1,673	2,575

Net realized (loss) gain on investments	(88)	392	(454)
Interest expense on notes payable	(2,199)	(1,337)	-

Loss before income taxes	(931)	(2,119)	(12,939)
Income tax expense	-	-	6,003

Net loss	(931)	(2,119)	(18,942)
Preferred stock dividends	(3,263)	(2,932)	2,576

Net loss to common shareholders	$ (4,194)	$ (5,051)	$(21,518)

Insurance operating ratios*
Benefits and claims	70.5%	74.6%	85.0%
Commissions	12.5%	14.2%	15.0%
Decrease (increase) in deferred acquisition costs	0.2%	(0.7%)	(5.7%)
Recognition of premium deficiency	-	-	1.3%
General and administrative expense	20.5%	19.7%	22.9%
Taxes, licenses and fees	3.4%	3.4%	3.8%

*Ratios	are calculated as a percent of premiums with the exception of the general and administrative expense ratio is calculated as a percent of total insurance operating revenue.

Overview.     The Company’s pre-tax loss for 2002 was ($931,000) compared to a pre-tax loss of ($2.1) million for 2001 and ($12.9) million for 2000. The $1.2 million decrease in pre-tax loss for 2002 from 2001 was primarily the result of the $4.6 million improvement in insurance operating results in 2002 which was partially offset by a ($2.1) million decrease in fee and service results and an increase in interest expense on the note payable of $862,000.

The $4.6 million and $12.2 million improvements in insurance operating results for 2002 and 2001, respectively, are principally attributable to 4.1 and 10.4 percentage point reductions, respectively, in the benefit and claims to premium ratios, due to a favorable change in major medical product mix. Since July 2000, the Company has been marketing a new major medical policy in all significant marketing regions. The new product was designed to produce a substantially lower benefits ratio than previously marketed major medical products.

Fee and service results decreased ($2.1) million for 2002 compared to 2001 principally due to the impact of the extended economic downturn on the Company’s printing and telemarketing subsidiaries. These subsidiaries have been impacted by a reduction in the number of customers as well as reduced order volume from current customers and have also experienced reduced profit margins.

Interest expense on the note payable issued in April 2001 of $11 million increased to $2.2 million in 2002 from $1.3 million in 2001 due to the longer period outstanding for 2002 and the increase in the note payable balance to $13.5 million as of December 31, 2002 for interest paid in kind. In addition, dividends on the redeemable convertible preferred stock increased during 2002 due to the payment of such dividends in kind. At December 31, 2002, total redeemable convertible preferred stock outstanding was $33.9 million. The redeemable preferred stock and note payable mature in March 2004 and April 2004, respectively. The Company must obtain additional financing to retire these obligations when due or restructure these facilities. Failure of the Company to successfully refinance these facilities could have a material adverse impact on the Company’s liquidity, capital resources and results of operations (see Liquidity, Capital Resources and Statutory Capital and Surplus.)

The Company reported no income tax benefit for 2002 and 2001 and incurred tax expense for 2000 of $6.0 million due to the establishment of a valuation allowance beginning December 31, 2000 for all net deferred tax assets. (See “Financial Condition — Deferred Tax Asset”.)

The following narratives discuss the principal components of insurance operating results.

Premiums.     The Insurance Subsidiaries’ premium revenue is derived principally from the following medical expense reimbursement products: comprehensive major medical, hospital/surgical major medical, supplemental specified disease and Medicare supplement. Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of medicines. Hospital surgical major medical products are similar to comprehensive major medical products except that benefits are generally limited to hospital/surgical services and deductibles and coinsurance provisions are generally higher. Supplemental specified disease products include indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” policies, which provide fixed benefits or lump sum payments upon diagnoses of certain types of internal cancer or other catastrophic diseases. Prior to 1998, the Insurance Subsidiaries also underwrote Medicare supplement products and continue to receive renewal premiums from such policies.

Premium revenue, in thousands, for each major product line is set forth below:

	2002	2001	2000

Major medical:
First-year	$ 22,336	$ 28,310	$ 28,082
Renewal	47,572	49,792	37,632

	$ 69,908	$ 78,102	$ 65,714

Supplemental specified disease:
First-year	340	1,077	1,394
Renewal	22,328	23,553	26,287

	$ 22,668	$ 24,630	$ 27,681

Medicare supplement:
Renewal	$ 16,416	$ 20,170	$ 23,927

Other	2,056	2,304	2,586

Consolidated Premium Revenue	$ 111,048	$ 125,206	$ 119,908

Total premiums for 2002 decreased $14.2 million, or 11.3%, as compared to 2001 principally as a result of accelerated lapsing of major medical products marketed prior to July 2000 and the normal lapsing of supplemental specified disease and Medicare supplement policies. Total premiums for 2001 increased $5.3 million, or 4.4% as compared to 2000 as new business production exceeded the expected decline in premiums from the older, closed blocks of business. Comprehensive major medical products comprised 98% and 97% of new business sales in 2002 and 2001, respectively, and represented 63% of consolidated premium revenue for 2002 as compared to 62% for 2001 and 55% for 2000.

In July 2000, the Company began marketing a new comprehensive major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than previously marketed products. Annual premiums for new major medical policies in force at December 31, 2002 were $40.5 million as compared to $29.2 million at December 31, 2001 and $8.7 million at December 31, 2000.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The 4.1 percentage point improvement in the ratio of consolidated benefits and claims to consolidated premiums in 2002 as compared to 2001 and the 10.4 percentage point improvement in 2001 as compared to 2000 is principally attributable to the new major medical product introduced in July 2000. As discussed above, this product was designed to produce a lower benefits and claims to premium ratio. Each year, the new major medical product comprises a greater percentage of total major medical premium revenue.

Commissions.     For 2002, the commissions to premiums ratio decreased by 1.7 percentage points from 2001 as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums. The commissions to premiums ratio declined by 0.8 percentage point in 2001, as compared to 2000, due to a higher percentage of renewal premiums to total premiums.

General and Administrative Expense. General and administrative expenses decreased by $2.1 million in 2002 as compared to 2001, principally due to the decline in first year premiums and new policy issue cost. General and administrative expenses decreased $2.9 million in 2001 as compared to 2000 due to non-recurring expenses incurred in 2000 related to the implementation of the Company’s new policy administration and claims data processing systems and efficiencies realized in 2001 from such systems.

Net Investment Income. Net investment income decreased $1.1 million in 2002 and $0.9 million in 2001 as compared to the corresponding prior year primarily due to a decline in receivables from agents and lower market interest rates for fixed maturity investments.

FINANCIAL CONDITION

Investments.     Investment income is an important source of revenue, and the Company’s return on invested assets has a material effect on net income. The Company’s investment policy is subject to the requirements of regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly-invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company’s investment portfolio is managed by Seneca Capital Management, LLC, a registered investment advisor.

Investment policy is determined by the applicable Board of Directors of the Company and each of the Insurance Subsidiaries. The Company’s current investment policy is to balance its portfolio between long-term and short-term investments so as to achieve long-term returns consistent with the preservation of capital and maintenance of adequate liquidity to meet the payment of the Company’s policy benefits and claims. The current schedule of the Company’s invested asset maturities corresponds with the Company’s expectations regarding anticipated cash flow payments based on the Company’s policy benefit and claim cycle, which the Company believes is medium term in nature. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. Also, up to 5% of the Company’s fixed maturity securities may be invested in higher yielding, non-investment grade securities. The Company’s entire fixed maturity portfolio is classified as “available for sale” and carried at market value.

The following table provides information on the Company’s fixed maturity investments, in thousands, as of December 31:

	20	02			20	01

	Market Value		%	Market Value		%

Fixed Maturities (at market value):
U.S. Government and related agencies	$11,308		11.4	$10,823		12.0
State, county and municipal	1,726		1.7	2,226		2.5
Finance companies	17,834		18.0	20,307		22.5
Public utilities	6,785		6.9	7,452		8.3
Mortgage-backed securities	33,058		33.4	10,731		11.9
All other corporate bonds	28,340		28.6	38,678		42.8

Total Fixed Maturities	$99,051		100.0	$90,217		100.0

Mortgage-backed securities comprised 33.4% of the Company’s fixed maturity portfolio at December 31, 2002 as compared to 11.9% at December 31, 2001. Mortgage-backed securities are subject to risks associated with variable pre-payments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year (in thousands, except percentages):

	2002	2001	2000

Net investment income (1)	$ 6,238	$6,869	$ 7,805
Net realized (loss) gain on investments	(88)	392	(454)
Average gross annual yield on fixed maturities	6.6%	7.0%	7.2%

(1)	Excludes interest on receivables from agents of $1.5 million, $2.0 million and $1.9 million for the years ended December 31, 2002, 2001 and 2000, respectively.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments, at December 31:

	2002		20	01

	Market Value	%	Market Value		%

	(in thousands)		(in thousands)
Ratings(1)
Investment grade:
U.S. Government and agencies	$ 35,366	35.7	$ 20,451		22.7
AAA	10,813	10.9	2,180		2.4
AA	4,607	4.7	9,160		10.2
A	30,459	30.7	28,318		31.4
BBB	16,132	16.3	29,723		32.9
Non-Investment grade:
BB	1,552	1.6	250		0.3
B and below	122	0.1	135		0.1

Total fixed maturity securities	$ 99,051	100.0	$ 90,217		100.0

(1)

Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale. Unrated securities are assigned ratings based on the applicable NAIC designation or the rating assigned to comparable debt outstanding of the same issuer. NAIC 1 fixed maturity securities have been classified as “A” and NAIC 2 fixed maturity securities have been classified as “BBB”.

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designations,” which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 2002, 81.7%, 16.6% and 1.7% of the market value of the Company’s fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments, at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	20	02		20	01

	Market Value		%	Market Value		%

	(in thousand)			(in thousands)
Scheduled Maturity
Due in one year or less	$ 6,604		6.7	$ 5,909		6.6
Due after one year through five years	21,042		21.2	27,451		30.4
Due after five years through ten years	24,489		24.7	24,165		26.8
Due after ten years	13,858		14.0	21,961		24.3
Mortgage-backed securities	33,058		33.4	10,731		11.9

Total fixed maturity securities	$ 99,051		100.0	$ 90,217		100.0

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were $6.3 million and $7.4 million at December 31, 2002 and 2001, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advance. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2002 and 2001, the allowance for uncollectible commission advances was $4.6 million and $4.0 million, respectively.

Deferred Policy Acquisition Costs. Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits. Deferred policy acquisition costs totaled $25.4 million and $25.6 million at December 31, 2002 and 2001, respectively.

A premium deficiency exists if the present value of future net cash flows plus future policy benefit and claims reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. As a result of losses from major medical products issued prior to July 2000, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 related to medical expense reimbursement products issued subsequent to the Company’s fresh start date of March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000. At December 31, 2002 and 2001, there were no premium deficiencies.

Deferred Tax Asset. The Company’s net deferred tax asset before valuation allowance at December 31, 2002 and 2001 was $16.0 million and $17.8 million, respectively. As the Company reported cumulative pre-tax losses of ($9.7) million since the fresh start date of March 31, 1999 through December 31, 2000, principally due to losses from major medical products issued prior to July 2000, applicable GAAP literature required that the Company’s net deferred tax asset be fully reserved as of December 31, 2000. The Company reported additional pre-tax losses of ($0.9) million in 2002 and ($2.1) million in 2001 and has now reported cumulative pre-tax losses since the fresh start date of ($12.8) million. Accordingly, the Company has reported no income tax benefit for 2002 and 2001 and the net deferred tax asset remains fully reserved. The Company expects to record no income tax benefit or expense until the Company achieves a cumulative pre-tax income position since the fresh start date of March 31, 1999. Applicable GAAP literature provides that the deferred tax asset valuation allowance may be eliminated once the Company is no longer in a cumulative loss position, as defined.

At December 31, 2002, the Company had available tax net operating loss carryforwards (“NOLs”) of $54.9 million that expire between 2003 and 2017. The establishment of a valuation allowance for GAAP does not impair the availability of NOLs for utilization in the Company’s federal income tax return.

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $30.9 million at December 31, 2002 as compared to $37.2 million at December 31, 2001. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Management considers many factors when setting reserves including: (1) historical trends; (2) current legal interpretations of coverage and liability; (3) loss payments and pending levels of unpaid claims; and (4) product mix. Based on these considerations, management believes that adequate provision has been made for the Company’s claim reserves. Actual claims paid may deviate, perhaps substantially, from such reserves.

Future Policy Benefit Reserves. Policy benefit reserves are established by each of the Insurance Subsidiaries for their benefit payments that have not been incurred, but, are estimated to be incurred in the future. Policy benefit reserves totaled $60.7 million at December 31, 2002 as compared to $61.6 million at December 31, 2001. The policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, the Insurance Subsidiaries’ claim reserves and policy benefit reserves are determined in accordance with GAAP.

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Insurance Subsidiaries’ policy benefit reserves, each Insurance Subsidiary relies primarily upon its own benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. Persistency rates have a direct impact upon policy benefit reserves because the determinations for this reserve are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

Policy benefit reserve requirements are also interrelated with product pricing and profitability. Each of the applicable Insurance Subsidiaries must price their respective products at a level sufficient to fund their policyholder benefits and still remain profitable. Because such claim and policyholder benefits represent the single largest category of its operating expenses, inaccuracies in the assumptions used to estimate the amount of such benefits can result in the Insurance Subsidiaries failing to price their respective products appropriately and to generate sufficient premiums to fund the payment thereof. The sharp increase in claim loss ratios experienced by certain Insurance Subsidiaries during 2000 was indicative of inadequate pricing for major medical products marketed prior to July 2000.

Because the discount factor used in calculating policy benefit reserves is based upon the rate of return of the investments designed to fund this reserve, the amount of the reserve is dependent upon the yield on these investments. Provided that there is no material adverse experience with respect to these benefits, changes in future market interest rates will not have an impact on the profitability of policies already sold. Because fluctuations in future market interest rates affect the yield on new investments, they also affect the discount factor used to establish, and thus the amount of, its policy benefit reserves for new sales. In addition, because an increase in the policy benefit reserves in any period is treated as an expense for income statement purposes, market interest rate fluctuations can directly affect the profitability for policies sold in such period. It is not possible to predict future market interest rate fluctuations.

In accordance with GAAP, the Insurance Subsidiaries’ actuarial assumptions are generally fixed, and absent materially adverse benefit experience, they are not generally adjusted. Each of the Insurance Subsidiaries monitors the adequacy of its policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of its actuarial assumptions. The adequacy of policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident (such as out-patient versus in-patient care) or prolong life expectancy. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the applicable Insurance Subsidiary insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the need to post additional reserves, which could have a material adverse effect upon an Insurance Subsidiaries’ business, financial condition or results of operations (see “Liquidity, Capital Resources and Statutory Capital and Surplus”).

Reinsurance.     As is customary in the insurance industry, the Insurance Subsidiaries reinsure, or cede, portions of the coverage provided to policyholders to other insurance companies on both an excess of loss and a coinsurance basis. Cession of reinsurance is utilized by an insurer to limit its maximum loss; thereby, providing a greater diversification of risk and minimizing exposures on larger risks. Reinsurance does not discharge the primary liability of the original insurer with respect to such insurance, but the Company, in accordance with prevailing insurance industry practice, reports reserves and claims after adjustment for reserves and claims ceded to other companies through reinsurance.

The Insurance Subsidiaries reinsure risks under each of their respective major medical policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. Risks under the Insurance Subsidiaries’ Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 2002, approximately $0.5 million of the $2.4 million recoverable from reinsurers is related to paid losses. Of this balance, all was recoverable from reinsurers rated “A” or higher by the A.M. Best Company.

Statutory Accounting Practices. The Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices (“SAP”). Under SAP, certain assumptions used in determining the policy benefit reserves, such as claim costs and investment return assumptions, are often more conservative than those appropriate for use under GAAP. In particular, SAP interest rate assumptions for investment results are fixed by statute and are generally lower than those used for GAAP. Another significant difference is that under SAP, unlike GAAP, the Insurance Subsidiaries are required to expense all sales and other policy acquisition costs as they are incurred rather than capitalizing and amortizing them over the expected life of the policy. The effect of this requirement is moderated by the allowance under SAP of an accounting treatment known as the “two year preliminary term” reserve valuation method. This reserve method allows the Insurance Subsidiaries to defer any accumulation of policy benefit reserves until after the second policy year. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries (see “Liquidity, Capital Resources and Statutory Capital and Surplus”).

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash used in operations totaled $5.0 million, $6.6 million and $4.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. The variance in cash used by operations from year to year is principally due to the variance in the cash basis ratio of benefits and claims to premiums.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred in recent years (see “Business – Regulations” at Item 1). Ascent’s principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $2.3 million, $19.3 million and $8.2 million during 2002, 2001 and 2000, respectively, as a result of combined statutory losses incurred by the Insurance Subsidiaries for those years of $2.7 million, $12.7 million and $17.0 million, respectively. As of December 31, 2002, Ascent had approximately $375,000 in unrestricted cash and invested assets. In February 2003, Ascent funded contributions of $252,000 to two of its insurance subsidiaries.

The statutory losses incurred during recent years resulted from (1) significant losses on major medical products marketed prior to July 2000 (see “Operating Results”) and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Claims experience adverse to management’s current estimates might require capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2003. Additional financing might be required by Ascent in order to make any such “excess” contributions. As a result, adverse claims experience could have a material adverse effect on the Insurance Subsidiaries’ ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore, have a material adverse impact on Ascent’s liquidity and capital resources and results of operations.

CSFB Financing and Preferred Stock. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation (“CSFB”), which is an affiliate of Special Situation Holdings, Inc. – Westbridge (Ascent’s largest common stockholder). The credit agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2002 and 2001, Ascent issued $1.5 million and $987,000, respectively, in additional notes for payment of interest in kind which increased the note payable balance at December 31, 2002 to approximately $13.5 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan. The CSFB Credit Agreement is secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFB Credit Agreement. At December 31, 2002, there were no events of default.

Ascent’s redeemable convertible preferred stock is 100% owned by Special Situations Holdings, Inc. – Westbridge, which is the Company’s largest common stockholder and is also an affiliate of CSFB. Dividends may be paid in cash or by issuance of additional shares of preferred stock, at the Company’s option. During 2002, Ascent paid preferred stock dividends through the issuance of 3,261, 2,930 and 2,575 additional shares of preferred stock in 2002, 2001 and 2000, respectively. The preferred stock is mandatorily redeemable in cash in March 2004.

The Company must obtain additional financing to retire the redeemable preferred stock and note payable when due in early 2004 or restructure these facilities. Failure of the Company to successfully refinance these facilities could have a material adverse impact on the Company’s liquidity, capital resources and results of operation.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly-owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the “Credit Agreement”) with LaSalle Bank, NA (“LaSalle”) that currently provides AFI with a $4.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. In connection with this commission advancing program approximately $3.0 million was outstanding under the Credit Agreement at December 31, 2002.

The Credit Agreement expires January 5, 2004, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after July 5, 2003) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement beyond January 2004 could have a material adverse impact on Ascent’s liquidity and capital resources. Lack of adequate financing would impair the Company’s ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent’s results of operations.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2002 are net agent receivables of $6.3 million and a cash collateral account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI’s obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the “Guaranty Agreement”). As of December 31, 2002, there were no events of default under the Credit or Guaranty Agreements.

In July 1999, Ascent Management, Inc. (“AMI”) received a $3.3 million term loan from LaSalle, proceeds of which were used to fund system replacement costs. Advances under the term loan facility are secured by substantially all of AMI’s assets and the Guaranty Agreement. Under the terms of the loan, principal is payable in 60 equal monthly installments beginning January 31, 2000. At December 31, 2001, approximately $1.6 million was outstanding under the term loan facility.

On January 31, 2003, pursuant to the terms of the Credit Agreement, AFI liquidated the $2.6 million cash collateral account pledged to LaSalle. Approximately $640,000 of the funds were used to reduce the outstanding loan balance under the Credit Agreement to $2.4 million as of January 31, 2003. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent on January 31, 2003. The proceeds of this dividend were used to fully pay off AMI’s term loan facility. In addition, AMI’s assets and capital stock were pledged as collateral under the Credit Agreement.

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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s primary objectives in managing its cash flow and investments are to maximize investment income and yield while preserving capital and minimizing credit risks. To attain these objectives, investment policies and strategies are developed using expected underwriting results, forecasted federal tax positions, regulatory requirements, forecasted economic conditions including expected fluctuations in interest rates and general market risks.

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company’s investment portfolio that consists largely (89.8%) of fixed income securities. The Company’s investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

Interest Rate Risk. Interest rate risk is the price sensitivity of a fixed income security to changes in interest rates. The Company evaluates the potential changes in interest rates and market prices within the context of asset and liability management. Asset and liability management involves forecasting the payout pattern of the Company’s liabilities, consisting primarily of accident and health claim reserves, to determine duration and then matching the duration of the liabilities to fixed income investments with a similar duration. Through active portfolio asset and liability management, the Company believes that interest rate risk is mitigated.

Credit Risk. The company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 – “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and Note 3 – “Investments” to the Company’s Consolidated Financial Statements.) Approximately 1.7% of the Company’s fixed-income portfolio market value is comprised of less than investment grade securities. The Company’s investment policy allows up to 5% of the Company’s fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company’s investment portfolio (over 95% investment grade), management believes the Company has marginal risk with regard to credit quality.

Prepayment Risk. Mortgage-backed securities investors are compensated primarily for prepayment risk rather than credit quality risk. During periods of significant interest rate volatility, the underlying mortgages may repay more quickly or more slowly than anticipated. If the repayment of principal occurs earlier than anticipated during periods of declining interest rates, investment income may decline due to the reinvestment of these funds at the lower current market rates. To manage prepayment risk, the Company limits the type of mortgage-backed structures invested in and restricts the portfolio’s total exposure in mortgage-backed securities. If the repayment occurs later than expected during periods of increasing interest rates, the cost of funds to pay liabilities may increase due to the mismatching of assets and liabilities.

Sensitivity Analysis. The Company regularly conducts various analyses to gauge the financial impact of changes in interest rate on its financial condition. The ranges selected in these analyses reflect management’s assessment as being reasonably possible over the succeeding twelve-month period. The magnitude of changes modeled in the accompanying analyses should, in no manner, be construed as a prediction of future economic events, but rather, be treated as a simple illustration of the potential impact of such events on the Company’s financial results.

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 50 and 100 basis points from their levels at December 31, 2002, and with all other variables held constant. A 50 and 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company’s fixed income investments of $2.2 million and $4.4 million, respectively. Similarly, a 50 and 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company’s fixed income investments of $2.2 million and $4.4 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Reports of Independent Auditors.

All other Financial Statement Schedules are omitted because they are not applicable or the required Information is shown in the Financial Statements or notes thereto.

Report of Independent Auditors

The Board of Directors and Stockholders
Ascent Assurance, Inc.

We have audited the accompanying consolidated balance sheet of Ascent Assurance, Inc., as of December 31, 2002, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2002. Our audit also included the financial statement schedules as of December 31, 2002 and for the year then ended listed in the Index at Item 15 (a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascent Assurance, Inc., at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

 /s/ Ernst & Young LLP

Dallas, Texas
February 26, 2003

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Ascent Assurance, Inc.

In our opinion, the 2001 and 2000 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Ascent Assurance, Inc. and its subsidiaries at December 31, 2001 and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of December 31, 2001 and for the years ended December 31, 2001 and 2000 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 /s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas
March 8, 2002

ASCENT ASSURANCE, INC.
CONSOLIDATED BALANCE SHEETS

December 31,

2002	2001

Assets	(in thousands, except per share data)
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost
$95,580 and $90,475)	$ 99,051	$ 90,217
Short-term investments	10,877	21,801
Other investments, at market value (cost $381 and $1,746)	368	1,883

Total Investments	110,296	113,901

Cash	1,878	2,337
Accrued investment income	1,312	1,710
Receivables from agents, net of allowance for doubtful
accounts of $4,630 and $4,013	6,298	7,412
Deferred policy acquisition costs, net	25,385	25,600
Property and equipment, net of accumulated
depreciation of $4,986 and $3,904	3,806	5,436
Other assets	6,465	6,197

Total Assets	$ 155,440	$ 162,593

Liabilities, Redeemable Convertible Preferred Stock and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$ 60,660	$ 61,571
Claim reserves	30,899	37,202

Total Policy Liabilities and Accruals	91,559	98,773

Accounts payable and other liabilities	9,535	11,760
Notes payable to bank	4,660	6,616
Notes payable to related party	13,529	11,987

Total Liabilities	119,283	129,136

Commitments and Contingencies
Redeemable convertible preferred stock	33,896	30,635

Stockholders' Equity
Common stock ($0.01 par value, 30,000,000 shares
authorized; 6,517,100 and 6,500,000 shares issued
and outstanding)	65	65
Capital in excess of par value	28,072	28,017
Accumulated other comprehensive income
(loss), net of tax	3,457	(121)
Retained Deficit	(29,333)	(25,139)

Total Stockholders' Equity	2,261	2,822

Total Liabilities, Redeemable Convertible
Preferred Stock and Stockholders' Equity	$ 155,440	$ 162,593

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

	2002		2001		2000

Revenues:	(in thous	ands	except per sha	re	data)
Premiums:
First-year	$ 23,131		$ 29,984		$ 30,984
Renewal	87,917		95,222		88,924

Total Premiums	111,048		125,206		119,908

Net investment income	7,722		8,867		9,741
Fee and service income	9,926		17,376		17,056
Other insurance revenues	2,670		3,540		3,335
Net realized (loss) gain on investments	(88)		392		(454)

Total Revenue	131,278		155,381		149,586

Benefits, claims and expenses:
Benefits and claims	78,299		93,376		101,940
Decrease (increase) in deferred acquisition costs	215		(889)		(6,818)
Commissions	13,857		17,793		17,969
General and administrative expense	23,260		25,339		28,284
Fee and service operating income	10,314		15,703		14,481
Taxes, license and fees	3,790		4,245		4,540
Interest expense on notes payable	2,474		1,933		629
Recognition of premium deficiency	-		-		1,500

Total Expenses	132,209		157,500		162,525

Loss before income taxes	(931)		(2,119)		(12,939)
Federal income tax expense	-		-		6,003

Net Loss	(931)		(2,119)		(18,942)

Preferred stock dividends	3,263		2,932		2,576

Loss applicable to common stockholders	$ (4,194)		$ (5,051)		$ (21,518)

Basic and diluted net loss per common share	$ (0.64)		$ (0.78)		$ (3.31)

Weighted average shares outstanding:
Basic	6,505		6,500		6,500

Diluted	6,505		6,500		6,500

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,

2002	2001	2000

(in thousands)

Net loss	$ (931)	$ (2,119)	$ (18,942)
Other comprehensive income (loss):
Unrealized holding gain arising
during period, net of tax	3,490	2,595	1,227
Reclassification adjustment of (gain)
loss on sales of investments
in net loss, net of tax	88	(392)	300

Comprehensive Income (Loss)	$ 2,647	$ 84	$ (17,415)

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Shares	Stock Amount	Capital In Excess of Par value	Accumulated Other Comprehensive Income (Loss)	Retained(Deficit)Earnings	Total Stock- holders' Equity

Balance at December 31, 1999	6,500,000	$ 65	$ 27,338	$ (3,851)	$ 232	$ 23,784

Net loss					(18,942)	(18,942)
Preferred stock dividend					(2,576)	(2,576)
Other comprehensive income, net of tax				1,527		1,527
Amortization of unearned compensation			282			282

Balance at December 31, 2000	6,500,000	65	27,620	(2,324)	(21,286)	4,075

Net loss					(2,119)	(2,119)
Preferred stock dividend					(2,932)	(2,932)
Other comprehensive income, net of tax				2,203		2,203
Decrease in deferred tax asset valuation
allowance attributable to unrealized
gains on investments					1,198	1,198
Amortization of unearned compensation			397			397

Balance at December 31, 2001	6,500,000	65	28,017	(121)	(25,139)	2,822

Net loss					(931)	(931)
Preferred stock dividend					(3,263)	(3,263)
Other comprehensive income, net of tax				3,578		3,578
Amortization of unearned compensation			55			55
Common stock issued	17,100

Balance at December 31, 2002	6,517,100	$ 65	$ 28,072	$ 3,457	$(29,333)	$ 2,261

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2002	2001		2000

Cash Flow From Operating Activities:		(in thousa	nds)
Net loss	$ (931)	$ (2,119)		$ (18,942)
Adjustments to reconcile net loss to
cash used for operating activities:
Recognition of premium deficiency	-	-		1,500
Decrease in accrued investment income	398	255		65
Decrease (increase) in deferred acquisition costs	215	(889)		(6,818)
Decrease in receivables from agents	497	1,023		674

Provision for uncollectible agent receivables	617	302		(2,349)
(Increase) decrease in other assets	(426)	156		66
(Decrease) increase in policy liabilities and accruals	(7,215)	(5,311)		8,189
(Decrease) increase in accounts payable and accruals	(2,225)	(3,907)		2,075
Decrease in deferred income taxes, net	-	-		7,086
Amortization and depreciation	1,868	1,857		1,340
Amortization of deferred debt costs	158	102		22
Other, net	2,094	1,979		2,217

Net Cash Used for Operating Activities	(4,950)	(6,552)		(4,875)

Cash Flow From Investing Activities:
Purchase of fixed maturity investments	(62,903)	(24,423)		(55,678)
Sales of fixed maturity investments	48,649	30,826		49,463
Maturities and calls of fixed maturity investments	8,560	7,074		4,631
Net decrease (increase) in short term and
other investments	12,379	(14,531)		3,665
Property and equipment purchased	(238)	(918)		(1,443)

Net Cash Provided by (Used for) investing activities	6,447	(1,972)		638

Cash Flow From Financing Activities:
Issuance of notes payable	69	11,305		2,873
Repayment of notes payable	(2,025)	(2,635)		(1,088)
Deferred debt costs	-	(467)		-

Net Cash (Used for) Provided by Financing Activities	(1,956)	8,203		1,785

Decrease in Cash During Period	(459)	(321)		(2,452)
Cash at Beginning of Period	2,337	2,658		5,110

Cash at End of Period	$ 1,878	$ 2,337		$ 2,658

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. (“Ascent”) is the successor to a Delaware company originally incorporated in 1982 as an insurance holding company. Ascent is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly-owned subsidiary. The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2002: Florida - 17%, Texas - 15% and Oklahoma - 6%. The Company has no significant concentrations of credit risks.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently underwritten are medical expense reimbursement and supplemental policies. To a lesser extent the Company derives revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions received by the Company for prior year sales of insurance products underwritten by unaffiliated insurance carriers.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of Ascent Assurance, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior years’ amounts have been made to conform to the 2002 financial statement presentation.

Cash Equivalents. Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments. Short-term investments are stated at cost, which approximates market.

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and non-redeemable preferred stocks), which are included in other investments, are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

Deferred Policy Acquisition Costs (“DPAC”). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in DPAC is the cost of insurance purchased on acquired business. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were $6.3 million and $7.4 million at December 31, 2002 and 2001, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advances. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2002 and 2001, the allowance for uncollectible commission advances was $4.6 million and $4.0 million, respectively.

Property and Equipment. Property and equipment is stated on the basis of cost and consists primarily of furniture, fixtures, leasehold improvements and software. Depreciation is computed principally by the straight-line method for financial reporting purposes using estimated useful lives of 2-10 years.

Future Policy Benefits. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity, withdrawals, persistency and other assumptions which were appropriate at the time the policies were issued. Assumptions used are based on the experience of each of the Insurance Subsidiaries, as adjusted to provide for possible adverse deviation. Generally, these actuarial assumptions are fixed and, absent material adverse benefit experience, are not adjusted.

Claim Reserves. Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Notes Payable. Notes payable are stated at cost, which approximates market.

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The deferred tax asset at December 31, 2002 and 2001 is fully reserved as discussed at Note 9.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided, and collectibility is reasonably assured.

Earnings Per Share. Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share.” Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the years 2002, 2001 and 2000, stock options of 1,014,650, 1,085,850 and 944,600, respectively, and the conversion of the preferred stock (see Note7) could potentially dilute basic earnings per share in the future but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following tables reflect the calculation of basic and diluted earnings per share:

Year Ended December 31,

2002	2001	2000
(in thousands, except per share data)

Basic:
Loss to common shareholders	$ (4,194)	$ (5,051)	$ (21,518)

Weighted average shares outstanding	6,505	6,500	6,500

Loss earnings per share	$ (0.64)	$ (0.78)	$ (3.31)

Diluted:
Loss to common shareholders	$ (4,194)	$ (5,051)	$ (21,518)

Weighted average shares outstanding	6,505	6,500	6,500

Diluted loss per share	$ (0.64)	$ (0.78)	$ (3.31)

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. Important factors known to management that could cause actual results to differ materially from those estimates or contemplated include, but are not limited to:

o	the ability of the Company to refinance redeemable preferred stock and notes payable maturing in March 2004 and April 2004, respectively;

o	the ability of the Company to renew its existing revolving credit facility for the financing of commission advances to agents which expires in January 2004;

o	the Company’s ability to meet minimum regulatory capital requirements for its Insurance Subsidiaries;

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries' ability to accurately estimate claim and settlement expense reserves;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Recently Issued Accounting Pronouncements. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance that replaced the Accounting Practices and Procedures manual as the NAIC’s primary guidance on statutory accounting. The Codification provides guidance for areas where statutory accounting has been silent and changes current statutory accounting in certain areas. The Insurance Department of the State of domicile of the Company’s Insurance Subsidiaries adopted the Codification effective January 1, 2001. Codification did not materially impact the statutory surplus of the Company’s Insurance Subsidiaries.

In June, 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). This statement (as amended by SFAS No. 137, “Accounting For Derivative Instruments and Hedging Activities, Deferral of the Effective Date of SFAS No. 133, an amendment of SFAS No. 133”) is effective for fiscal years beginning after June 15, 2000. The pronouncement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 did not have a material impact on the Company’s results of operations, liquidity or financial position.

In March 2000, the FASB issued FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an interpretation of APB Opinion No. 25” (“FIN 44”). The Company adopted FIN 44 on a prospective basis effective July 1, 2000. The adoption of FIN 44 did not have a material impact on the Company’s results of operations, liquidity or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (SFAS 141”). This statement supercedes APB Opinion No. 16, “Business Combinations” and FASB Statement No. 38, “Accounting for Preacquisition Contingencies of Purchased Enterprises”, and establishes accounting and reporting standards for business combinations. Under the statement, all business combinations in the scope of the statement are to be accounted for using one method, the purchase method. The provisions of the statement apply to all business combinations initiated after June 30, 2001. As the Company has not been a part of any business combination initiated after the effective date, the Company’s financial statements are not affected by SFAS 141.

In June 2001, the FASB issued SFAS 142, “Goodwill and Other Intangible Assets”. SFAS 142 supersedes APB 17, “ Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted SFAS 142 on January 1, 2002 and did not recognize an impairment loss. The Company has no goodwill or indefinite-lived intangible assets. The Company has identified intangible assets totaling $2.8 million included in deferred policy acquisition costs representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. The Company tests these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicates impairment.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for financial statements issued for fiscal years beginning after June 15, 2002. An entity shall recognize the cumulative effect of adoption of SFAS No. 143 as a change in accounting principle. The Company does not expect the adoption of the statement to materially impact the Company’s results of operations and financial position.

In August 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope SFAS No. 121. As a result, goodwill will not be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to materially impact the Company’s results of operations and financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. The provisions of this Statement related to the rescission of SFAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. SFAS No. 145 amends SFAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sales-leaseback transactions. The provisions of this Statement related to SFAS No. 13 shall be effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of the statement to materially impact the Company’s results of operations and financial position.

On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, “Accounting for Exit or Disposal Activities”. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to materially impact the Company’s results of operations and financial position.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institution, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The statement removes acquisitions of financial institutions from the scope of FASB Statements No. 72, and Interpretation 9 and requires those transactions to be accounted for in accordance with FASB Statements No. 141, “Business Combinations”, and No. 142, Goodwill and Other Intangible Assets.” SFAS No. 147 is effective for acquisitions on or after October 1, 2002. The Company does not expect the adoption of the statement to materially impact the Company’s results of operations and financial position.

In November 2002, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45 (“FIN 45”), “ Guarantees,” an interpretation of FASB Statement No. 5, “Accounting for Contingencies.” This interpretaion elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a propective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting and Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has complied with the requirements of SFAS No. 148 in the preparation of this statement (See Note 11 of the Notes To The Consolidated Financial Statements).

NOTE 3 — INVESTMENTS

Major categories of investment income are summarized as follows:

Year Ended December 31,

	2002	2001		2000

		(in thousa	nds)

Fixed maturities	$6,154	$6,424		$7,088
Short-term investments	195	458		741
Interest on receivables from agents	1,484	1,998		1,936
Other	51	138		189

	7,884	9,018		9,954
Less: Investment expenses	162	151		213

Net investment income	$7,722	$8,867		$9,741

Realized gain (loss) on investments are summarized as follows:

Year Ended December 31,

	2002	2001		2000

		(in thousa	nds)

Fixed maturities	$ (178)	$ 392		$ (454)
Equity securities	90	-		-

Realized (loss) gain on investments	$ (88)	$ 392		$ (454)

Unrealized (depreciation) appreciation on investments is reflected directly in stockholders’ equity as a component of accumulated other comprehensive (loss) income and is summarized as follows:

Year Ended December 31,

	2002	2001

	(in tho	usands)
Balance at beginning of period	$ (121)	$ (2,324)
Unrealized appreciation, net of tax, on fixed
maturities available-for-sale	3,729	2,046
Unrealized (depreciation) appreciation, net of tax,
on equity securities and other investments	(151)	157

Balance at end of period	$ 3,457	$ (121)

Estimated market values represent the quoted closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2002 Available-for-Sale
		(in	thousands)
U.S. Government and governmental
agencies and authorities	$ 10,566	$ 749	$ 7	$ 11,308
States, municipalities, and political
subdivisions	1,625	105	4	1,726
Finance companies	16,910	999	75	17,834
Public utilities	6,936	240	391	6,785
Mortgage-backed securities	32,460	600	2	33,058
All other corporate bonds	27,083	1,592	335	28,340

Balance at December 31, 2002	$ 95,580	$ 4,285	$ 814	$ 99,051

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
December 31, 2001 Available-for-Sale
		(in	thousands)
U.S. Government and governmental
agencies and authorities	$ 10,581	$ 273	$ 31	$ 10,823
States, municipalities, and political
subdivisions	2,197	33	4	2,226
Finance companies	20,025	373	91	20,307
Public utilities	7,651	62	261	7,452
Mortgage-backed securities	10,754	87	110	10,731
All other corporate bonds	39,267	527	1,116	38,678

Balance at December 31, 2001	$ 90,475	$ 1,355	$ 1,613	$ 90,217

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 2002, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Amortized Cost	Estimated Market Value

(in thousands)

Due in one year or less	$ 6,499	$ 6,604
Due after one year through five years	19,931	21,042
Due after five years through ten years	22,909	24,489
Due after ten years	13,781	13,858
Mortgage-backed securities	32,460	33,058

	$ 95,580	$ 99,051

A summary of unrealized appreciation (depreciation) on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders’ equity as a component of accumulated other comprehensive loss, is as follows:

December 31,

2002	2001

(in thousands)

Amortized cost	$ 95,624	$ 91,907
Estimated market value	99,081	91,786

Excess (deficit) of market value to amortized cost	3,457	(121)
Estimated tax	-	-

Unrealized appreciation (depreciation), net of tax	$ 3,457	$ (121)

Proceeds from sales and maturities of investments in fixed maturity securities were approximately $57.2 million, $37.9 million and $54.1 million for 2002, 2001 and 2000 respectively. Gross gains of $1.6 million and gross losses of ($1.8) million were realized on fixed maturity investment sales during 2002. Gross gains of $0.7 million and gross losses of ($0.3) million were realized on fixed maturity investment sales during 2001. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities at December 31, 2002 and 2001, are high-yield, unrated or less than investment grade corporate debt securities comprising approximately 1.7% and 0.4% of fixed maturities at December 31, 2002 and 2001, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 2002 and 2001 had a par value totaling $20.9 million and $26.4 million, respectively, and market value totaling $23.1 million and $26.9 million, respectively. At December 31, 2002 and 2001, the Company had pledged short-term investments totaling $2.6 million in connection with its receivables financing program (see Note 6).

NOTE 4 — FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for withdrawals, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

Withdrawals	Issues through 1980 are based on industry experience; 1981 through 2002 issues are based on industry experience and applicable Insurance Subsidiary experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest	Issues through 1980 are 6.5% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years except for certain NationalCare® and Supplemental Hospital Income issues which are 8% graded to 6% in 8 years and LifeStyles Products which are 9% graded to 7% in 10 years. 1993 and later issues are 7% level. Certain policies acquired in 1992 are 6.4% level while other policies acquired in 1993 and 1994 are 6% level. Policies acquired in the acquisition of NFIC and AICT are 7% level.

Mortality	Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 use the 1965-1970 Ultimate Table. 1993 and later issues use the 1975-1980 Ultimate Table. Policies acquired in acquisitions use the 1965-1970 Ultimate Table.

Morbidity	Based on industry tables published in 1974 by Tillinghast, Nelson and Warren, Inc. and the 1985 NAIC cancer tables, as well as other population statistics and morbidity studies.

NOTE 5 — CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 2002, 2001 and 2000, to the amounts reported in the Company’s consolidated balance sheets:

Year Ended December 31,

	2002	2001		2000

		(in thousa	nds)

Balance, beginning of the year (gross)	$37,202	$ 42,778		$38,776
Less: Reinsurance recoverable on claim reserves	2,000	2,491		1,501

Net Balance at beginning of period	35,202	40,287		37,275
Incurred related to:
Current year	78,001	94,527		94,516
Prior years	417	(1,785)		1,550

Total incurred	78,418	92,742		96,066

Paid related to:
Current year	55,918	66,250		61,834
Prior years	28,083	31,577		31,220

Total paid	84,001	97,827		93,054

Balance at end of period	29,619	35,202		40,287
Plus: Reinsurance recoverable on claim reserves	1,280	2,000		2,491

Balance at end of period (gross)	$30,899	$ 37,202		$42,778

The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Claims incurred related to prior years for 2000 of $1.55 million was primarily attributable to higher than expected medical inflation and utilization. Claims incurred related to prior years for 2001 of $1.785 million was primarily attributable to actual medical trends for the latter part of 2000 developing more favorably than management’s estimates. Claims incurred related to prior years for 2002 of $0.417 million approximated management’s estimates.

Included in reinsurance recoverables on claim reserves is approximately $0.5 million, $0.9 million and $1.5 million relating to paid claims as of December 31, 2002, 2001 and 2000, respectively.

NOTE 6 — FINANCING ACTIVITIES

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest stockholder.) The credit agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April, 2004. Terms of the CSFB Credit Agreement are equivalent to terms that exist in arm’s-length credit transactions. The Company must obtain additional financing to retire the note payable when it matures or restructure the terms of the note.

Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2002 and 2001, Ascent issued $1.5 million and $987,000, respectively, in additional notes for payment or interest in kind, which increased the note payable balance at December 31, 2002 to approximately $13.5 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan.

The CSFB Credit Agreement is secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding Corporation and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFB Credit Agreement. Under this agreement, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus and RBC ratios for its Insurance Subsidiaries, minimum net worth and other. At December 31, 2002, there were no events of default.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly-owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the “Credit Agreement”) with LaSalle that currently provides AFI with a $4.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. The Credit Agreement is senior to all other financing arrangements of the Company. As of December 31, 2002, $3.0 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum. Interest of $0.2 million, $0.4 million and $0.5 million was expensed and paid in 2002, 2001 and 2000, respectively.

The Credit Agreement expires January 5, 2004 at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after July 5, 2003) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement beyond January 2004 could have a material adverse impact on Ascent’s liquidity and capital resources. Lack of adequate financing would impair the Company’s ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent’s results of operations.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2002 are net agent receivables of $6.3 million and a short-term investment account pledged to LaSalle of $2.6 million. In addition, Ascent has guaranteed AFI’s obligations under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the “Guaranty Agreement”). Under these agreements, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus and RBC ratios for its Insurance Subsidiaries, minimum net worth and other. As of December 31, 2002, there were no events of default under the Credit or Guaranty Agreements.

In July 1999, Ascent Management, Inc. (“AMI”) entered into a $3.3 million term loan agreement with LaSalle, secured by substantially all of AMI’s assets and the guarantee of Ascent. Principal is payable in 60 equal monthly installments beginning January 31, 2000. As of December 31, 2002, $1.6 million was outstanding under the term loan facility (weighted average interest rate of 6.16%). Interest of $70,000 was expensed and paid in 2002. Interest of $0.2 million was expensed and paid in 2001 and 2000.

On January 31, 2003, pursuant to the terms of the Credit Agreement, AFI liquidated the $2.6 million cash collateral account pledged to LaSalle. Approximately $640,000 of the funds were used to reduce the outstanding loan balance under the Credit Agreement to $2.4 million as of January 31, 2003. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent in January 31, 2003. The proceeds of this dividend were used to fully pay off AMI’s term loan facility on January 31, 2003. In addition, AMI’s assets and capital stock were pledged as collateral under the Credit Agreement.

NOTE 7 — REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At December 31, 2002, 33,896 shares of preferred stock were outstanding, all of which are owned by Special Situations Holdings, Inc. – Westbridge, which is the Company’s largest common stockholder and is also an affiliate of CSFB.

The following summarizes the significant terms of the preferred stock:

o	Stated value of $1,000 per share.

o	Cumulative annual dividend rate of $102.50 per share payable, at a minimum, annually in arrears by the last day of January in each year by issuance of cash or additional shares of preferred stock.

o	Each share of preferred stock is convertible at any time in 204.8897 shares of common stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustments.

The preferred stock is mandatorily redeemable in cash on March 24, 2004 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption. The Company must obtain additional financing to retire the preferred stock when due or restructure the terms of the preferred stock.

During 2002, Ascent paid preferred stock dividends through the issuance of 3,261 additional shares of preferred stock and $1,831 in cash for fractional shares. During 2001, the Company paid preferred stock dividends through the issuance of 2,930 additional shares of preferred stock and $1,603 in cash for fractional shares. In December 2000, the Company paid preferred stock dividends through the issuance of 2,575 additional shares of preferred stock and $825 in cash for fractional shares.

NOTE 8 — DEFERRED POLICY ACQUISITION COSTS (“DPAC”)

A summary of DPAC follows (in thousands):

Year Ended December 31,

	2002	2001	2000

Balance at beginning of period	$ 25,600	$ 24,711	$ 19,393
Deferrals	9,250	8,563	9,816
Adjustment of Fresh Start Balance Sheet	-	645	-
Recognition of premium deficiency	-	-	(1,500)
Amortization expense	(9,465)	(8,319)	(2,998)

Balance at end of period	$ 25,385	$ 25,600	$ 24,711

The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. In general, a premium deficiency exists if the present value of future net cash flow plus future policy benefit and claim reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flow includes assumptions as to future rate increases and persistency. As a result of losses in 2000 for certain major medical products, the Company determined that a premium deficiency of $1.5 million existed at December 31, 2000 with respect to policies issued subsequent to March 31, 1999. Accordingly, deferred policy acquisition costs were reduced by $1.5 million at December 31, 2000 by a non-cash charge to expense.

NOTE 9 — INCOME TAXES

The provision for income taxes is calculated as the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax assets and liabilities at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted.

The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized.

No federal taxes were paid in 2002 and 2001. Federal taxes recovered in 2000 were $1.2 million. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Prior to 2002, FLICA filed a separate federal income tax return. Prior to 2000, NFIC and AICT filed a separate consolidated tax return.

The provision for U.S. federal income taxes charged to continuing operations was as follows:

Year Ended December 31,

	2002	2001	2000

Current	$ -	$ -	$ (206)
Deferred	-	-	6,209

Total provision for income taxes	$ -	$ -	$ 6,003

The differences between the effective tax rate and the amount derived by multiplying the (loss) income before income taxes by the federal income tax rate for the Company’s last three years was as follows:

Year Ended December 31,

	2002	2001	2000

Statutory tax rate	$ (34%)	$ (34%)	$ (34%)
Change in valuation allowance	33%	35%	80%
Other items, net	1%	(1%)	-

Effective tax rates	$ -	$ -	$ 46%

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

Year Ended December 31,

	2002	2001

Deferred Tax Assets:
Policy reserves	$ 4,014	$ 4,116
Net operating loss carryforwards	18,678	17,939
Other deferred tax assets	1,327	1,800

Total deferred tax asset	24,019	23,855

Deferred Tax Liabilities:
Unrealized gain on investments	1,176	-
Deferred policy acquisition costs	3,323	2,533
Other deferred tax liabilities	3,522	3,481

Total deferred tax liability	8,021	6,014

Net Deferred Tax Asset Before Valuation
Allowance	15,998	17,841
Less Valuation Allowance	(15,998)	(17,841)

Net Deferred Tax Asset	$ -	$ -

As of December 31, 2002, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to profitability. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company increased its deferred tax asset valuation allowance by $10.4 million to $18.3 million to fully reserve the remaining net deferred tax assets as of December 31, 2000. As a result of limitations arising from the action of sections 108 and 382 of the Internal Revenue Code, the Company’s net operating loss carryforwards and valuation allowance as of December 31, 1999 were reduced by $9.1 million. Changes in the valuation allowance applicable to the net deferred tax asset for the three years ended December 31, 2002 are as follows:

Year Ended December 31,

	2002	2001	2000

Balance, beginning of year	$ (17,841)	$ (18,263)	$ (16,949)

Decrease in valuation allowance related to permanent
limitations of net operating loss carryforwards	-	-	9,081

Decrease in valuation allowance attributable
to unrealized gains or (losses) on investments	1,176	1,198	-

(Increase)/decrease in valuation allowance charged
to income	667	(776)	(10,395)

Balance, end of year	$ (15,998)	$ (17,841)	$ (18,263)

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders’ surplus account. The aggregate accumulation in the account at December 31, 2002, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when and to the extent that the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes that would approximate $0.9 million have not been provided on such amount.

At both December 31, 2002 and 2001, NFL had approximately $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends that may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 2002, the Company and its wholly-owned subsidiaries have aggregate net operating loss carryforwards, net of bankruptcy related tax attribute reductions, of approximately $55.4 million for regular tax and $55.3 million for alternative minimum tax purposes, which will expire in 2003 through 2017.

NOTE 10 — STATUTORY CAPITAL AND SURPLUS

Under the applicable laws of the states in which insurance companies are licensed, the companies are required to maintain minimum amounts of capital and surplus. Effective September 28, 2000, NFL and FLICA redomesticated from the states of Delaware and Mississippi, respectively, to the state of Texas. As a result, NFL, FLICA, NFIC and AICT are Texas domestic companies and are subject to regulation under Texas insurance laws. Under the Texas Insurance Code, the insurance subsidiaries are required to maintain aggregate capital and surplus of $1.4 million. The following states where the companies are licensed require greater amounts of capital and surplus: California $1.5 million of capital and $2.5 million of surplus, Washington $4.8 million of aggregate capital and surplus and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus which NFL and NFIC must each maintain is $5.0 million. FLICA must maintain a minimum of $4.8 million and AICT must maintain $2.0 million. At December 31, 2002, aggregate statutory capital and surplus for NFL, FLICA, NFIC and AICT was approximately $6.3 million, $7.2 million, $1.7 million and $2.3 million, respectively. Although NFIC’s capital and surplus is less than $5.0 million at December 31, 2002, NFIC voluntarily ceased writing new business effective December 15, 1997. Moreover, NFIC’s capital and surplus exceeds the minimum requirements of its state of domicile, Texas. AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of NFIC includes the statutory capital and surplus of AICT.

As a result of losses from major medical products marketed prior to July 2000, FLICA required significant capital contributions during 2000 and 2001 to comply with minimum statutory capital and surplus requirements. In April 2001, Ascent obtained debt financing of $11 million from a subsidiary of CSFB. The proceeds of this loan were used to fund an $11 million capital contribution to FLICA. Claims experience in excess of management’s current expectations could have a material adverse impact on the Insurance Subsidiaries’ ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore have a material adverse impact on Ascent’s liquidity and capital resources and results of operations.

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

The Insurance Subsidiaries are precluded from paying dividends during 2003 without prior approval of the Texas Insurance Commissioner as the companies’ earned surplus is negative. On September 30, 2000, NFL transferred its 100% ownership of FLICA to Ascent through an extraordinary dividend approved by the Texas Department of Insurance. Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. The Texas Department of Insurance also maintains discretionary powers relative to the declaration and payment of dividends based upon an insurance company’s financial position. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

In December 1992, the NAIC adopted the Risk-Based Capital for Life and/or Health Insurers Model Act (the “Model Act”). The Model Act provides a tool for insurance regulators to determine the levels of statutory capital and surplus an insurer must maintain in relation to its insurance and investment risks and whether there is a need for possible regulatory attention. The Model Act (or similar legislation or regulation) has been adopted in states where the Insurance Subsidiaries are domiciled. The Model Act provides four levels of regulatory attention, varying with the ratio of the insurance company’s total adjusted capital (defined as the total of its statutory capital and surplus, asset valuation reserve and certain other adjustments) to its authorized control level risk-based capital (“RBC”):

o	If a company’s total adjusted capital is less than or equal to 200 percent but greater than 150 percent of its RBC, (the “Company Action Level”), the company must submit a comprehensive plan aimed at improving its capital position to the regulatory authority proposing corrective actions.

o	If a company’s total adjusted capital is less than or equal to 150 percent but greater than 100 percent of its RBC (the “Regulatory Action Level”), the regulatory authority will perform a special examination of the company and issue an order specifying the corrective actions that must be followed.

o	If a Company’s total adjusted capital is less than or equal to 100 percent but greater than 70 percent of its RBC (the “Authorized Control Level”), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control.

o	If a company’s total adjusted capital is less than or equal to 70 percent of its RBC (the “Mandatory Control Level”), the regulatory authority must place the company under its control.

The Texas Department of Insurance adopted the NAIC’s Model Act during 2000. NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2002 filed with the Texas Department of Insurance reflect total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2002, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Authorized Control Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus as regards to policyholders (“the premium writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2002, the premium writing ratio for FLICA, which currently underwrites insurance policies in Florida, met the limit mandated by Florida law.

The statutory financial statements of the Insurance Subsidiaries are prepared using accounting methods that are prescribed or permitted by the insurance department of the respective companies’ state of domicile. Prescribed statutory accounting practices include the NAIC Codification of Statutory Accounting practices as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

A reconciliation of capital and surplus and net loss as reported on a statutory basis by the Company’s Insurance Subsidiaries to the Company’s consolidated GAAP stockholders’ equity and net loss is as follows:

December 31,

	2002	2001		2000

		(in thousa	nds)

Combined statutory capital and surplus	$ 15,183	$ 16,960		$ 13,014

Deferred acquisition costs	25,385	25,600		24,711
Future policy benefits and claims	(5,303)	(7,049)		(14,338)
Unrealized gain (loss) on investments, net of tax	4,276	925		(723)
Income taxes	(783)	(892)		-
Non-admitted assets	37	9		258
Asset valuation reserve	248	494		674
Interest maintenance reserve	1,786	1,389		780
Other	377	303		(139)
Capital contributions to insurance subsidiari	(39,001)	(38,189)		(21,362)
Non-insurance subsidiaries and eliminations	56	3,272		1,200

Consolidated GAAP stockholders' equity	$ 2,261	$ 2,822		$ 4,075

December 31,

	2002	2001		2000

		(in thousa	nds)

Combined statutory loss	$ (2,677)	$ (12,725)		$ (16,956)

Deferred acquisition costs, net of amortization	(215)	889		6,818
Future policy benefits and claims	976	4,804		(5,761)
Recognition of premium deficiency	-	-		(1,500)
Income taxes	-	(1,835)		(4,754)
Other	690	1,364		261
Non-insurance subsidiaries and elimination	295	5,384		2,950

Consolidated GAAP net loss	$ (931)	$ (2,119)		$ (18,942)

NOTE 11 — EMPLOYEE BENEFIT PLANS

In September 1986, a subsidiary of the Company established a retirement savings plan (“401(k) plan”) for its employees. As amended in August 1999, such employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code (“IRC”) and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501 (a) of the IRC. The subsidiary is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees of this subsidiary who participate may contribute up to 10% of pre-tax compensation, including commissions, bonuses and overtime. This subsidiary may make discretionary contributions, determined by its Board of Directors, up to 50% of the employees’ first 3% of deferred compensation. Certain IRC required limitations may be imposed for participants who are treated as “highly compensated employees” for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Contributions to the 401 (k) plan in 2002, 2001 and 2000 by the Company’s subsidiaries approximated $72,000, $81,000 and $92,000, respectively.

1999 Stock Option Plan On March 24, 1999, Ascent’s Board of Directors adopted the 1999 Stock Option Plan (the “1999 Plan”) in order to further and promote the interest of Ascent, its subsidiaries and its shareholders by enabling Ascent and its subsidiaries to attract, retain and motivate employees of one of its subsidiaries, non-employee directors and consultants (including marketing agents) or those who will become such employees, non-employee directors and consultants (including marketing agents). Pursuant to the 1999 Plan, 1,251,685 shares of common stock are reserved for issuance to such employees and directors and 387,119 shares are reserved for issuance to marketing agents. The maximum term of an award under the 1999 Plan is 10 years.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by Ascent’s Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

A summary of stock option activity is as follows:

Year Ended December 31,

	2002	2001	2000

Outstanding at January 1	1,085,850	944,600	1,096,750
Granted	135,000	155,750	42,950
Exercised	(17,100)	-	-
Forfeit / Cancelled / Expired	(189,100)	(14,500)	(195,100)

Outstanding at December 31	1,014,650	1,085,850	944,600

The weighted average option exercise price was $2.30, $2.63 and $2.82 for options outstanding at December 31, 2002, 2001 and 2000, respectively. For options granted, weighted average exercise price was $0.65, $1.49 and $1.63 for 2002, 2001 and 2000. For options forfeited / cancelled / expired, the weighted average exercise price was $3.23, $2.77 and $2.74, respectively. For options exercised in 2002, the weighted average exercise price was $.01.

The weighted average fair value of options granted during 2002, 2001 and 2000 was $0.47, $1.26 and $1.57. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: dividend yield of 0% for all years; expected volatility of 1.214, 1.218 and 1.839; risk-free interest rate of 4.32% for 2002, 4.65% for 2001 and 6.57% for 2000; expected life of 3 years for 2002 and 5 years for 2001 and 2000.

Because the Company's employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. The Company applies the fair value method in accounting for stock options issued to consultants (including marketing agents).

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $55,000 in 2002, $400,000 in 2001 and $300,000 in 2000.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compenstaion, to stock-based employee compensation.

Year Ended December 31,

	2002	2001	2000

Net loss to common stockholders	$ (4,194)	$ (5,051)	$ (21,518)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(273)	(392)	(190)

Pro forma net loss	$ (4,467)	$ (5,443)	$ (21,708)

Loss per share:
Basic - as reported	$ (0.64)	$ (0.78)	$ (3.31)
Basic - pro forma	$ (0.69)	$ (0.84)	$ (3.34)

Diluted - as reported	$ (0.64)	$ (0.78)	$ (3.31)
Diluted - pro forma	$ (0.69)	$ (0.84)	$ (3.34)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported net loss for future years.

The following table summarizes information about the stock options outstanding at December 31, 2002:

Option Outstanding	Option Exercisable

Weighted Average Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	# Shares Exercisable	Weighted Average Exercise Price

$ 0.01	253,800	6.25	253,800	$ 0.01
$ 0.65	135,000	2.25	135,000	0.65
$ 1.49	155,750	8.75	-	-
$ 1.63	18,150	7.25	-	-
$ 4.39	451,950	6.25	-	-

	1,014,650	6.12	388,800	$ 0.23

NOTE 12 — REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. Each Insurance Subsidiary remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total premiums ceded to other companies were $4.0 million, $2.8 million and $4.0 million for 2002, 2001 and 2000, respectively. Face amounts of life insurance in force ceded approximated $17.2 million, $16.6 million and $12.6 million at December 31, 2002, 2001 and 2000, respectively.

The Insurance Subsidiaries reinsure their respective risks under their Medical Expense policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. Risks under Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates. All reinsurers of the Company’s Insurance Subsidiaries are rated “A” or higher by the A.M. Best Company.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

The Company’s future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 2002 aggregated $4.6 million. The amounts due by year are as follows: 2003 — $1.2 million; 2004 — $1.1 million; 2005 — $1.0 million; 2006 — $0.4 million; 2007 — $0.4 million; and thereafter — $ 0.5 million. The Company’s principal office lease for which lease payments totaled approximately $500,000 in 2002 expires in April 2003. The Company expects to enter into a new principal office lease with comparable terms and conditions. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $1.8 million, $2.0 million and $2.1 million in 2002, 2001 and 2000, respectively.

In the normal course of their business operations, the Insurance Subsidiaries, continue to be involved in various claims, lawsuits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the disposition of these or any other legal matters will not have a material adverse effect on the Company’s business, consolidated financial position or results of operations.

The Company’s Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on the Company’s results of operations.

NOTE 14 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company’s last two years of operations is as follows:

		Quarter	Ended

	March 2002	June 2002	September 2002	December 2002

Premium income	$ 28,934	$ 28,022	$ 27,871	$ 26,221
Net investment income	2,022	1,940	1,929	1,830
Net realized gain (loss) on investment	51	(468)	84	245
Fee, service and other income	3,365	3,131	3,229	2,871

Total revenues	$ 34,372	$ 32,625	$ 33,113	$ 31,167

(Loss) income before income taxes	(359)	31	154	(758)
Net (loss) income	(359)	31	154	(758)
Preferred stock dividend	785	805	826	847
Loss applicable to common stockholders	(1,144)	(774)	(672)	(1,605)
Loss per share:
Basic	$ (0.18)	$ (0.12)	$ (0.10)	$ (0.25)
Diluted	$ (0.18)	$ (0.12)	$ (0.10)	$ (0.25)

		Quarter	Ended

	March 2001	June 2001	September 2001	December 2001

Premium income	$ 31,974	$ 31,941	$ 31,672	$ 29,619
Net investment income	2,322	2,294	2,186	2,065
Net realized gain (loss) on investments	42	52	211	87
Fee, service and other income	5,609	5,362	4,852	5,093

Total revenues	$ 39,947	$ 39,649	$ 38,921	$ 36,864

(Loss) income before income taxes	(1,051)	(764)	244	(548)
Net income	(1,051)	(764)	244	(548)
Preferred stock dividend	710	710	746	766
Loss applicable to common
stockholders	(1,761)	(1,474)	(502)	(1,314)
Loss per share:
Basic	$ (0.27)	$ (0.23)	$ (0.08)	$ (0.20)
Diluted	$ (0.27)	$ (0.23)	$ (0.08)	$ (0.20)

NOTE 15 — FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and short-term investments. The carrying amount reported in the balance sheet for cash and short-term investments approximates its fair value.

Accounts receivable and accounts payable. The carrying amounts reported in the balance sheet for accouts receivable and accounts payable approximates their fair value

Available-for-sale securities. The fair values for available-for-sale securities are based on quoted market prices (See Note 3).

Notes payable. The carrying amounts of the Company’s notes payable approximate their fair value.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

(in thousands)

December 31,

	2002	2001

Assets:
Cash	$ 347	$ 897
Short-term investments	28	299
Equity securities, at market value	9	21
Investment in consolidated subsidiaries	51,528	48,622
Receivables from affiliates	1,897	655
Other assets	216	403

Total Assets	54,025	50,897

Liabilities:
Note payable	13,529	11,987
Payable to subsidiaries	2,813	3,175
Other liabilities	1,526	2,278

Total Liabilities	17,868	17,440

Redeemable Convertible Preferred Stock	33,896	30,635

Stockholders' Equity:
Common stock	65	65
Capital in excess of par value	28,072	28,017
Accumulated other comprehensive income (loss),
net of tax	3,457	(121)
Retained Deficit	(29,333)	(25,139)

Total Stockholders' Equity	2,261	2,822

Total Liabilities, Redeemable Convertible
Preferred Stock and Stockholders' Equity	$ 54,025	$ 50,897

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

Year Ended December 31,

	2002	2001		2000

		(in thousa	nds)

Net investment income	$ 18	$ 56		$ 308
Realized gain on investments	-	56		24

	18	112		332

Inter-company interest on advances to subsidiaries	-	20		109
General and administrative expenses	646	781		218
Interest expense on notes payable	2,199	1,338		-
Taxes, licenses and fees	63	192		119

	2,908	2,331		446

Loss before income taxes and equity in
undistributed net earning of subsidiaries	(2,890)	(2,219)		(114)
Expense from income taxes	-	-		2,773

	(2,890)	(2,219)		(2,887)
Equity in undistributed net income (loss) of
subsidiaries	1,959	100		(16,055)

Net loss	(931)	(2,119)		(18,942)
Preferred stock dividends	3,263	2,932		2,576

Loss applicable to common shareholders	$(4,194)	$(5,051)		$(21,518)

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
STATEMENTS OF COMPREHENSIVE INCOME

Year Ended December 31,

	2002	2001		2000

		(in thousa	nds)

Net loss	$ (931)	$(2,119)		$(18,942)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during
period, net of tax	(4)	50		22
Reclassification adjustment of gain on
sales of investments included in net
income, net of tax	-	(56)		(16)
Other comprehensive income (loss) on
investment in subsidiaries:
Unrealized holding gain during period,
net of tax	3,494	2,545		1,805
Reclassification adjustment of gain on sales
of investments included in net income, net
of tax	88	(336)		(284)

Comprehensive income (loss)	$ 2,647	$ 84		$(17,415)

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share data)

	Common Share	Stock Amount	Capital in Excess of Par Value	Acumulated Other Comprehensive Loss	Retained (Deficit) Earnings	Total Stockholders' Equity

Balance at December 31, 1999	6,500,000	$ 65	$ 27,338	$ (3,851)	$ 232	$ 23,784

Net loss					(18,942)	(18,942)
Preferred stock dividend					(2,576)	(2,576)
Other comprehensive income, net of tax				1,527		1,527
Amortization of unearned compensation			282			282

Balance at December 31, 2000	6,500,000	65	27,620	(2,324)	(21,286)	4,075

Net loss					(2,119)	(2,119)
Preferred stock dividend					(2,932)	(2,932)
Other comprehensive income, net of tax				2,203		2,203
Decrease in deferred tax asset valuation allowance attributable to unrealized gain on investments
					1,198	1,198
Amortization of unearned compensation			397			397

Balance at December 31, 2001	6,500,000	65	28,017	(121)	(25,139)	2,822

Net loss					(931)	(931)
Preferred stock dividend					(3,263)	(3,263)
Other comprehensive income, net of tax				3,578		3,578
Amortization of unearned compensation			55			55
Common Stock Options Exercised	17,100				-	-

Balance at December 31, 2002	6,517,100	$ 65	$ 28,072	$ 3,457	$ (29,333)	$ 2,261

The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS

Year Ended December 31,

	2002	2001	2000

Cash Flow from Operating Activities:
Net loss	$ (931)	$(2,119)	$(18,942)
Adjustments to reconcile net loss
to cash provided by operating activities:
Equity in undistributed net (loss) income of
subsidiaries	(1,959)	(100)	16,055
Decrease (increase) in accrued investment income	-	29	(26)
Decrease in deferred tax asset	-	-	646
Increase in receivables from subsidiaries	(1,242)	(655)	-
Decrease (increase) in other assets	187	(351)	(2)
Decrease in other liabilities	(753)	(318)	(765)
(Decrease) increase in payables to subsidiaries	(362)	(3,980)	4,999
Other, net	2,718	3,238	1,685

Net Cash (Used For) Provided by Operating Activities	(2,342)	(4,256)	3,650

Cash Flow from Investing Activities:
Proceeds from sale of fixed maturity investments	-	1,240	246
Cost of fixed maturity investments acquired	-	-	(2,660)
Net change in short-term and other investments	279	1,362	3,004
Dividends received from subsidiaries	2,325	6,971	-
Capital contributions to subsidiaries	(812)	(16,827)	(6,860)

Net Cash Used For Investing Activities	1,792	(7,254)	(6,270)

Cash Flow from Financing Activities:
Issuance of note payable	-	11,000	-

Net Cash Provided by Financing Activities	-	11,000	-

Decrease in Cash During the Period	(550)	(510)	(2,620)
Cash at Beginning of Period	897	1,407	4,027

Cash at End of Period	$ 347	$ 897	$ 1,407

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims and Benefits Payable	Premium Revenue	Net investment Income	Benefits and Claims Expense	Amortization of Policy Acquisition Costs	Other Operating Expenses	Premiums Writtem*

Year Ended December 31, 2002:
Total	$ 25,385	$60,660	$30,899	$111,048	$ 7,722	$ 78,299	$ 9,465	$44,445	$112,513

Year Ended December 31, 2001:
Total	$ 25,600	$61,571	$37,202	$125,206	$ 8,867	$ 93,376	$ 8,319	$55,805	$125,515

Year Ended December 31, 2000:
Total	$ 24,711	$61,306	$42,778	$119,908	$ 9,741	$101,940	$ 2,998	$67,683	$120,667

*Premium Written - Amounts do not apply to life insurance/other.

SCHEDULE IV

REINSURANCE

(in thousands, except percentages)

	Gross Amount	Ceded to other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2002
Life insurance in force	$ 53,054	$ 17,200	$ -	$ 35,854	-

Premiums:
Life	$ 587	$ 100	$ -	$ 487	-
Accident and health	113,077	3,854	1,013	110,236	0.92%
Other	325	-	-	325	-

Total premiums	$113,989	$ 3,954	$ 1,013	$111,048	0.91%

Year Ended December 31, 2001
Life insurance in force	$ 53,128	$ 16,577	$ -	$ 36,551	-

Premiums:
Life	$ 572	$ 63	$ -	$ 509	-
Accident and health	125,846	2,709	1,170	124,307	0.94%
Other	390	-	-	390	-

Total premiums	$126,808	$ 2,772	$ 1,170	$125,206	0.93%

Year Ended December 31, 2000
Life insurance in force	$ 46,744	$ 12,553	$ -	$ 34,191	-

Premiums:
Life	$ 497	$ 12	$ -	$ 485	-
Accident and health	121,601	3,939	1,257	118,919	1.06%
Other	504	-	-	504	-

Total premiums	$122,602	$ 3,951	$ 1,257	$119,908	1.05%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Period	Additions(Reductions) Charged to Costs and Expenses	Deductions (Charge-Off)	Balance at End of Period

Year Ended December 31, 2002:
Allowance for doubtful agents'
receivables	$ 4,013	$ 617	$ -	$ 4,630

Deferred tax valuation allowance	$ 17,841	$ (667)	$ (1,176)	$ 15,998

Year Ended December 31, 2001:
Allowance for doubtful agents'
receivables	$ 3,711	$ 824	$ (522)	$ 4,013

Deferred tax valuation allowance	$ 18,263	$ 776	$ (1,198)	$ 17,841

Year Ended December 31, 2000:
Allowance for doubtful agents'
receivables	$ 6,060	$ (722)	$ (1,627)	$ 3,711

Deferred tax valuation allowance	$ 16,949	$ 1,314	$ -	$ 18,263

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 2, 2002, the Company dismissed PricewaterhouseCoopers, LLP as its independent accountant and engaged Ernst & Young, LLP as the accountant for the Company for the fiscal year ended December 31, 2002. Further information relating to the change in accountants is incorporated herein by reference to Item 4 from the Company’s Form 8-K, which was filed on October 9, 2002.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers is incorporated herein by reference to “Election of Directors” and “Certain Information Regarding the Executive Officers” from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

ITEM 11 — EXECUTIVE COMPENSATION

Executive compensation is incorporated herein by reference to “Election of Directors — Executive Compensation” from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MANNERS

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Principal Stockholders” and “Election of Directors — Security Ownership of Management” from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

The following table provides information for the Company’s stock option plan as of December 31, 2002:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issurance Under Equity Compensation Plans (Excluding securities reflected in Col. (a) (c)

Equity compensation plans approved by security holders	1,014,650	$ 2.30	607,054
Equity compensation plans not approved by security holders	-	-	-

Total	1,014,650	$ 2.30	607,054

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to “Principal Stockholders” and “Election of Directors” from the Company’s definitive proxy statement for the 2003 Annual Meeting of Stockholders, which will be filed on or before April 30, 2003.

ITEM 14 – CONTROLS AND PROCEDURES

Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or, in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)     The documents set forth below are filed as part of this report.

(1)   Financial Statements:

Reference is made to ITEM 8, “Index to Financial Statements and Financial Statement Schedules.”

Financial Statements and Report of Ernst & Young LLP, Independent Auditors, and Report of
PricewaterhouseCoopers LLP, Independent Accountants
Report of Ernst & Young LLP, Independent Auditors
Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Balance Sheets at December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to the Consolidated Financial Statements

(2)   Financial Statement Schedules:

Reference is made to ITEM 8, “Index to Financial Statements and Financial Statement Schedules.”

The following financial statement schedules are filed as part of this report on 10-K and should be read in conjunction with the financial statements:

Schedule II — Condensed Financial Information of Registrant
Schedule III — Supplementary Insurance Information
Schedule IV — Reinsurance
Schedule V — Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)   Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

2.1	First Amended Plan of Reorganization of Westbridge Capital Corp. Under Chapter 11 of the Bankruptcy Code, dated as of October 30, 1998 (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on September 21, 1998).

2.2	Amended Disclosure Schedule Accompanying the First Amended Plan of Reorganization of Westbridge Capital Corp. under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on September 21, 1998).

2.3	Findings of Fact, Conclusions of Law, and Order confirming the First Amended Plan of Reorganization of Westbridge Capital Corp. dated October 30, 1998, as modified (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on December 29, 1998).

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of the Company, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of the Company, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between the Company and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Credit Agreement dated as of June 6, 1997 between Westbridge Funding Corporation and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2	Guaranty Agreement dated as of June 6, 1997 by Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3	Pledge Agreement dated as of June 6, 1997 between Westbridge Marketing Corporation and LaSalle National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4	Security Agreement dated as of June 6, 1997 between Westbridge Funding Corporation for the benefit of LaSalle National Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.5	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.6	Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.7	Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 1998).

10.8	Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 1998).

10.9	Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on September 21, 1998).

10.10	Employment Agreement dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick H. O'Neill (incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed on September 21, 1998).

10.11	First Amendment and Waiver to Credit Agreement among Westbridge Funding Corporation, Westbridge Capital Corp. and LaSalle National Bank dated as of September 8, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.12	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.13	Registration Rights Agreement dated as of March 24, 1999 between the Company and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.14	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to the Company’s Schedule 14A filed with the Commission on April 30, 1999).

10.15	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.16	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.17	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.18	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.19	Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.20	Extension of Employment Agreement, dated as of September 15, 1998, by and among the Company, Westbridge Management Corp. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.22	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.23	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.24	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.25	First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.26	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2001).

10.27	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 25, 2001).

10.28	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 25, 2001).

10.29	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 25, 2001).

10.30	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 25, 2001).

10.31	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association.

10.32	Employment Agreement, dated as of September 16, 2001, by and among the Company, Ascent Management, Inc., and Mr. Patrick J. Mitchell.

10.33	Employment Agreement, dated as of September 16, 2001, by and among the Company, Ascent Management, Inc., and Mr. Patrick H. O'Neill.

10.34	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association, Incorporated by reference to Exhibit 10.23 to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2002)

10.35*	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association.

10.36*	Employment Agreement dated as of December 18, 2002, by and between the Company, Ascent Management, Inc. and Mr. Patrick J. Mitchell.

10.37*	Employment Agreement dated as of December 18, 2002, by and between the Company, Ascent Management, Inc. and Mr. Patrick H. O'Neill.

10.38*	Employment Agreement dated as of January 10, 2003, by and between the Company, Ascent Management, Inc. and Mr. Konrad H. Kober.

10.39*	Employment Agreement dated as of January 10, 2003, by and between the Company, Ascent Management, Inc. and Ms. Cynthia B. Koenig.

10.40*	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent Assurance, Inc. and LaSalle Bank National Association.

10.41*	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association.

10.42*	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association.

10.43*	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent Assurance, Inc. and LaSalle Bank National Association.

10.44*	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable.

10.45*	First Amendment to Credit Agreement dated February 26, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation.

99.1*	Press Release dated March 6, 2003 announcing the Company’s Fourth Quarter Financial results.

99.2*	Certification of Patrick J. Mitchell, Chairman of the Board and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

21.1*	List of Subsidiaries of Ascent Assurance, Inc.

23.1*	Consent of Ernst & Young, LLP

23.2*	Consent of PricewaterhouseCoopers, LLP

(b)     Report on Form 8-K.

The Registrant filed a Report on Form 8-K dated October 2, 2002 to report the dismissal of PricewaterhouseCoopers, LLP as its independent accountant and the engagement of Ernst & Young, LLP as the accountant for the Company for the fiscal year ended December 31, 2002.

___________________________

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of March, 2003.

ASCENT ASSURANCE, INC.

/s/ Cynthia B. Koenig
Cynthia B. Koenig
Senior Vice President and Chief Financial Office
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Mitchell	Director, Chairman of the Board	March 6, 2003
(Patrick J. Mitchell)	and Chief Executive Officer

/s/ John H. Gutfreund	Director	March 6, 2003
(John H. Gutfreund)

/s/ Richard H. Hershman	Director	March 6, 2003
(Richard H. Hershman)

/s/ Michael A. Kramer	Director	March 6, 2003
(Michael A. Kramer)

/s/ Robert A. Peiser	Director	March 6, 2003
(Robert A. Peiser)

/s/ James K. Steen	Director	March 6, 2003
(James K. Steen)

/s/ Paul E. Suckow	Director	March 6, 2003
(Paul E. Suckow)

Certification of Principal Executive Officer

I, Patrick J. Mitchell, certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Patrick J. Mitchell
Patrick J. Mitchell
Chairman of the Board and Chief Executive Officer

Certification of Principal Financial Officer

I, Cynthia B. Koenig, certify that:

1.	I have reviewed this annual report on Form 10-K of the Company;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.

The Company’s other certifying officers and myself are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Company’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.

The Company’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 6, 2003

/s/ Cynthia B. Koenig
Cynthia B. Koenig
Senior Vice President,
Chief Financial Officer and Treasurer

Exhibit 21.1

SUBSIDIARIES OF ASCENT ASSURANCE, INC.

Percentage Subsidiary	Ownership

1. National Foundation Life Insurance Company (Texas)	100%

2. American Insurance Company of Texas (Texas)	100%

3. National Financial Insurance Company (Texas)	100%

4. Freedom Life Insurance Company of America (Texas)	100%

5. Ascent Funding, Inc. (Delaware)	100%

6. Foundation Financial Services, Inc. (Nevada)	100%

7. NationalCare® Marketing, Inc. (Delaware)	100%

8. Westbridge Printing Services, Inc. (Delaware)	100%

9. Ascent Management, Inc. (Delaware)	100%

10. Precision Dialing Services, Inc. (Delaware)	100%

11. Senior Benefits, LLC (Arizona)	100%

12. LifeStyles Marketing Group, Inc. (Delaware)	100%

13. Health Care-One Insurance Agency, Inc. (California)	50%

14. Pacific Casualty Company, Inc. (Hawaii)	100%

15. HPI Marketing, Inc. (Delaware)	100%

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82155) pertaining to the Ascent Assurance, Inc. 1999 Stock Option Plan of our report dated February 26, 2003, with respect to the consolidated financial statements and schedules of Ascent Assurance, Inc. included in the Form 10-K for the year ended December 31, 2002.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
Dallas, Texas
March 6, 2003

Exhibit 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-82155) of Ascent Assurance, Inc. and its subsidiaries (Ascent) of our report dated March 8, 2002 relating to the financial statements and financial statement schedules of Ascent and its subsidiaries as of December 31, 2001 and for the years ended December 31, 2001 and 2000 which appear in this Form 10-K.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP
Dallas, Texas
March 4, 2003