Form 10-Q
period 2003-03-31
ASCENT ASSURANCE INC
filed 2003-05-09
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2003
OR
(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-8538

ASCENT ASSURANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State of Other Jurisdiction of Incorporation or Organization)	73-1165000 (I.R.S. Employer Identification No.)
3100 Burnett Plaza, 801 Cherry Street, Unit 33, Fort Worth, Texas (Address of Principal Executive Offices)	76102 (Zip Code)

Registrant's Telephone Number, including Area Code
(817) 878-3300
Registrant's Shareholder and Investor Relations Telephone Number
(817) 877-3048

Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock (par value $.01)
Warrants to purchase Common Stock

Indicate, by check mark, whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES     X         NO

Indicate, by check mark whether the Registrant has filed all documents and reports, required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934, subsequent to the distribution of securities under a plan confirmed by a court.

YES     X         NO

Indicate, by check mark, whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

YES                 NO    X

Common Stock — Par value $0.01; 6,532,100 shares outstanding at May 9, 2003.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2003 (Unaudited)	December 31, 2002 (Audited)
	(in thousands, except per share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $97,092 and $95,580)	$100,834	$99,051
Short-term investments	8,074	10,877
Other investments (cost $373 and $381)	364	368

Total Investments	109,272	110,296
Cash	1,612	1,878
Accrued investment income	1,358	1,312
Receivables from agents, net of allowance for doubtful accounts of $4,788
and $4,630	5,754	6,298
Deferred policy acquisition costs	22,387	22,546
Property and equipment, net of accumulated depreciation of $5,441 and $4,986	3,367	3,806
Other assets	9,334	9,304

Total Assets	$153,084	$155,440

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$59,605	$60,660
Claim reserves	30,098	30,899

Total Policy Liabilities and Accruals	89,703	91,559
Accounts payable and other liabilities	10,820	9,535
Notes payable to bank	2,000	4,660
Notes payable to related party	13,939	13,529

Total Liabilities	116,462	119,283

Commitments and Contingencies Redeemable Convertible Preferred Stock	34,764	33,896

Stockholders' Equity:
Common stock ($.01 par value, 30,000,000 shares authorized;
6,532,100 and 6,517,100 shares issued and outstanding)	65	65
Capital in excess of par value	28,073	28,072
Accumulated other comprehensive income, net of tax	3,733	3,457
Retained deficit	(30,013)	(29,333)

Total Stockholders' Equity	1,858	2,261

Total Liabilities, Redeemable Convertible Preferred Stock
And Stockholders' Equity	$153,084	$155,440

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands, except per share data)
Revenues:
Premiums:
First-year	$5,386	$6,029
Renewal	20,923	22,905

Total premiums	26,309	28,934
Net investment income	1,680	2,022
Fee and service income	2,651	2,689
Other insurance revenues	617	676
Net realized gain on investments	109	51

Total revenue	31,366	34,372

Benefits, claims and expenses:
Benefits and claims	17,946	20,976
Decrease in deferred acquisition costs	159	5
Commissions	3,235	3,629
General and administrative expenses	5,592	5,968
Fee and service operating expense	2,677	2,530
Taxes, licenses and fees	959	1,022
Interest expense on notes payable	609	601

Total expenses	31,177	34,731
Income (loss) before income taxes	189	(359)
Federal income tax expense (benefit)	-	-

Net income (loss)	$189	$(359)
Preferred stock dividends	869	785

Loss applicable to common stockholders	$(680)	$(1,144)

Basic and diluted loss per common share	$(.10)	$(.18)

Weighted average shares outstanding:
Basic	6,527	6,500

Diluted	6,527	6,500

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Net income (loss)	$189	$(359)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	385	(1,509)
Reclassification adjustment of gain on sales of
investments included in net income (loss)	(109)	(51)

Comprehensive income (loss)	$465	$(1,919)

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock Shares Amount		Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Stockholders' Equity
Balance at December 31, 2002	6,517,100	$65	$28,072	$3,457	$(29,333)	$2,261
Net income					189	189
Preferred stock dividend					(869)	(869)
Other comprehensive gain, net of tax				276		276
Amortization of unearned
compensation			1			1
Common stock issued	15,000	-				-

Balance at March 31, 2003	6,532,100	$65	$28,073	$3,733	$(30,013)	$1,858

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(in thousands)

Cash Flow From Operating Activities:
Net income (loss)	$189	$(359)
Adjustments to reconcile net income (loss) to cash provided by (used for) operating activities:
(Increase) decrease in accrued investment income	(46)	234
Decrease in deferred acquisition costs	159	5
Decrease (increase) in receivables from agents	386	(102)
Provision for uncollectible agent receivables	158	157
(Increase) decrease in other assets	(30)	457
Decrease in policy liabilities & accruals	(1,856)	(2,094)
Increase (decrease) in accounts payable and other liabilities	1,285	(119)
Other, net	932	940

Net Cash Provided By (Used For) Operating Activities	1,177	(881)

Cash Flow From Investing Activities:
Purchases of fixed maturity investments	(27,320)	(22,864)
Sales of fixed maturity investments	23,029	9,016
Maturities and calls of fixed maturity investments	2,717	3,458
Sales of equity securities	13	-
Net decrease in short term and other investments	2,794	10,735
Property and equipment purchased	(16)	(15)

Net Cash Provided By Investing Activities	1,217	330

Cash Flow From Financing Activities:
Issuance of notes payable	-	57
Repayment of notes payable	(2,660)	(340)

Net Cash Used For Financing Activities	(2,660)	(283)

Decrease In Cash During Period	(266)	(834)
Cash At Beginning Of Period	1,878	2,337

Cash At End Of Period	$1,612	$1,503

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Ascent Assurance, Inc. (“Ascent”) is the successor to a Delaware company incorporated in 1982 as an insurance holding company. Ascent, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners (Ascent and its subsidiaries are collectively hereinafter the “Company”).

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”, and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”) and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) tele-marketing services, (ii) printing services, and (iii) renewal commissions received for prior year sales of insurance products underwritten by unaffiliated insurance carriers.

NOTE 2 – ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior years’ amounts have been made to conform to the 2003 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cash Equivalents. Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments. Short-term investments are stated at cost, which approximates market.

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and nonredeemable preferred stocks), which are included in other investments, are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

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

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $5.8 million and $6.3 million at March 31, 2003 and December 31, 2002, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of March 31, 2003 and December 31, 2002, the Company’s allowances for uncollectible commission advances were $4.8 million and $4.6 million, respectively.

Property and Equipment. Property and equipment is stated on the basis of cost and consists primarily of furniture, fixtures, leasehold improvements and software. Depreciation is computed principally by the straight-line method for financial reporting purposes using estimated useful lives of 2 to 10 years.

Future Policy Benefits. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity, withdrawals, persistency and other assumptions, which were appropriate at the time the policies were issued. Assumptions used are based on the Insurance Subsidiaries experience as adjusted to provide for possible adverse deviation. Generally, these actuarial assumptions are fixed and, absent material adverse benefit experience, are not adjusted.

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

As of March 31, 2003, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to profitability. Projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has adjusted its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of March 31, 2003 and December 31, 2002.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collectibly is reasonably assured.

Earnings Per Share. Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the first quarter ended March 31, 2003 and 2002, stock options of 974,150 and 1,085,850, respectively, and the conversion of the preferred stock could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$189	$(359)
Preferred stock dividends	(869)	(785)

Loss applicable to common shareholders	$(680)	$(1,144)

Weighted average shares outstanding:
Basic	6,527	6,500
Diluted	6,527	6,500
Basic and diluted loss per share	$(0.10)	$(0.18)

Recently Issued Accounting Pronouncements.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets". SFAS 142 supersedes APB 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. SFAS 142 (1) prohibits the amortization of goodwill and indefinite-lived intangible assets, (2) requires testing of goodwill and indefinite-lived intangible assets on an annual basis for impairment (and more frequently if the occurrence of an event or circumstance indicates an impairment), (3) requires that reporting units be identified for the purpose of assessing potential future impairments of goodwill and (4) removes the forty-year limitation on the amortization period of intangible assets that have finite lives. The Company adopted SFAS 142 on January 1, 2002 and did not recognize an impairment loss. The Company has no goodwill or indefinite-lived intangible assets. At March 31,2003, the Company has identified intangible assets totaling $1.8 million included in other assets representing the estimated present value of future profits of certain insurance policies acquired prior to March 1999. The Company has determined that there is no indication of impairment related to these assets and that the useful lives assigned to the assets are appropriate. The Company tests these intangibles for impairment annually or more frequently if the occurrence of an event or circumstances indicates impairment.

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

In August 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Statement requires that long-lived assets to be disposed of other than by sale be considered held and used until they are disposed of. SFAS No. 144 requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121. SFAS No. 121 requires that such assets be measured at the lower of carrying amounts or fair value less cost to sell and to cease depreciation (amortization). SFAS No. 144 requires a probability-weighted cash flow estimation approach in situations where alternative courses of action to recover the carrying amount of a long-lived asset are under consideration or a range of possible future cash flow amounts are estimated. As a result, discontinued operations will no longer be measured on a net realizable basis, and future operating losses will no longer be recognized before they occur. Additionally, goodwill will be removed from the scope SFAS No. 121. As a result, goodwill will not be required to be allocated to long-lived assets to be tested for impairment. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company does not expect the adoption of this statement to materially impact the Company's results of operations and financial position.

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

On June 28, 2002, the FASB voted in favor of issuing SFAS No. 146, "Accounting for Exit or Disposal Activities". SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force (EITF) has set forth in the EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The scope of SFAS No. 146 also includes (1) costs related to terminating a contract that is not a capital lease and (2) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS 146 will be effective for financial statements issued for fiscal years beginning after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to materially impact the Company's results of operations and financial position.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institution, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". The statement removes acquisitions of financial institutions from the scope of FASB Statements No. 72, and Interpretation 9 and requires those transactions to be accounted for in accordance with FASB Statements No. 141, "Business Combinations", and No. 142, Goodwill and Other Intangible Assets." SFAS No. 147 is effective for acquisitions on or after October 1, 2002. The Company does not expect the adoption of the statement to materially impact the Company's results of operations and financial position.

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45 ("FIN 45"), "Guarantees," an interpretation of FASB Statement No. 5, "Accounting for Contingencies." This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantees. This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002. This interpretation did not have a material impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting and Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has complied with the requirements of SFAS No. 148 in the preparation of this statement (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

NOTE 3 – CSFB FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest stockholder). The credit agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April, 2004. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2003, Ascent issued $410,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at March 31, 2003 to approximately $13.9 million. Terms of the CSFB Credit Agreement are equivalent to terms that exist in arm’s-length credit transactions. Ascent must obtain additional financing to retire the note payable when it matures or restructure the terms of the note.

NOTE 4 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At March 31, 2003, 34,764 shares of preferred stock were outstanding, all of which are owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends on Ascent's preferred stock are payable in cash or, through issuance of additional shares of preferred stock, at the option of Ascent. On March 31, 2003, preferred stock dividends accrued in the first quarter of 2003 were paid through the issuance of 868 shares of preferred stock.

The preferred stock is mandatorily redeemable in cash on March 24, 2004 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption. Ascent must obtain additional financing to retire the preferred stock when due or restructure the terms of the preferred stock.

NOTE 5 –EMPLOYEE BENEFIT PLANS

Ascent applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees of one of its subsidiaries and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Ascent applies the fair value method in accounting for stock options issued to consultants (including marketing agents).

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $3,000 and $46,000 for the three months ended March 31, 2003 and 2002, respectively.

The following table illustrates the effect on net loss and loss per share if Ascent had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	2003	2002
Net loss to common stockholders	$(680)	$(1,144)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(16)	(51)

Pro forma net loss	$(696)	$(1,195)

Loss per share:
Basic - as reported	$(0.10)	$(0.18)
Basic - pro forma	$(0.11)	$(0.18)

Diluted - as reported	$(0.10)	$(0.18)
Diluted - pro forma	$(0.11)	$(0.18)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, the Insurance Subsidiaries, continue to be involved in various claims, lawsuits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the disposition of these or any other legal matters will not have a material adverse effect on Ascent’s business, consolidated financial position or results of operations.

The Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on the Insurance Subsidiaries’ results of operations.

ASCENT ASSURANCE, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent Assurance, Inc. (“Ascent”) is the successor to a Delaware company incorporated in 1982 as an insurance holding company. Ascent, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners (Ascent and its subsidiaries are collectively hereinafter the “Company”).

The following discussion provides management’s assessment of financial condition at March 31, 2003 as compared to December 31, 2002 and results of operations for the three months ended March 31, 2003 as compared to the comparable 2002 periods for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Report on Form 10-K and should be read in conjunction therewith.

Business Overview. The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”, and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”) and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly owned subsidiary. To a lesser extent the Company derives revenue from (i) tele-marketing services, (ii) printing services, and (iii) renewal commissions received for prior year sales of insurance products for unaffiliated insurance carriers.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and underwritten by NFL and FLICA are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by NFL and FLICA are comprehensive major medical products, hospital/surgical major medical products and supplemental specified disease products:

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

Prior to 1998, the Insurance Subsidiaries also actively underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. The Insurance Subsidiaries continue to receive premiums on Medicare Supplement policies sold prior to that date.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in the Management’s Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of Ascent and members of its senior management team. While Ascent management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	the ability of Ascent to refinance redeemable preferred stock and notes payable maturing in March 2004 and April 2004, respectively;

o	the ability of the Company to renew its existing revolving credit facility for the financing of commission advances to agents which expires in January 2004;

o	Ascent’s ability to make capital contributions to its Insurance Subsidiaries in order that they meet minimum regulatory capital requirements;

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Insurance Subsidiaries operate;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Subsequent written or oral statements attributable to Ascent or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in Ascent’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting Ascent or the SEC.

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three months ended March 31, 2003 and 2002. (In thousands except insurance operating ratios.)

	Three Months Ended March 31,
	2003	2002
Premiums	$26,309	$28,934
Other	617	676

Total insurance operating revenue	26,926	29,610
Net investment income	1,680	2,022

Total insurance revenues	28,606	31,632
Benefits and claims	17,946	20,976
Commissions	3,235	3,629
Decrease in deferred acquisition costs	159	5
General and administrative expense	5,592	5,968
Taxes, licenses and fees	959	1,022
Interest expense on bank facilities	35	74

Total insurance operating expenses	27,926	31,674

Insurance operating results	680	(42)

Fee and service income	2,651	2,689
Fee and service expenses	2,677	2,530

Fee and service results	(26)	159

Net realized gain on investments	109	51
Interest expense on note payable to related party	(574)	(527)

Income (loss) before income taxes	189	(359)
Income tax expense (benefit)	-	-

Net income (loss)	$189	$(359)
Preferred stock dividends	(869)	(785)

Net loss to common shareholders	$(680)	$(1,144)

Insurance operating ratios*
Benefits and claims	68.2%	72.5%
Commissions	12.3%	12.5%
Decrease in deferred acquisition costs	0.6%	0.0%
General and administrative expenses	20.8%	20.2%
Taxes, licenses and fees	3.6%	3.5%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio which is calculated as a percent of total insurance operating revenue.

Overview.     For the first quarter of 2003, net income was $189,000 compared to a net loss of ($359,000) for the corresponding period in 2002. The $548,000 increase in net income was primarily due to improved insurance operating results.

The $722,000 improvement in insurance operating results is principally attributable to a 4.3 percentage point reduction in the benefit and claims to premium ratio, due to a favorable change in major medical product mix. Since July 2000, NFL and FLICA have been marketing a new major medical policy in all significant marketing regions. This new product was designed to produce a substantially lower benefits and claims to premium ratio than previously marketed major medical products.

Fee and service results decreased $185,000 for 2003 compared to 2002 principally due to the impact of the extended economic downturn on Ascent’s printing and telemarketing subsidiaries. These subsidiaries have been impacted by a reduction in the number of customers as well as reduced order volume from current customers and have also experienced reduced profit margins.

Interest expense on the note payable to related party increased to $574,000 in the first quarter of 2003 from $527,000 in the first quarter of 2002 due to the increase in the note payable balance to $13.9 million as of March 31, 2003 from $12.3 million as of March 31, 2002 for interest paid in kind. In addition, dividends on the redeemable convertible preferred stock increased during the first quarter 2003 due to the payment of such dividends in kind. At March 31, 2003, total redeemable convertible preferred stock outstanding was $34.8 million. The redeemable preferred stock and note payable mature in March 2004 and April 2004, respectively. Failure of Ascent to successfully refinance these facilities could have a material adverse impact on Ascent’s liquidity, capital resources and results of operations (see Liquidity, Capital Resources and Statutory Capital and Surplus.)

The following narratives discuss the principal components of insurance operating results.

Premiums.     Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended March 31,
	2003	2002
Major medical:
First-year	$5,256	$5,774
Renewal	11,528	12,361

Subtotal	16,784	18,135

Supplemental specified disease:
First-year	32	151
Renewal	5,342	5,710

Subtotal	5,374	5,861

Medicare supplement:
Renewal	3,664	4,431

Other	487	507

Consolidated Premium Revenue	$26,309	$28,934

Total premiums decreased $2.6 million, or 9.1%, for the first quarter of 2003 as compared to the first quarter of 2002 as a result of lower new major medical policy sales and the normal lapsing of supplemental specified disease and medicare supplement policies.

In July 2000, NFL and FLICA began marketing a new comprehensive major medical policy in all significant marketing regions. The new major medical policy is designed to produce a substantially lower benefits and claims to premium ratio than previously marketed products. Annual premiums for new major medical policies in force at March 31, 2003 were $40.8 million as compared to $33.0 million at March 31, 2002.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The 4.3 percentage point improvement in the ratio of consolidated benefits and claims to consolidated premiums for the first quarter of 2003 as compared to the first quarter of 2002 is principally attributable to the new major medical product introduced in July 2000. As discussed above, this product was designed to produce a lower benefits and claims to premium ratio. With each quarterly period, the new major medical product comprises a greater percentage of total major medical premium revenue.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	March 31, 2003		December 31, 2002

Fixed Maturity Securities	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
U.S. Government and governmental agencies and authorities (except mortgage-backed)	$24,447	24.3	$11,308	11.4
Finance companies	17,354	17.2	17,834	18.0
Public utilities	6,498	6.4	6,785	6.9
Mortgage-backed securities	21,615	21.4	33,058	33.4
States, municipalities and political subdivisions	1,719	1.7	1,726	1.7
All other corporate bonds	29,201	29.0	28,340	28.6

Total fixed maturity securities	$100,834	100.0	$99,051	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments and certificates of deposit.

	March 31, 2003		December 31, 2002

Composition of Fixed Maturity Securities by Rating	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
Rating
Investment grade:
U.S. Government and agencies	$43,374	43.0	$35,366	35.7
AAA	3,825	3.8	10,813	10.9
AA	4,810	4.8	4,607	4.7
A	29,969	29.7	30,459	30.7
BBB	16,882	16.7	16,132	16.3
Non-Investment grade:
BB	1,408	1.4	1,552	1.6
B and below	566	0.6	122	0.1

Total fixed maturity securities	$100,834	100.0	$99,051	100.0

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 2003 and December 31, 2002 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2003		December 31, 2002

Composition of Fixed Maturity Securities by Maturity	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
Scheduled Maturity

Due in one year or less	$5,638	5.6	$6,604	6.7
Due after one year through five years	37,357	37.1	21,042	21.2
Due after five years through ten years	22,627	22.4	24,489	24.7
Due after ten years	13,597	13.5	13,858	14.0
Mortgage-backed and asset-backed securities	21,615	21.4	33,058	33.4

Total fixed maturity securities	$100,834	100.0	$99,051	100.0

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $30.1 million at March 31, 2003 as compared to $30.9 million at December 31, 2002. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Management considers many factors when setting reserves including: (1) historical trends; (2) current legal interpretations of coverage and liability; (3) loss payments and pending levels of unpaid claims; and (4) product mix. Based on these considerations, management believes that adequate provision has been made for the claim reserves of the Insurance Subsidiaries. Actual claims paid may deviate, perhaps substantially, from such reserves.

Future Policy Benefit Reserves. Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $59.6 million at March 31, 2003 as compared to $60.7 million at December 31, 2002. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining future policy benefit reserves, the Insurance Subsidiaries each rely primarily upon their own respective benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. Persistency rates have a direct impact upon their policy benefit reserves because the determinations for these reserves are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

In accordance with GAAP, actuarial assumptions of each of the Insurance Subsidiaries are generally fixed, and absent materially adverse benefit experience, are not generally adjusted. The Insurance Subsidiaries each monitor the adequacy of their policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of their actuarial assumptions. The adequacy of policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident (such as out-patient versus in-patient care) or prolong life expectancy. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the applicable Insurance Subsidiary insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the need for the Insurance Subsidiaries to post additional reserves, which could have a material adverse effect upon Ascent’s liquidity, capital resources and results of operations.

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by (used for) operations totaled $1.2 million and ($881,000) for the first quarter ended March 31, 2003 and March 31, 2002, respectively. The increase in cash provided by operations is principally due to the timing of payments of accounts payable and other liabilities and decreases in the cash basis ratio of benefits and claims to premiums.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires’ earned surplus is negative due to statutory losses incurred in recent years. Ascent’s principal uses of cash are for general and administrative expenses and to fund capital contributions to the Insurance Subsidiaries necessary to maintain certain statutory capital and surplus requirements. Ascent elected to fund capital contributions to the Insurance Subsidiaries totaling approximately $252,000 and $1.8 million during the first quarter ended March 31, 2003 and March 31, 2002, respectively. As of March 31, 2003, Ascent had approximately $1.3 million in unrestricted cash and invested assets. In May 2003, Ascent funded contributions of $400,000 to one of its subsidiaries.

The statutory losses incurred during recent years resulted from (1) significant losses for comprehensive major medical products marketed prior to July 2000 due to higher than expected claims frequency and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Claims experience adverse to management’s current estimates or adverse claims experience for other insurance products may cause Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2003. Additional financing may be required by Ascent in order to make any such “excess” contributions. As a result, adverse claims experience could have a material adverse effect on the Insurance Subsidiaries’ ability to meet minimum statutory capital and surplus requirements and maintain new business production at current levels and therefore, have a material adverse impact on Ascent’s liquidity and capital resources and results of operations.

CSFB Financing and Preferred Stock. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest common stockholder). The Credit Agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2003, Ascent issued $410,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at March 31, 2003 to approximately $13.9 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan. Ascent’s obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFB Credit Agreement. At March 31, 2003, there were no events of default.

Ascent’s redeemable convertible preferred stock is 100% owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends may be paid in cash or by issuance of additional shares of preferred stock, at Ascent’s option. Ascent paid preferred stock dividends through the issuance of 868 and 785 additional shares of preferred stock in the first quarter of 2003 and 2002, respectively. The preferred stock is mandatorily redeemable in cash in March 2004.

Ascent must obtain additional financing to retire the redeemable preferred stock and note payable when due in early 2004 or restructure these facilities. Failure of Ascent to successfully refinance these facilities could have a material adverse impact on Ascent’s liquidity, capital resources and results of operation.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the “Credit Agreement”) with LaSalle Bank, NA (“LaSalle”), which currently provides AFI with a $4.5 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of March 31, 2003, $2.0 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires January 5, 2004, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within six months of the expiration date (after July 5, 2003) are not eligible for financing. Failure of the Company to obtain additional renewals of the Credit Agreement could have a material adverse impact on Ascent’s liquidity and capital resources. Lack of adequate financing would impair the Company’s ability to pay competitive commission advances and reduce new business sales needed to replace the normal lapsing of existing policies. Therefore, failure by Ascent to maintain new business sales at current levels would result in declining premium revenue and could have a material adverse impact on Ascent’s results of operations.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at March 31, 2003 are net agent receivables of $5.8 million. In addition, Ascent has guaranteed AFI’s obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the “Guaranty Agreement”). As of March 31, 2003, there were no events of default under the Credit or Guaranty Agreements.

On January 31, 2003, pursuant to the terms of the Credit Agreement, AFI liquidated a $2.6 million cash collateral account pledged to LaSalle. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent. The proceeds of this dividend were used to fully pay off Ascent Management Inc.‘s (“AMI”) term loan facility with LaSalle on January 31, 2003. In addition, AMI’s assets and capital stock were pledged as collateral under the Credit Agreement. The remaining proceeds from the cash collateral account were principally used to reduce the outstanding loan balance under the Credit Agreement.

Inflation.     Inflation impacts claim costs and overall operating costs and, although inflation has been lower the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals is inflating health care costs. The Insurance Subsidiaries will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrated efforts in various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that increases in premium rates will equal or exceed increasing health care costs.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ascent has no material changes to the disclosure concerning market risk made in its Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s control and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

ASCENT ASSURANCE, INC.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of Ascent filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999)

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.9 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among, Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	First Amendment to Security Agreement, dated as of November 30, 2000, by and among, Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Service, Inc., Senior Benefits, L.L.C., and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.17	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.19	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.20	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.33 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O'Neill. (incorporated by reference to Exhibit 10.37 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober. (incorporated by reference to Exhibit 10.38 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig. (incorporated by reference to Exhibit 10.39 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.42 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.33	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable. (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation. (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

99.1	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT ASSURANCE, INC.

/s/ Cynthia B. Koenig
Cynthia B. Koenig Senior Vice President Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
May 9, 2003

Certification of Principal Executive Officer

I, Patrick J. Mitchell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascent;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or, omit to state, a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Ascent as of, and for, the periods presented in this quarterly report;

4.

Ascent’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Ascent’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Ascent’s board of directors (or persons performing the equivalent function):

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

6.

Ascent’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Patrick J. Mitchell
Patrick J. Mitchell Chairman of the Board and Chief Executive Officer

Certification of Principal Financial Officer

I, Cynthia B. Koenig, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ascent;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Ascent as of, and for, the periods presented in this quarterly report;

4.

Ascent’s other certifying officers and myself are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

Ascent’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of Ascent’s board of directors (or persons performing the equivalent function):

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

6.

Ascent’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/ Cynthia B. Koenig
Cynthia B. Koenig Senior Vice President, Chief Financial Officer and Treasurer