Form 10-Q
period 2003-06-30
ASCENT ASSURANCE INC
filed 2003-08-13
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2003
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-8538

ASCENT ASSURANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	73-1165000 (I.R.S. Employer Identification No.)
3100 Burnett Plaza, 801 Cherry Street, Unit 33, Fort Worth, Texas (Address of Principal Executive Offices)	76102 (Zip Code)

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

YES                NO    X

Common Stock – Par value $0.01; 6,532,100 shares outstanding at August 12, 2003.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002 (Audited)
	(in thousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $98,801 and $95,580)	$104,099	$99,051
Short-term investments	5,044	10,877
Other investments (cost $437 and $381)	432	368

Total Investments	109,575	110,296
Cash	1,358	1,878
Accrued investment income	1,319	1,312
Receivables from agents, net of allowance for doubtful accounts of
$4,955 and $4,630	5,351	6,298
Deferred policy acquisition costs	22,524	22,546
Property and equipment, net of accumulated depreciation of $5,220
and $4,986	3,553	3,806
Other assets	8,747	9,304

Total Assets	$152,427	$155,440

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$59,544	$60,660
Claim reserves	27,600	30,899

Total Policy Liabilities and Accruals	87,144	91,559
Accounts payable and other liabilities	10,971	9,535
Notes payable to bank	1,400	4,660
Notes payable to related party	14,366	13,529

Total Liabilities	113,881	119,283

Commitments and Contingencies
Redeemable Convertible Preferred Stock	35,654	33,896

Stockholders' Equity:
Common stock ($.01 par value, 30,000,000 shares authorized;
6,532,100 and 6,517,100 shares issued and outstanding)	65	65
Capital in excess of par value	28,075	28,072
Accumulated other comprehensive income, net of tax	5,293	3,457
Retained deficit	(30,541)	(29,333)

Total Stockholders' Equity	2,892	2,261

Total Liabilities, Redeemable Convertible Preferred Stock
and Stockholders' Equity	$152,427	$155,440

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2003
	(in thousands, except per share data)
First-year premium	$4,891	$5,857	$10,277	$11,886
Renewal premium	20,549	22,165	41,472	45,070

Total premiums	25,440	28,022	51,749	56,956
Net investment income	1,555	1,940	3,235	3,962
Fee and service income	3,134	2,477	5,785	5,166
Other insurance revenues	630	654	1,247	1,330
Net realized gain (loss) on investments	168	(468)	277	(417)

Total revenue	30,927	32,625	62,293	66,997

Benefits and claims	17,227	19,844	35,173	40,820
Change in deferred acquisition costs	(137)	(277)	22	(272)
Commissions	3,033	3,377	6,268	7,006
General and administrative expenses	5,930	5,778	11,522	11,746
Fee and service operating expenses	3,006	2,302	5,683	4,832
Taxes, licenses and fees	895	955	1,854	1,977
Interest expense on notes payable	611	615	1,220	1,216

Total expenses	30,565	32,594	61,742	67,325
Income (loss) before income taxes	362	31	551	(328)
Federal income taxes	-	-	-	-

Net income (loss)	362	31	551	(328)
Preferred stock dividends	891	805	1,759	1,590

Loss applicable to common stockholders	$(529)	$(774)	$(1,208)	$(1,918)

Basic and diluted loss per common share	$(.08)	$(.12)	$(.18)	$(.30)

Weighted average shares outstanding:
Basic	6,532	6,500	6,530	6,500

Diluted	6,532	6,500	6,530	6,500

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

		(in thousands)
Net income (loss)	$362	$31	$551	$(328)
Other comprehensive income:
Unrealized holding gain arising during period	1,728	1,938	2,113	429
Reclassification adjustment of gain on sales of
investments included in net income (loss)	(168)	468	(277)	417

Comprehensive income	$1,922	$2,437	$2,387	$518

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock Shares Amount		Capital in Excess Of Par Value	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Stockholders' Equity

Balance at December 31, 2002	6,517,100	$65	$28,072	$3,457	$(29,333)	$2,261
Net income					551	551
Preferred Stock dividend					(1,759)	(1,759)
Other comprehensive gain, net of tax				1,836		1,836
Amortization of unearned compensation			3			3
Common Stock issued	15,000	-				-

Balance at June 30, 2003	6,532,100	$65	$28,075	$5,293	$(30,541)	$2,892

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

		(in thousands)
Cash Flow From Operating Activities:
Net income (loss)	$362	$31	$551	$(328)
Adjustments to reconcile net income (loss) to cash
provided by (used for) operating activities
Decrease (increase) in accrued investment income	39	(132)	(7)	102
(Increase) decrease in deferred acquisition costs	(137)	(277)	22	(272)
Decrease (increase) in receivables from agents	236	91	622	(11)
Provision for uncollectible agent receivables	167	155	325	312
Decrease (increase) in other assets	587	(1,418)	557	(961)
Decrease in policy liabilities and accruals	(2,559)	(3,013)	(4,415)	(5,107)
Increase in accounts payable and other liabilities	151	801	1,436	682
Other, net	924	1,427	1,856	2,367

Net Cash (Used For) Provided By Operating Activities	(230)	(2,335)	947	(3,216)

Cash Flow From Investing Activities:
Purchases of fixed maturity investments	(32,206)	(11,043)	(59,526)	(33,907)
Sales of fixed maturity investments	28,567	9,995	51,596	19,011
Maturities and calls of fixed maturity investments	1,900	1,430	4,617	4,888
Cost of equity securities purchased	(55)	-	(55)	-
Sale of equity securities	-	1,477	13	1,477
Net decrease in short-term and other investments	3,021	782	5,815	11,517
Property and equipment purchased	(651)	(140)	(667)	(155)

Net Cash Provided By Investing Activities	576	2,501	1,793	2,831

Cash Flow From Financing Activities:
Issuance of notes payable	-	11	-	68
Repayment of notes payable	(600)	(319)	(3,260)	(659)

Net Cash Used For Financing Activities	(600)	(308)	(3,260)	(591)

Decrease In Cash During Period	(254)	(142)	(520)	(976)
Cash At Beginning Of Period	1,612	1,503	1,878	2,337

Cash At End Of Period	$1,358	$1,361	$1,358	$1,361

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

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common stocks) which are included in other investments are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity, net of applicable deferred income taxes and, accordingly, will have no effect on current operations.

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

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $5.4 million and $6.3 million at June 30, 2003 and December 31, 2002, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of June 30, 2003 and December 31, 2002, the Company’s allowances for uncollectible commission advances were $5.0 million and $4.6 million, respectively.

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

As of June 30, 2003, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to profitability. Projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company has adjusted its deferred tax asset valuation allowance to fully reserve all net deferred tax assets as of June 30, 2003 and December 31, 2002.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collectibly is reasonably assured.

Earnings Per Share. Under GAAP there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the six months ended June 30, 2003 and 2002, stock options of 974,150 and 1,073,350, respectively, and the conversion of the preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Net income (loss)	$362	$31	$551	$(328)
Preferred stock dividends	(891)	(805)	(1,759)	(1,590)

Loss applicable to common shareholders	$(529)	$(774)	$(1,208)	$(1,918)

Weighted average shares outstanding:
Basic	6,532	6,500	6,530	6,500
Diluted	6,532	6,500	6,530	6,500
Basic and diluted loss per share	$(.08)	$(.12)	$(.18)	$(.30)

Recently Issued Accounting Pronouncements. In December 2002, the FASB issued SFAS No. 148, “Accounting and Stock-Based Compensation – Transition and Disclosure an amendment of FASB Statement No. 123". This statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this statement amends APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has complied with the requirements of SFAS No. 148 in the preparation of this statement (see Note 5 of the Notes to the Condensed Consolidated Financial Statements).

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of this Statement that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. The Company does not expect the adoption of the statement to materially impact the Company’s results of operations and financial position.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability measured at fair value. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company is currently evaluating SFAS 150 to determine the impact on the accounting and reporting for the Company’s mandatorily redeemable convertible preferred stock (See Note 4).

NOTE 3 – CSFB FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest stockholder). The credit agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the three months ended June 30, 2003, Ascent issued $427,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at June 30, 2003 to approximately $14.4 million. Terms of the CSFB Credit Agreement are equivalent to terms that exist in arm’s-length credit transactions. Ascent must obtain additional financing to retire the note payable when it matures in April 2004 or restructure the terms of the note. Failure of Ascent to successfully refinance the note payable would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

NOTE 4 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At June 30, 2003, 35,654 shares of preferred stock were outstanding, all of which are owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends on Ascent’s preferred stock are payable in cash or through issuance of additional shares of preferred stock at the option of Ascent. On June 30, 2003, preferred stock dividends accrued in the second quarter of 2003 were paid through the issuance of 890 shares of preferred stock.

The preferred stock is mandatorily redeemable in cash on March 24, 2004 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption. Ascent must obtain additional financing to retire the preferred stock when due or restructure the terms of the preferred stock. Failure of Ascent to successfully refinance the preferred stock would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Ascent applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees of one of its subsidiaries and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Ascent applies the fair value method under SFAS 123 in accounting for stock options issued to consultants (including marketing agents). Accordingly, compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $1,200 and $3,600 for the three months ended June 30, 2003 and 2002, respectively, and $2,700 and $49,900 for the six months ended.

The following table illustrates the effect on net loss and loss per share if Ascent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss to common stockholders	$(529)	$(774)	$(1,208)	$(1,918)
Total stock-based employee compensation
expense determined under fair value
based method for all awards,
net of related tax effects	(109)	(105)	(125)	(156)

Pro forma net loss	$(638)	$(879)	$(1,333)	$(2,074)

Loss per share:
Basic - as reported	$(.08)	$(.12)	$(.18)	$(.30)

Basic - pro forma	$(.10)	$(.14)	$(.20)	$(.32)

Diluted - as reported	$(.08)	$(.12)	$(.18)	$(.30)

Diluted - pro forma	$(.10)	$(.14)	$(.20)	$(.32)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of their business operations, the Insurance Subsidiaries continue to be involved in various claims, lawsuits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the disposition of these or any other legal matters will not have a material adverse effect on Ascent’s business, consolidated financial position or results of operations.

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

The following discussion provides management’s assessment of financial condition at June 30, 2003 as compared to December 31, 2002 and results of operations for the three and six months ended June 30, 2003 as compared to the comparable 2002 periods for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Report on Form 10-K and should be read in conjunction therewith.

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

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in the Management’s Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of Ascent and members of its senior management team. While Ascent management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	the ability of Ascent to refinance redeemable preferred stock and notes payable maturing in March 2004 and April 2004, respectively;

o	the ability of the Company to maintain a revolving credit facility for the financing of commission advances to agents;

o	Ascent’s ability to make capital contributions to its Insurance Subsidiaries, if needed, in order that they meet minimum regulatory capital requirements;

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Insurance Subsidiaries operate;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Subsequent written or oral statements attributable to Ascent or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in Ascent’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting Ascent or the SEC.

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three and six months ended June 30, 2003 and 2002. (In thousands except insurance operating ratios.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Premiums	$25,440	$28,022	$51,749	$56,956
Other	630	654	1,247	1,330
Net investment income	1,555	1,940	3,235	3,962

Total insurance operating revenue	27,625	30,616	56,231	62,248
Benefits and claims	17,227	19,844	35,173	40,820
Commissions	3,033	3,377	6,268	7,006
Increase in deferred acquisition costs	(137)	(277)	22	(272)
General and administrative expense	5,930	5,778	11,522	11,746
Taxes, licenses and fees	895	955	1,854	1,977
Interest expense on bank facilities	19	72	54	146

Total insurance operating expenses	26,967	29,749	54,893	61,423

Insurance operating results	658	867	1,338	825

Fee and service income	3,134	2,477	5,785	5,166
Fee and service expenses	3,006	2,302	5,683	4,832

Fee and service results	128	175	102	334

Net realized gain (loss) on investments	168	(468)	277	(417)
Interest expense on note payable to
related party	(592)	(543)	(1,166)	(1,070)

Income (loss) before income taxes	362	31	551	(328)
Income tax expense (benefit)	-	-	-	-

Net income (loss) before preferred
stock dividends	$362	$31	$551	$(328)

Insurance operating ratios*
Benefits and claims	67.7%	70.8%	68.0%	71.7%
Commissions	11.9%	12.1%	12.1%	12.3%
Increase in deferred acquisition costs	-0.5%	-1.0%	-%	-0.5%
General and administrative expenses	22.7%	20.1%	21.7%	20.2%
Taxes, licenses and fees	3.5%	3.4%	3.6%	3.5%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of the total of premiums and other.

Overview.     For the second quarter of 2003, net income was $362,000 compared to net income of $31,000 for the corresponding period in 2002. The $331,000 increase in net income was primarily due to a 3.1 percentage point reduction in the benefits and claims to premium ratio which improved pre-tax results by approximately $789,000. Non-recurring expenses of $400,000 related primarily to the Company’s home-office move in April 2003 partially offset the improvement in the benefits and claims to premium ratio. In addition, net investment income declined by $385,000 for the second quarter of 2003 as compared to the prior period quarter due to declining market interest rates. However, this decline was partially offset by realized investment gains of $168,000 for the second quarter of 2003. For the second quarter of 2002, realized investment losses were ($468,000) due principally to the write-down of a WorldCom, Inc. bond investment.

Net income for the six months ended June 30, 2003 was $551,000 compared to a net loss of ($328,000) for the comparable 2002 period. Insurance operating results for the six months ended June 30, 2003 and 2002 were $1.3 million and $825,000, respectively. The $513,000 increase in insurance operating results was principally due to a 3.7 percentage point decrease in the benefits and claims ratio. Fee and service results decreased $232,000 for year to date 2003 compared to 2002 as a result of Ascent’s printing and telemarketing subsidiaries.

Interest expense on the note payable to related party increased to $592,000 in the second quarter of 2003 from $543,000 in the second quarter of 2002 due to the increase in the note payable balance to $14.4 million as of June 30, 2003 from $13.5 million as of June 30, 2002 for interest paid in kind. In addition, dividends on the redeemable convertible preferred stock increased during the second quarter 2003 due to the payment of such dividends in kind. At June 30, 2003, total redeemable convertible preferred stock outstanding was $35.7 million. The redeemable preferred stock and note payable mature in March 2004 and April 2004, respectively. Failure of Ascent to successfully refinance these facilities would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations (see Liquidity, Capital Resources and Statutory Capital and Surplus.)

The following narratives discuss the principal components of insurance operating results.

Premiums.     Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Major medical:
First-year	$4,779	$5,605	$10,036	$11,379
Renewal	11,502	12,025	23,030	24,386

Subtotal	16,281	17,630	33,066	35,765
Supplemental specified disease:
First-year	29	95	61	246
Renewal	5,255	5,633	10,597	11,343

Subtotal	5,284	5,728	10,658	11,589
Medicare supplement:
Renewal	3,449	4,140	7,112	8,570

Subtotal	3,449	4,140	7,112	8,570
Other	426	524	913	1,032

Consolidated Premium Revenue	$25,440	$28,022	$51,749	$56,956

Total premiums decreased by $2.6 million, or 9.2%, for the second quarter of 2003 and $5.2 million, or 9.1%, for the six months of 2003 as compared to the corresponding 2002 periods as a result of lower new major medical policy sales and the normal lapsing of supplemental specified disease and Medicare supplement policies.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The 3.1 and 3.7 percentage point improvements in the ratio of consolidated benefits and claims to consolidated premiums for the second quarter of 2003 and year to date 2003 as compared to the comparable 2002 periods are principally attributable to a favorable shift in major medical product mix toward products marketed subsequent to June 2000 which were designed to produce a substantially lower benefits and claims to premium ratio than previously marketed products.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	June 30, 2003		December 31, 2002
	Market		Market
Fixed Maturity Securities	Value	%	Value	%

	(in thousands)		(in thousands)
U.S. Government and governmental agencies
and authorities (except mortgage-backed)	$11,384	10.9	$11,308	11.4
Finance	20,565	19.8	17,834	18.0
Public utilities	8,381	8.1	6,785	6.9
Mortgage-backed	30,760	29.5	33,058	33.4
States, municipalities and political
subdivisions	2,363	2.3	1,726	1.7
All other corporate bonds	30,646	29.4	28,340	28.6

Total fixed maturity securities	$104,099	100.0	$99,051	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments and certificates of deposit.

	June 30, 2003		December 31, 2002
Composition of Fixed Maturity	Market		Market
Securities by Rating	Value	%	Value	%

	(in thousands)		(in thousands)
Ratings
Investment grade:
U.S. Government and agencies	$25,016	24.0	$35,366	35.7
AAA	19,969	19.2	10,813	10.9
AA	3,125	3.0	4,607	4.7
A	34,121	32.8	30,459	30.7
BBB	19,826	19.0	16,132	16.3
Non-Investment grade:
BB	1,549	1.5	1,552	1.6
B and below	493	0.5	122	0.1

Total fixed maturity securities	$104,099	100.0	$99,051	100.0

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2003 and December 31, 2002 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	June 30, 2003		December 31, 2002
	Market		Market
	Value	%	Value	%

	(in thousands)		(in thousands)
Scheduled Maturity
Due in one year or less	$4,012	3.9	$6,604	6.7
Due after one year through five years	23,808	22.9	21,042	21.2
Due after five years through ten years	25,374	24.4	24,489	24.7
Due after ten years	20,145	19.3	13,858	14.0
Mortgage-backed and asset-backed securities	30,760	29.5	33,058	33.4

Total fixed maturity securities	$104,099	100.0	$99,051	100.0

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $27.6 million at June 30, 2003 as compared to $30.9 million at December 31, 2002. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns as a result of the implementation of a new claims administration system in May 2000. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $59.5 million at June 30, 2003 as compared to $60.7 million at December 31, 2002. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash (used for) provided by operations totaled ($0.2) million and $0.9 million for the three and six months ended June 30, 2003, compared to ($2.3) million and ($3.2) million for the comparable 2002 periods, respectively. The decrease in cash used by operations is principally due to decreases in the cash basis ratio of benefits and claims to premiums and to the timing of payments of accounts payable and other liabilities.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires’ earned surplus is negative due to statutory losses incurred in recent years. Ascent’s principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $0.7 million and $1.8 million during the six months ended June 30, 2003 and 2002, respectively. As of June 30, 2003, Ascent had approximately $1.5 million in unrestricted cash and invested assets. In August 2003, Ascent funded contributions of $160,000 to one of its insurance subsidiaries.

The statutory losses incurred during recent years resulted from (1) significant losses for comprehensive major medical products marketed prior to July 2000 due to higher than expected claims frequency and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Major medical claims experience adverse to management’s current estimates or adverse claims experience for other insurance products may cause Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2003. As a result, adverse claims experience could have a material adverse effect on Ascent’s liquidity and capital resources and results of operations.

CSFB Financing and Preferred Stock. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest common stockholder). The Credit Agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three and six months ended June 30, 2003, Ascent issued $427,000 and $837,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at June 30, 2003 to approximately $14.4 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan. Ascent’s obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFB Credit Agreement. At June 30, 2003, there were no events of default.

Ascent’s redeemable convertible preferred stock is 100% owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends may be paid in cash or by issuance of additional shares of preferred stock, at Ascent’s option. Ascent paid preferred stock dividends through the issuance of 890 and 805 additional shares of preferred stock in the second quarter of 2003 and 2002, respectively. The preferred stock is mandatorily redeemable in cash in March 2004.

Ascent must obtain additional financing to retire the redeemable preferred stock and note payable when due in early 2004 or restructure these facilities. Failure of Ascent to successfully refinance these facilities would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the “Credit Agreement”) with LaSalle Bank, NA (“LaSalle”), which currently provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of June 30, 2003, $1.4 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires January 5, 2004, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within two months of the expiration date (after November 5, 2003) are not eligible for financing. The Company has obtained a commitment from a local bank for a $3.0 million line of credit to finance agent receivables that is intended to replace the LaSalle loan facility. This commitment is subject to the execution of definitive agreements by December 31, 2003 and other customary conditions. There can be no assurance that this financing will be obtained. Failure of the Company to maintain an agent receivable financing credit facility may limit growth in new business sales and therefore, have a material adverse impact on results of operations.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at June 30, 2003 are net agent receivables of $5.4 million. In addition, Ascent has guaranteed AFI’s obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the “Guaranty Agreement”). As of June 30, 2003, there were no events of default under the Credit or Guaranty Agreements.

On January 31, 2003, pursuant to the terms of the Credit Agreement, AFI liquidated a $2.6 million cash collateral account pledged to LaSalle. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent. The proceeds of this dividend were used to fully pay off Ascent Management, Inc.‘s (“AMI”) term loan facility with LaSalle on January 31, 2003. In addition, AMI’s assets and capital stock were pledged as collateral under the Credit Agreement. The remaining proceeds from the cash collateral account were principally used to reduce the outstanding loan balance under the Credit Agreement.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its “disclosure controls and procedures” (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s control and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

ASCENT ASSURANCE, INC.

PART II

ITEM 5 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 8, 2003, Ascent Assurance, Inc. held its annual meeting of shareholders. At the meeting, the shareholders elected two directors of the Company.

The shareholders elected George R. Hornig and Alan H. Freudenstein to serve on the Company’s Board of Directors for a three-year term expiring in 2006. The following table reflects votes cast at the annual meeting:

	For		Withheld

George R. Hornig	6,393,425		8,675
Alan H. Freudenstein	6,393,425		8,675

Total Votes Cast		6,402,100

Directors whose terms continued and the years in which their term expires are as follows:

Director	Term Expiration

Patrick J. Mitchell	2004
James K. Steen	2004
Paul E. Suckow	2004
John H. Gutfreund	2005
Michael A. Kramer	2005
George R. Hornig	2006
Alan H. Freudenstein	2006

ASCENT ASSURANCE, INC.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of Ascent filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999)

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.9 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among, Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	First Amendment to Security Agreement, dated as of November 30, 2000, by and among, Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Service, Inc., Senior Benefits, L.L.C., and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.17	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.19	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.20	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.33 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O'Neill. (incorporated by reference to Exhibit 10.37 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober. (incorporated by reference to Exhibit 10.38 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig. (incorporated by reference to Exhibit 10.39 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.42 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.33	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable. (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation. (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35*	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association.

31.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated May 8, 2003 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the first quarter of 2003.

*Filed Herewith

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT ASSURANCE, INC.

/s/ Cynthia B. Koenig
Cynthia B. Koenig Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated at Fort Worth, Texas
August 13, 2003