Form 10-Q
period 2003-09-30
ASCENT ASSURANCE INC
filed 2003-11-12
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2003
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

YES                NO    X

Common Stock – Par value $0.01; 6,532,100 shares outstanding at November 12, 2003.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(in thousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $93,591 and 95,580)	$97,457	$99,051
Short-term investments	9,507	10,877
Other investments (cost $387 and $381)	387	368

Total Investments	107,351	110,296
Cash	2,212	1,878
Accrued investment income	1,248	1,312
Receivables from agents, net of allowance for doubtful accounts of
$5,257 and $4,630	4,812	6,298
Deferred policy acquisition costs	21,962	22,546
Property and equipment, net of accumulated depreciation of $5,527 and $4,986	3,288	3,806
Other assets	8,608	9,304

Total Assets	$149,481	$155,440

Liabilities, Preferred Stock and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$58,949	$60,660
Claim reserves	25,801	30,899

Total Policy Liabilities and Accruals	84,750	91,559
Accounts payable and other liabilities	11,512	9,535
Notes payable to bank	1,400	4,660
Notes payable to related party	14,811	13,529
Redeemable convertible preferred stock (Notes 2 and 4)	36,567	-

Total Liabilities	149,040	119,283

Commitments and Contingencies (Note 6)
Redeemable Convertible Preferred Stock (Notes 2 and 4)	-	33,896

Stockholders' Equity:
Common stock ($.01 par value, 30,000,000 shares authorized;
6,532,100 and 6,517,100 shares issued and outstanding)	65	65
Capital in excess of par value	28,079	28,072
Accumulated other comprehensive income	3,866	3,457
Retained deficit	(31,569)	(29,333)

Total Stockholders' Equity	441	2,261

Total Liabilities, Redeemable Convertible Preferred Stock
Stockholders' Equity	$149,481	$155,440

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2003
	(in thousands, except per share data)
First-year premium	$4,306	$5,715	$14,583	$17,603
Renewal premium	21,255	22,156	62,727	67,224

Total premiums	25,561	27,871	77,310	84,827
Net investment income	1,563	1,929	4,798	5,891
Fee and service income	3,023	2,564	8,808	7,729
Other insurance revenues	558	665	1,805	1,996
Net realized gain (loss) on investments	53	84	330	(333)

Total revenue	30,758	33,113	93,051	100,110

Benefits and claims	17,447	19,525	52,620	60,344
Change in deferred acquisition costs	561	30	583	(243)
Commissions	2,859	3,596	9,127	10,602
General and administrative expenses	5,416	5,765	16,938	17,511
Fee and service operating expenses	3,044	2,567	8,727	7,399
Taxes, licenses and fees	921	847	2,775	2,825
Interest expense on notes payable	624	629	1,844	1,846
Interest expense on redeemable convertible preferred stock	914	-	914	-

Total expenses	31,786	32,959	93,528	100,284
(Loss) income before income taxes	(1,028)	154	(477)	(174)
Federal income taxes	-	-	-	-

Net (loss) income	$(1,028)	$154	$(477)	$(174)
Preferred stock dividends	-	826	1,759	2,416

Loss applicable to common stockholders	$(1,028)	$(672)	$(2,236)	$(2,590)

Basic and diluted loss per common share	$(.16)	$(.10)	$(.34)	$(.40)

Weighted average shares outstanding:
Basic	6,532	6,502	6,530	6,501

Diluted	6,532	6,502	6,530	6,501

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

		(in thousands)

Net (loss) income	$(1,028)	$154	$(477)	$(174)
Other comprehensive income:
Unrealized holding (loss) gain on investments
arising during period	(1,374)	3,144	739	3,573
Reclassification adjustment of net realized (gain)
loss on investments included in net (loss) income	(53)	(84)	(330)	333

Comprehensive (loss) income	$(2,455)	$3,214	$(68)	$3,732

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock Shares Amount		Capital in Excess Of Par Value	Accumulated Other Comprehensive Income	Retained (Deficit) Earnings	Total Stockholders' Equity

Balance at December 31, 2002	6,517,100	$65	$28,072	$3,457	$(29,333)	$2,261
Net loss					(477)	(477)
Preferred Stock dividends					(1,759)	(1,759)
Other comprehensive gain				409		409
Amortization of unearned
compensation			7			7
Common Stock issued	15,000	-				-

Balance at September 30, 2003	6,532,100	$65	$28,079	$3,866	$(31,569)	$441

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

		(in thousands)

Cash Flow From Operating Activities:
Net (loss) income	$(1,028)	$154	$(477)	$(174)
Adjustments to reconcile net (loss) income to cash
provided by (used for) operating activities
Decrease in accrued investment income	71	198	64	300
Decrease (increase) in deferred acquisition costs	561	30	583	(243)
Decrease in receivables from agents	237	176	859	165
Provision for uncollectible agent receivables	302	153	627	465
Decrease (increase) in other assets	139	459	696	(502)
Decrease in policy liabilities and accruals	(2,394)	(1,711)	(6,809)	(6,818)
Increase (decrease) in accounts payable and other liabilities	541	(4,037)	1,977	(3,355)
Interest expense on redeemable convertible preferred stock	914	-	914	-
Other, net	870	863	2,726	3,231

Net Cash Provided By (Used For) Operating Activities	213	(3,715)	1,160	(6,931)

Cash Flow From Investing Activities:
Purchases of fixed maturity investments	(3,855)	(6,485)	(63,381)	(40,392)
Sales of fixed maturity investments	8,153	6,648	59,749	25,659
Maturities and calls of fixed maturity investments	793	3,647	5,410	8,535
Cost of equity securities purchased	-	-	(55)	-
Sales of equity securities	67	-	80	1,477
Net (decrease) increase in short-term and other investments	(4,474)	933	1,341	12,450
Property and equipment purchased	(43)	(41)	(710)	(196)

Net Cash Provided By Investing Activities	641	4,702	2,434	7,533

Cash Flow From Financing Activities:
Issuance of notes payable	-	1	-	69
Repayment of notes payable	-	(353)	(3,260)	(1,012)

Net Cash Used For Financing Activities	-	(352)	(3,260)	(943)

Increase (Decrease) In Cash During Period	854	635	334	(341)
Cash At Beginning Of Period	1,358	1,361	1,878	2,337

Cash At End of Period	$2,212	$1,996	$2,212	$1,996

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

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”, and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”) and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly owned subsidiary. To a lesser extent, the Company derives revenue from (i) tele-marketing services, (ii) printing services, and (iii) renewal commissions received for prior year sales of insurance products underwritten by unaffiliated insurance carriers.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.     The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior period amounts have been made to conform to the 2003 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002.

Cash Equivalents.     Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments.     Short-term investments are stated at cost, which approximates market.

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common stocks) which are included in other investments are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity, net of any applicable deferred income taxes and, accordingly, will have no effect on current operations.

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

Agent Receivables.     In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $4.8 million and $6.3 million at September 30, 2003 and December 31, 2002, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of September 30, 2003 and December 31, 2002, the Company’s allowances for uncollectible commission advances were $5.3 million and $4.6 million, respectively.

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

Claim Reserves.     Claim reserves represent the estimated liabilities on claims reported plus claims incurred, but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

As of September 30, 2003, the Company has reported cumulative pre-tax losses since the fresh start date of March 31, 1999. Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to profitability. Projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses under GAAP. Accordingly, the Company carries a valuation allowance to fully reserve all net deferred tax assets as of September 30, 2003 and December 31, 2002.

Recognition of Revenue.     Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collectibility is reasonably assured.

Earnings Per Share.     Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share.” Basic earnings per share, is computed by dividing income applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the nine months ended September 30, 2003 and 2002, stock options of 926,650 and 1,015,750, respectively, and the conversion of the preferred stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted earnings per share because, to do so, would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

	(amounts in thousands, except per share amounts)
Net (loss) income	$(1,028)	$154	$(477)	$(174)
Preferred stock dividends	-	(826)	1,759	(2,416)

Loss applicable to common stockholders	$(1,028)	$(672)	$(2,236)	$(2,590)

Weighted average shares outstanding:
Basic	6,532	6,502	6,530	6,501
Diluted	6,532	6,502	6,530	6,501
Basic and diluted loss per share	$(.16)	$(.10)	$(.34)	$(.40)

Change in Accounting Estimate.     During the third quarter of 2003, the Company redetermined the estimated useful life of certain software programs used by the Company to manage policyholder data. Effective July 1, 2003, the original estimated life was extended by twenty-four months, reducing software amortization expense by approximately $138,000 for the three and nine month periods ended September 30, 2003. It is expected that this change in accounting estimate will reduce software amortization by approximately $276,000 for the year ending December 31, 2003. The reduction in loss per basic and diluted share outstanding was approximately $.02 for the three and nine month periods ended September 30, 2003.

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

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability measured at fair value. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has implemented SFAS 150 effective with the beginning of the third quarter 2003. As a result, the Company’s mandatorily redeemable convertible preferred stock of approximately $36.6 million has been classified as a liability in the September 30, 2003 Condensed Consolidated Balance Sheet. The amount for redeemable convertible preferred stock exhibited in the December 31, 2002 Condensed Consolidated Balance Sheet has not been reclassified as specified in SFAS No. 150. Also, under SFAS No. 150 amounts paid in excess of the initial measurement amount to holders of the mandatorily redeemable preferred stock classified as liabilities are to be reflected in interest cost in the Statements of Operations. All amounts paid to or accrued prior to the reclassification of the stock as a liability shall not be reclassified as interest cost upon implementation. As a result, the Company reflected in interest cost in its Condensed Consolidated Statements of Operations the third quarter 2003 dividends paid to the holders of the redeemable convertible preferred stock. All dividend amounts paid or accrued prior to the implementation of SFAS 150 are reflected as preferred stock dividends.

NOTE 3 – CSFB FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest stockholder). The credit agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the nine months ended September 30, 2003, Ascent issued $1.3 million in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at September 30, 2003 to approximately $14.8 million. Terms of the CSFB Credit Agreement are equivalent to terms that exist in arms-length credit transactions.

Ascent must obtain additional financing to retire the note payable when it matures in April 2004 or restructure the terms of the note. In August 2003, CSFB indicated that it would discuss the terms in which it would be willing to extend the maturity date. Ascent’s Board of Directors has formed a special committee, consisting of the Board’s four independent directors, to evaluate and negotiate the terms of any such extension with CSFB. The special committee has retained legal counsel and an independent financial advisor to assist it in evaluating the fairness of the terms of any transaction to be entered into with CSFB. There can be no assurance that the negotiations with CSFB will result in a successful extension of the maturity date. Failure of Ascent to successfully restructure the terms of the note payable would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

NOTE 4 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At September 30, 2003, 36,567 shares of preferred stock were outstanding, all of which, are owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends on Ascent’s preferred stock are payable in cash or through issuance of additional shares of preferred stock at the option of Ascent. On September 30, 2003, preferred stock dividends accrued in the third quarter of 2003 were paid through the issuance of 913 shares of preferred stock.

The preferred stock is mandatorily redeemable in cash on March 24, 2004 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption. Ascent must obtain additional financing to retire the preferred stock when due or restructure the terms of the preferred stock. In August 2003, CSFB indicated that it would discuss the terms in which it would be willing to extend the maturity date. Ascent’s Board of Directors has formed a special committee, consisting of the Board’s four independent directors, to evaluate and negotiate the terms of any such extension with CSFB. The special committee has retained legal counsel and an independent financial advisor to assist it in evaluating the fairness of the terms of any transaction to be entered into with CSFB. There can be no assurance that the negotiations with CSFB will result in a successful extension of the maturity date. Failure of Ascent to successfully restructure the terms of the preferred stock would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

NOTE 5 – EMPLOYEE BENEFIT PLANS

Ascent applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees of one of its subsidiaries and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. Ascent applies the fair value method under SFAS 123 in accounting for stock options issued to consultants (including marketing agents). Accordingly, compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards were approximately $4,500 and $3,100 for the three months ended September 30, 2003 and 2002, respectively, and $7,200 and $53,000 for the nine months ended.

The following table illustrates the effect on net loss and loss per share if Ascent had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss to common stockholders	$(1,028)	$(672)	$(2,236)	$(2,590)
Total stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax effects	(71)	(7)	(196)	(163)

Pro forma net loss	$(1,099)	$(679)	$(2,432)	$(2,753)

Loss per share:
Basic - as reported	$(.16)	$(.10)	$(.34)	$(.40)

Basic - pro forma	$(.17)	$(.10)	$(.37)	$(.42)

Diluted - as reported	$(.16)	$(.10)	$(.34)	$(.40)

Diluted - pro forma	$(.17)	$(.10)	$(.37)	$(.42)

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

The Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous healthcare reform proposals and regulatory initiatives under consideration which if enacted could have significant impact on the Insurance Subsidiaries’ results of operations.

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

The following discussion provides management’s assessment of financial condition at September 30, 2003 as compared to December 31, 2002 and results of operations for the three and nine months ended September 30, 2003 as compared to the comparable 2002 periods for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2002 Report on Form 10-K and should be read in conjunction therewith.

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

Forward-Looking Statements.     Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in the Management’s Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of Ascent and members of its senior management team. While Ascent management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	the ability of Ascent to restructure the terms of redeemable preferred stock and notes payable maturing in March 2004 and April 2004, respectively;

o	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

o	Ascent’s ability to make capital contributions to its Insurance Subsidiaries, if needed, in order that they meet minimum regulatory capital requirements;

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising healthcare costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing healthcare trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	developments in healthcare reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Insurance Subsidiaries operate;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Subsequent written or oral statements attributable to Ascent or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in Ascent’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting Ascent or the SEC.

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three and nine months ended September 30, 2003 and 2002. (In thousands except insurance operating ratios.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Premiums	$25,561	$27,871	$77,310	$84,827
Other	558	665	1,805	1,996
Net investment income	1,563	1,929	4,798	5,891
Net realized gain (loss) on investments	53	84	330	(333)

Total insurance operating revenue	27,735	30,549	84,243	92,381
Benefits and claims	17,447	19,525	52,620	60,344
Commissions	2,859	3,596	9,127	10,602
Change in deferred acquisition costs	561	30	583	(243)
General and administrative expense	5,416	5,765	16,938	17,511
Taxes, licenses and fees	921	847	2,775	2,825
Interest expense on bank facilities	16	71	70	217

Total insurance operating expenses	27,220	29,834	82,113	91,256

Insurance operating results	515	715	2,130	1,125

Fee and service income	3,023	2,564	8,808	7,729
Fee and service expenses	3,044	2,567	8,727	7,399

Fee and service results	(21)	(3)	81	330

Interest expense on note payable to
related party	(608)	(558)	(1,774)	(1,629)
Interest expense on redeemable
convertible preferred stock	(914)	-	(914)	-

(Loss) income before income taxes	(1,028)	154	(477)	(174)
Federal income taxes	-	-	-	-

Net (loss) income	$(1,028)	$154	$(477)	$(174)

Insurance operating ratios*
Benefits and claims	68.3%	70.1%	68.1%	71.1%
Commissions	11.2%	12.9%	11.8%	12.5%
Increase in deferred acquisition costs	2.2%	-	0.8%	(0.3%)
General and administrative expenses	20.7%	20.2%	21.4%	20.2%
Taxes, licenses and fees	3.6%	3.0%	3.6%	3.3%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of the total of premiums and other.

Overview.     For the third quarter of 2003, net loss was approximately ($1 million) compared to net income of $154,000 for the corresponding period in 2002. The $1.2 million decrease in net income was primarily due to the implementation of SFAS 150 (see Note 2 to the Condensed Consolidated Financial Statements, Recently Issued Accounting Pronouncements) whereby preferred stock dividends of $.9 million have been reported as a component of interest expense. Pursuant to SFAS 150, prior periods have not been restated. In addition, net investment income declined by $366,000 for the third quarter of 2003 as compared to the prior period quarter due to declining market interest rates.

Net loss for the nine months ended September 30, 2003 was ($477,000) compared to a net loss of ($174,000) for the comparable 2002 period. The net loss for year to date September 2003 included $.9 million of preferred stock dividends reported as interest as a result of the implementation of SFAS 150. Insurance operating results for the nine months ended September 30, 2003 and 2002 were $2.1 million and $1.1 million, respectively. The $1 million improvement in insurance operating results was principally due to a 3.0 percentage point decrease in the benefits and claims ratio. Fee and service results decreased $249,000 for year to date 2003 compared to 2002 principally as a result of Ascent’s printing subsidiary.

Interest expense on the note payable to related party increased to $608,000 in the third quarter of 2003 from $558,000 in the third quarter of 2002 due to the increase in the note payable balance to $14.8 million as of September 30, 2003 from $13.1 million as of September 30, 2002 for interest paid in kind. In addition, dividends on the redeemable convertible preferred stock increased during the third quarter 2003 due to the payment of such dividends in kind. At September 30, 2003, total redeemable convertible preferred stock outstanding was $36.6 million. The redeemable preferred stock and note payable mature in March 2004 and April 2004, respectively. Failure of Ascent to successfully restructure the terms of these facilities would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations (see Liquidity, Capital Resources and Statutory Capital and Surplus.)

The following narratives discuss the principal components of insurance operating results.

Premiums     Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Major medical:
First-year	$4,204	$5,539	$14,239	$16,965
Renewal	11,839	12,176	34,869	36,516

Subtotal	16,043	17,715	49,108	53,481
Supplemental specified disease:
First-year	21	54	82	301
Renewal	5,170	5,546	15,768	16,889

Subtotall	5,191	5,600	15,850	17,190
Medicare supplement:
Renewal	3,887	4,033	10,999	12,603

Subtotal	3,887	4,033	10,999	12,603
Other	440	523	1,353	1,553

Consolidated Premium Revenue	$25,561	$27,871	$77,310	$84,827

Total premiums decreased by $2.3 million, or 8.3%, for the third quarter of 2003 and $7.5 million, or 8.9%, for the nine months of 2003 as compared to the corresponding 2002 periods as a result of lower new major medical policy sales and the normal lapsing of supplemental specified disease and Medicare supplement policies.

Benefits and Claims.     Benefits and claims are comprised of (1) claims paid, (2) changes in the claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves. The 1.8 and 3.0 percentage point improvements in the ratio of consolidated benefits and claims to consolidated premiums for the third quarter of 2003 and year to date 2003 as compared to the comparable 2002 periods are principally attributable to a favorable shift in major medical product mix toward products marketed subsequent to June 2000 which were designed to produce a substantially lower benefits and claims to premium ratio than previously marketed products.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	September 30, 2003		December 31, 2002
	Market		Market
Fixed Maturity Securities	Value	%	Value	%

	(in thousands)		(in thousands)
U.S. Government and governmental agencies
and authorities (except mortgage-backed)	$11,063	11.3	$11,308	11.4
Finance	19,749	20.3	17,834	18.0
Public utilities	9,312	9.6	6,785	6.9
Mortgage-backed	24,949	25.6	33,058	33.4
States, municipalities and political subdivisions	2,336	2.4	1,726	1.7
All other corporate bonds	30,048	30.8	28,340	28.6

Total fixed maturity securities	$97,457	100.0	$99,051	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments.

	September 30, 2003		December 31, 2002
Composition of Fixed Maturity	Market		Market
Securities by Rating	Value	%	Value	%

	(in thousands)		(in thousands)
Ratings
Investment grade:
U.S. Government and agencies	$19,659	20.2	$35,366	35.7
AAA	18,140	18.6	10,813	10.9
AA	1,484	1.5	4,607	4.7
A	35,069	36.0	30,459	30.7	.
BBB	21,045	21.6	16,132	16.3
Non-Investment grade:
BB	1,108	1.1	1,552	1.6
B and below	952	1.0	122	0.1

Total fixed maturity securities	$97,457	100.0	$99,051	100.0

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments, at September 30, 2003 and December 31, 2002 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2003		December 31, 2002
	Market		Market
	Value	%	Value	%

	(in thousands)		(in thousands)
Scheduled Maturity
Due in one year or less	$5,061	5.2	$6,604	6.7
Due after one year through five years	22,734	23.3	21,042	21.2
Due after five years through ten years	27,085	27.8	24,489	24.7
Due after ten years	17,628	18.1	13,858	14.0
Mortgage-backed and asset-backed securities	24,949	25.6	33,058	33.4

Total fixed maturity securities	$97,457	100.0	$99,051	100.0

Claim Reserves.    Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder, but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $25.8 million at September 30, 2003 as compared to $30.9 million at December 31, 2002. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves.     Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $58.9 million at September 30, 2003 as compared to $60.7 million at December 31, 2002. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

In determining the morbidity, persistency rate, claim cost and other assumptions used in determining future policy benefit reserves, the Insurance Subsidiaries each rely primarily upon their own respective benefit payment history and upon information developed in conjunction with actuarial consultants and industry data. Persistency rates have a direct impact upon their policy benefit reserves because the determinations for these reserves are, in part, a function of the number of policies in force and, expected to remain in force, to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by (used for) operations totaled $0.2 million and $1.2 million for the three and nine months ended September 30, 2003, compared to ($3.7) million and ($6.9) million for the comparable 2002 periods, respectively. The increase in cash provided by operations is principally due to decreases in the cash basis ratio of benefits and claims to premiums and to the timing of payments of accounts payable and other liabilities.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred in recent years. Ascent’s principal uses of cash are for capital contributions to maintain minimum statutory capital and surplus requirements for the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $0.7 million and $1.8 million during the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003, Ascent had approximately $2.4 million in unrestricted cash and invested assets.

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

CSFB Financing and Preferred Stock.     Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management Corporation, (“CSFB”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (Ascent’s largest common stockholder). The Credit Agreement relating to that loan (“CSFB Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. The loan bears interest at a rate of 12% per annum and matures in April 2004. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three and nine months ended September 30, 2003, Ascent issued $445,000 and $1.3 million in additional notes for payment of interest in kind which increased the notes payable balance to CSFB at September 30, 2003 to approximately $14.8 million. The CSFB Credit Agreement provides for a facility fee of $1.5 million which is payable upon maturity or upon a change in control, as defined. This facility fee is being accrued as additional interest payable over the term of the loan. Ascent’s obligations to CSFB are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFB Credit Agreement. At September 30, 2003, there were no events of default.

Ascent’s redeemable convertible preferred stock is 100% owned by Special Situations Holdings, Inc. – Westbridge, which is Ascent’s largest common stockholder and is also an affiliate of CSFB. Dividends may be paid in cash or by issuance of additional shares of preferred stock, at Ascent’s option. Ascent paid preferred stock dividends through the issuance of 913 and 825 additional shares of preferred stock in the third quarter of 2003 and 2002, respectively. The preferred stock is mandatorily redeemable in cash in March 2004.

Ascent must obtain additional financing to retire the redeemable preferred stock and note payable when due in early 2004 or restructure these facilities. In August 2003, CSFB indicated that it would discuss the terms in which it would be willing to extend the maturity date. Ascent’s Board of Directors has formed a special committee, consisting of the Board’s four independent directors, to evaluate and negotiate the terms of any such extension with CSFB. The special committee has retained legal counsel and an independent financial advisor to assist it in evaluating the fairness of the terms of any transaction to be entered into with CSFB. There can be no assurance that the negotiations with CSFB will result in a successful extension of the maturity date. Failure of Ascent to successfully refinance these facilities would have a material adverse impact on Ascent’s liquidity, capital resources and results of operations.

Bank Financing.     The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. AFI has entered into a Credit Agreement (the “Credit Agreement”) with LaSalle Bank, NA (“LaSalle”), which currently provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of September 30, 2003, $1.4 million was outstanding under the Credit Agreement. AFI incurs a commitment fee on the unused portion of the Credit Agreement at a rate of 0.50% per annum.

The Credit Agreement expires January 5, 2004, at which time the outstanding principal and interest will be due and payable. Under the terms of the Credit Agreement, agent advances made within two months of the expiration date (after November 5, 2003) are not eligible for financing. The Company has obtained a commitment from a local bank for a $3.0 million line of credit to finance agent receivables that is intended to replace the LaSalle loan facility. This commitment is subject to the execution of definitive agreements by December 31, 2003 and other customary conditions. There can be no assurance that this financing will be obtained. Failure of the Company to maintain an agent receivable financing credit facility may limit growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at September 30, 2003 are net agent receivables of $5.0 million. In addition, Ascent has guaranteed AFI’s obligation under the Credit Agreement, and has pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, FLICA and NFIC as collateral for that guaranty (the “Guaranty Agreement”). As of September 30, 2003, there were no events of default under the Credit or Guaranty Agreements.

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

Inflation.     Inflation impacts claim costs and overall operating costs and, although inflation has been lower the last few years, hospital and medical costs have still increased at a higher rate than general inflation, especially prescription drug costs. New, more expensive and wider use of pharmaceuticals, is inflating healthcare costs. The Insurance Subsidiaries will continue to establish premium rates in accordance with trends in hospital and medical costs along with concentrated efforts in various cost containment programs. However, there can be no assurance that these efforts will fully offset the impact of inflation or that increases in premium rates will equal or exceed increasing healthcare costs.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ascent has no material changes to the disclosure concerning market risk made in its Annual Report on Form 10-K for the year ended December 31, 2002.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.     Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2003, the end of the quarter covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s control and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2003, the end of the quarter covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls.     There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to material affect, these controls during the period covered by this quarterly report.

ASCENT ASSURANCE, INC.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of Ascent filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999)

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.8 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Extension of Employment Agreement, dated as of September 15, 1998, by and among Westbridge Capital Corp., Westbridge Management Corp. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.9 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.11	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among, Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among, Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.14	First Amendment to Security Agreement, dated as of November 30, 2000, by and among, Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.15	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Service, Inc., Senior Benefits, L.L.C., and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.17	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.19	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.20	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.21	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.22	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.33 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.23	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O'Neill. (incorporated by reference to Exhibit 10.37 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober. (incorporated by reference to Exhibit 10.38 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig. (incorporated by reference to Exhibit 10.39 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.42 to Ascent's Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association. (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.33	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable. (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation. (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association.

31.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated August 13, 2003 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the second quarter of 2003.

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
November 12, 2003