Form 10-K
period 2003-12-31
ASCENT ASSURANCE INC
filed 2004-02-27
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to____
Commission File Number 1-8538
ASCENT ASSURANCE, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1165000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3100 Burnett Plaza, Unit 33, 801 Cherry Street, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)
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

 Yes                                  No            X

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes             X                  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

 Yes                                  No            X

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $1,633,963 as of February 25, 2004. As of February 25, 2004, 6,535,850 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of Registrant's definitive proxy statement for the 2004 Annual Meeting, to be filed with the securities and Exchange Commission on or before April 30, 2004, are incorporated by reference under part III of this Form 10-K.

ASCENT ASSURANCE, INC.

2003 FORM 10-K ANNUAL REPORT

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

The Company’s revenues result primarily from premiums and fees from the insurance products sold or reinsured by its wholly-owned life and health insurance subsidiaries, National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”) and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”. The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2003: Florida — 18%, Texas — 13%, Colorado — 8%, and Oklahoma — 6%.

The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services and (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of the benefits of unaffiliated membership benefit programs.

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

Hospital/surgical medical expense products — These products are similar to comprehensive major medical products except that benefits are generally limited to medical and surgical services received in a hospital either as an inpatient or outpatient (services such as outpatient physician office visits and outpatient prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher. All such products are also guaranteed renewable pursuant to HIPAA.

Supplemental specified disease products — These products include blanket group accident coverages, blanket group hospital daily indemnity coverages, as well as individual indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” individual policies, which provide fixed benefits or lump sum payments directly to the insured upon diagnosis of certain types of internal cancer or heart disease. Blanket group accident and hospital daily indemnity insurance coverages are generally not guaranteed renewable by contract, and are exempt from the guaranteed renewability provisions of HIPAA. Individual hospital indemnity and specified disease products are generally guaranteed renewable by contract, but are exempt from the guaranteed renewability provisions of HIPAA.

Major medical and hospital surgical medical expense products comprise approximately 99% of new business sales. These products are individually underwritten based upon medical information provided by the applicant prior to issue. Information provided in the application is verified with the applicant through a tape-recorded telephone conversation or through written correspondence. In addition, the underwriting procedures for major medical products currently sold by NFL and FLICA include a para-med examination or other medical tests, depending on the age of the applicant.

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

COMPETITION

The accident and health insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines, favorable ratings from A.M. Best Company, Inc. (“A.M. Best”) and larger staffs than the Company. Competitive factors applicable to the Insurance Subsidiaries’ business include product mix, policy benefits, service to policyholders and premium rates. The Insurance Subsidiaries believe that their current benefits and premium rates are generally competitive with those offered by other companies. Management believes that service to policyholders and prompt and fair payment of claims continue to be important factors in the Insurance Subsidiaries’ ability to remain competitive. The Insurance Subsidiaries are not currently rated with A.M. Best. The Company believes that the Insurance Subsidiaries lack of an A.M. Best rating is not a significant factor affecting the ability to sell products in the markets served.

Private insurers and voluntary and cooperative plans, such as Blue Cross and Blue Shield and HMOs, provide various alternatives for defraying hospitalization and medical expenses. Much of this health coverage is sold on a group basis to employer-sponsored groups. The federal and state governments also provide programs for the payment of the costs associated with medical care through Medicare and Medicaid. These major medical programs generally cover a substantial amount of the medical expenses incurred as a result of accidents or illnesses. The Insurance Subsidiaries’ major medical products are designed to provide coverage, which is similar to these major medical insurance programs, but are sold primarily to persons not covered by an employer-sponsored group.

The Insurance Subsidiaries’ supplemental specified disease products are designed to provide coverage which is supplemental to major medical insurance and may be used to defray non-medical as well as medical expenses. Since these policies are sold to complement major medical insurance, the Insurance Subsidiaries compete only indirectly with those insurers providing major medical insurance, however, other insurers may expand coverage in the future, which could reduce future sales levels and profit margins. Medicare supplement products are designed to supplement the Medicare program by reimbursing for expenses not covered by such program. Future government programs may impact the rate of participation by private entities in such government programs.

In addition to product and service competition, there is also very strong competition within the accident and health insurance market for qualified, effective agents. The recruitment and retention of such agents is important to the success and growth of the Company’s business. Management believes that NCM is competitive with respect to the recruitment, training and retention of such agents. However, there can be no assurance that NCM will be able to continue to recruit or retain qualified, effective agents.

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

Product Approvals. Generally, before an insurance company is permitted to market an individual insurance product in a particular state, it must obtain regulatory approval from that state and adhere to that state’s insurance laws and regulations which include, among other things, specific requirements regarding the form, language, premium rates and policy benefits of that product. Consequently, although the Insurance Subsidiaries’ policies generally provide for the same basic types and levels of coverage in each of the states in which they are marketed, the policies are not precisely identical in each state or other jurisdiction in which they are sold. Such regulation may delay the introduction of new products and may impede, or impose burdensome conditions on, rate increases or other actions that the Insurance Subsidiaries may wish to take in order to enhance their operating results. In addition, federal or state legislation or regulatory pronouncements may be enacted that may prohibit or impose restrictions on the ability to sell certain types of insurance products or impose other restrictions on the Company’s operations. For example, certain states in which the Insurance Subsidiaries do business have adopted NAIC model statutes and regulations relating to market conduct practices of insurance companies. Any limitations or other restrictions imposed on the Insurance Subsidiaries’ market conduct practices by the regulators of a state that has adopted the model statutes and regulations may also be imposed by the regulators in other states that have adopted such statutes and regulations. No assurances can be given that future legislative or regulatory changes will not adversely affect the Company’s business, financial condition or results of operations.

In addition, state insurance departments generally require the maintenance of certain minimum loss ratios on certain product lines. The states in which the Insurance Subsidiaries are licensed have the authority to change the minimum mandated statutory loss ratios to which the Insurance Subsidiaries are subject, the manner in which these ratios are computed and the manner in which compliance with these ratios is measured and enforced. Most states in which the Insurance Subsidiaries write health insurance products have adopted the loss ratios recommended by the NAIC. The Company is unable to predict the impact of (i) any changes in the mandatory statutory loss ratios relating to products offered by the Insurance Subsidiaries or (ii) any change in the manner in which these minimums are computed or enforced in the future. Similarly, the Insurance Subsidiaries’ ability to increase its premium rates in response to adverse loss ratios is subject to regulatory approval. Failure to obtain such approval could have a material adverse effect on the Company’s business, financial condition and results of operations.

NAIC Accounting Principles. In 1998, the NAIC adopted the Codification of Statutory Accounting Principles which became the NAIC’s primary guidance on statutory accounting. The Texas Department of Insurance adopted the Codification effective January 1, 2001. Statutory accounting practices (“SAP”) differ in some respects from accounting principles generally accepted in the United States (“GAAP”). The significant differences are:

o	Policy acquisition costs, which consist of commissions and other costs incurred in connection with acquiring new business, are charged to current operations as incurred for SAP, whereas, under GAAP these costs are deferred and amortized over the policy term in order to provide an appropriate matching of revenue and expense.

o	Future policy benefit reserves are based on statutory mortality, morbidity and interest requirements for SAP, while GAAP reserves are based on Company or industry experience.

o	Similar to GAAP, deferred income taxes are provided on temporary differences between the statutory and tax bases of assets and liabilities for SAP; however, statutory deferred tax assets are limited based upon admission tests. Under SAP, the change in deferred taxes is recorded directly to surplus as opposed to GAAP where the change is recorded to current operations.

o	Debt securities are carried at amortized cost for SAP. Under GAAP, investments in debt securities are classified, as held-to-maturity, available-for-sale, or trading securities, and the accounting treatment is different for each category. Life and health insurance companies are required to record an Interest Maintenance Reserve (“IMR”) to defer gains and losses resulting from the sale of debt securities prior to maturity. For SAP the IMR is amortized into income over the original maturity of the investment. Under GAAP, realized gains and losses are recorded in the income statement during the period in which the investment is sold.

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

The Texas Department of Insurance adopted the NAIC’s RBC Model Act during 2000. NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2003 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2003, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Regulatory Action Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Premium-Writing Ratios. Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus with regards to policyholders (“the premium-writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium-writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or, establish by order, maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. Only FLICA writes comprehensive major medical and hospital/surgical medical expense new business in Florida; however, Florida production represents approximately 31% of the Company’s consolidated new business sales. At December 31, 2003, the premium-writing ratio for FLICA complied with the limit mandated by Florida law.

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

The Insurance Subsidiaries are precluded from paying dividends during 2004 without prior approval of the Texas Insurance Commissioner, as the companies’ earned surplus is negative. Due to statutory losses incurred by the Insurance Subsidiaries in prior years, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

Guaranty Associations. The Insurance Subsidiaries may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Insurance Subsidiaries pay the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Insurance Subsidiaries paid approximately $20,000 during the year ended December 31, 2003.

FEDERAL REGULATION

HIPAA.     This federal regulation, among other things, mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and the efficiency of the healthcare industry. This legislation also promotes so-called “accountability” by requiring compliance with certain privacy and security standards in connection with individually identifiable protected health information of certain individuals. Another key component is “portability”, or an individual’s right, under certain circumstances, to satisfy waiting periods or pre-existing coverage limitations contained in an individual policy form providing new coverage for such individual, as a result of the length of time such individual was covered under a prior group health plan.

In December 2000, final regulations were issued regarding the privacy of individually identifiable health information. This final rule on privacy applies to both electronic and paper records and imposes extensive requirements on the way in which health care providers, health plan sponsors, health insurance companies, and their business associates use and disclose protected information. Under the new HIPAA privacy rules the Company is now required to (a) comply with a variety of requirements concerning its use and disclosure of individuals’ protected health information, (b) establish rigorous internal procedures to protect health information, and (c) enter into business associate contracts with other companies that use similar privacy protection procedures. The final rules do not provide for complete federal preemption of state laws, but, rather, preempt all contrary state laws unless the state law is more stringent. The effective date of the rules was April 14, 2003.

In February 2003, rules were published related to the security of electronic health data, including individual health information and medical records, for health plans, health care providers, and health care clearinghouses that maintain or transmit health information electronically. The rules would require these businesses to establish and maintain confidentiality of this information. The standards embraced by these rules include the implementation of technical and organization policies, practices and procedures for security and confidentiality of health information and protecting its integrity, education and training programs, authentication of individuals who access this information, systems controls, physical security and disaster recovery systems, protection of external communications and use of electronic signatures. The rules were effective April 23, 2003. Most covered entities have until April 25, 2005 to comply.

Sanctions for failing to comply with HIPAA standards include criminal penalties of up to $250,000 per violation and civil sanctions of up to $25,000 per violation. Due to the complex nature of the privacy regulations, they may be subject to court challenge, as well as further legislative and regulatory actions that could alter their effect. The Company believes that it is in compliance with the effective HIPAA regulations.

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

GLBA provides that there is no federal preemption of a state’s insurance related privacy laws if the state law is more stringent than the privacy rules imposed under GLBA. Pursuant to the authority granted under GLBA to state insurance regulatory authorities to regulate, the National Association of Insurance Commissioners promulgated a new model regulation called Privacy of Consumer Financial and Health Information Regulation, which was adopted by numerous state insurance authorities. The Company believes that it is in compliance with the privacy regulations that became effective in 2001.

PENDING HEALTH CARE REFORM

The health care industry, as one of the largest industries in the United States, continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the health care system, either nationally or at the state level. Proposals that have been considered include income tax credits for certain individuals, cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, patients’ bills of rights and requirements that all businesses offer health insurance coverage to their employees. There can be no assurance that future health care legislation or other changes in the administration or interpretation of governmental health care programs will not have a material adverse affect on the business, financial condition or results of the operations of the Company and its subsidiaries.

EMPLOYEES

At December 31, 2003, the Company employed 247 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2 — PROPERTIES

The Company’s principal offices are located at 801 Cherry Street, Unit 33, 3100 Burnett Plaza, Fort Worth, Texas. The lease for this facility expires February 28, 2011. Westbridge Printing Services, Inc., the Company’s wholly-owned printing subsidiary, maintains its facility at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. Precision Dialing Services (“PDS”), the Company’s wholly-owned telemarketing subsidiary, maintains its facility at 9550 Forest Lane, Dallas, Texas under a lease agreement which expired in December 2003. In March 2004, PDS will relocate to a facility at 1100 East Campbell Road, Richardson, Texas, under a lease agreement which expires in March 2009. The Company believes that its leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

ITEM 3 — LEGAL PROCEEDINGS

In the normal course of its business operations, the Company is involved in various claims and other business related disputes. In the opinion of Management, the Company is not a party to any pending litigation which is reasonably likely to have an adverse result or disposition that would have a material adverse effect on the Company’s business consolidated financial position or its consolidated results of operations.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company to a vote of stockholders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year for which this report is filed.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities. The Company’s Common Stock and Warrants are quoted on the over-the-counter bulletin board (“OTC Bulletin Board”). There were 6,535,850 shares of Common Stock and 971,266 Warrants outstanding as of February 25, 2004. The high and low price listed for the Common Stock and Warrants reflects the OTC Bulletin Board closing bid prices of the Company’s securities. The closing bid price on December 31, 2003 was $0.15. There were approximately 310 shareholders of record on December 31, 2003, representing approximately 1,175 beneficial owners.

OTC Bulletin Board
	Common Stock		Warrant
	High	Low	High	Low
2003
Fourth Quarter	$0.35	$0.15	$0.050	$0.001
Third Quarter	0.60	0.35	0.005	0.001
Second Quarter	0.52	0.35	0.006	0.005
First Quarter	0.72	0.30	0.005	0.005

2002
Fourth Quarter	$0.80	$0.45	$0.015	$0.005
Third Quarter	1.25	0.60	0.012	0.012
Second Quarter	1.11	0.60	0.020	0.011
First Quarter	1.13	0.57	0.050	0.011

Dividend Policy

The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company’s results of operations and liquidity, see ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, ITEM 1 — “Business — State Regulation”, and NOTE 11 — “Statutory Capital And Surplus” to the Company’s Consolidated Financial Statements at Item 8.

Reservation of Common Stock

There are 971,266 shares of common stock reserved for issuance upon exercise of warrants. The warrants are exercisable at an initial exercise price of $9.04 share of common stock, subject to customary anti-dilution adjustments, and will expire on March 24, 2004.

Up to 1,219,585 shares of the fully diluted number of shares of common stock have been reserved for issuance to employees, directors and former directors, and up to 387,119 shares of the fully diluted number of shares of common stock have been reserved for issuance to the Company’s marketing agents under the Company’s 1999 Stock Option Plan, which was approved by the Company’s shareholders. For information concerning the Company’s equity compensation plans, see Note 12 – “Employee Benefit Plans” to the Company’s Consolidated Financial Statements at Item 8 and Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes.

	Year Ended December 31,				Nine Months Ended December 31,
	2003	2002	2001	2000	1999(4)
	(in thousands, except per share data)
Statement of Operations Data:
Premiums	$101,574	$111,048	$125,206	$119,908	$86,371
Total revenues	121,222	131,278	155,381	149,586	105,972
(Loss) income before income taxes	(1,348)	(931)	(2,119)	(12,939)	3,231
Net (loss) income(1)	(1,348)	(931)	(2,119)	(18,942)	2,106
Preferred stock dividends	1,759	3,263	2,932	2,576	1,874
(Loss) income applicable to common
shareholders	(3,107)	(4,194)	(5,051)	(21,518)	232
(Loss) Earnings Per Share(1):
Basic	$(0.48)	$(0.64)	$(0.78)	$(3.31)	$0.04
Diluted	$(0.48)	$(0.64)	$(0.78)	$(3.31)	$0.04
Weighted Average Shares Outstanding:
Basic	6,531	6,505	6,500	6,500	6,500
Diluted	6,531	6,505	6,500	6,500	6,610

	2003	2002	2001	2000	1999
	(in thousands)
Balance Sheet Data:
Cash and invested assets	$105,239	$112,174	$116,238	$112,235	$115,303
Total Assets	143,929	155,440	162,593	160,478	163,690
Policy liabilities	81,068	91,559	98,773	104,084	95,895
Notes payable(2)	15,770	18,189	18,603	8,947	7,162
Total liabilities	106,598	119,283	129,136	128,698	116,649
Redeemable convertible preferred stock(3)	-	33,896	30,635	27,705	23,257
Stockholders' equity(3)	37,331	2,261	2,822	4,075	23,784

(1)	Net loss for the year ended December 31, 2000 includes a non-cash charge of $10.4 million related to an increase in the deferred tax asset valuation allowance. See "Critical Accounting Policies - Deferred Tax Asset" at Item 7.
(2)	In April 2001, the Company borrowed an additional $11 million. See "Liquidity, Capital Resources, and Statutory Capital and Surplus" at Item 7.
(3)	On December 31, 2003, 36,567 shares plus accrued dividends equal to 937 shares of 10.25% Series A Convertible Preferred Stock were exchanged for 37,504 shares of 5.5% Series B Convertible Preferred Stock. Stockholders' equity at December 31, 2003 includes $37.5 million of 5.5% Series B Convertible Preferred Stock.
(4)	Ascent's predecessor, Westbridge Capital, Corp., filed Chapter 11 reorganization proceedings on September 16, 1998. Ascent emerged from such proceedings on March 24, 1999. Statement of operations data for the three months ended March 1999 for Westbridge Capital Corp. is not comparable to data for subsequent periods of Ascent and is therefore omitted.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Business Overview. Ascent Assurance, Inc. (“Ascent” or the “Company”) is the successor to a Delaware company incorporated in 1982 as an insurance holding company. Ascent, through its applicable subsidiaries, is principally engaged in the development, marketing, underwriting, and administration of medical expense and supplemental health insurance products. The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly-owned subsidiary. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) tele-survey services, (ii) printing services, and (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of the benefits of unaffiliated membership benefit programs. See Item 1 – “Business” for a discussion of the Company’s marketing distribution system, health insurance products, and market competition.

The following discussion provides management’s assessment of operating results and material changes in financial position and liquidity for the Company. This discussion is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. Certain reclassifications of prior years’ amounts have been made to conform with the 2003 presentation.

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Results of Operation and Financial Condition”, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While Ascent’s management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	Ascent’s ability to make additional investment in its Insurance Subsidiaries in the form of capital contributions, if needed, in order for such subsidiary to comply with regulatory capital or debt covenant requirements;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Subsequent written or oral statements attributable to Ascent or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting Ascent or the SEC.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are more fully described in Note 2 of the Consolidated Financial Statements at Item 8. The Company believes that the following discussion addresses the Company’s most significant accounting policies, which are those that are most important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective and complex judgments. The Company’s significant accounting policies relate to revenue recognition, investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. The application of these accounting policies requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities and expenses in the Company’s consolidated financial statements. Such estimates and judgments are based on historical experience, changes in laws and regulations, observance of industry trends, and various information received from third parties. While the estimates and judgments associated with the application of these accounting policies may be affected by different assumptions or conditions, the Company believes the estimates and judgments associated with the reported consolidated financial statement amounts are appropriate in the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions.

Revenue Recognition. Premium revenues from insurance contracts are recognized when due from policyholders. Policies for which premium has not been received within the applicable grace period from the due date are cancelled. Fee and service income is recognized when earned, the services have been provided and collectibility is reasonably assured.

Investments.     Investment income is an important source of revenue, and the Company’s return on invested assets has a material effect on net income. The Company’s investment policy is subject to the requirements of insurance regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company’s investment portfolio is managed by Seneca Capital Management, LLC, a registered investment advisor.

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

The following table provides information on the Company’s fixed maturity investments, in thousands, as of December 31:

	2003		2002
	Market Value	%	Market Value	%

Fixed Maturities (at market value):
U.S. Government and related agencies	$10,887	11.2	$11,308	11.4
State, county and municipal	2,297	2.4	1,726	1.7
Finance companies	19,209	19.8	17,834	18.0
Public utilities	8,645	8.9	6,785	6.9
Mortgage-backed securities	23,567	24.3	33,058	33.4
All other corporate bonds	32,363	33.4	28,340	28.6

Total Fixed Maturities	$96,968	100.0	$99,051	100.0

Mortgage-backed securities comprised 24.3% of the Company’s fixed maturity portfolio at December 31, 2003 as compared to 33.4% at December 31, 2002. Mortgage-backed securities are subject to risks associated with variable pre-payments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year (in thousands, except percentages):

	2003	2002	2001

Net investment income(1)	$5,135	$6,238	$6,869
Net realized gain (loss) on investments	238	(88)	392
Average gross annual yield on fixed maturities	5.3%	6.6%	7.0%

(1)	Excludes interest on receivables from agents of $1.0 million, $1.5 million, and $2.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The average gross annual yield on fixed maturities declined in both 2003 and 2002 due to declining market reinvestment interest rates. The Company’s portfolio has an average effective duration of five years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year. Market interest rates dropped significantly from mid- 2002 to mid-2003. The average yield on a five-year U.S. Treasury note declined from 4.45% for the first half of 2002 to 3.18% for the second half of 2002 to 2.75% for the first half of 2003, and increased to 3.20% for the last half of 2003. At December 31, 2003, the market yield for five year U.S. Treasury Securities was 3.27%. The Company anticipates that the investment yield on its portfolio will continue to decline if market interest rates remain at 2003 levels.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments at December 31:

	2003		2002
	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
Ratings(1)
Investment grade:
U.S. Government and agencies	$20,147	20.8	$35,366	35.7
AAA	16,514	17.0	10,813	10.9
AA	1,648	1.7	4,607	4.7
A	33,082	34.1	30,459	30.7
BBB	23,438	24.2	16,132	16.3
Non-Investment grade:
BB	1,640	1.7	1,552	1.6
B and below	499	0.5	122	0.1

Total fixed maturity securities	$96,968	100.0	$99,051	100.0

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

The NAIC assigns securities quality ratings and uniform prices called "NAIC Designations", which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 2003, 70.8%, 27.0% and 2.2% of the market value of the Company's fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The Company monitors the financial condition and operations of the securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management's assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the Company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company's ability or intent to hold the investments. If fair value is less than the carrying value and the decline in value is determined to be other than temporary, an appropriate write-down is recorded.

The scheduled contractual maturities of the Company's fixed maturity securities, excluding short-term investments at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	2003		2002
	Market Value (in thousands)%		Market Value (in thousands)%
Scheduled Maturity
Due in one year or less	$3,868	4.0	$6,604	6.7
Due after one year through five years	23,688	24.4	21,042	21.2
Due after five years through ten years	28,844	29.8	24,489	24.7
Due after ten years	17,001	17.5	13,858	14.0
Mortgage-backed securities	23,567	24.3	33,058	33.4

Total fixed maturity securities	$96,968	100.0	$99,051	100.0

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were $4.5 million and $6.3 million at December 31, 2003 and 2002, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advance. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2003 and 2002, the allowance for uncollectible commission advances was $3.4 million and $4.6 million, respectively.

Deferred Policy Acquisition Costs. Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits. Deferred policy acquisition costs totaled $21.8 million and $22.5 million at December 31, 2003 and 2002, respectively.

A premium deficiency exists if the present value of future net cash flows plus future policy benefit and claims reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. At December 31, 2003, 2002 and 2001, there were no premium deficiencies.

Deferred Tax Asset. The Company’s net deferred tax asset before valuation allowance at December 31, 2003 and 2002 was $18.4 million and $16.0 million, respectively. As the Company reported substantial pre-tax losses for the year ended December 31, 2000, principally due to losses from major medical products issued prior to July 2000, applicable GAAP literature required that the Company’s net deferred tax asset be fully reserved as of December 31, 2000. Although the Company’s pre-tax losses declined significantly in 2001, 2002 and 2003, sustained profitability has not been achieved. Accordingly, the Company has reported no income tax benefit for 2003, 2002, and 2001 and the net deferred tax asset remains fully reserved. Applicable GAAP literature provides that the deferred tax asset valuation allowance may be eliminated once the Company achieves sustained profitability, as defined, and management concludes that it is more likely than not, that all or some portion of the deferred tax asset will be realized.

At December 31, 2003, the Company had available tax net operating loss carryforwards (“NOLs”) of $63.4 million that expire between 2012 and 2018. The establishment of a valuation allowance for GAAP does not impair the availability of NOLs for utilization in the Company’s federal income tax return.

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $26.2 million at December 31, 2003 as compared to $30.9 million at December 31, 2002. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Management considers many factors when setting reserves including: (1) historical trends; (2) current legal interpretations of coverage and liability; (3) loss payments and pending levels of unpaid claims; and (4) product mix. Based on these considerations, management believes that adequate provision has been made for the Company’s claim reserves. Actual claims paid may deviate, perhaps substantially, from such reserves. For a reconciliation of claim reserves, see Note 6 to the Consolidated Financial Statements at Item 8.

Future Policy Benefit Reserves. Policy benefit reserves are established by each of the Insurance Subsidiaries for benefit payments that have not been incurred, but are estimated to be incurred, in the future. Policy benefit reserves totaled $54.9 million at December 31, 2003 as compared to $60.7 million at December 31, 2002. Policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums.

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

The Insurance Subsidiaries reinsure risks under each of their respective major medical policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. Certain risks under the Insurance Subsidiaries’ Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 2003, approximately $1.4 million of the $3.1 million recoverable from reinsurers is related to paid losses. Of this balance, all was recoverable from reinsurers rated “A” or higher by the A.M. Best Company.

Statutory Accounting Practices. The Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices (“SAP”). See Item 1 – “Business – State Regulation” for a description of the principle differences between GAAP and SAP accounting. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other reserve valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries (see “Liquidity, Capital Resources and Statutory Capital and Surplus”).

RESTRUCTURING OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND NOTES PAYABLE TO RELATED PARTY

On December 31, 2003, the Company completed an exchange of the redeemable convertible preferred stock and restructuring of the notes payable of Ascent held by Special Situations Holdings, Inc. – Westbridge (“SSHW”) and Credit Suisse First Boston Management LLC (“CSFBM”), respectively, both affiliates of Credit Suisse First Boston LLC (“CSFB”) (together, SSHW and CSFBM, the “CSFB entities”) that resulted in, among other things, an extension of the maturity dates of such preferred stock and notes held by the CSFB entities from March 24, 2004 and April 17, 2004, respectively, to March 24, 2010. The restructuring was effected pursuant to an Exchange Agreement dated as of December 31, 2003 between the Company, SSHW, and CSFBM (the “Exchange Agreement”).

Prior to the restructuring, SSHW held 36,567 shares plus accrued dividends equal to 937 shares of 10.25% Series A Convertible Preferred Stock (“Series A Preferred”) of the Company with a stated value of approximately $37.5 million. Pursuant to the Exchange Agreement, SSHW received 37,504 shares of 5.5% Series B Convertible Preferred Stock (“Series B Preferred”) of the Company in exchange for the shares of Series A Preferred and accrued dividends held by SSHW. The conversion price of the Series B Preferred is $.85246 per share (or 1,173.1 shares of common stock per share of Series B Preferred) versus $4.88 per share for the Series A Preferred (or 204.9 shares of common stock per share of Series A Preferred). The shares of the Series A Preferred were cancelled.

Prior to the restructuring, CSFB, through SSHW, was the Company’s largest stockholder, owning approximately 49% of the outstanding shares of common stock of the Company and, on an as converted, fully-diluted basis assuming conversion of the outstanding Series A Preferred, approximately 75.4% of the common stock. As a result of the exchange for Series B Preferred, CSFB, through SSHW, now owns on an as converted, fully diluted basis, 93% of the common stock with the remaining 7% held by public stockholders. At a stockholders’ meeting to be held no later than June 30, 2004, the stockholders of the Company will be asked to adopt an amendment to the Company’s certificate of incorporation to authorize additional shares of common stock in an amount necessary to permit the conversion of Series B Preferred in full. Upon the effectiveness of such amendment and obtaining of all necessary insurance regulatory approvals, the Series B Preferred will convert into common stock and no preferred stock will remain outstanding. Under the Exchange Agreement, CSFB has agreed to be present in person or by proxy at the stockholders’ meeting and to vote all of its shares of common stock held by SSHW in favor of such amendment of the Company’s certificate of incorporation. The Company expects that conversion of the Series B Preferred will be effected as planned prior to June 30, 2004. The table below shows the pro forma impact on the stockholders’ equity section of the Company’s balance sheet, assuming that the conversion was completed as of December 31, 2003:

	December 31, 2003	Pro Forma Conversion Adjustments	Pro Forma Balance

Stockholders' Equity
Redeemable convertible preferred stock	$37,504	$(37,504)	$-
Common stock	65	440	505
Capital in excess of par value	29,143	37,064	66,207
Accumulated other comprehensive income	3,059		3,059
Retained Deficit	(32,440)		(32,440)

Total Stockholders' Equity	$37,331	$-	$37,331

Number of common shares outstanding	6,532,100	43,995,026	50,527,126

Following the conversion of the Series B Preferred Stock, SSHW will have sufficient voting power to be able to approve a short-form merger with the Company without a vote of the Board or the stockholders not affiliated with CSFB. However, CSFB has agreed in the Exchange Agreement that the Company will not consummate such a transaction at a cash price per share that does not reflect fair value under the applicable Delaware law as reasonably determined by the controlling stockholder; provided that, prior to January 1, 2005, such price cannot be less that $.40 per share. The stockholders not affiliated with CSFB would have appraisal rights under Delaware law in connection with any short-form merger.

The restructuring of the notes payable to CSFBM in the amount of $15.3 million as of December 31, 2003 (including accrued interest) was effected by an amendment to the Credit Agreement dated as of April 17, 2001 between the Company and CSFBM (the “CSFBM Credit Agreement”). In addition to the extension of the maturity date to March 24, 2010, the interest rate of the note payable was reduced from 12% to 6% per annum. A $1.5 million facility fee, of which $1.35 million was accrued as of December 30, 2003, payable upon maturity of the note payable was waived. On December 31, 2003, the balance of the accrued facility fee was credited directly to capital in excess of par value. In the event that the Company fails to receive the approval of its stockholders in favor of the amendment to the certificate of incorporation described above by June 30, 2004, other than if such failure is the direct or indirect result of any action taken or failed to be taken by the CSFB entities, such failure shall constitute an event of default under the notes payable which, among other things, will result in the holder of the Series B Convertible Preferred Stock having the right to vote on all matters, other than the election of directors, thereafter brought to the stockholders of the Company. CSFBM has also agreed that the notes payable will be subordinate to up to $10 million in borrowings under the Company’s agent debit balance credit facility. The Company, certain of its subsidiaries, CSFBM and the lender under such credit facility have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to this subordination agreement.

OPERATING RESULTS

Results of operations for Ascent are reported below for the years ended December 31, 2003, 2002 and 2001.

	2003	2002	2001

Premiums	$101,574	$111,048	$125,206
Other	2,308	2,670	3,540

Total insurance operating revenue	103,882	113,718	128,746
Net investment income	6,151	7,722	8,867
Net realized gain (loss) on investments	238	(88)	392

Total insurance revenues	110,271	121,352	138,005
Benefits and claims	68,536	78,299	93,376
Commissions	11,857	13,857	17,793
Change in deferred acquisition costs	727	11	(448)
General and administrative expense	22,497	23,464	24,898
Taxes, licenses and fees	3,725	3,790	4,245
Interest expense on bank facilities	80	275	596

Total insurance operating expenses	107,442	119,696	140,460

Insurance operating results	2,849	1,656	(2,455)

Fee and service income	10,951	9,926	17,376
Fee and service expenses	10,847	10,314	15,703

Fee and service results	104	(388)	1,673

Interest expense on note payable to related party	(2,450)	(2,199)	(1,337)
Interest expense on Series A Preferred Stock	(1,851)	-	-

Loss before income taxes	(1,348)	(931)	(2,119)
Income tax expense	-	-	-

Net loss	(1,348)	(931)	(2,119)
Series A Preferred Stock dividends	(1,759)	(3,263)	(2,932)

Net loss to common shareholders	$(3,107)	$(4,194)	$(5,051)

Insurance operating ratios*
Benefits and claims	67.5%	70.5%	74.6%
Commissions	11.7%	12.5%	14.2%
Change in deferred acquisition costs	0.7%	-	(0.4% )
General and administrative expense	21.7%	20.6%	19.3%
Taxes, licenses and fees	3.7%	3.4%	3.4%

        *Ratios are calculated as a percent of premiums with the exception of the general and administrative expense ratio, which is calculated as a percent of total insurance operating revenue.

Overview. The Company reported pre-tax losses of ($1.3) million, ($0.9) million, and ($2.1) million for 2003, 2002 and 2001, respectively. The results of operations for 2003 are not comparable to 2002 and 2001 due to the third quarter 2003 implementation of Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity ("SFAS 150") as discussed in Note 2 to the Consolidated Financial Statements at Item 8. Pursuant to SFAS 150, dividends of $1.9 million accrued subsequent to June 30, 2003 on the Company's Series A Preferred stock were classified as interest expense, a component of pre-tax income, instead of a direct deduction to common stockholders' equity. In accordance with SFAS 150, prior period financial statements were not restated. Excluding the impact of SFAS 150, the $1.4 million improvement in pre-tax income for 2003 as compared to 2002 was comprised of a $1.2 million increase in insurance operating results and a $0.5 million improvement in fee and service operations, net of a ($.03) million increase in interest expense on the note payable to related party. The $1.2 million improvement in pre-tax loss for 2002 as compared to 2001 was due to a $4.1 million increase in insurance operating results offset by a ($2.0) million decrease in fee and service results and a ($0.9) million increase in interest expense on the note payable to related party.

The primary factor behind the improvement in insurance operating results for both 2003 and 2002 as compared to the corresponding prior year period is the decline in the benefits and claims to premium ratio for both years. For the past several years the Company has focused on improving its product pricing for both new insurance product sales and in force insurance policies. The benefits of a lower claims and benefit ratio have been offset in both 2003 and 2002 by 1) reduced interest income from the Company's bond portfolio due to declining market re-investment rates, 2) reduced interest income on agent's balances receivable due to a decline in outstanding agents' balances as a result of lower new business production and 3) an increase in the general and administrative expense ratio due to reduced coverage of fixed general and administrative expenses as a result of lower premium revenues.

Fee and service operating results improved in 2003 as compared to 2002 as a result of expense reduction initiatives for the Company's tele-survey and printing subsidiaries. These operations were significantly impacted in 2002 by the economic downturn and experienced a reduction in the number of customers, reduced order volume from continuing customers and lower profit margins in comparison to 2001.

Interest expense on the note payable to CSFBM, a related party, issued in April 2001 for an original principal amount of $11 million was $2.5 million for 2003, $2.2 million for 2002 and $1.3 million for 2001. Such interest expense includes the accrual of a facility fee pursuant to the terms of the CSFBM Credit Agreement of $0.5 million in 2003 and 2002 and $0.3 million in 2001. As previously discussed (see "Restructuring of Redeemable Preferred Stock and Notes Payable to Related Party"), the CSFBM Credit Agreement was amended to waive the facility fee on December 31, 2003. Interest expense on the note payable to CSFBM has been paid "in kind" through the issuance of additional notes payable. As of December 31, 2003, the balance of the note payable to related party was $15.3 million. The December 31, 2003 amendment to the CSFBM Credit Agreement also reduced the interest rate on the note payable to related party from 12% to 6% and will result in a reduction of interest expense in 2004.

As previously discussed (see "Restructuring of Redeemable Preferred Stock and Notes Payable to Related Party"), the Company's Series A Preferred was exchanged for Series B Preferred on December 31, 2003. The Company expects that the Series B Preferred will be fully converted into common stock prior to June 30, 2004 and that no preferred stock will remain outstanding. Upon full conversion of the Series B Preferred, the preferred stock dividend will be eliminated.

The Company reported no income tax benefit for 2003, 2002 and 2001 due to the establishment of a valuation allowance beginning December 31, 2000 for all net deferred tax assets. (See "Critical Accounting Policies - Deferred Tax Asset".)

The following narratives discuss the principal components of insurance operating results.

Premiums. The Insurance Subsidiaries' premium revenue is derived principally from the following medical expense reimbursement products: comprehensive major medical, hospital/surgical medical expense, supplemental products including specified disease coverage and Medicare supplement. Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services, and the cost of laboratory and diagnostic services, as well as inpatient medicines. Hospital surgical medical expense products are similar to comprehensive major medical products with respect to benefits for inpatient services, except that deductibles and coinsurance provisions are generally higher. However, benefits for outpatient services are generally more limited under hospital/surgical medical expense coverage than comprehensive major medical coverage. Supplemental products include blanket group accident coverages, blanket group hospital daily indemnity coverages, as well as individual indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and "event specific" individual policies, which provide fixed benefits or lump sum payments directly to the insured upon diagnosis of certain types of internal cancer or heart disease. Prior to 1998, the Insurance Subsidiaries also underwrote Medicare supplement products and continue to receive renewal premiums from such policies.

Premium revenue, in thousands, for each major product line is set forth below:

	2003	2002	2001

Major medical:
First-year	$18,329	$22,336	$28,310
Renewal	46,211	47,572	49,792

	$64,540	$69,908	$78,102

Supplemental specified disease:
First-year	110	340	1,077
Renewal	20,843	22,328	23,553

	$20,953	$22,668	$24,630

Medicare supplement:
Renewal	$14,259	$16,416	$20,170

Other	1,822	2,056	2,304

Consolidated Premium Revenue	$101,574	$111,048	$125,206

Total premiums decreased by 8.5% in 2003 and 11.3% in 2002 as compared to the corresponding prior year period. This decline in premium revenue is primarily attributable to lower new business sales resulting from 1) delays in new product deliveries to NCM and 2) a disciplined pricing philosophy focused upon profitability. The decline in both first year and renewal premiums for 2002 was also attributable to the accelerated lapsing of unprofitable major medical products marketed prior to July 2000.

In July 2003, NCM began selling a new line of medical insurance products, consisting of three products with varying degrees of benefits, designed to provide increased consumer choice and price flexibility for cost conscious consumers. As of December 31, 2003, the new products had been introduced in 19 of the 24 states in which NCM markets health insurance products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The 3.0 percentage point improvement in the ratio of consolidated benefits and claims to consolidated premiums in 2003 as compared to 2002 and the 4.1 percentage point improvement in 2002 as compared to 2001 is principally attributable to the Company’s adherence to a disciplined pricing philosophy for both new major medical product sales and in force insurance policies and the accelerated lapsing of unprofitable major medical products marketed prior to July 2000.

For the past several years, the costs of medical services covered by the Company’s major medical insurance policies has increased dramatically, with medical inflation averaging 15% to 20% annually in comparison to an average increase in the consumer price index of 3%. To maintain the 2003 ratio of claims and benefits to premium into future periods, the Company must accurately estimate future medical inflation and implement timely premium rate increases for both new major medical product sales and the majority of its in force insurance policies, including supplemental specified disease and Medicare supplement policies.

Commissions.     The commissions to premiums ratio decreased by 0.8 and 1.7 percentage points in 2003 and 2002, respectively, as compared to the corresponding prior year as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash used in operations totaled $1.1 million, $5.0 million and $6.6 million for the years ended December 31, 2003, 2002 and 2001, respectively. The decrease in cash used by operations from year to year is principally due to a decline in the cash basis ratio of benefits and claims to premiums.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred in recent years (see “Business – State Regulation” at Item 1). Ascent’s principal uses of cash are for making discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain certain minimum statutory capital and surplus levels in the Insurance Subsidiaries and general and administrative expenses. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $812,000, $2.3 million and $19.3 million during 2003, 2002, and 2001, respectively. The Insurance Subsidiaries reported statutory net income (losses) for 2003, 2002, and 2001 of $1.1 million, ($2.7) million, and ($12.7) million, respectively. As of December 31, 2003, Ascent had approximately $2.4 million in unrestricted cash and invested assets as compared to $375,000 at December 31, 2002.

The statutory losses incurred during 2002 and 2001 resulted from (1) significant losses on major medical products marketed prior to July 2000 due to higher than expected claim frequency and (2) costs associated with increased new business production which must be expensed under statutory accounting (for GAAP, such costs are deferred and amortized as related premiums are recorded). Major medical claims experience adverse to management’s current estimates or adverse claims experience for other insurance products may cause Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2004. As a result, adverse claims experience could have a material adverse effect on Ascent’s liquidity and capital resources and results of operations.

Related Party Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from CSFBM, which is an affiliate of SSHW (Ascent’s largest common stockholder), and a subsidiary of CSFB. The credit agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms (see “Restructuring of Redeemable Convertible Preferred Stock and Notes Payable to Related Party”), the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2003 and 2002, Ascent issued $1.7 million and $1.5 million, respectively, in additional notes for payment of interest in kind which increased the note payable balance at December 31, 2003 to approximately $15.3 million.

The CSFBM Credit Agreement is secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At December 31, 2003, there were no events of default.

Related Party Preferred Stock. Ascent’s redeemable convertible preferred stock is 100% owned by SSHW, which is the Company’s largest common stockholder and is also an affiliate of CSFBM and a subsidiary of CSFB. On December 31, 2003, the Company completed an exchange of Series A Preferred for Series B Preferred (see “Restructuring of Convertible Preferred Stock and Notes Payable to Related Party”). Dividends may be paid in cash or by issuance of additional shares of preferred stock, at the Company’s option. During 2003, Ascent paid dividends on the Series A Preferred through the issuance of 3,608, 3,261 and 2,930 additional shares of preferred stock in 2003, 2002 and 2001, respectively. The Series B Preferred is mandatorily redeemable in cash in March 2010 and has a dividend rate of 5.5%.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of December 31, 2003, $500,000 was outstanding under the Credit Agreement. The Credit Agreement matures on January 15, 2005, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2003 are net agent receivables of $4.6 million. In addition, NCM and Ascent have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of December 31, 2003, there were no events of default under the Credit or Guaranty Agreements.

AFI formerly financed agent receivables through a Credit Agreement (the “LaSalle Credit Agreement”) with LaSalle Bank NA (“LaSalle”). On January 31, 2003, pursuant to terms of the LaSalle Credit Agreement, AFI liquidated a $2.6 million cash collateral account pledged to LaSalle. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent. The proceeds were used to fully pay off Ascent Management Inc.‘s (“AMI”) term loan facility with LaSalle on January 31, 2003. On November 28, 2003, the amount outstanding of $1.4 million under the LaSalle Credit Agreement was paid off, the revolving loan facility and all guaranties provided by AAI were terminated, and all collateral held by LaSalle was returned to the Company.

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

CONTRACTUAL OBLIGATIONS

The following table provides information on the Company’s known contractual obligations, in thousands, as of December 31, 2003:

	Payments due by period
Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable to related party(1)	$15,270	-	-	-	$15,270
Note payable to bank(2)	500	-	500	-	-
Capital lease obligations	609	280	329	-	-
Operating lease obligations	7,126	1,517	2,426	1,928	1,255

	$23,505	$1,797	$3,255	$1,928	$16,525

         (1)   Excludes interest at a rate equal to 6% that may be paid in cash or in kind by issuance of additional notes.
         (2)   Excludes interest at a rate equal to the Prime Rate, plus one-half percent per annum.

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

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company’s investment portfolio that consists largely (94%) of fixed income securities. The Company’s investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

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

Credit Risk. The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 – “Investments” to the Company’s Consolidated Financial Statements.) Approximately 2.2% of the Company’s fixed-income portfolio market value is comprised of less than investment grade securities. The Company’s investment policy allows up to 5% of the Company’s fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company’s investment portfolio (over 97% investment grade), management believes the Company has marginal risk with regard to credit quality.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 50 and 100 basis points from their levels at December 31, 2003, and with all other variables held constant. A 50 and 100 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company’s fixed income investments of $2.6 million and $5.2 million, respectively. Similarly, a 50 and 100 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company’s fixed income investments of $2.6 million and $5.2 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Reports of Independent Auditors.

All other Financial Statement Schedules are omitted because they are not applicable or the required Information is shown in the Financial Statements or notes thereto.

Report of Independent Auditors

The Board of Directors
Ascent Assurance, Inc.

We have audited the accompanying consolidated balance sheets of Ascent Assurance, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedules as of December 31, 2003 and 2002, and for the years then ended listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ascent Assurance, Inc., at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of Statement of Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

/s/ Ernst & Young LLP

Dallas, Texas
February 24, 2004

Report of Independent Accountants

To the Board of Directors
and Stockholders of
Ascent Assurance, Inc.

In our opinion, the 2001 consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Ascent Assurance, Inc. and its subsidiaries for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules as of December 31, 2001 and for the year ended December 31, 2001 listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used, and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Dallas, Texas

March 8, 2002

ASCENT ASSURANCE, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002

	(in thousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $93,922 and $95,580)	$96,968	$99,051
Short-term investments	5,631	10,877
Other investments, at market value (cost $383 and $381)	396	368

Total Investments	102,995	110,296
Cash	2,244	1,878
Accrued investment income	1,309	1,312
Receivables from agents, net of allowance for doubtful accounts of
$3,439 and $4,630	4,484	6,298
Deferred policy acquisition costs, net	21,819	22,546
Property and equipment, net of accumulated depreciation of
$5,000 and $4,986	3,084	3,806
Other assets	7,994	9,304

Total Assets	$143,929	$155,440

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$54,872	$60,660
Claim reserves	26,196	30,899

Total Policy Liabilities and Accruals	81,068	91,559
Accounts payable and other liabilities	9,760	9,535
Notes payable to bank	500	4,660
Notes payable to related party	15,270	13,529

Total Liabilities	106,598	119,283

Commitments and Contingencies
Redeemable convertible Series A preferred stock	-	33,896

Stockholders' Equity
Redeemable convertible Series B preferred stock ($1,000 stated value,
40,000 shares authorized, 37,504 shares issued and outstanding)	37,504	-
Common stock ($0.01 par value, 30,000,000 shares authorized;
6,532,100 and 6,517,100 shares issued and outstanding)	65	65
Capital in excess of par value	29,143	28,072
Accumulated other comprehensive income	3,059	3,457
Retained Deficit	(32,440)	(29,333)

Total Stockholders' Equity	37,331	2,261

Total Liabilities, Redeemable Convertible Preferred Stock
and Stockholders' Equity	$143,929	$155,440

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001

Revenues:	(in thousands, except per share data)
Premiums:
First-year	$18,781	$23,131	$29,984
Renewal	82,793	87,917	95,222

Total Premiums	101,574	111,048	125,206

Net investment income	6,151	7,722	8,867
Fee and service income	10,951	9,926	17,376
Other insurance revenues	2,308	2,670	3,540
Net realized gain (loss) on investments	238	(88)	392

Total Revenues	121,222	131,278	155,381

Benefits, claims and expenses:
Benefits and claims	68,536	78,299	93,376
Change in deferred acquisition costs	727	11	(448)
Commissions	11,857	13,857	17,793
General and administrative expense	22,497	23,464	24,898
Fee and service operating expense	10,847	10,314	15,703
Taxes, license and fees	3,725	3,790	4,245
Interest expense on notes payable	2,530	2,474	1,933
Interest expense on redeemable convertible
Series A preferred stock	1,851	-	-

Total Expenses	122,570	132,209	157,500

Loss before income taxes	(1,348)	(931)	(2,119)
Federal income tax expense	-	-	-

Net Loss	(1,348)	(931)	(2,119)

Series A preferred stock dividends	1,759	3,263	2,932

Loss applicable to common stockholders	$(3,107)	$(4,194)	$(5,051)

Basic and diluted net loss per common share	$(0.48)	$(0.64)	$(0.78)

Weighted average shares outstanding:
Basic	6,531	6,505	6,500

Diluted	6,531	6,505	6,500

See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2003	2002	2001

		(in thousnads)
Net loss	$(1,348)	$(931)	$(2,119)
Other comprehensive (loss) income:
Unrealized holding (loss)gain arising during period	(160)	3,490	2,595
Reclassification adjustment of (gain) loss on sales
of investments in net loss	(238)	88	(392)

Comprehensive (loss) income	$(1,746)	$2,647	$84

See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital In Excess of	Accumulated Other Comp.	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Equity
Balance at January 1, 2001	-	-	6,500,000	$65	$27,620	$(2,324)	$(21,286)	$4,075
Net loss							(2,119)	(2,119)
Series A Preferred stock dividend							(2,932)	(2,932)
Other comprehensive income						2,203		2,203
Decrease in deferred tax asset valuation
allowance attributable to unrealized
gains on investments							1,198	1,198
Amortization of unearned compensation					397			397

Balance at December 31, 2001	-	-	6,500,000	65	28,017	(121)	(25,139)	2,822

Net loss							(931)	(931)
Series A Preferred stock dividend							(3,263)	(3,263)
Other comprehensive income						3,578		3,578
Amortization of unearned compensation					55			55
Common stock issued			17,100	-				-

Balance at December 31, 2002	-	-	6,517,100	65	28,072	3,457	(29,333)	2,261

Net loss							(1,348)	(1,348)
Series A Preferred stock dividend							(1,759)	(1,759)
Other comprehensive loss						(398)		(398)
Amortization of unearned compensation					6			6
Waiver of facility fee on notes
payable to related party					1,353			1,353
Common stock issued			15,000	-				-
Redeemable convertible Series B
preferred stock issued	37,504	37,504			(288)			37,216

Balance at December 31, 2003	37,504	$37,504	6,532,100	$65	$29,143	$3,059	$(32,440)	$37,331

        See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001

Cash Flow From Operating Activities:	(in thousands)
Net loss	$(1,348)	$(931)	$(2,119)
Adjustments to reconcile net loss to cash used for operating activities:
Decrease in accrued investment income	3	398	255
Decrease (increase) in deferred acquisition costs	727	11	(448)
Decrease in receivables from agents	3,005	497	1,023
Provision for uncollectible agent receivables	(1,191)	617	302
Decrease (increase) in other assets	1,310	(222)	(285)
Decrease in policy liabilities and accruals	(10,491)	(7,215)	(5,311)
Increase (decrease) in accounts payable and accruals	225	(2,225)	(3,907)
Amortization and depreciation	1,530	1,868	1,857
Amortization of deferred costs	210	158	102
Interest expense on notes payable to related party	1,741	1,542	987
Interest expense on redeemable convertible Series A preferred stock	1,851	-	-
Other, net	1,324	552	992

Net Cash Used for Operating Activities	(1,104)	(4,950)	(6,552)

Cash Flow From Investing Activities:
Purchase of fixed maturity investments	(68,054)	(62,903)	(24,423)
Sales of fixed maturity investments	52,431	43,533	27,069
Maturities and calls of fixed maturity investments	16,816	13,676	10,831
Net decrease (increase) in short term and other investments	5,221	12,379	(14,531)
Purchase of equity securities	(55)	-	-
Sales of equity securities	79	-	-
Property and equipment purchased	(808)	(238)	(918)

Net Cash Provided by (Used for) Investing activities	5,630	6,447	(1,972)

Cash Flow From Financing Activities:
Retirement of Series A redeemable convertible preferred stock	(37,504)	-	-
Issuance of Series B redeemable convertible preferred stock	37,504	-	-
Issuance of notes payable	500	69	11,305
Repayment of notes payable	(4,660)	(2,025)	(2,635)
Deferred debt costs	-	-	(467)

Net Cash (Used for) Provided by Financing Activities	(4,160)	(1,956)	8,203

Increase (Decrease) in Cash During Period	366	(459)	(321)
Cash at Beginning of Period	1,878	2,337	2,658

Cash at End of Period	$2,244	$1,878	$2,337

See the Notes to the Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003

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

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly-owned subsidiary. The insurance subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2003: Florida – 18%, Texas – 13%, Colorado – 8%, and Oklahoma – 6%. The Company has no significant concentrations of credit risks.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently underwritten are medical expense reimbursement and supplemental policies. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services, and (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of the benefits of unaffiliated membership benefit programs.

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

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common and non-redeemable preferred stocks), which are included in other investments, are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity and, accordingly, will have no effect on current operations.

Deferred Policy Acquisition Costs (“DPAC”). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in Other Assets is the the value of business acquired. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were $4.5 million and $6.3 million at December 31, 2003 and 2002, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advances. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2003 and 2002, the allowance for uncollectible commission advances was $3.4 million and $4.6 million, respectively.

Property and Equipment. Property and equipment is stated on the basis of cost and consists primarily of furniture, fixtures, leasehold improvements and software. Depreciation is computed principally by the straight-line method for financial reporting purposes using estimated useful lives of 2 to 10 years.

Future Policy Benefits. Liabilities for future policy benefits not yet incurred are computed primarily using the net level premium method including actuarial assumptions as to investment yield, mortality, morbidity, withdrawals, persistency and other assumptions which were appropriate at the time, the policies were issued. Assumptions used are based on the experience of each of the Insurance Subsidiaries, as adjusted to provide for possible adverse deviation. Generally, these actuarial assumptions are fixed and, absent material adverse benefit experience, are not adjusted.

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

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The net deferred tax asset at December 31, 2003 and 2002 is fully reserved as discussed at Note 10.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collectiblity is reasonably assured.

Earnings Per Share. Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the years 2003, 2002 and 2001, stock options of 918,050, 1,014,650 and 1,085,850, respectively, and the conversion of the preferred stock (see Note 7) could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following tables reflect the calculation of basic and diluted earnings per share:

	Year Ended December 31,
	2003	2002	2001

	(in thousands, except per share data)
Basic:
Loss applicable to common shareholders	$(3,107)	$(4,194)	$(5,051)

Weighted average shares outstanding	6,531	6,505	6,500

Loss earnings per share	$(0.48)	$(0.64)	$(0.78)

Diluted:
Loss applicable to common shareholders	$(3,107)	$(4,194)	$(5,051)

Weighted average shares outstanding	6,531	6,505	6,500

Diluted loss per share	$(0.48)	$(0.64)	$(0.78)

Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. Important factors known to management that could cause actual results to differ materially from those estimated or contemplated include, but are not limited to:

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	Ascent’s ability to make additional investment in its Insurance Subsidiaries in the form of capital contributions, if needed, in order for such subsidiary to comply with minimum regulatory capital requirements;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Change in Accounting Estimates. During the third quarter of 2003, the Company redetermined the estimated useful life of certain software programs used by the Company to manage policyholder data. Effective July 1, 2003, the original estimated life was extended by twenty-four months, reducing software amortization expense by approximately $276,000 for the year ended December 31, 2003. The reduction in loss per basic and diluted share outstanding was approximately $0.04 for the year ended December 31, 2003.

Recently Issued Accounting Pronouncements. In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability measured at fair value. The Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Ascent implemented SFAS 150 effective with the beginning of the third quarter 2003. As a result, Ascent’s Series A Redeemable Convertible Preferred Stock of approximately $36.6 million was classified as a liability in the Company’s interim September 30, 2003 balance sheet. At December 31, 2003, the outstanding shares of Ascent’s Series A Redeemable Convertible Preferred Stock were exchanged for shares of Ascent’s Series B Redeemable Convertible Preferred Stock (see Note 3 – Restructuring of Redeemable Convertible Preferred Stock and Notes Payable to Related Party).

Also, under SFAS 150, amounts paid in excess of the initial measurement amount to holders of the mandatorily redeemable preferred stock classified as liabilities are to be reflected in interest cost. All amounts paid to or accrued prior to the reclassification of the stock as a liability shall not be reclassified as interest cost upon implementation. As a result, the Company reflected in interest costs the dividends paid or accrued to the holders of the Series A Redeemable Convertible Preferred Stock for the six-month period ended December 31, 2003. All dividend amounts paid or accrued prior to the implementation of SFAS 150 are reflected as preferred stock dividends.

NOTE 3 — RESTRUCTURING OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND NOTES PAYABLE TO RELATED PARTY

On December 31, 2003, the Company completed an exchange of the redeemable convertible preferred stock and restructuring of the notes payable of AAI held by Special Situations Holdings, Inc. – Westbridge (“SSHW”) and Credit Suisse First Boston Management LLC (“CSFBM”), respectively, both affiliates of Credit Suisse First Boston LLC (“CSFB”) (together, SSHW and CSFBM, the “CSFB entities”), that resulted in, among other things, an extension of the maturity dates of such preferred stock and notes held by the CSFB entities from March 24, 2004 and April 17, 2004, respectively, to March 24, 2010. The restructuring was effected pursuant to an Exchange Agreement dated as of December 31, 2003 between the Company and CSFBM (the “Exchange Agreement”).

Prior to the restructuring, SSHW held 36,567 shares plus accrued dividends equal to 937 shares of 10.25% Series A Convertible Preferred Stock (“Series A Preferred”) of the Company with a stated value of approximately $37.5 million. Pursuant to the Exchange Agreement, SSHW received 37,504 shares of 5.5% Series B Convertible Preferred Stock (“Series B Preferred”) of the Company in exchange for the shares of Series A Preferred and accrued dividends held by SSHW. The conversion price of the Series B Preferred is $.85246 per share (or 1,173.1 shares of common stock per share of Series B Preferred) versus $4.88 per share for the Series A Preferred (or 204.9 shares of common stock per share of Series A Preferred). The shares of the Series A Preferred were cancelled.

Prior to the restructuring, CSFB, through SSHW, was the Company’s largest stockholder, owning approximately 49% of the outstanding shares of common stock of the Company and, on an as converted, fully-diluted basis assuming conversion of the outstanding Series A Preferred, approximately 75.4% of the common stock. As a result of the exchange for Series B Preferred, CSFB, through SSHW, now owns on an as converted, fully diluted basis, 93% of the common stockholders with the remaining 7% held by public stockholders. At a stockholders meeting to be held no later than June 30, 2004, the stockholders of the Company will be asked to adopt an amendment to the Company’s certificate of incorporation to authorize additional shares of common stock in an amount necessary to permit the conversion of the Series B Preferred in full. Upon the effectiveness of such amendment and obtaining of all necessary insurance regulatory approvals, the Series B Preferred will convert into common stock and no preferred stock will remain outstanding. Under the Exchange Agreement, CSFB has agreed to be present in person or by proxy at the stockholders meeting and to vote all of its shares of common stock held by SSHW in favor of such amendment of the Company’s certificate of incorporation.

The restructuring of the notes payable to CSFBM in the amount of $15.3 million (including accrued interest) was effected by an amendment to the Credit Agreement dated as of April 17, 2001 between the Company and CSFBM. In addition to the extension of the maturity date to March 24, 2010, the interest rate of the note payable was reduced from 12% to 6% per annum. A $1.5 million facility fee, of which $1.35 million was accrued as of December 30, 2003, payable upon maturity of the note payable was waived. On December 31, 2003, the balance of the accrued facility fee was credited directly to capital in excess of par value. In the event that the Company fails to receive the approval of its stockholders in favor of the amendment to the certificate of incorporation described above by June 30, 2004, other than if such failure is the direct or indirect result of any action taken or failed to be taken by the CSFB entities, such failure shall constitute an event of default under the notes payable which, among other things, will result in the holder of the Series B Preferred having the right to vote on all matters, other than the election of directors, thereafter brought to the stockholders of the Company. CSFBM has also agreed that the notes payable will be subordinate to up to $10 million in borrowings under the Company’s agent debit balance credit facility. The Company, certain of its subsidiaries, CSFBM and the lender under such credit facility have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to this subordination agreement.

NOTE 4 — INVESTMENTS

Major categories of investment income are summarized as follows:

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Fixed maturities	$5,183	$6,154	$6,424
Short-term investments	98	195	458
Interest on receivables from agents	1,016	1,484	1,998
Other	19	51	138

	6,316	7,884	9,018
Less: Investment expenses	165	162	151

Net investment income	$6,151	$7,722	$8,867

Realized gain (loss) on investments are summarized as follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Fixed maturities	$239	$(178)	$392
Equity securities	(1)	90	-

Realized gain (loss) on investments	$238	$(88)	$392

Unrealized (depreciation) appreciation on investments is reflected directly in stockholders’ equity as a component of accumulated other comprehensive (loss) income and is summarized as follows:

	Year Ended December 31,
	2003	2002	2001

Balance at beginning of period	$3,457	$(121)	$(2,324)
Unrealized (depreciation) appreciation,
on fixed maturities available-for-sale	(425)	3,729	2,046
Unrealized appreciation (depreciation)
on equity securities and other investments	27	(151)	157

Balance at end of period	$3,059	$3,457	$(121)

Estimated market values represent the quoted closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

December 31, 2003 Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
U.S. Government and governmental agencies and authorities	$10,356	$537	$6	$10,887
States, municipalities, and political subdivisions	2,282	92	77	2,297
Finance companies	18,289	1,067	147	19,209
Public utilities	8,432	395	182	8,645
Mortgage-backed securities	23,810	131	374	23,567
All other corporate bonds	30,753	1,810	200	32,363

Balance at December 31, 2003	$93,922	$4,032	$986	$96,968

December 31, 2002 Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value
	(in thousands)
U.S. Government and governmental agencies and authorities	$10,566	$749	$7	$11,308
States, municipalities, and political subdivisions	1,625	105	4	1,726
Finance companies	16,910	999	75	17,834
Public utilities	6,936	240	391	6,785
Mortgage-backed securities	32,460	600	2	33,058
All other corporate bonds	27,083	1,592	335	28,340

Balance at December 31, 2002	$95,580	$4,285	$814	$99,051

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 2003, are shown below, in thousands, summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Market Value
	(in thousands)
Due in one year or less	$3,813	$3,868
Due after one year through five years	22,462	23,688
Due after five years through ten years	27,505	28,844
Due after ten years	16,332	17,001
Mortgage-backed securities	23,810	23,567

	$93,922	$96,968

A summary of unrealized appreciation on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders’ equity as a component of accumulated other comprehensive loss, is as follows:

	December 31,
	2003	2002

	(in thousands)
Amortized cost	$93,943	$95,624
Estimated market value	97,002	99,081

Excess of market value to amortized cost	3,059	3,457
Estimated tax	-	-

Unrealized appreciation	$3,059	$3,457

Net unrealized appreciation on investments at December 31, 2003 consists of gross unrealized gains of $4 million and gross unrealized losses of $1 million. Gross unrealized losses consist of thirty-eight issues of investment-grade fixed maturities with $26.2 million fair value with unrealized losses of $0.9 million that have been in an unrealized loss position for less than one year and four issues of fixed maturities with $1.5 million fair value with unrealized losses of $0.1 million that have been in an unrealized loss position for one year or more.

Unrealized losses on investment grade securities principally relate to changes in market interest rates or changes in credit spreads since the securities were acquired. The Company monitors the financial condition and operations of the securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality.

In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management’s assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability and intent to hold the investments. If fair value is less than the carrying value and the decline in value is determined to be other than temporary, an appropriate write-down is recorded through realized losses.

Proceeds from sales and maturities of investments in fixed maturity securities were approximately $69.2 million, $57.2 million and $37.9 million for 2003, 2002 and 2001 respectively. Gross gains of $0.7 million and gross losses of ($0.5) million were realized on fixed maturity investment sales during 2003. Gross gains of $1.6 million and gross losses of ($1.8) million were realized on fixed maturity investment sales during 2002. Gross gains of $0.7 million and gross losses of ($0.3) million were realized on fixed maturity investment sales during 2001. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities at December 31, 2003 and 2002, are high-yield, unrated or less than investment grade corporate debt securities comprising approximately 2.2% and 1.7% of fixed maturities at December 31, 2003 and 2002, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 2003 and 2002 had a par value totaling $21.1 million and $20.9 million, respectively, and market value totaling $23.1 million and $23.1 million, respectively. At December 31, 2002, the Company had pledged short-term investments totaling $2.6 million in connection with its receivables financing program (see Note 7).

NOTE 5 — FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for lapses, interest, mortality and morbidity appropriate at the time the policies were issued. The more material assumptions are as follows:

Lapses	Issues through 1980 are based on industry experience; 1981 through 2003 issues are based on industry experience and applicable Insurance Subsidiary experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest	Issues through 1980 are 6.5% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years. Issues for 1993 through 2002 are 7% level. Issues for 2003 are 5% level.

Mortality	Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 use the 1965-1970 Ultimate Table. Issues for 1993 and later years use the 1975-1980 Ultimate Table.

Morbidity	Based on industry tables published in 1974 by Tillinghast, Nelson and Warren, Inc. and the 1985 NAIC cancer tables, as well as other population statistics and morbidity studies. Issues for 2003 are based on the July 2002 Milliman Health Cost Guidelines adjusted for the Insurance Subsidiaries’ anticipated claims levels.

NOTE 6 — CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 2003, 2002 and 2001, to the amounts reported in the Company’s consolidated balance sheets:

	Year Ended December 31,
	2003	2002	2001

	(in thousands)

Balance, beginning of the year (gross)	$30,899	$37,202	$42,778
Less: Reinsurance recoverable on claim reserves	1,280	2,000	2,491

Net balance at beginning of period	29,619	35,202	40,287
Incurred related to:
Current year	72,675	78,001	94,527
Prior years	(206)	417	(1,785)

Total incurred	72,469	78,418	92,742

Paid related to:
Current year	56,045	55,918	66,250
Prior years	22,210	28,083	31,577

Total paid	78,255	84,001	97,827

Balance at end of period	23,833	29,619	35,202
Plus: Reinsurance recoverable on claim reserves	2,363	1,280	2,000

Balance at end of period (gross)	$26,196	$30,899	$37,202

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

Claims incurred related to prior years were a $0.2 million benefit and a $0.4 million expense for 2003 and 2002, respectively and approximated 1% of the prior year claim liability for both years. Claims incurred related to prior years for 2001 provided a benefit of $1.8 million, which was primarily attributable to actual medical trends for the latter part of 2000 developing more favorably than management’s estimates.

Included in reinsurance recoverables on claim reserves is approximately $1.4 million, $0.5 million, and $0.9 million relating to paid claims as of December 31, 2003, 2002 and 2001, respectively.

NOTE 7 — FINANCING ACTIVITIES

CSFB Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from CSFBM, which is an affiliate of SSHW (Ascent’s largest stockholder.) The credit agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under reconstructed terms (see Note 3 — Restructuring of Redeemable Convertible Preferred Stock and Notes Payable to Related Party), the loan bears interest at a rate of 6% per annum and matures in April 2010. Terms of the CSFBM Credit Agreement are equivalent to terms that exist in arm’s-length credit transactions.

Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2003, 2002 and 2001, Ascent issued $1.7 million, $1.5 million and $987,000, respectively, in additional notes for payment or interest in kind, which increased the note payable balance at December 31, 2003 to approximately $15.3 million.

The CSFBM Credit Agreement is secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. Under this agreement, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus, and RBC ratios for its Insurance Subsidiaries, minimum net worth and other customary covenants. At December 31, 2003, there were no events of default.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of December 31, 2003, $500,000 was outstanding under the Credit Agreement. The Credit Agreement matures on January 15, 2005, at which time the outstanding principal and interest will be due and payable.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2003 are net agent receivables of $4.5 million. In addition, NCM and Ascent have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). Ascent, certain of its subsidiaries, CSFBM and Frost have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to a subordination of the notes payable to CSFBM to up to $10 million in borrowings under the Credit Agreement. As of December 31, 2003, there were no events of default under the Credit or Guaranty Agreements.

AFI formerly financed agent receivables through a Credit Agreement (the “LaSalle Credit Agreement”) with LaSalle Bank NA (“LaSalle”). On January 31, 2003, pursuant to terms of the LaSalle Credit Agreement, AFI liquidated a $2.6 million cash collateral account pledged to LaSalle. Pursuant to an agreement with LaSalle, AFI paid a dividend of $1.6 million to Ascent. The proceeds were used to fully pay off Ascent Management Inc.‘s (“AMI”) term loan facility with LaSalle on January 31, 2003. On November 28, 2003, the amount outstanding of $1.4 million under AFI’s LaSalle Credit Agreement was paid off, AFI’s revolving loan facility and all guaranties provided by AAI were terminated, and all collateral held by LaSalle was returned to the Company. Interest of $78,000, $0.3 million and $0.6 million was expensed and paid in 2003, 2002 and 2001, respectively on credit facilities with LaSalle.

NOTE 8 – REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 40,000 shares of non-voting preferred stock. At December 31, 2003, 37,504 shares of Series B Preferred were outstanding all of which are owned by SSHW, which is the Company’s largest common stockholder and is also an affiliate of CSFB. The Series B Preferred Stock has been classified as Stockholders’ Equity in the Consolidated Balance Sheet at December 31, 2003 as the terms include substantive conversion features and conversion is probable.

The following summarizes the significant terms of the Series B Preferred:

o	Stated value of $1,000 per share.

o	Cumulative annual dividend rate of $50.50 per share payable, at a minimum, annually in arrears by the last day of January in each year by issuance of cash or additional shares of preferred stock.

o	Each share of preferred stock is convertible at any time into 1,173.0756 shares of common stock at an initial conversion price of $0.85246 per share, subject to customary anti-dilution adjustments.

o	The preferred stock is mandatorily redeemable in cash on March 24, 2010 in an amount equal to the stated value per share plus all accrued and unpaid dividends thereon to the date of redemption.

As described in Note 3 – Restructuring of Redeemable Preferred and Notes Payable to Related Party, the shares of Series B Preferred were issued in exchange for 36,567 shares plus accrued dividends equal to 937 shares of 10.25% Series A Preferred. Prior to cancellation on December 31, 2003, the Series A Preferred had a stated value of $1,000 per share with a cumulative annual dividend rate of $102.50 per share payable, at a minimum, annually in arrears by the last day of January in each year by issuance of cash or additional shares of preferred stock. Each share of Series A Preferred was convertible on or before March 24, 2004 into 204.8897 shares of common stock at an initial conversion price of $4.88 per share, subject to customary anti-dilution adjustment.

During 2003, Ascent paid dividends on the Series A Preferred through the issuance of 3,608 additional shares of preferred stock and $2,076 in cash for fractional shares. During 2002, the Company paid Series A Preferred dividends through the issuance of 3,261 additional shares of preferred stock and $1,831 in cash for fractional shares. In December 2001, the Company paid Series A Preferred dividends through the issuance of 2,930 additional shares of preferred stock and $1,603 in cash for fractional shares.

NOTE 9 — DEFERRED POLICY ACQUISITION COSTS (“DPAC”)

A summary of DPAC follows (in thousands):

	Year Ended December 31,
	2003	2002	2001

Balance at beginning of period	$22,546	$22,557	$22,109
Deferrals	6,706	9,250	8,563
Amortization expense	(7,433)	(9,261)	(8,115)

Balance at end of period	$21,819	$22,546	$22,557

The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. In general, a premium deficiency exists if the present value of future net cash flow plus future policy benefit and claim reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flow includes assumptions as to future rate increases, investment income and persistency. Premium deficiencies did not exist for the years reported.

NOTE 10 — INCOME TAXES

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

No federal income taxes were paid or incurred in 2003, 2002, and 2001. The Company and its wholly-owned subsidiaries file a consolidated federal income tax return. Prior to 2002, FLICA filed a separate federal income tax return.

The differences between the effective tax rate and the amount derived by multiplying the loss before income taxes by the federal income tax rate for the Company’s last three years is shown below. The change in valuation allowance results from current year losses and the true-up of prior year deferred tax items.

	Year Ended December 31,
	2003	2002	2001

Statutory tax rate	$34%	$(34%)	$(34%)
Change in valuation allowance	(40%)	33%	35%
Other items, net	6%	1%	(1%)

Effective tax rates	$-	$-	$-

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	Year Ended December 31,
	2003	2002

	(in thousands)
Deferred Tax Assets:
Policy reserves	$3,339	$4,014
Net operating loss carryforwards	21,587	18,678
Other deferred tax assets	1,266	1,327

Total deferred tax asset	26,192	24,019

Deferred Tax Liabilities:
Unrealized gain on investments	1,040	1,176
Deferred policy acquisition costs	2,906	3,323
Other deferred tax liabilities	3,861	3,522

Total deferred tax liability	7,807	8,021

Net Deferred Tax Asset Before Valuation Allowance	18,385	15,998
Less Valuation Allowance	(18,385)	(15,998)

Net Deferred Tax Asset	$-	$-

Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to profitability. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company has recorded a 100% deferred tax asset valuation allowance at December 31, 2003 and 2002.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders’ surplus account. The aggregate accumulation in the account at December 31, 2003, approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when, and to the extent that, the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes that would approximate $0.9 million have not been provided on such amount.

At both December 31, 2003 and 2002, NFL had approximately $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends that may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 2003, the Company and its wholly-owned subsidiaries have aggregate net operating loss carryforwards of approximately $63.4 million for regular tax and $63.1 million for alternative minimum tax purposes, which will expire in 2012 through 2018.

NOTE 11 — STATUTORY CAPITAL AND SURPLUS

Under the applicable laws of the states in which insurance companies are licensed, the companies are required to maintain minimum amounts of capital and surplus. Effective September 28, 2000, NFL and FLICA redomesticated from the states of Delaware and Mississippi, respectively, to the state of Texas. As a result, NFL, FLICA, NFIC and AICT are Texas domestic companies and are subject to regulation under Texas insurance laws. Under the Texas Insurance Code, the insurance subsidiaries are required to maintain aggregate capital and surplus of $1.4 million. The following states where the companies are licensed require greater amounts of capital and surplus: California $2.5 million of capital and $2.5 million of surplus, Michigan $7.5 million of aggregate capital and surplus and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus NFL, FLICA, NFIC and AICT must each maintain equals $5 million, $7.5 million, $5 million and $2 million, respectfully. At December 31, 2003, aggregate statutory capital and surplus for NFL, FLICA, NFIC, and AICT was approximately $7.2 million, $8.8 million, $1.6 million and $2.0 million, respectively. Although NFIC’s capital and surplus was less than $5 million at December 31, 2003, NFIC voluntarily ceased writing new business effective December 15, 1997. Moreover, NFIC’s capital and surplus exceeds the minimum requirements of its state of domicile, Texas. AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of NFIC includes the statutory capital and surplus of AICT.

As a result of losses from major medical products marketed prior to July 2000, FLICA required significant capital contributions during 2002 and 2001 to comply with minimum statutory capital and surplus requirements. In April 2001, Ascent obtained debt financing of $11 million from a subsidiary of CSFB. The proceeds of this loan were used to fund an $11 million capital contribution to FLICA. Major medical claims experience adverse to management’s current estimates or adverse claims experience for other insurance products may cause Ascent to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2004. As a result, adverse claims experience could have a material adverse effect on Ascent’s liquidity and capital resources and results of operations.

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

The Insurance Subsidiaries are precluded from paying dividends during 2004 without prior approval of the Texas Insurance Commissioner as the companies’ earned surplus is negative. Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. The Texas Department of Insurance also maintains discretionary powers relative to the declaration and payment of dividends based upon an insurance company’s financial position. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

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

The Texas Department of Insurance adopted the NAIC’s Model Act during 2000. NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2003 filed with the Texas Department of Insurance reflect total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2003, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Regulatory Action Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus as regards to policyholders (“the premium-writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium-writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2003, the premium-writing ratio for FLICA, which currently underwrites insurance policies in Florida, met the limit mandated by Florida law.

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

A reconciliation of capital and surplus, and net loss as reported on a statutory basis by the Company’s Insurance Subsidiaries to the Company’s consolidated GAAP stockholders’ equity and net loss is as follows:

	December 31,
	2003	2002	2001

	(in thousands)
Combined statutory capital and surplus	$17,616	$15,183	$16,960
Deferred acquisition costs	21,819	22,546	22,557
Future policy benefits and claims	(4,195)	(5,303)	(7,049)
Unrealized gain (loss) on investments, net of tax	3,596	4,276	925
Income taxes	(646)	(783)	(892)
Non-admitted assets	6	37	9
Asset valuation reserve	373	248	494
Interest maintenance reserve	1,801	1,786	1,389
Other	1,938	3,216	3,346
Cumulative capital contributions to insurance
subsidiaries	(39,561)	(39,001)	(38,189)
Redeemable convertible sseries B preferred stock	37,504	-	-
Non-insurance subsidiaries and eliminations	(2,920)	56	3,272

Consolidated GAAP stockholders' equity	$37,331	$2,261	$2,822

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Combined statutory income (loss)	$1,055	$(2,677)	$(12,725)
Deferred acquisition costs, net of amortization	(727)	(11)	448
Future policy benefits and claims	578	976	4,804
Income taxes	-	-	(1,835)
Other	96	486	1,805
Non-insurance subsidiaries and elimination	(2,350)	295	5,384

Consolidated GAAP net loss	$(1,348)	$(931)	$(2,119)

NOTE 12 — EMPLOYEE BENEFIT PLANS

In September 1986, a subsidiary of the Company established a retirement savings plan (“401(k) plan”) for its employees. As amended in August 1999, such employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code (“IRC”) and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501 (a) of the IRC. The subsidiary is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees of this subsidiary who participate may contribute up to 100% of pre-tax compensation, including commissions, bonuses and overtime, but not to exceed $12,000 ($13,000 in 2004). This subsidiary may make discretionary contributions, determined by its Board of Directors, up to 50% of the employees’ first 6% of deferred compensation, but not to exceed a matching contribution of $6,000 per plan participant ($6,150 in 2004). Certain IRC required limitations, may be imposed for participants who are treated as “highly compensated employees” for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Contributions to the 401(k) plan in 2003, 2002 and 2001 by the Company’s subsidiaries approximated $119,000, $72,000 and $81,000, respectively.

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

A summary of stock option activity is as follows:

	Year Ended December 31,
	2003	2002	2001

Outstanding at January 1	1,014,650	1,085,850	944,600
Granted	-	135,000	155,750
Exercised	(15,000)	(17,100)	-
Forfeited / Cancelled/ Expired	(81,600)	(189,100)	(14,500)

Outstanding at December 31	918,050	1,014,650	1,085,850

The weighted average option exercise price was $2.32, $2.30 and $2.63 for options outstanding at December 31, 2003, 2002 and 2001, respectively. For options granted, weighted average exercise price was $0.65 and $1.49 for 2002, and 2001. For options forfeited/cancelled/expired in 2003, 2002 and 2001, the weighted average exercise price was $2.59, $3.23 and $2.77, respectively. For options exercised in 2003 and 2002, the weighted average exercise price was $.01.

The weighted average fair value of options granted during 2002 and 2001 was $0.47 and $1.26. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 2002 and 2001, respectively: dividend yield of 0% for both years; expected volatility of 1.214 and 1.218; risk-free interest rate of 4.32% for 2002 and 4.65% for 2001; expected life of 3 years for 2002 and 5 years for 2001. The Company did not grant any stock options in 2003.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $6,000 in 2003, $55,000 in 2002, and $400,000 in 2001.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001

Loss applicable to common stockholders	$(3,107)	$(4,194)	$(5,051)
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(306)	(273)	(392)

Pro forma net loss	$(3,413)	$(4,467)	$(5,443)

Loss per share:
Basic - as reported	$(0.48)	$(0.64)	$(0.78)
Basic - pro forma	$(0.52)	$(0.69)	$(0.84)
Diluted - as reported	$(0.48)	$(0.64)	$(0.78)
Diluted - pro forma	$(0.52)	$(0.69)	$(0.84)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income or loss for future years.

The following table summarizes information about the stock options outstanding at December 31, 2003:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	# Shares Exercisable	Weighted Average Exercise Price
$0.01	236,700	5.25	236,700	$0.01
$0.65	135,000	1.25	135,000	0.65
$1.49	115,750	7.75	-	-
$1.63	10,550	6.25	6,330	1.63
$4.39	420,050	5.25	257,050	4.39

	918,050	4.99	635,080	$1.94

NOTE 13 — REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. Each Insurance Subsidiary remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total premiums ceded to other companies were $3.7 million, $4.0 million and $2.8 million for 2003, 2002 and 2001, respectively. Face amounts of life insurance in force ceded approximated $13.5 million, $17.2 million and $16.6 million at December 31, 2003, 2002 and 2001, respectively. Benefits and claims ceded to other companies were $3.9 million, $3.7 million and $3.2 million, respectively.

The Insurance Subsidiaries reinsure their respective risks under their Medical Expense policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $125,000. Risks under its Medicare Supplement policies are not reinsured. Risks under certain Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates. All reinsurers of the Company’s Insurance Subsidiaries are rated “A” or higher by the A.M. Best Company.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

The Company’s future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 2003 aggregated $7.3 million. The amounts due by year are as follows: 2004 — $1.5 million; 2005 — $1.4 million; 2006 — $1.1 million; 2007 — $1.0 million; 2008 — $1.0 million; and thereafter — $1.1 million. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $2.2 million, $1.8 million and $2.0 million in 2003, 2002 and 2001, respectively.

In the normal course of its business operations, the Company is involved in various claims, other business related suits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the Company is not a party to any pending litigation which is reasonably likely to have an adverse result or disposition that would have a material adverse effect on the Company’s business, consolidated financial position or consolidated results of operations.

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

NOTE 15 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company’s last two years of operations is as follows:

	Quarter Ended
	March 2003	June 2003	September 2003	December 2003

	(in thousands)
Premium income	$26,309	$25,440	$25,561	$24,264
Net investment income	1,680	1,555	1,563	1,353
Net realized gain (loss) on investments	109	168	53	(92)
Fee, service and other income	3,268	3,764	3,581	2,646

Total revenues	$31,366	$30,927	$30,758	$28,171

Income (loss) before income taxes(1)	189	362	(1,028)	(871)
Net income (loss)(1)	189	362	(1,028)	(871)
Preferred stock dividend(1)	869	890	-	-
Loss applicable to common stockholders	(680)	(528)	(1,028)	(871)
Loss per share:
Basic	$(0.10)	$(0.08)	$(0.16)	$(0.13)
Diluted	$(0.10)	$(0.08)	$(0.16)	$(0.13)

	Quarter Ended
	March 2002	June 2002	September 2002	December 2002

	(in thousands)
Premium income	$28,934	$28,022	$27,871	$26,221
Net investment income	2,022	1,940	1,929	1,830
Net realized gain (loss) on investments	51	(468)	84	245
Fee, service and other income	3,365	3,131	3,229	2,871

Total revenues	$34,372	$32,625	$33,113	$31,167

(Loss) income before income taxes	(359)	31	154	(758)
Net (loss) income	(359)	31	154	(758)
Preferred stock dividend	785	805	826	847
Loss applicable to common stockholders	(1,144)	(774)	(672)	(1,605)
Loss per share:
Basic	$(0.18)	$(0.12)	$(0.10)	$(0.25)
Diluted	$(0.18)	$(0.12)	$(0.10)	$(0.25)

(1)	For the quarters ended September 2003 and December 2003, Series A redeemable convertible preferred stock dividends of $914 and $937, respectively, were recorded as interest expense as required under FAS150 (see Note 2 – Summary of Significant Accounting Policies).

NOTE 16 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and short-term investments. The carrying amount reported in the balance sheet for cash and short-term investments approximates its fair value.

Accounts receivable and accounts payable. The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximates their fair value.

Available-for-sale securities. The fair values for available-for-sale securities are based on quoted market prices (See Note 4).

Notes payable. The carrying amounts of the Company’s notes payable approximate their fair value.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

(in thousands)

	December 31,
	2003	2002

Assets:
Cash	$441	$347
Short-term investments	420	28
Fixed maturities:
Available-for-sale at market value (amortized cost $1,494)	1,488	-
Equity securities, at market value	10	9
Investment in consolidated subsidiaries	48,262	51,528
Receivables from affiliates	3,063	1,897
Other assets	47	216

Total Assets	$53,731	$54,025

Liabilities:
Notes payable to related party	$15,270	$13,529
Payable to subsidiaries	642	2,813
Other liabilities	488	1,526

Total Liabilities	16,400	17,868

Redeemable Convertible Series A Preferred Stock	-	33,896

Stockholders' Equity:
Redeemable Convertible Series B Preferred Stock	37,504	-
Common stock	65	65
Capital in excess of par value	29,143	28,072
Accumulated other comprehensive income	3,059	3,457
Retained Deficit	(32,440)	(29,333)

Total Stockholders' Equity	37,331	2,261

Total Liabilities, Redeemable Convertible
Preferred Stock and Stockholders' Equity	$53,731	$54,025

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Net investment income	$9	$18	$56
Realized gain on investments	(2)	-	56

	7	18	112

Inter-company interest on advances to subsidiaries	-	-	20
General and administrative expenses	1,041	646	781
Interest expense on notes payable	2,450	2,199	1,338
Taxes, licenses and fees	51	63	192
Interest expense on redeemable convertible Series A preferred stock	1,851	-	-

	5,393	2,908	2,331

Loss before income taxes and equity in
undistributed net earning of subsidiaries	(5,386)	(2,890)	(2,219)
Federal income taxes	-	-	-

	(5,386)	(2,890)	(2,219)
Equity in undistributed net income of subsidiaries	4,038	1,959	100

Net loss	(1,348)	(931)	(2,119)

Series A preferred stock dividends	1,759	3,263	2,932

Loss applicable to common shareholders	$(3,107)	$(4,194)	$(5,051)

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,
	2003	2002	2001

	(in thousands)
Net loss	$(1,348)	$(931)	$(2,119)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	-	(4)	50
Reclassification adjustment of (loss) gain on
sales of investments included in net income	2	-	(56)
Other comprehensive income (loss) on
investment in subsidiaries:
Unrealized holding (loss) gain during period	(160)	3,494	2,545
Reclassification adjustment of (gain) loss on
sales of investments included in net loss	(240)	88	(336)

Comprehensive (loss) income	$(1,746)	$2,647	$84

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital In Excess of	Accumulated Other Comp.	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Equity
Balance at January 1, 2001	-	-	6,500,000	$65	$27,620	$(2,324)	$(21,286)	$4,075
Net loss							(2,119)	(2,119)
Series A Preferred stock dividend							(2,932)	(2,932)
Other comprehensive income						2,203		2,203
Decrease in deferred tax asset valuation
allowance attributable to unrealized
gains on investments							1,198	1,198
Amortization of unearned compensation					397			397

Balance at December 31, 2001	-	-	6,500,000	65	28,017	(121)	(25,139)	2,822

Net loss							(931)	(931)
Series A Preferred stock dividend							(3,263)	(3,263)
Other comprehensive income						3,578		3,578
Amortization of unearned compensation					55			55
Common stock issued			17,100	-				-

Balance at December 31, 2002	-	-	6,517,100	65	28,072	3,457	(29,333)	2,261

Net loss							(1,348)	(1,348)
Series A Preferred stock dividend							(1,759)	(1,759)
Other comprehensive loss						(398)		(398)
Amortization of unearned compensation					6			6
Waiver of facility fee on notes
payable to related party					1,353			1,353
Common stock issued			15,000	-				-
Redeemable convertible Series B preferred stock
issued	37,504	37,504			(288)			37,216

Balance at December 31, 2003	37,504	$37,504	6,532,100	$65	$29,143	$3,059	$(32,440)	$37,331

The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

ASCENT ASSURANCE, INC. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001

Cash Flow from Operating Activities:
Net income (loss)	$(1,348)	$(931)	$(2,119)
Adjustments to reconcile net loss to cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(4,038)	(1,959)	(100)
Increase in receivables from subsidiaries	(1,166)	(1,242)	(655)
Decrease (increase) in other assets	169	187	(351)
Decrease in other liabilities	(1,038)	(753)	(318)
Decrease in payables to subsidiaries	(2,171)	(362)	(3,980)
Interest expense on notes payable to related party	1,741	1,542	987
Interest expense on redeemable convertible Series A preferred stock	1,851	-	-
Other, net	2,363	1,176	2,280

Net Cash Used For Operating Activities	(3,637)	(2,342)	(4,256)
Cash Flow from Investing Activities:
Proceeds from sale of fixed maturity investments	-	-	1,240
Cost of fixed maturity investments acquired	(1,494)	-	-
Proceeds from equity securities sold	7	-	-
Net change in short-term and other investments	(392)	279	1,362
Dividends received from subsidiaries	7,795	2,325	6,971
Capital contributions to subsidiaries	(2,185)	(812)	(16,827)

Net Cash Provided by (Used For) Investing Activities	3,731	1,792	(7,254)

Cash Flow from Financing Activities:
Retirement of redeemable convertible Series A preferred stock	(37,504)	-	-
Issuance of redeemable convertible Series B preferred Stock	37,504	-	-
Issuance of note payable	-	-	11,000

Net Cash Provided by Financing Activities	-	-	11,000

Increase (Decrease) in Cash During the Period	94	(550)	(510)
Cash at Beginning of Period	347	897	1,407

Cash at End of Period	$441	$347	$897

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims And Benefits Payable	Premium Revenue	Net Investment Income	Benefits and Claims Expense	Amortization of Policy Acquisition Costs	Other Operating Expenses	Premiums Written*

Year Ended December 31, 2003
Total	$21,819	$54,872	$26,196	$101,574	$6,151	$68,536	$7,433	$46,601	$101,957

Year Ended December 31, 2002
Total	$22,546	$60,660	$30,899	$111,048	$7,722	$78,299	$9,261	$44,649	$112,513

Year Ended December 31, 2001
Total	$22,557	$61,571	$37,202	$125,206	$8,867	$93,376	$8,115	$56,009	$125,515

        *Premium Written – Amounts do not apply to life insurance/other.

SCHEDULE IV

REINSURANCE

(in thousands, except percentages)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
Year Ended December 31, 2003
Life insurance in force	$43,675	$13,533	$-	$30,142	-

Premiums:
Life	557	151	-	406	-
Accident and health	102,974	3,546	1,460	100,888	1.4%
Other	280	-	-	280	-

Total premiums	$103,811	$3,697	$1,460	$101,574	1.4%

Year Ended December 31, 2002
Life insurance in force	$53,054	$17,200	$-	$35,854	-

Premiums:
Life	$587	$100	$-	$487	-
Accident and health	113,077	3,854	1,013	110,236	0.92%
Other	325	-	-	325	-

Total premiums	$113,989	$3,954	$1,013	$111,048	0.91%

Year Ended December 31, 2001
Life insurance in force	$53,128	$16,577	$-	$36,551	-

Premiums:
Life	$572	$63	$-	$509	-
Accident and health	125,846	2,709	1,170	124,307	0.94%
Other	390	-	-	390	-

Total premiums	$126,808	$2,772	$1,170	$125,206	0.93%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions (Charge-Off)	Balance at End Of Period
Year Ended December 31, 2003:
Allowance for doubtful agents' receivables	$4,630	$781	$(1,972)	$3,439

Deferred tax valuation allowance	$15,998	$2,251	$136	$18,385

Year Ended December 31, 2002:
Allowance for doubtful agents' receivables	$4,013	$617	$-	$4,630

Deferred tax valuation allowance	$17,841	$(667)	$(1,176)	$15,998

Year Ended December 31, 2001:
Allowance for doubtful agents' receivables	$3,711	$824	$(522)	$4,013

Deferred tax valuation allowance	$18,263	$776	$(1,198)	$17,841

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

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2003, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s control and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2003, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to material affect, these controls during the period covered by this annual report.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors and executive officers is incorporated herein by reference to “Proposal 1 — Election of Directors”, “Certain Information Regarding the Board of Directors”, “Certain Information Regarding the Executive Officers”, “Report of the Audit Committee” and “Stock Ownership” from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed on or before April 30, 2004.

ITEM 11 — EXECUTIVE COMPENSATION

Executive compensation is incorporated herein by reference to “Certain Information Regarding the Executive Officers” from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed on or before April 30, 2004.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information pertaining to security ownership of certain beneficial owners and management is incorporated herein by reference to “Stock Ownership” from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed on or before April 30, 2004.

The following table provides information for the Company’s stock option plan as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in Col. (a) (c)
Equity compensation plans
approved by security holders	918,050	$2.32	688,654
Equity compensation plans
not approved by security holders	-	-	-

Total	918,050	$2.32	688,654

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information pertaining to certain relationships and related transactions is incorporated herein by reference to “Stock Ownership” from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed on or before April 30, 2004.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information pertaining to principal accountant fees and services is incorporated herein by reference to “Principal Accounting Firm Fees” from the Company’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, which will be filed on or before April 30, 2004.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     The documents set forth below are filed as part of this report.

(1) Financial Statements:

Reference is made to Item 8, “Index to Financial Statements and Financial Statement Schedules”.

Financial Statements and Report of Ernst & Young LLP, Independent Auditors, and Report of PricewaterhouseCoopers LLP, Independent Accountants
Report of Ernst & Young LLP, Independent Auditors
Report of PricewaterhouseCoopers LLP, Independent Accountants
Consolidated Balance Sheets at December 31, 2003 and 2002
Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2003, 2002 and 2001
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to the Consolidated Financial Statements

(2) Financial Statement Schedules:

Reference is made to Item 8, “Index to Financial Statements and Financial Statement Schedules”.

The following financial statement schedules are filed as part of this report on 10-K and should be read in conjunction with the financial statements:

Schedule II – Condensed Financial Information of Registrant
Schedule III – Supplementary Insurance Information
Schedule IV – Reinsurance
Schedule V – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

2.1	First Amended Plan of Reorganization of Westbridge Capital Corp. Under Chapter 11 of the Bankruptcy Code, dated as of October 30, 1998 (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on September 21, 1998).

2.2	Amended Disclosure Schedule Accompanying the First Amended Plan of Reorganization of Westbridge Capital Corp. Under Chapter 11 of the Bankruptcy Code (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on September 21, 1998).

2.3	Findings of Fact, Conclusions of Law, and Order confirming the First Amended Plan of Reorganization of Westbridge Capital Corp. dated October 30, 1998, as modified (incorporated by reference to Exhibit 2 to the Company’s Form 8-K filed on December 29, 1998).

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent’s, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Credit Agreement dated as of June 6, 1997 between Westbridge Funding Corporation and LaSalle National Bank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2	Guaranty Agreement dated as of June 6, 1997 by Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3	Pledge Agreement dated as of June 6, 1997 between Westbridge Marketing Corporation and LaSalle National Bank (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4	Security Agreement dated as of June 6, 1997 between Westbridge Funding Corporation for the benefit of LaSalle National Bank (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.5	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.6	Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.7	Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 1998).

10.8	Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 1998).

10.9	First Amendment and Waiver to Credit Agreement among Westbridge Funding Corporation, Westbridge Capital Corp. and LaSalle National Bank dated as of September 8, 1998 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.10	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.11	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.12	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.13	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.14	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.15	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.16	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.17	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.18	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.19	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.20	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.21	First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.22	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.23	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.24	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.25	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.26	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.27	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.28	Employment Agreement, dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.32 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.29	Employment Agreement dated September 16, 2001, by and among Ascent, Ascent Management, Inc., and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.33 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.30	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.31	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.32	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.33	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.35	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.36	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.37	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.38	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.39	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.41	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.42	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.43*	Termination Agreement Dated November 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association.

10.44	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. - Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent's 8-K filed on January 6, 2004).

10.45	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. - Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent's 8-K filed on January 6, 2004).

10.46	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.47	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent’s 8-K filed on January 6, 2004)

10.48	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.49*	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (see 10.48 above).

21.1*	List of Subsidiaries of Ascent Assurance, Inc.

23.1*	Consent of Ernst & Young, LLP

23.2*	Consent of PricewaterhouseCoopers, LLP

31.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated November 12, 2003 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the third quarter of 2003.

On January 6, 2004, the registrant filed a report on Form 8-K dated December 31, 2003 reporting information regarding the restructuring of Ascent’s preferred stock and note payable.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27 day of February 2004.

ASCENT ASSURANCE, INC

/s/ Cynthia B. Koenig
Cynthia B. Koenig
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Patrick J. Mitchell (Patrick J. Mitchell)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 27, 2004

/s/ Alan H. Freudenstein (Alan H. Freudenstein)	Director	February 27, 2004

/s/ Gregory M. Grimaldi (Gregory M. Grimaldi)	Director	February 27, 2004

/s/ George R. Hornig (George R. Hornig)	Director	February 27, 2004

/s/ David G. Kaytes (David G. Kaytes)	Director	February 27, 2004

/s/ Michael A. Kramer (Michael A. Kramer)	Director	February 27, 2004

/s/ Paul E. Suckow (Paul E. Suckow)	Director	February 27, 2004

Exhibit 21.1

SUBSIDIARIES OF ASCENT ASSURANCE, INC.

	Percentage Subsidiary	Ownership

1.	National Foundation Life Insurance Company (Texas)	100%

2.	American Insurance Company of Texas (Texas)	100%

3.	National Financial Insurance Company (Texas)	100%

4.	Freedom Life Insurance Company of America (Texas)	100%

5.	Ascent Funding, Inc. (Delaware)	100%

6.	Foundation Financial Services, Inc. (Nevada)	100%

7.	NationalCare® Marketing, Inc. (Delaware)	100%

8.	Westbridge Printing Services, Inc. (Delaware)	100%

9.	Ascent Management, Inc. (Delaware)	100%

10.	Precision Dialing Services, Inc. (Delaware)	100%

11.	Senior Benefits, LLC (Arizona)	100%

12.	LifeStyles Marketing Group, Inc. (Delaware)	100%

13.	Health Care-One Insurance Agency, Inc. (California)	50%

14.	Pacific Casualty Company, Inc. (Hawaii)	100%

Exhibit 23.1

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82155) pertaining to the Ascent Assurance, Inc. 1999 Stock Option Plan of our report dated February 24, 2004, with respect to the consolidated financial statements and schedules of Ascent Assurance, Inc. included in the Form 10-K for the year ended December 31, 2003.

/s/ Ernst & Young, LLP

Ernst & Young, LLP
Dallas, Texas
February 24, 2004

Exhibit 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-82155) of Ascent Assurance, Inc. and its subsidiaries (Ascent) of our report dated March 8, 2002 relating to the financial statements and financial statement schedules of Ascent and its subsidiaries for the year ended December 31, 2001, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers, LLP

PricewaterhouseCoopers, LLP
Dallas, Texas
February 25, 2004