Form 10-Q
period 2004-03-31
ASCENT ASSURANCE INC
filed 2004-05-05
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2004
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

YES                 NO    X

Common Stock — Par value $0.01; 50,531,926 shares outstanding at May 4, 2004.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003

	(in thousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $96,515
and $93,922)	$101,435	$96,968
Short-term investments	5,314	5,631
Other investments, at market value (cost $405 and $383)	420	396

Total Investments	107,169	102,995
Cash	703	2,244
Accrued investment income	1,369	1,309
Receivables from agents, net of allowance for doubtful accounts of
$3,512 and $3,439	4,041	4,484
Deferred policy acquisition costs, net	21,576	21,819
Property and equipment, net of accumulated depreciation of $5,266
and $5,000	2,820	3,084
Other assets	7,742	7,994

Total Assets	$145,420	$143,929

Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$54,555	$54,872
Claim reserves	26,914	26,196

Total Policy Liabilities and Accruals	81,469	81,068
Accounts payable and other liabilities	8,977	9,760
Notes payable to bank	250	500
Note payable to related party	15,503	15,270

Total Liabilities	106,199	106,598

Stockholders' Equity:
Redeemable convertible Series B preferred stock ($1,000 stated
value, 40,000 shares authorized, 0 and 37,504 shares issued
and outstanding)	-	37,504
Common stock ($.01 par value, 75,000,000 and 30,000,000 shares authorized; 50,530,876 and 6,532,100 shares issued and
outstanding)	505	65
Capital in excess of par value	66,580	29,143
Accumulated other comprehensive income	4,935	3,059
Retained deficit	(32,799)	(32,440)

Total Stockholders' Equity	39,221	37,331

Total Liabilities and Stockholders' Equity	$145,420	$143,929

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:	(in thousands, except per share data)
Premiums:
First-year	$4,007	$5,386
Renewal	19,786	20,923

Total Premiums	23,793	26,309
Net investment income	1,402	1,680
Fee and service income	1,981	2,651
Other insurance revenues	486	617
Net realized (loss) gain on investments	(2)	109

Total Revenues	27,660	31,366

Benefits, claims and expenses:
Benefits and claims	16,237	17,946
Change in deferred policy acquisition costs	243	159
Commissions	2,678	3,235
General and administrative expenses	5,298	5,592
Fee and service operating expense	1,962	2,677
Taxes, license and fees	919	959
Interest expense on notes payable	252	609

Total expenses	27,589	31,177
Income before income taxes	71	189
Federal income tax expense	-	-

Net income	71	189
Preferred stock dividends	430	869

Loss applicable to common stockholders	$(359)	$(680)

Basic and diluted loss per common share	$(.02)	$(.10)

Weighted average shares outstanding:
Basic	14,754	6,527

Diluted	14,754	6,527

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2004	2003

	(in thousands)
Net income	$71	$189
Other comprehensive income:
Unrealized holding gain arising during period	1,874	385
Reclassification adjustment of loss (gain) on sales of
investments included in net income	2	(109)

Comprehensive income	$1,947	$465

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comp.	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Earnings	Equity

Balance at January 1, 2004	37,504	$37,504	6,532,100	$65	$29,143	$3,059	$(32,440)	$37,331
Net income							71	71
Series B preferred stock dividends					430		(430)	-
Other comprehensive gain						1,876		1,876
Amortization of unearned compensation					1			1
Conversion of redeemable convertible preferred stock to common stock	(37,504)	(37,504)	43,995,026	440	37,006			(58)
Common stock issued			3,750	-				-

Balance at March 31, 2004	-	$-	50,530,876	$505	$66,580	$4,935	$(32,799)	$39,221

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003

	(in thousands)
Cash Flows From Operating Activities:
Net income	$71	$189
Adjustments to reconcile net income to cash provided by operating activities:
Increase in accrued investment income	(60)	(46)
Decrease in deferred policy acquisition costs	243	159
Decrease in receivables from agents	370	386
Provision for uncollectible agent receivables	73	158
Decrease (increase) in other assets	252	(30)
Increase (decrease) in policy liabilities and accruals	401	(1,856)
(Decrease) increase in accounts payable and other liabilities	(783)	1,285
Interest expense on note payable to related party	235	574
Other, net	441	358

Net Cash Provided by Operating Activities	1,243	1,177

Cash Flows From Investing Activities:
Purchases of fixed maturity investments	(9,871)	(27,320)
Sales of fixed maturity investments	3,713	23,029
Maturities and calls of fixed maturity investments	3,390	2,717
Sales of equity securities	-	13
Net decrease in short term and other investments	295	2,794
Property and equipment purchased	(3)	(16)

Net Cash (Used For) Provided By Investing Activities	(2,476)	1,217

Cash Flows From Financing Activities:
Retirement of Series B redeemable convertible preferred stock upon conversion of common stock	(37,504)	-
Issue common stock upon conversion of Series B redeemable convertible preferred stock	37,446	-
Repayment of notes payable	(250)	(2,660)

Net Cash Used For Financing Activities	(308)	(2,660)

Decrease In Cash During Period	(1,541)	(266)
Cash At Beginning Of Period	2,244	1,878

Cash At End Of Period	$703	$1,612

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
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

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly owned subsidiary. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services, (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of the benefits of unaffiliated membership benefit programs.

NOTE 2 – ACCOUNTING PRINCIPLES

Basis of Presentation. The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior years’ amounts have been made to conform to the 2004 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in Ascent’s Annual Report on Form 10-K for the year ended December 31, 2003.

Cash Equivalents. Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments. Short-term investments are stated at cost, which approximates market.

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities consisting of common stocks, which are included in other investments, are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity and, accordingly, will have no effect on current operations.

Deferred Policy Acquisition Costs (“DPAC”). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in Other Assets is the value of business acquired. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits.

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $4.0 million and $4.5 million at March 31, 2004 and December 31, 2003, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of March 31, 2004 and December 31, 2003, the Company’s allowances for uncollectible commission advances were $3.5 million and $3.4 million, respectively.

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

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The net deferred tax asset of $18.8 million and $18.4 million at March 31, 2004 and December 31, 2003, respectively, was fully reserved.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collection is reasonably assured.

Earnings Per Share. Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the first quarter ended March 31, 2004, 43,995,026 of common shares attributable to the conversion of Ascent’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic earnings per share as of March 15, 2004. For the first quarter ended March 31, 2004 and March 31, 2003, stock options of 877,550 and 974,150, respectively, and, prior to March 15, 2004, the conversion of the preferred stock, potentially diluted basic earnings per share, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended March 31,
	2004	2003

Net income	$71	$189
Preferred stock dividends	(430)	(869)

Loss applicable to common shareholders	$(359)	$(680)

Weighted average shares outstanding:
Basic	14,754	6,527
Diluted	14,754	6,527
Basic and diluted loss per share	$(0.02)	$(0.10)

NOTE 3 – RELATED PARTY FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”)(Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2004, Ascent issued $233,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at March 31, 2004 to approximately $15.5 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At March 31, 2004, there were no events of default.

NOTE 4 – CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2004, Ascent’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004 were credited to capital in excess of par value and had no impact on total stockholders’ equity. All outstanding shares of the Series B Preferred Stock were held by SSHW, the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

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

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $1,000 and $3,000 for the three months ended March 31, 2004 and 2003, respectively.

The following table illustrates the effect on net loss and loss per share if Ascent had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	2004	2003

Net loss to common stockholders	$(359)	$(680)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(24)	(16)

Pro forma net loss	$(383)	$(696)

Loss per share:
Basic - as reported	$(0.02)	$(0.10)
Basic - pro forma	$(0.03)	$(0.11)
Diluted - as reported	$(0.02)	$(0.10)
Diluted - pro forma	$(0.03)	$(0.11)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

In the normal course of its business operations, the Company is involved in various claims, other business related suits (alleging actual as well as substantial exemplary damages) and regulatory matters. In the opinion of management, the Company is not a party to any pending litigation which is reasonable likely to have an adverse result or disposition that would have a material adverse effect on the Company’s business, consolidated financial position or consolidated results of operations.

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

The following discussion provides management’s assessment of financial condition at March 31, 2004 as compared to December 31, 2003 and results of operations for the three months ended March 31, 2004 as compared to the comparable 2003 period for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Report on Form 10-K and should be read in conjunction therewith.

Business Overview. The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries” and marketed by NationalCare® Marketing, Inc. (“NCM”), also a wholly owned subsidiary. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services, (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of benefits of unaffiliated membership benefit programs.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and underwritten by NFL and FLICA are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by NFL and FLICA are comprehensive major medical products, hospital/surgical medical expense products and supplemental specified disease products:

o	Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of inpatient medicines.

o	Hospital/surgical medical expense products are similar to comprehensive major medical products except that benefits are generally limited to medical and surgical services received in a hospital either as an inpatient or outpatient (services such as outpatient physician office visits and outpatient prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher.

o	Supplemental specified disease products include blanket group accident coverages, blanket group hospital daily indemnity coverages, as well as indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” policies, which provide fixed benefits or lump sum payments directly to the insured upon diagnosis of certain types of internal cancer or heart disease.

Prior to 1998, some of the Insurance Subsidiaries also actively underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. Such Insurance Subsidiaries continue to receive premiums on Medicare Supplement policies sold prior to that date.

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

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three months ended March 31, 2004 and 2003. (In thousands except insurance operating ratios.)

	Three Months Ended March 31,
	2004	2003

Premiums	$23,793	$26,309
Other insurance revenue	486	617
Net investment income	1,402	1,680

Total insurance revenues	25,681	28,606
Benefits and claims	16,237	17,946
Commissions	2,678	3,235
Change in deferred policy acquisition costs	243	159
General and administrative expense	5,298	5,592
Taxes, license and fees	919	959
Interest expense on bank facilities	17	35
Interest expense on note payable to related party	235	574

Total insurance operating expenses	25,627	28,500

Insurance operating results	54	106

Fee and service income	1,981	2,651
Fee and service expenses	1,962	2,677

Fee and service results	19	(26)

Net realized (losses) gains on investments	(2)	109

Income before income taxes	71	189
Income taxes	-	-

Net income	$71	$189
Preferred stock dividends	(430)	(869)

Loss applicable to common shareholders	$(359)	$(680)

Insurance operating ratios*
Benefits and claims	68.2%	68.2%
Commissions	11.3%	12.3%
Decrease in deferred acquisition costs	1.0%	0.6%
General and administrative expenses	21.8%	20.8%
Taxes, licenses and fees	3.9%	3.6%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenue.

Overview.     For the first quarter of 2004, net income was $71,000 compared to $189,000 for the corresponding period in 2003. The $118,000 decrease in net income was principally due to a $111,000 decrease in net realized capital gains on sales of investments.

Insurance operating results declined $52,000 for the first quarter of 2004 as compared to the first quarter of 2003 as reduced interest expense on the note payable to related party was more than offset by lower investment income, principally due to a decline in interest on agents’ balances, and higher general expenses. Interest expense on the note payable to related party decreased by $339,000 due to the restructuring of the note payable on December 31, 2003 that reduced the interest rate from 12% to 6% per annum. Interest expense on the note payable has been paid “in kind” through the issuance of additional notes payable.

Fee and service results increased $45,000 for first quarter 2004 compared to first quarter 2003 principally due to expense reductions effected by Ascent’s printing subsidiary. Over the last several years, this operation has been impacted by a reduction in the number of customers, reduced order volume from continuing customers and lower profit margins.

The Company reported no income tax benefit for the first quarters of 2004 and 2003 due to the maintenance of a 100% valuation allowance for all net deferred tax assets. (see Note 2 to the Condensed Consolidated Financial Statements at Item 1.)

On March 15, 2004, Ascent’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s convertible participating Series B preferred stock into 43,995,026 shares of common stock. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004 were credited to capital in excess of par value and had no impact on total stockholders’ equity.

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

Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended March 31,
	2004	2003

Major medical:
First-year	$3,865	$5,256
Renewal	11,089	11,528

Subtotal	14,954	16,784

Supplemental specified disease:
First-year	72	32
Renewal	5,082	5,342

Subtotal	5,154	5,374

Medicare supplement:
Renewal	3,228	3,664

Other	457	487

Consolidated Premium Revenue	$23,793	$26,309

Total premiums decreased $2.5 million, or 9.6%, for the first quarter of 2004 as compared to the first quarter of 2003. Major medical premiums declined due to lower new business sales resulting from delays in new product deliveries to NCM in 2003 and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies. In July 2003, NCM began selling a new line of medical insurance products, consisting of three products with varying degrees of benefits, designed to provide increased consumer choice and price flexibility for cost conscious consumers. As of March 31, 2004, the new products had been introduced in 21 of the 24 states in which NCM markets health insurance products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The Company’s ability to maintain the benefits and claims ratio of 68.2% for the first quarters of 2004 and 2003 is principally attributable to the Company’s adherence to a disciplined pricing philosophy for both new major medical product sales and in force insurance policies.

For the past several years, the costs of medical services covered by the Company’s major medical insurance policies has increased dramatically, with medical inflation averaging 15% to 20% annually in comparison to an average increase in the consumer price index of 3%. To maintain a consistent ratio of claims and benefits to premium into future periods, the Company must accurately estimate future medical inflation and implement timely premium rate increases for both new major medical product sales and the majority of its in force insurance policies, including supplemental specified disease and Medicare supplement policies.

Commissions.     The commissions to premiums ratio decreased by 1.0 percentage points in first quarter 2004 as compared to the corresponding prior year as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	March 31, 2004		December 31, 2003
Fixed Maturity Securities	Market Value	%	Market Value	%

	(in 000's)		( in 000's)
U.S. Government and governmental agencies
and authorities (except mortgage backed)	$10,974	10.8	$10,887	11.2
Finance companies	19,418	19.2	19,209	19.8
Public utilities	11,604	11.4	8,645	8.9
Mortgage-backed securities	21,300	21.0	23,567	24.3
States, municipalities and political subdivisions	2,373	2.3	2,297	2.4
All other corporate bonds	35,766	35.3	32,363	33.4

Total fixed maturity securities	$101,435	100.0	$96,968	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments and certificates of deposit.

	March 31, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Rating	Market Value	%	Market Value	%

	(in 000's)		( in 000's)
Ratings
Investment grade:
U.S. Government and agencies	$19,878	19.6	$20,147	20.8
AAA	14,670	14.5	16,514	17.0
AA	2,184	2.1	1,648	1.7
A	34,219	33.7	33,082	34.1
BBB	28,311	27.9	23,438	24.2
Non-Investment grade:
BB	1,689	1.7	1,640	1.7
B and below	484	0.5	499	0.5

Total fixed maturity securities	$101,435	100.0	$96,968	100.0

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at March 31, 2004 and December 31, 2003 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Maturity	Market Value	%	Market Value	%

	(in 000's)		( in 000's)
Scheduled Maturity
Due in one year or less	$2,182	2.2	$3,868	4.0
Due after one year through five years	24,865	24.5	23,688	24.4
Due after five years through ten years	35,491	35.0	28,844	29.8
Due after ten years	17,597	17.3	17,001	17.5
Mortgage-backed and asset-backed securities	21,300	21.0	23,567	24.3

Total fixed maturity securities	$101,435	100.0	$96,968	100.0

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $26.9 million at March 31, 2004 as compared to $26.2 million at December 31, 2003. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $54.6 million at March 31, 2004 as compared to $54.9 million at December 31, 2003. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by operations totaled $1.2 million for both the first quarter of 2004 and 2003.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner as the Insurance Subsidiaires’ earned surplus is negative due to statutory losses incurred prior to 2003. Ascent’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $252,000 during the first quarter of 2003 and made no contributions during the first quarter of 2004. As of March 31, 2004, Ascent had approximately $2.5 million in unrestricted cash and invested assets.

Related Party Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2004, Ascent issued $233,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at March 31, 2004 to approximately $15.5 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At March 31, 2004, there were no events of default.

Conversion of Related Party Preferred Stock. On March 15, 2004, Ascent’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. All outstanding shares of the Series B Preferred Stock were held by SSHW, the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of March 31, 2004 and December 31, 2003, $250,000 and $500,000, respectively, was outstanding under the Credit Agreement. The Credit Agreement matures on January 15, 2005, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at March 31, 2004 are net agent receivables of $4.0 million. In addition, NCM and Ascent have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of March 31, 2004, there were no events of default under the Credit or Guaranty Agreements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Ascent has no material changes to the disclosure concerning market risk made in its Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2004, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to materially affect, these controls during the period covered by this quarterly report.

PART II

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 15, 2004, Ascent Assurance, Inc. (“AAI”) held its annual meeting of shareholders. At the meeting, the shareholders approved an amendment to AAI’s Certificate of Incorporation increasing the number of authorized shares of AAI’s common stock from 30,000,000 to 75,000,000. The following reflects the results of the votes cast for approval of the amendment: In favor 3,768,332; Against 0; Abstain 0; Total votes cast 3,768,332.

Also, the shareholders elected Gregory M. Grimaldi, David G. Kaytes, and Patrick J. Mitchell to AAI’s Board of Directors for a three-year term expiring in 2007. The following table reflects votes cast at the annual meeting:

	For	Withheld
Gregory M. Grimaldi	3,768,250	-0-
David G. Kaytes	3,768,250	-0-
Patrick J. Mitchell	3,768,250	-0-

Total Votes Cast	3,768,250	-0-

Directors whose terms continued and the years in which their term expires are as follows:

Director	Term Expiration
Paul E. Suckow	2005
Michael A. Kramer	2005
George R. Hornig	2006
Alan H. Freudenstein	2006
Gregory M. Grimaldi	2007
David G. Kaytes	2007
Patrick J. Mitchell	2007

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent’s, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.9	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.14	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.15	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.17	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.32	Termination Agreement Dated November 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (Incorporated by reference to Exhibit 10.43 to Ascent’s 10-K for the year ended December 31, 2003).

10.33	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent’s 8-K filed on January 6, 2004).

10.34	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent’s 8-K filed on January 6, 2004).

10.35	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.36	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent’s 8-K filed on January 6, 2004)

10.37	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.38	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (Incorporated by reference to Exhibit 10.49 to Ascent’s 10-K for the year ended December 31, 2003).

10.39*	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell.

10.40*	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O'Neill.

31.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On January 6, 2004, the registrant filed a report on Form 8-K dated December 31, 2003 reporting information regarding the restructuring of Ascent’s preferred stock and note payable.

The registrant filed a Report on Form 8-K dated February 26, 2004 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the fourth quarter of 2003.

On March 16, 2004, the registrant filed a report on Form 8-K reporting the conversion of Ascent’s Series B Preferred Stock to common stock.

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
May 5, 2004