Form 10-Q
period 2004-06-30
ASCENT ASSURANCE INC
filed 2004-08-03
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2004
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

YES                 NO    X

Common Stock — Par value $0.01; 50,531,876 shares outstanding at August 2, 2004.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003
Assets	(in thousands, except share data)
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $97,789
and $93,922)	$98,484	$96,968
Short-term investments	4,252	5,631
Other investments, at market value (cost $403 and $383)	420	396

Total Investments	103,156	102,995
Cash	1,207	2,244
Accrued investment income	1,351	1,309
Receivables from agents, net of allowance for doubtful
accounts of $3,552 and $3,439	3,863	4,484
Deferred policy acquisition costs, net	21,509	21,819
Property and equipment, net of accumulated depreciation
of $5,520 and $5,000	2,601	3,084
Other assets	7,559	7,994

Total Assets	$141,246	$143,929

Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$54,299	$54,872
Claim reserves	26,148	26,196

Total Policy Liabilities and Accruals	80,447	81,068
Accounts payable and other liabilities	8,763	9,760
Notes payable to bank	250	500
Notes payable to related party	15,739	15,270

Total Liabilities	105,199	106,598

Stockholders' Equity:
Redeemable convertible Series B preferred stock ($1,000
stated value, 40,000 shares authorized, 37,504 shares
issued and outstanding at December 31, 2003)	-	37,504
Common stock ($0.01 par value, 75,000,000 and 30,000,000
shares authorized; 50,531,876 and 6,532,100 shares
issued and outstanding)	505	65
Capital in excess of par value	66,580	29,143
Accumulated other comprehensive income	712	3,059
Retained Deficit	(31,750)	(32,440)

Total Stockholders' Equity	36,047	37,331

Total Liabilities and Stockholders' Equity	$141,246	$143,929

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands, except per share data)
Revenues:
Premiums:
First-year premium	$3,995	$4,891	$8,002	$10,277
Renewal premium	19,043	20,549	38,829	41,472

Total premiums	23,038	25,440	46,831	51,749
Net investment income	1,329	1,555	2,731	3,235
Fee and service income	1,909	3,134	3,890	5,785
Other insurance revenues	481	630	967	1,247
Net realized (loss) gain on investments	(3)	168	(5)	277

Total revenues	26,754	30,927	54,414	62,293

Benefits, claims and expenses:
Benefits and claims	14,933	17,227	31,170	35,173
Change in deferred policy acquisition costs	68	(137)	311	22
Commissions	2,517	3,033	5,195	6,268
General and administrative expenses	5,104	5,930	10,402	11,522
Fee and service operating expenses	1,863	3,006	3,825	5,683
Taxes, licenses and fees	967	895	1,886	1,854
Interest expense on notes payable	253	611	505	1,220

Total expenses	25,705	30,565	53,294	61,742
Income before income taxes	1,049	362	1,120	551
Federal income taxes	-	-	-	-

Net income	1,049	362	1,120	551

Preferred stock dividends	-	891	430	1,759

Income (loss) applicable to common
stockholders	$1,049	$(529)	$690	$(1,208)

Basic and diluted earnings (loss) per
common share	$.02	$(.08)	$.02	$(.18)

Weighted average shares outstanding:
Basic	50,532	6,532	32,643	6,530

Diluted	50,758	6,532	32,867	6,530

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(in thousands)

Net income	$1,049	$362	$1,120	$551
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(4,226)	1,728	(2,352)	2,113
Reclassification adjustment of loss (gain) on sales
of investments included in net income	3	(168)	5	(277)

Comprehensive (loss) income	$(3,174)	$1,922	$(1,227)	$2,387

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comp.	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Value	Income(Loss)	Earnings	Equity

Balance at January 1, 2004	37,504	$37,504	6,532,100	$65	$29,143	$3,059	$(32,440)	$37,331
Net income							1,120	1,120
Series B preferred stock dividends					430		(430)	-
Other comprehensive loss						(2,347)		(2,347)
Amortization of unearned compensation					1			1
Common stock issued			4,750	-				-
Conversion of Series B redeemable convertible preferred stock to common stock	(37,504)	(37,504)	43,995,026	440	37,006			(58)

Balance at June 30, 2004	-	$-	50,531,876	$505	$66,580	$712	$(31,750)	$36,047

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ende June 30,
	2004	2003	2004	2003

	(in thousands)
Cash Flows From Operating Activities:
Net income	$1,049	$362	$1,120	$551
Adjustments to reconcile net income to cash
provided by (used for) operating activities
Decrease (increase) in accrued investment income	18	39	(42)	(7)
Decrease (increase) in deferred policy acquisition costs	67	(137)	310	22
Decrease in receivables from agents	138	236	508	622
Provision for uncollectible agent receivables	40	167	113	325
Decrease in other assets	183	587	435	557
Decrease in policy liabilities and accruals	(1,022)	(2,559)	(621)	(4,415)
(Decrease) increase in accounts payable and
other liabilities	(214)	151	(997)	1,436
Interest expense on note payable to related party	238	591	473	1,165
Other, net	436	333	877	691

Net Cash Provided By (Used for) Operating Activities	933	(230)	2,176	947

Cash Flows From Investing Activities:
Purchases of fixed maturity investments	(4,390)	(32,206)	(14,261)	(59,526)
Sales of fixed maturity investments	528	28,567	4,241	51,596
Maturities and calls of fixed maturity investments	2,402	1,900	5,792	4,617
Cost of equity securities purchased	-	(55)	-	(55)
Sale of equity securities	-	-	-	13
Net decrease in short-term and other investments	1,065	3,021	1,360	5,815
Property and equipment purchased	(34)	(651)	(37)	(667)

Net Cash (Used For) Provided By Investing Activities	(429)	576	(2,905)	1,793

Cash Flows From Financing Activities:
Retirement of Series B redeemable convertible
preferred stock upon conversion to common stock	-	-	(37,504)	-
Issue common stock upon conversion of Series B
redeemable convertible preferred stock	-	-	37,446	-
Repayment of notes payable	-	(600)	(250)	(3,260)

Net Cash Used For Financing Activities	-	(600)	(308)	(3,260)

Increase (Decrease) In Cash During Period	504	(254)	(1,037)	(520)
Cash At Beginning Of Period	703	1,612	2,244	1,878

Cash At End Of Period	$1,207	$1,358	$1,207	$1,358

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2004
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

Deferred Policy Acquisition Costs (“DPAC”). Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Also included in Other Assets is the value of business acquired. The amortization of these costs is based on actuarially estimated future premium revenues, and the amortization rate is adjusted periodically to reflect actual experience. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals, consistent with those used in calculating liabilities for future policy benefits.

Agent Receivables. In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $3.9 million and $4.5 million at June 30, 2004 and December 31, 2003, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of June 30, 2004 and December 31, 2003, the Company’s allowances for uncollectible commission advances were $3.6 million and $3.4 million, respectively.

Property and Equipment. Property and equipment is stated on the basis of cost and consists primarily of furniture, fixtures, leasehold improvements and software. Depreciation is computed principally by the straight-line method for financial reporting purposes using estimated useful lives of 3 to 10 years.

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

Federal Income Taxes. The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The Company reported no income tax expense for the second quarters of 2004 and 2003 and for the six months ended June 30, 2004 and 2003. Income tax expense for such periods was offset by reductions in the 100% valuation allowance maintained for all net deferred tax assets due to decreases in the net deferred tax asset balance for such periods. Net deferred tax assets of $18.7 million and $18.4 million at June 30, 2004 and December 31, 2003, respectively, were fully reserved.

Recognition of Revenue. Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collection is reasonably assured.

Earnings Per Share. Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the six months ended June 30, 2004, 43,995,026 of common shares attributable to the conversion of Ascent’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic and diluted earnings per share as of March 15, 2004. To include the common shares attributable to the conversion of Ascent’s preferred stock in the computation of diluted earnings per share from the beginning of 2004 would have been anti-dilutive. For the six months ended June 30, 2004, only 231,950 of 870,300 outstanding stock options were dilutive and included in the computation of diluted earnings per share. For the six months ended June 30, 2003, stock options of 974,150 and the conversion of the preferred stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

	(amounts in thousands, except per share amounts)
Net income	$1,049	$362	$1,120	$551
Preferred stock dividends	-	(891)	(430)	(1,759)

Income (loss) applicable to common stockholders	$1,049	$(529)	$690	$(1,208)

Weighted average shares outstanding:
Basic	50,532	6,532	32,643	6,530
Diluted	50,758	6,532	32,867	6,530
Basic and diluted earnings (loss) per share	$.02	$(.08)	$.02	$(.18)

NOTE 3 – RELATED PARTY FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by the issuance of additional notes. During the six months ended June 30, 2004, Ascent issued $469,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at June 30, 2004 to approximately $15.7 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At June 30, 2004, there were no events of default.

NOTE 4 – CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2004, Ascent’s common shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004, were credited to capital in excess of par value, and had no impact on total stockholders’ equity. All outstanding shares of the Series B Preferred Stock were held by SSHW, the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

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

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $200 and $1,200 for the three months ended June 30, 2004 and 2003, respectively, and $1,200 and $2,700 for the six months ended June 30, 2004 and June 30, 2003, respectively.

The following table illustrates the effect on income (loss) to common stockholders and earnings (loss) per share if Ascent had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Income (loss) to common stockholders	$1,049	$(529)	$690	$(1,208)
Total stock-based employee compensation
expense determined under fair value
based method for all awards,
net of related tax effects	(3)	(109)	(27)	(125)

Pro forma income (loss)	$1,046	$(638)	$663	$(1,333)

Earnings (loss) per share:
Basic - as reported	$.02	$(.08)	$.02	$(.18)

Basic - pro forma	$.02	$(.10)	$.02	$(.20)

Diluted - as reported	$.02	$(.08)	$.02	$(.18)

Diluted - pro forma	$.02	$(.10)	$.02	$(.20)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on income (loss) to common stockholders of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

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

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Ascent Assurance, Inc. (“Ascent”) is the successor to a Delaware company incorporated in 1982 as an insurance holding company. Ascent, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The following discussion provides management’s assessment of financial condition at June 30, 2004 as compared to December 31, 2003 and results of operations for the three and six months ended June 30, 2004 as compared to the comparable 2003 period for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Report on Form 10-K and should be read in conjunction therewith.

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

Forward-Looking Statements. Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in the Management’s Discussion and Analysis of Financial Condition and Results of Operation, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of Ascent and members of its senior management team. While Ascent’s management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three and six months ended June 30, 2004 and 2003. (In thousands except insurance operating ratios.)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Premiums	$23,038	$25,440	$46,831	$51,749
Other insurance revenue	481	630	967	1,247
Net investment income	1,329	1,555	2,731	3,235

Total insurance revenues	24,848	27,625	50,529	56,231
Benefits and claims	14,933	17,227	31,170	35,173
Commissions	2,517	3,033	5,195	6,268
Change in deferred policy acquisition costs	68	(137)	311	22
General and administrative expense	5,104	5,930	10,402	11,522
Taxes, licenses and fees	967	895	1,886	1,854
Interest expense on bank facilities	15	19	32	54
Interest expense on note payable to related party	238	592	473	1,166

Total insurance operating expenses	23,842	27,559	49,469	56,059

Insurance operating results	1,006	66	1,060	172

Fee and service income	1,909	3,134	3,890	5,785
Fee and service expenses	1,863	3,006	3,825	5,683

Fee and service results	46	128	65	102

Net realized (loss) gain on investments	(3)	168	(5)	277

Income before income taxes	1,049	362	1,120	551
Income taxes	-	-	-	-

Net income	$1,049	$362	$1,120	$551
Preferred stock dividends	-	891	430	1,759

Income (loss) applicable to common stockholders	$1,049	$(529)	$690	$(1,208)

Insurance operating ratios*
Benefits and claims	64.8%	67.7%	66.6%	68.0%
Commissions	10.9%	11.9%	11.1%	12.1%
Increase in deferred acquisition costs	0.3%	(0.5%)	0.7%	-
General and administrative expenses	21.7%	22.7%	21.8%	21.7%
Taxes, licenses and fees	4.2%	3.5%	4.0%	3.6%

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenue.

Overview.     For the second quarter of 2004, net income was $1 million compared to $362,000 for the corresponding period in 2003. The $687,000 increase in net income was principally due to a $940,000 increase in insurance operating results, which was offset by decreases in fee and service results and net realized capital gains of $82,000 and $171,000, respectively. Insurance operating results increased for the second quarter of 2004 to $1 million compared to $66,000 for the second quarter of 2003 principally due to a 2.9 percentage point decrease in the benefits and claims ratio which improved results by approximately $668,000 and a decrease in interest expense of $354,000 on the note payable to related party. Interest expense on the note payable to related party decreased due to the restructuring of the note payable on December 31, 2003 that reduced the interest rate from 12% to 6% per annum. Interest expense on the note payable has been paid “in kind” through the issuance of additional notes payable. The improvements in insurance operating results were partially offset by lower investment income principally due to a decline in interest income on agents’ balances.

For the six months ended June 30, 2004, net income was $1.1 million compared to $551,000 for the corresponding period in 2003. The $569,000 increase in net income was principally due to a $888,000 increase in insurance operating results which was offset by a $37,000 decrease in fee and service results and a $282,000 decrease in realized capital gains. Insurance operating results increased for the six months ended June 30, 2004 to $1.1 million compared to $551,000 for the six months ended June 30, 2003 principally due to a 1.4 percentage point decrease in the benefits and claims ratio which improved results by approximately $656,000 and a decrease in interest expense of $693,000 on the note payable to related party. Interest expense on the note payable to related party decreased due to the restructuring of the note payable on December 31, 2003 that reduced the interest rate from 12% to 6% per annum. The improvements in insurance operating results were partially offset by lower investment income principally due to a decline in interest income on agents’ balances.

The Company reported no income tax expense for the second quarters of 2004 and 2003 and for the six months ended June 30, 2004 and 2003 due to reductions of the 100% valuation allowance maintained for all net deferred tax assets (See Note 2 to the Condensed Consolidated Financial Statements at Item 1.)

On March 15, 2004, Ascent’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s convertible participating Series B preferred stock into 43,995,026 shares of common stock and eliminated the requirement to pay preferred stock dividends. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004 were credited to capital in excess of par value and had no impact on total stockholders’ equity.

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

Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Major medical:
First-year	$3,859	$4,779	$7,724	$10,036
Renewal	10,734	11,502	21,823	23,030

Subtotal	14,593	16,281	29,547	33,066

Supplemental specified disease:
First-year	67	29	139	61
Renewal	4,935	5,255	10,017	10,597

Subtotal	5,002	5,284	10,156	10,658

Medicare supplement:
Renewal	3,064	3,449	6,292	7,112

Subtotal	3,064	3,449	6,292	7,112

Other	379	426	836	913

Consolidated Premium Revenue	$23,038	$25,440	$46,831	$51,749

Total premiums decreased $2.4 million, or 9.4%, for the second quarter of 2004 as compared to the second quarter of 2003. Total premiums decreased $4.9 million, or 9.5%, for the six months ended June 30, 2004 as compared to the 2003 corresponding period. Major medical premiums declined due to lower new business sales resulting from delays in new product deliveries to NCM in 2003 and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies. In July 2003, NCM began selling a new line of medical insurance products, consisting of three products with varying degrees of benefits, designed to provide increased consumer choice and price flexibility for cost conscious consumers. As of June 30, 2004, the new products had been introduced in 22 of the 24 states in which NCM markets health insurance products.

Benefits and Claims. Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The decrease in the benefits and claims ratio from 67.7% for the second quarter of 2003 to 64.8% for the second quarter of 2004 and from 68% for year to date June 30, 2003 to 66.6% for year to date June 30, 2004 is principally attributable to the Company’s adherence to a disciplined pricing philosophy for both new major medical product sales and in force insurance policies.

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

Commissions.     The commissions to premiums ratio decreased by 1.0 percentage points in second quarter 2004 and year to date June 30, 2004 as compared to the corresponding prior year periods as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	June 30, 2004		December 31, 2003
Fixed Maturity Securities	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
U.S. Government and governmental agencies
and authorities (except mortgage backed)	$10,569	10.7	$10,887	11.2
Finance companies	19,642	19.9	19,209	19.8
Public utilities	11,198	11.4	8,645	8.9
Mortgage-backed securities	20,008	20.3	23,567	24.3
States, municipalities and political subdivisions	2,233	2.3	2,297	2.4
All other corporate bonds	34,834	35.4	32,363	33.4

Total fixed maturity securities	$98,484	100.0	$96,968	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments and certificates of deposit.

	June 30, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Rating	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
Ratings
Investment grade:
U.S. Government and agencies	$18,058	18.3	$20,147	20.8
AAA	14,666	14.9	16,514	17.0
AA	2,564	2.6	1,648	1.7
A	33,348	33.9	33,082	34.1
BBB	27,715	28.1	23,438	24.2
Non-Investment grade:
BB	1,637	1.7	1,640	1.7
B and below	496	0.5	499	0.5

Total fixed maturity securities	$98,484	100.0	$96,968	100.0

The Company monitors the financial condition and operations of securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management’s assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability or intent to hold the investments. If fair value is less than the carrying value and the decline is determined to be other than temporary, an appropriate write-down is recorded.

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2004 and December 31, 2003 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	June 30, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Maturity	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
Scheduled Maturity
Due in one year or less	$1,861	1.9	$3,868	4.0
Due after one year through five years	27,178	27.6	23,688	24.4
Due after five years through ten years	33,081	33.6	28,844	29.8
Due after ten years	16,356	16.6	17,001	17.5
Mortgage-backed and asset-backed
securities	20,008	20.3	23,567	24.3

Total fixed maturity securities	$98,484	100.0	$96,968	100.0

Claim Reserves. Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $26.1 million at June 30, 2004 as compared to $26.2 million at December 31, 2003. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves. Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $54.3 million at June 30, 2004 as compared to $54.9 million at December 31, 2003. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by (used for) operations totaled $0.9 million and $2.2 million for the three and six months ended 2004, and totaled $(0.2) and $0.9 million for the three and six months ended 2003.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred prior to 2003. Ascent’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $0.7 million during the six months ended June 30, 2003 and made no contributions during the six months ended June 30, 2004. As of June 30, 2004, Ascent had approximately $2.4 million in unrestricted cash and invested assets.

Related Party Financing. Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the six months ended June 30, 2004, Ascent issued $469,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at June 30, 2004 to approximately $15.7 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At June 30, 2004, there were no events of default.

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

Bank Financing. The majority of commission advances to NCM’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of Ascent. On December 31, 2003, AFI entered into a Credit Agreement (the“Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of June 30, 2004 and December 31, 2003, $250,000 and $500,000, respectively, was outstanding under the Credit Agreement. The Credit Agreement matures on January 15, 2005, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at June 30, 2004 are net agent receivables of $3.9 million. In addition, NCM and Ascent have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of June 30, 2004, there were no events of default under the Credit or Guaranty Agreements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2004, the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as the Company’s controls and procedures are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting. There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to materially affect, these controls during the period covered by this quarterly report.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent’s, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.9	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.14	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.15	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.17	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.32	Termination Agreement Dated November 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (Incorporated by reference to Exhibit 10.43 to Ascent’s 10-K for the year ended December 31, 2003).

10.33	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent’s 8-K filed on January 6, 2004).

10.34	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent’s 8-K filed on January 6, 2004).

10.35	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.36	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent’s 8-K filed on January 6, 2004)

10.37	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.38	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare(R)Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare(R)Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (Incorporated by reference to Exhibit 10.49 to Ascent's 10-K for the year ended December 31, 2003).

10.39	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (Incorporated by reference to Exhibit 10.39 to Ascent's 10Q for the quarter ended March 31, 2004.)

10.40	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O'Neill. (Incorporated by reference to Exhibit 10.40 to Ascent's 10Q for the quarter ended March 31, 2004.)

31.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Patrick J. Mitchell, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated May 4, 2004 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the first quarter of 2004.

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ASCENT ASSURANCE, INC.

/s/ Cynthia B. Koenig
Cynthia B. Koenig
Senior Vice President,
Chief Financial Officer and Treasurer
(Principal Financial and
Accounting Officer)

Dated at Fort Worth, Texas
August 3, 2004