Form 10-Q
period 2004-09-30
ASCENT ASSURANCE INC
filed 2004-11-05
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

FOR QUARTERLY AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended September 30, 2004
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

YES                 NO    X

Common Stock — Par value $0.01; 50,606,876 shares outstanding at November 2, 2004.

ASCENT ASSURANCE, INC.
INDEX TO FORM 10-Q

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003

	(inthousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $97,502 and $93,922)	$100,669	$96,968
Short-term investments	4,013	5,631
Other investments, at market value (cost $353 and $383)	376	396

Total Investments	105,058	102,995
Cash	1,153	2,244
Accrued investment income	1,353	1,309
Receivables from agents, net of allowance for doubtful accounts
of $3,589 and $3,439	3,896	4,484
Deferred policy acquisition costs, net	21,079	21,819
Property and equipment, net of accumulated depreciation
of $5,765 and $5,000	2,376	3,084
Other assets	7,907	7,994

Total Assets	$142,822	$143,929

Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$53,551	$54,872
Claim reserves	25,297	26,196

Total Policy Liabilities and Accruals	78,848	81,068
Accounts payable and other liabilities	12,960	9,760
Notes payable to bank	250	500
Notes payable to related party	15,982	15,270

Total Liabilities	108,040	106,598

Stockholders' Equity:
Redeemable convertible Series B preferred stock ($1,000
stated value, 40,000 shares authorized, 37,504 shares
issued and outstanding at December 31, 2003)	-	37,504
Common stock ($0.01 par value, 75,000,000 and 30,000,000
shares authorized; 50,606,876 and 6,532,100 shares
issued and outstanding)	506	65
Capital in excess of par value	66,580	29,143
Accumulated other comprehensive income	3,190	3,059
Retained Deficit	(35,494)	(32,440)

Total Stockholders' Equity	34,782	37,331

Total Liabilities and Stockholders' Equity	$142,822	$143,929

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands, except per share data)
Revenues:
Premiums:
First-year premium	$4,036	$4,306	$12,038	$14,583
Renewal premium	19,054	21,255	57,883	62,727

Total premiums	23,090	25,561	69,921	77,310
Net investment income	1,362	1,563	4,093	4,798
Fee and service income	882	1,838	2,790	5,795
Other insurance revenues	448	558	1,415	1,805
Net realized (loss) gain on investments	(15)	53	(20)	330

Total revenues	25,767	29,573	78,199	90,038

Benefits, claims and expenses:
Benefits and claims	14,842	17,447	46,013	52,620
Change in deferred policy acquisition costs	429	561	740	583
Commissions	2,507	2,859	7,702	9,127
General and administrative expenses	5,454	5,416	15,855	16,938
Fee and service operating expenses	666	1,554	2,124	4,957
Special executive compensation and severance	3,035	-	3,035	-
Taxes, licenses and fees	843	921	2,729	2,775
Interest expense on notes payable	260	624	765	1,844
Interest expense on redeemable preferred stock	-	914	-	914

Total expenses	28,036	30,296	78,963	89,758
(Loss) income from continuing operations
before income taxes	(2,269)	(723)	(764)	280
Federal income taxes	-	-	-	-

(Loss) income from continuing operations	(2,269)	(723)	(764)	280

Loss from discontinued operations, including loss
on disposal in 2004 of ($1,206)	(1,458)	(305)	(1,843)	(757)
Federal income taxes	-	-	-	-

Loss from discontinued operations	(1,458)	(305)	(1,843)	(757)

Net loss	(3,727)	(1,028)	(2,607)	(477)
Preferred stock dividends	-	-	430	1,759

Loss applicable to common stockholders	$(3,727)	$(1,028)	$(3,037)	$(2,236)

Basic and diluted loss from continuing
operations
per common share	$(.04)	$(.11)	$(.03)	$(.23)

Basic and diluted loss per common share	$(.07)	$(.16)	$(.08)	$(.34)

Weighted average shares outstanding:
Basic and diluted	50,561	6,532	38,659	6,530

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands)

Net loss	$(3,727)	$(1,028)	$(2,607)	$(477)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	2,464	(1,374)	111	739
Reclassification adjustment of loss (gain) on sales
of investments included in net loss	15	(53)	20	(330)

Comprehensive loss	$(1,248)	$(2,455)	$(2,476)	$(68)

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comp.	Retained (Deficit)	Total Stockholders'
	Shares	Amount	Shares	Amount	Value	Income	Earnings	Equity

Balance at January 1, 2004	37,504	$37,504	6,532,100	$65	$29,143	$3,059	$(32,440)	$37,331
Net loss							(2,607)	(2,607)
Series B preferred stock dividends					430		(430)	-
Other comprehensive income						131		131
Amortization of unearned compensation					1			1
Minority interest in subsidiary							(17)	(17)
Common stock issued			79,750	1				1
Conversion of Series B redeemable convertible preferred stock to common stock	(37,504)	(37,504)	43,995,026	440	37,006			(58)

Balance at September 30, 2004	-	$-	50,606,876	$506	$66,580	$3,190	$(35,494)	$34,782

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(in thousands)
Cash Flows From Operating Activities:
Net loss	$(3,727)	$(1,028)	$(2,607)	$(477)
Adjustments to reconcile net loss to cash
(used for) provided by operating activities:
(Increase) decrease in accrued investment income	(2)	71	(44)	64
Decrease in deferred policy acquisition costs	429	561	740	583
(Increase) decrease in receivables from agents	(70)	237	438	859
Provision for uncollectible agent receivables	37	302	150	627
(Increase) decrease in other assets	(348)	139	87	696
Decrease in policy liabilities and accruals	(1,599)	(2,394)	(2,220)	(6,809)
Increase in accounts payable and other liabilities	4,197	541	3,200	1,977
Interest expense on redeemable convertible
preferred stock	-	914	-	914
Interest expense on note payable to related party	245	610	712	1,775
Other, net	424	260	1,306	951

Net Cash (Used for) Provided by Operating Activities	(414)	213	1,762	1,160

Cash Flows From Investing Activities:
Purchases of fixed maturity investments	(3,522)	(3,855)	(17,783)	(63,381)
Sales of fixed maturity investments	476	8,153	4,717	59,749
Maturities and calls of fixed maturity investments	3,138	793	8,930	5,410
Cost of equity securities purchased	-	-	-	(55)
Sale of equity securities	-	67	-	80
Net decrease (increase) in short-term and other investments	288	(4,474)	1,648	1,341
Property and equipment purchased	(20)	(43)	(57)	(710)

Net Cash Provided by (Used for) Investing Activities	360	641	(2,545)	2,434

Cash Flows from Financing Activities:
Retire Series B redeemable convertible preferred
stock upon conversion to common stock	-	-	(37,504)	-
Issue common stock upon conversion of Series B
redeemable convertible preferred stock	-	-	37,446	-
Repayment of notes payable	-	-	(250)	(3,260)

Net Cash Used for Financing Activities	-	-	(308)	(3,260)

(Decrease) Increase in Cash During Period	(54)	854	(1,091)	334
Cash at Beginning of Period	1,207	1,358	2,244	1,878

Cash at End of Period	$1,153	$2,212	$1,153	$2,212

See the Notes to the Condensed Consolidated Financial Statements.

ASCENT ASSURANCE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2004
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

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), also wholly-owned subsidiaries. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services, (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of the benefits of unaffiliated membership benefit programs.

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

Agent Receivables.    In the ordinary course of business, a subsidiary of Ascent advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $3.9 million and $4.5 million at September 30, 2004 and December 31, 2003, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of September 30, 2004 and December 31, 2003, the Company’s allowances for uncollectible commission advances were $3.6 million and $3.4 million, respectively.

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

Claim Reserves.     Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business; and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Notes Payable.     Notes payable are stated at cost, which approximates market.

Federal Income Taxes.     The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The Company carries a 100% valuation allowance, and therefore no income tax expense or benefit was recognized for the third quarters of 2004 and 2003 and for the nine months ended September 30, 2004 and 2003. Net deferred tax assets of $18.0 million and $18.4 million at September 30, 2004 and December 31, 2003, respectively, were fully reserved.

Recognition of Revenue.     Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collection is reasonably assured.

Earnings Per Share.     Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the nine months ended September 30, 2004, 43,995,026 of common shares attributable to the conversion of Ascent’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic and diluted earnings per share as of March 15, 2004. To include the common shares attributable to the conversion of Ascent’s preferred stock in the computation of diluted earnings per share from the beginning of 2004 would have been anti-dilutive. For the nine months ended September 30, 2004, stock options of 5,680,919 were anti-dilutive and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the nine months ended September 30, 2003, stock options of 926,650 and the conversion of the preferred stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

	(amounts in thousands, except per share amounts)
(Loss) income from continuing operations	$(2,269)	$(723)	$(764)	$280
Loss from discontinued operations	(1,458)	(305)	(1,843)	(757)

Net loss	(3,727)	(1,028)	(2,607)	(477)
Preferred stock dividends	-	-	(430)	(1,759)

Loss applicable to common stockholders	$(3,727)	$(1,028)	$(3,037)	$(2,236)

Weighted average shares outstanding:
Basic	50,561	6,532	38,659	6,530
Diluted	50,561	6,532	38,659	6,530

Basic and diluted loss per share from continuing operations	(.04)	$(.11)	$(.03)	$(.23)

Basic and diluted loss per share from discontinued operations	$(.03)	$(.05)	$(.05)	$(.12)

Basic and diluted loss per common share	$(.07)	$(.16)	$(.08)	$(.34)

NOTE 3 – RELATED PARTY FINANCING

Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by the issuance of additional notes. During the nine months ended September 30, 2004, Ascent issued $712,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at September 30, 2004 to approximately $16.0 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some, or all, of which is pledged as collateral for bank financing described in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At September 30, 2004, there were no events of default.

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

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards were approximately $130 and $4,500 for the three months ended September 30, 2004 and 2003, respectively, and $1,330 and $7,200 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

The following table illustrates the effect on the loss to common stockholders and loss per share if Ascent had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Loss applicable to common stockholders	$(3,727)	$(1,028)	$(3,037)	(2,236)
Total stock-based employee compensation
expense determined under fair value
based method for all awards,
net of related tax effects	(6)	(71)	(33)	(196)

Pro forma loss	$(3,733)	$(1,099)	$(3,070)	(2,432)

Loss per share:
Basic - as reported	$(.07)	$(.16)	$(.08)	$(.34)

Basic - pro forma	$(.07)	$(.17)	$(.08)	$(.37)

Diluted - as reported	$(.07)	$(.16)	$(.08)	$(.34)

Diluted - pro forma	$(.07)	$(.17)	$(.08)	$(.37)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on the loss to common stockholders of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 6 – DISCONTINUED OPERATIONS

During the third quarter of 2004, Ascent’s management committed to a plan to sell its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”), and exit the printing business. Ascent’s Board of Directors has approved such action. On October 29, 2004, Ascent entered into a definitive sales agreement to sell the capital stock of WPS to an unrelated third party. In accordance with Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s printing subsidiary is “held for sale” and is reported as discontinued operations as of September 30, 2004 in the accompanying consolidated condensed financial statements. The Company’s estimated loss from discontinued operations of approximately ($1.5) million and ($1.8) million for the three and nine months ended September 30, 2004, respectively, was comprised of an estimated ($1.2) million loss on the sale and a ($252,000) and ($637,000) operating loss from WPS for the three months and nine months ended September 30, 2004, respectively. Included in the estimated loss is a ($539,000) loss for a contingency related to a long-term lease on which Ascent remains a lessee. The operating losses of WPS for prior periods presented have been reflected in discontinued operations for comparative purposes. The assets of $842,000 and liabilities of $305,000 included in the accompanying balance sheet at September 30, 2004 that are to be transferred to the purchaser in connection with the sale consists primarily of trade receivables, inventory, equipment and trade payables.

NOTE 7 – SPECIAL EXECUTIVE COMPENSATION AND SEVERANCE

Effective September 1, 2004, Benjamin Cutler, former Chairman of Assurance Health (previously Fortis Health), was appointed Chairman and Chief Executive Officer of Ascent. In connection with Mr. Cutler’s employment agreement, Ascent recorded a $2 million liability for deferred compensation and $308,000 in employment expenses for the third quarter of 2004. Under the employment agreement, Mr. Cutler also is to receive options to purchase 5,025,619 shares of Ascent’s common stock and receive a liquidity performance bonus. The exercise price of the options equals the fair market value of Ascent’s common shares as determined by Ascent’s Board of Directors in good faith based on generally accepted industry valuation methodologies on the Early Exercise Date as defined in Mr. Cutler’s employment agreement.

In addition, the Company paid severance expense of approximately $727,000 to its former Chairman.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company’s Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration, which, if enacted, could have significant impact on the Company’s results of operations.

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

The following discussion provides management’s assessment of financial condition at September 30, 2004 as compared to December 31, 2003 and results of operations for the three and nine months ended September 30, 2004 as compared to the comparable 2003 period for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2003 Report on Form 10-K and should be read in conjunction therewith.

Business Overview.     The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries” and marketed by NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), also wholly-owned subsidiaries. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) printing services, (iii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iv) commissions on the sale of benefits of unaffiliated membership benefit programs.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and ACB and underwritten by NFL and FLICA are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by NFL and FLICA are comprehensive major medical products, hospital/surgical medical expense products and supplemental specified disease products:

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

OPERATING RESULTS

Consolidated results of operations for Ascent are reported for the three and nine months ended September 30, 2004 and 2003. (In thousands except insurance operating ratios.)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Premiums	$23,090	$25,561	$69,921	$77,310
Other insurance revenues	448	558	1,415	1,805
Net investment income	1,362	1,563	4,093	4,798

Total insurance revenues	24,900	27,682	75,429	83,913
Benefits and claims	14,842	17,447	46,013	52,620
Commissions	2,507	2,859	7,702	9,127
Change in deferred policy acquisition costs	429	561	740	583
General and administrative expense	5,454	5,416	15,855	16,938
Special executive compensation and severance	3,035	-	3,035	-
Taxes, licenses and fees	843	921	2,729	2,775
Interest expense on bank facilities	15	16	47	70
Interest expense on note payable to related party	245	608	718	1,774
Interest expense on redeemable preferred stock	-	914	-	914

Total insurance operating expenses	27,370	28,742	76,839	84,801

Insurance operating results	(2,470)	(1,060)	(1,410)	(888)

Fee and service income	882	1,838	2,790	5,795
Fee and service expenses	666	1,554	2,124	4,957

Fee and service results	216	284	666	838

Net realized (loss) gain on investments	(15)	53	(20)	330

(Loss) income from continuing operations
before income taxes	(2,269)	(723)	(764)	280
Federal income taxes	-	-	-	-

(Loss) income from continuing operations	(2,269)	(723)	(764)	280

Loss from discontinued operations,including
loss on disposal in 2004 of ($1,206)	(1,458)	(305)	(1,843)	(757)
Federal income taxes	-	-	-	-

Loss from discontinued operations	(1,458)	(305)	(1,843)	(757)

Net loss	(3,727)	(1,028)	(2,607)	(477)
Preferred stock dividends	-	-	430	1,759

Loss applicable to common stockholders	$(3,727)	$(1,028)	$(3,037)	$(2,236)

Insurance operating ratios*
Benefits and claims	64.3%	68.3%	65.8%	68.1%
Commissions	10.9%	11.2%	11.0%	11.8%
Change in deferred policy acquisition costs	1.9%	2.2%	1.1%	0.8%
General and administrative expenses	23.2%	20.7%	22.2%	21.4%
Taxes, licenses and fees	3.7%	3.6%	3.9%	3.6%

*	Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenues

Overview.     For the third quarter of 2004, net loss was ($3.7) million compared to a net loss of ($1.0) million for the corresponding period in 2003. The ($2.7) million increase in the net loss was principally due to non-recurring charges of ($3.0) million for executive compensation and severance and a ($1.2) million increase in loss from discontinued operations offset by a $1.3 million decrease in interest expenses on notes payable to and redeemable preferred stock held by related parties. For the nine months ended September 30, 2004, the net loss was ($2.6) million compared to a net loss of ($477,000) for the corresponding period in 2003. The ($2.1) million increase in the net loss was principally due to non-recurring charges of ($3.0) million for executive compensation and severance and a ($1.1) million increase in loss from discontinued operations offset by a $2.0 million decrease in interest expenses on notes payable to and redeemable preferred stock held by related parties.

Effective September 1, 2004, Benjamin M. Cutler was appointed Chairman and Chief Executive Officer of the Company. In connection with Mr. Cutler’s employment agreement, the Company recorded a $2.0 million liability for deferred compensation and $308,000 in employment expenses. In addition, the Company paid severance expense of approximately $727,000 to its former Chairman.

In August 2004, the Company decided to exit the printing business and subsequently entered into definitive agreement to sell its printing subsidiary effective October 29, 2004. The loss from discontinued operations of ($1.5) million for the third quarter of 2004 is comprised of a ($1.2) million loss on sale of the printing subsidiary and a ($252,000) operating loss compared to a ($305,000) operating loss for the third quarter of 2003. The loss from discontinued operations of ($1.8) million for the nine months ended September 30, 2004 is comprised of a ($1.2) million loss on sale of the printing subsidiary and a ($637,000) operating loss compared to a ($757,000) operating loss for the nine months ended September 30, 2003.

Interest expense on the note payable to related party decreased due to the restructuring of the note payable on December 31, 2003 that reduced the interest rate from 12% to 6% per annum. The Company’s preferred stock was converted to common stock on March 15, 2004.

The Company reported no income tax expense or benefit for the third quarters of 2004 and 2003 and for the nine months ended September 30, 2004 and 2003 as the Company maintains a 100% valuation allowance for its net deferred tax asset (See Note 2 to the Condensed Consolidated Financial Statements at Item 1.)

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

Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Major medical:
First-year	$3,887	$4,204	$11,611	$14,239
Renewal	10,811	11,839	32,634	34,869

Subtotal	14,698	16,043	44,245	49,108
Supplemental specified disease:
First-year	67	21	206	82
Renewal	4,908	5,170	14,925	15,768

Subtotal	4,975	5,191	15,131	15,850
Medicare supplement:
Renewal	2,942	3,887	9,234	10,999

Subtotal	2,942	3,887	9,234	10,999
Other	475	440	1,311	1,353

Consolidated Premium Revenue	$23,090	$25,561	$69,921	$77,310

Total premiums decreased ($2.5) million, or (9.7%), for the third quarter of 2004 as compared to the third quarter of 2003. Total premiums decreased ($7.4) million, or (9.6%), for the nine months ended September 30, 2004 as compared to the 2003 corresponding period. Major medical premiums declined due to lower new business sales resulting from delays in new product deliveries to NCM in 2003 and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies.

Benefits and Claims.     Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The decrease in the benefits and claims ratio from 68.3% for the third quarter of 2003 to 64.3% for the third quarter of 2004 and from 68.1% for year to date September 30, 2003 to 65.8% for year to date September 30, 2004 is principally attributable to improved large claim experience for 2004.

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

Commissions.     The commissions to premiums ratio decreased by .3 and .8 percentage points in third quarter 2004 and year to date September 30, 2004, respectively, as compared to the corresponding prior year periods as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

FINANCIAL CONDITION

Investments.     The following table summarizes the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	September 30, 2004		December 31, 2003
Fixed Maturity Securities	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
U.S. Government and governmental agencies
and authorities (except mortgage backed)	$10,644	10.6	$10,887	11.2
Finance companies	21,325	21.2	19,209	19.8
Public utilities	11,358	11.3	8,645	8.9
Mortgage-backed securities	18,875	18.7	23,567	24.3
States, municipalities and political subdivisions	2,318	2.3	2,297	2.4
All other corporate bonds	36,149	35.9	32,363	33.4

Total fixed maturity securities	$100,669	100.0	$96,968	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments and certificates of deposit.

	September 30, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Rating	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
Ratings
Investment grade:
U.S. Government and agencies	$17,668	17.5	$20,147	20.8
AAA	14,079	14.0	16,514	17.0
AA	4,089	4.1	1,648	1.7
A	33,734	33.5	33,082	34.1
BBB	29,272	29.1	23,438	24.2
Non-Investment grade:
BB	1,293	1.3	1,640	1.7
B and below	534	0.5	499	0.5

Total fixed maturity securities	$100,669	100.0	$96,968	100.0

The Company monitors the financial condition and operations of securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management’s assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability or intent to hold the investments. If fair value is less than the carrying value and the decline is determined to be other than temporary, an appropriate write-down is recorded. The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at September 30, 2004 and December 31, 2003 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	September 30, 2004		December 31, 2003
Composition of Fixed Maturity Securities by Maturity	Market Value	%	Market Value	%

	(in 000's)		(in 000's)
Scheduled Maturity
Due in one year or less	$1,428	1.4	$3,868	4.0
Due after one year through five years	28,528	28.3	23,688	24.4
Due after five years through ten years	35,180	35.0	28,844	29.8
Due after ten years	16,658	16.5	17,001	17.5
Mortgage-backed and asset-backed
securities	18,875	18.8	23,567	24.3

Total fixed maturity securities	$100,669	100.0	$96,968	100.0

Claim Reserves.     Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $25.3 million at September 30, 2004 as compared to $26.2 million at December 31, 2003. The process of estimating claim reserves involves the active participation of experienced actuarial consultants with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves.    Future policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred but which are estimated to be incurred in the future. Future policy benefit reserves totaled $53.6 million at September 30, 2004 as compared to $54.9 million at December 31, 2003. Future policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums. These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. Except for purposes of reporting to insurance regulatory authorities and for tax filing, policy benefit reserves are determined in accordance with GAAP.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash (used for) provided by operations totaled ($414,000) and $1.8 million for the three and nine months ended September 30, 2004, and totaled $213,000 and $1.2 million for the three and nine months ended September 30, 2003.

Ascent is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. Ascent’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred prior to 2003. Ascent’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. Ascent funded capital contributions to the Insurance Subsidiaries totaling approximately $0.7 million during the nine months ended September 30, 2003 and made no contributions during the nine months ended September 30, 2004. As of September 30, 2004, Ascent had approximately $3.0 million in unrestricted cash and invested assets.

Related Party Financing.    Ascent received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (Ascent’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided Ascent with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, Ascent may elect to pay interest in kind by issuance of additional notes. During the nine months ended September 30, 2004, Ascent issued $712,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at September 30, 2004 to approximately $16.0 million. Ascent’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of Ascent and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). Ascent’s subsidiaries (other than those listed above) have also guaranteed Ascent’s obligations under the CSFBM Credit Agreement. At September 30, 2004, there were no events of default.

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

Bank Financing.     The majority of commission advances to NCM’s and ACB’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly-owned subsidiary of Ascent. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM, ACB and other affiliates. As of September 30, 2004 and December 31, 2003, $250,000 and $500,000, respectively, were outstanding under the Credit Agreement. The Credit Agreement matures on January 15, 2005, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at September 30, 2004 are net agent receivables of $3.9 million. In addition, NCM, ACB and Ascent have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of September 30, 2004, there were no events of default under the Credit or Guaranty Agreements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of Ascent’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of September 30, 2004, the end of the period covered by this report. Based on such evaluation, Ascent’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Ascent in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting.    There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to materially affect, these controls during the period covered by this quarterly report.

PART II

ITEM 6 — EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent’s, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	First Amendment to Guaranty Agreement dated as of March 24, 1999 between Westbridge Capital Corp. in favor of LaSalle National Bank (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.2	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.3	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.4	Installment Note Agreement dated July 20, 1999 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.5	Second Amendment to Credit Agreement dated August 12, 1999 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.6	Second Amendment to Guaranty Agreement dated July 20, 1999 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.6 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

10.7	Third Amendment to Guaranty Agreement dated April 17, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.7 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	Fourth Amendment to Guaranty Agreement dated August 10, 2000 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.10 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.9	First Amendment to Pledge Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.22 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.10	Fifth Amendment to Guaranty Agreement, dated as of November 30, 2000, by and among Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.11	Third Amendment to Credit Agreement, dated as of November 30, 2000, by and among Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.24 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.12	First Amendment to Security Agreement, dated as of November 30, 2000, by and among Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.25 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.13	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.14	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.15	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent’s Form 8-K filed April 25, 2001).

10.16	Sixth Amendment to Guaranty Agreement and Waiver dated April 17, 2001 between Ascent Assurance, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.4 to Ascent’s Form 8-K filed April 25, 2001).

10.17	Fourth Amendment to Credit Agreement dated April 17, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.5 to Ascent’s Form 8-K filed April 25, 2001).

10.18	Fifth Amendment to Credit Agreement dated November 27, 2001 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.31 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.19	Sixth Amendment to Credit Agreement dated May 15, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.23 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.20	Seventh Amendment to Credit Agreement dated November 20, 2002 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.23	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.24	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.25	Seventh Amendment to Guaranty Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.40 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.26	Eighth Amendment to Credit Agreement dated January 27, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.41 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.27	Second Amendment to Security Agreement dated January 27, 2003 between Ascent Management, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.42 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.28	First Amendment to Pledge Agreement dated January 27, 2003 between Ascent and LaSalle Bank National Association (incorporated by reference to Exhibit 10.43 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.29	Termination Agreement dated January 31, 2003 executed by LaSalle Bank National Association acknowledging payment in full of Ascent Management, Inc. note payable (incorporated by reference to Exhibit 10.44 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.30	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.31	Ninth Amendment to Credit Agreement dated July 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (incorporated by reference to Exhibit 10.35 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.32	Termination Agreement Dated November 25, 2003 between Ascent Funding, Inc. and LaSalle Bank National Association (Incorporated by reference to Exhibit 10.43 to Ascent’s 10-K for the year ended December 31, 2003).

10.33	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent’s 8-K filed on January 6, 2004).

10.34	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent’s 8-K filed on January 6, 2004).

10.35	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.36	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent’s 8-K filed on January 6, 2004)

10.37	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.38	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (Incorporated by reference to Exhibit 10.49 to Ascent’s 10-K for the year ended December 31, 2003).

10.39	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (Incorporated by reference to Exhibit 10.39 to Ascent’s 10Q for the quarter ended March 31, 2004.)

10.40	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill. (Incorporated by reference to Exhibit 10.40 to Ascent’s 10Q for the quarter ended March 31, 2004.)

10.41*	First Amendment To Credit Agreement And Security Agreement dated as of July 6, 2004 between Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare®Marketing, Inc., AmeriCare Benefits, Inc. and Frost National Bank including exhibits to such agreement, Guaranty Agreement between AmeriCare Benefits, Inc. and Frost National Bank; First Restated Guaranty Agreement between NationalCare®Marketing, Inc. and Frost National Bank dated July 6, 2004; First Amendment to Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated as of July 6, 2004.

10.42*	Employment Agreement dated as of September 1, 2004 by and between Ascent Assurance, Inc. and Mr. Benjamin M. Cutler.

10.43*	Third Amendment to Credit Agreement dated September 1, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC.

10.44*	First Amendment to Pledge Agreement dated October 28, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC.

10.45*	Second Amendment and Consent to Guaranty and Security Agreement dated October 28, 2004 between Foundation Financial Services, Inc., NationalCare®Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management LLC.

10.46*	Sale and Purchase Agreement dated October 29, 2004 between Ascent Assurance, Inc. and Printers Alliance, Inc.

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated August 3, 2004 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the second quarter of 2004.

The registrant filed a Report on Form 8-K dated September 1, 2004 reporting a material definitive agreement under Item 1.01; reporting the departure of directors or principal officers, election of directors, appointment of principal officers under item 5.02; and attaching a copy of the Company’s press release related to the aforementioned items under Item 9.01.

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
November 5, 2004