Form 10-K
period 2004-12-31
ASCENT ASSURANCE INC
filed 2005-03-09
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to____
Commission File Number 1-8538
USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
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

 Yes                                  No            X

The aggregate market value of voting stock held by non-affiliates of the Registrant amounted to $1,698,250 as of March 4, 2005. As of March 4, 2005, 50,606,876 shares of Common Stock were outstanding.

USHEALTH GROUP, INC

2004 FORM 10-K ANNUAL REPORT

PART I

ITEM 1 — BUSINESS

GENERAL

USHEALTH Group, Inc. (“USHEALTH” or “the Company”), formerly Ascent Assurance, Inc., is the successor to a Delaware company originally incorporated in 1982 as an insurance holding company. USHEALTH, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The Company’s revenues result primarily from premiums and fees from the insurance products sold or reinsured by its wholly-owned life and health insurance subsidiaries, National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”) and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”. The Insurance Subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2004: Florida — 17%, Texas — 13%, Colorado — 9%, Oklahoma — 6% and South Carolina – 6%.

The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iii) commissions on the sale of the benefits of unaffiliated membership benefit programs.

MARKETING DISTRIBUTION SYSTEM

NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), wholly-owned subsidiaries, are the principal distribution channels for the products of NFL and FLICA. NCM and ACB maintain agency forces that are organized by geographic region. All members of the NCM and ACB agency forces are independent contractors and all compensation received is based upon sales production and the persistency of such production. NCM and ACB agents market the insurance products of NFL and FLICA on a one-to-one basis to individuals who are either, not covered under group insurance protection normally available to employees of business organizations or, who wish to change or supplement existing coverage.

Sales leads for NCM and ACB agents are generated principally by the Company’s tele-marketing subsidiary, Precision Dialing Services (“PDS”). By utilizing a predictive automated dialing system, PDS is able to generate quality sales leads that maintain the efficiency of the NCM and ACB agency forces. By providing these sales leads, NCM and ACB believe that their ability to attract experienced agents as well as new agents is enhanced.

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

In addition to product and service competition, there is also very strong competition within the accident and health insurance market for qualified, effective agents. The recruitment and retention of such agents is important to the success and growth of the Company’s business. Management believes that NCM and ACB are competitive with respect to the recruitment, training and retention of such agents. However, there can be no assurance that NCM and ACB will be able to continue to recruit or retain qualified, effective agents.

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

NAIC Accounting Principles.     In 1998, the NAIC adopted the Codification of Statutory Accounting Principles which became the NAIC’s primary guidance on statutory accounting. The Texas Department of Insurance adopted the Codification effective January 1, 2001. Statutory accounting practices (“SAP”) differ in some respects from accounting principles generally accepted in the United States (“GAAP”). The significant differences are:

o	Policy acquisition costs, which consist of commissions and other costs incurred in connection with acquiring new business, are charged to current operations as incurred for SAP, whereas, under GAAP these costs are deferred and amortized over the policy term in order to provide an appropriate matching of revenue and expense.

o	Future policy benefit reserves are based on statutory mortality, morbidity and interest requirements for SAP, while GAAP reserves are based on Company or industry experience.

o	Similar to GAAP, deferred income taxes are provided on temporary differences between the statutory and tax bases of assets and liabilities for SAP; however, statutory deferred tax assets are limited based upon admission tests. Under SAP, the change in deferred taxes is recorded directly to surplus as opposed to GAAP where the change is recorded to current operations.

o	Investments in debt securities are carried at amortized cost for SAP. Under GAAP, investments in debt securities are classified, as held-to-maturity, available-for-sale, or trading securities, and the accounting treatment is different for each category. Life and health insurance companies are required to record an Interest Maintenance Reserve (“IMR”) to defer gains and losses resulting from the sale of debt securities prior to maturity. For SAP the IMR is amortized into income over the original maturity of the investment. Under GAAP, realized gains and losses are recorded in the income statement during the period in which the investment is sold.

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

NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2004 filed with the Texas Department of Insurance reflected total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2004, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Regulatory Action Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Premium-Writing Ratios.     Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus with regards to policyholders (“the premium-writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium-writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or, establish by order, maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. Only FLICA writes comprehensive major medical and hospital/surgical medical expense new business in Florida. At December 31, 2004, the premium-writing ratio for FLICA complied with the limit mandated by Florida law.

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

The Insurance Subsidiaries are precluded from paying dividends during 2005 without prior approval of the Texas Insurance Commissioner, as the companies’ earned surplus is negative. Due to statutory losses incurred by the Insurance Subsidiaries in prior years, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

Guaranty Associations.     The Insurance Subsidiaries may be required, under the solvency or guaranty laws of most states in which they do business, to pay assessments (up to prescribed limits) to fund policyholder losses or liabilities of insurance companies that become insolvent. Non-affiliated insurance company insolvencies increase the possibility that such assessments may be required. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer’s financial strength and, in certain instances, may be offset against future premium taxes. The incurrence and amount of such assessments may increase in the future without notice. The Insurance Subsidiaries pay the amount of such assessments as they are incurred. Assessments that cannot be offset against future premium taxes are charged to expense. Assessments that qualify for offset against future premium taxes are capitalized and are offset against such future premium taxes. As a result of such assessments, the Insurance Subsidiaries paid approximately $26,000 during the year ended December 31, 2004.

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

EMPLOYEES

At December 31, 2004, the Company employed 213 persons. The Company has not experienced any work stoppages, strikes or business interruptions as a result of labor disputes involving its employees, and the Company considers its relations with its employees to be good.

ITEM 2 — PROPERTIES

The Company’s principal offices are located at 801 Cherry Street, Unit 33, 3100 Burnett Plaza, Fort Worth, Texas. The lease for this facility expires February 28, 2011. The Company’s warehouse and storage facilities are located at 7333 Jack Newell Boulevard North, Fort Worth, Texas, under a lease agreement which expires in October, 2005. Precision Dialing Services (“PDS”), the Company’s wholly-owned telemarketing subsidiary, maintains its facility at 1100 East Campbell Road, Richardson, Texas, under a lease agreement which expires in March, 2009. The Company believes that its leased facilities will meet its existing needs and that the leases can be renewed or replaced on reasonable terms if necessary.

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

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Price Range of Publicly Traded Securities.     The Company’s Common Stock is quoted on the over-the-counter bulletin board (“OTC Bulletin Board”). There were 50,606,876 shares of Common Stock outstanding as of March 2, 2005. Warrants that were exercisable at an initial exercise price of $9.04 per share of common stock expired on March 24, 2004. The high and low prices listed for the Common Stock and Warrants reflect the OTC Bulletin Board closing bid prices of the Company’s securities. The closing bid price on December 31, 2004 was $0.40. There were approximately 311 shareholders of record on December 31, 2004, representing approximately 1,430 beneficial owners.

OTC Bulletin Board
	Common Stock		Warrant
	High	Low	High	Low
2004
Fourth Quarter	$0.80	$0.35	$-	$-
Third Quarter	0.80	0.35	-	-
Second Quarter	0.55	0.31	-	-
First Quarter	0.36	0.14	0.005	0.000

2003
Fourth Quarter	$0.35	$0.15	$0.050	$0.001
Third Quarter	0.60	0.35	0.005	0.001
Second Quarter	0.52	0.35	0.006	0.005
First Quarter	0.72	0.30	0.005	0.005

Dividend Policy

The Company does not anticipate declaring or paying cash dividends on its Common Stock in the foreseeable future. For information concerning statutory limitations on the payment of dividends to the Company by the Insurance Subsidiaries and further discussion of the Company’s results of operations and liquidity, see ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, ITEM 1 — “Business – State Regulation”, and NOTE 11 — “Statutory Capital And Surplus” to the Company’s Consolidated Financial Statements at Item 8.

Reservation of Common Stock

Up to 1,139,835 shares of the fully diluted number of shares of common stock have been reserved for issuance to employees, directors and former directors, and up to 387,119 shares of the fully diluted number of shares of common stock have been reserved for issuance to the Company’s marketing agents under the Company’s 1999 Stock Option Plan, which was approved by the Company’s shareholders. For information concerning the Company’s equity compensation plans, see Note 13 – “Employee Benefit Plans” to the Company’s Consolidated Financial Statements at Item 8 and Item 12 – “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”.

ITEM 6 — SELECTED CONSOLIDATED FINANCIAL DATA

The information set forth below was derived from the Consolidated Financial Statements of the Company. The information set forth below should be read in conjunction with ITEM 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of the Company and related notes.

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(in thousands, except per share data)
Statement of Operations Data:
Premiums	$92,239	$101,574	$111,048	$125,206	$119,908
Total revenues	103,253	117,375	127,919	152,021	147,381
(Loss) income from continuing operations before income taxes	(125)	(282)	494	(1,242)	(13,113)
(Loss) income from continuing operations (1)	(156)	(282)	494	(1,242)	(19,116)
(Loss) income from discontinued operations(2)	(2,127)	(1,066)	(1,425)	(877)	174
Preferred stock dividends	430	1,759	3,263	2,932	2,576
Loss applicable to common shareholders	(2,713)	(3,107)	(4,194)	(5,051)	(21,518)

Loss Per Share(1):
Basic and diluted loss from Continuing operations per share	$(0.02)	$(0.31)	$(0.43)	$(0.64)	$(3.34)
Basic and diluted loss per share	$(0.07)	$(0.48)	$(0.64)	$(0.78)	$(3.31)

Weighted Average Shares Outstanding:
Basic and diluted	41,662	6,531	6,505	6,500	6,500

	December 31,

	2004	2003	2002	2001	2000

	(in thousands)
Balance Sheet Data:
Cash and invested assets	$105,861	$105,239	$112,174	$116,238	$112,235
Total Assets	140,108	143,929	155,440	162,593	160,478
Policy liabilities	78,112	81,068	91,559	98,773	104,084
Notes payable (3)	16,478	15,770	18,189	18,603	8,947
Total liabilities	105,368	106,598	119,283	129,136	128,698
Redeemable convertible Preferred stock (4)	-	-	33,896	30,635	27,705
Stockholders' equity(4)	34,740	37,331	2,261	2,822	4,075

(1)

Net loss for the year ended December 31, 2000 includes a non-cash charge of $10.4 million related to an increase in the deferred tax asset valuation allowance. See “Critical Accounting Policies – Deferred Tax Asset” at Item 7.

(2)	In October 2004, the Company sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”). The operating results of WPS are presented as (loss) income from discontinued operations.

(3)	In April 2001, the Company borrowed an additional $11 million. See “Liquidity, Capital Resources, and Statutory Capital and Surplus” at Item 7.

(4)

On December 31, 2003, 36,567 shares plus accrued dividends equal to 937 shares of 10.25% Series A Convertible Preferred Stock were exchanged for 37,504 shares of 5.5% Series B Convertible Preferred Stock. Stockholders’ equity at December 31, 2003 includes $37.5 million of 5.5% Series B Convertible Preferred Stock.

ITEM 7 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Business Overview.     USHEALTH Group, Inc. (“USHEALTH” or the “Company”), formerly Ascent Assurance, Inc., is the successor to a Delaware company incorporated in 1982 as an insurance holding company. USHEALTH, through its applicable subsidiaries, is principally engaged in the development, marketing, underwriting, and administration of medical expense and supplemental health insurance products. The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), also wholly-owned subsidiaries. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) tele-marketing services, (ii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iii) commissions on the sale of the benefits of unaffiliated membership benefit programs. See Item 1 – “Business” for a discussion of the Company’s marketing distribution system, health insurance products, and market competition.

The following discussion provides management’s assessment of operating results and material changes in financial position and liquidity for the Company. This discussion is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. Certain reclassifications of prior years’ amounts have been made to conform with the 2004 presentation.

Forward-Looking Statements.     Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in Item 1 – “Business” and Item 7 – “Management’s Discussion and Analysis of Results of Operation and Financial Condition”, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of the Company and members of its senior management team. While USHEALTH’s management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	USHEALTH’s ability to make additional investment in its Insurance Subsidiaries in the form of capital contributions, if needed, in order for such subsidiary to comply with regulatory capital or debt covenant requirements;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

Subsequent written or oral statements attributable to USHEALTH or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company’s reports previously filed with the Securities and Exchange Commission (“SEC”). Copies of these filings may be obtained by each stockholder, without charge, by contacting USHEALTH. Requests should be directed to Patrick H. O’Neill, Executive Vice President and General Counsel, USHEALTH Group, Inc., 3100 Burnett Plaza, 801 Cherry Street, Unit 33, Fort Worth, Texas 76102. Such report will be furnished without Exhibits. Copies of the Exhibits will be furnished to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing the same.

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

Revenue Recognition.     Premium revenues from insurance contracts are recognized when due from policyholders. Policies for which premium has not been received within the applicable grace period from the due date are canceled. Fee and service income is recognized when earned, the services have been provided and collectibility is reasonably assured.

Investments.     Investment income is an important source of revenue, and the Company’s return on invested assets has a material effect on net income. The Company’s investment policy is subject to the requirements of insurance regulatory authorities. In addition, certain assets are held on deposit in specified states and invested in specified securities in order to comply with state law. Although the Company closely monitors its investment portfolio, available yields on newly invested funds and gains or losses on existing investments depend primarily on general market conditions. The Company’s investment portfolio is managed by Frost National Bank.

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

The following table provides information on the Company’s fixed maturity investments, in thousands, as of December 31:

	2004		2003

	Market Value	%	Market Value	%

Fixed Maturities (at market value):
U.S. Government and related agencies	$10,912	10.9	$10,887	11.2
State, county and municipal	2,309	2.3	2,297	2.4
Finance companies	23,083	23.1	19,209	19.8
Public utilities	10,123	10.2	8,645	8.9
Mortgage-backed securities	20,420	20.5	23,567	24.3
All other corporate bonds	32,882	33.0	32,363	33.4

Total Fixed Maturities	$99,729	100.0	$96,968	100.0

Mortgage-backed securities comprised 20.5% of the Company’s fixed maturity portfolio at December 31, 2004 as compared to 24.3% at December 31, 2003. Mortgage-backed securities are subject to risks associated with variable pre-payments. This may result in these securities having a different actual cash flow and maturity than expected at the time of purchase. Securities that have an amortized cost greater than par and are backed by mortgages that prepay faster than expected will incur a reduction in yield or a loss. Those securities with an amortized cost lower than par that prepay faster than expected will generate an increase in yield or a gain. In addition, the Company may incur reinvestment risks if market yields are lower than the book yields earned on the securities. Prepayments occurring slower than expected have the opposite impact. The Company may incur disinvestment risks if market yields are higher than the book yields earned on the securities and the Company is forced to sell the securities. The degree to which a security is susceptible to either gains or losses is influenced by 1) the difference between its amortized cost and par, 2) the relative sensitivity of the underlying mortgages backing the assets to prepayment in a changing interest rate environment and 3) the repayment priority of the securities in the overall securitization structure. There are negligible default risks in the mortgage-backed securities portfolio as a whole as the vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

The following table summarizes consolidated investment results (excluding unrealized gains or losses) for the indicated year (in thousands, except percentages):

	2004	2003	2002

Net investment income(1)	$5,047	$5,135	$6,238
Net realized gain (loss) on investments	141	238	(88)
Average gross annual yield on fixed maturities	5.2%	5.3%	6.6%

(1)	Excludes interest on receivables from agents of $0.4 million, $1.0 million, and $1.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company’s portfolio has an average effective duration of five years, which reflects the medium-term nature of its liabilities. As a result, a significant portion of the portfolio matures and is reinvested each year.

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments at December 31:

	2004		2003

	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
Ratings(1)
Investment grade:
U.S. Government and agencies	$19,892	19.9	$20,147	20.8
AAA	12,384	12.4	16,514	17.0
AA	4,069	4.1	1,648	1.7
A	32,545	32.6	33,082	34.1
BBB	28,505	28.6	23,438	24.2
Non-Investment grade:
BB	1,785	1.8	1,640	1.7
B and below	549	0.6	499	0.5

Total fixed maturity securities	$99,729	100.0	$96,968	100.0

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

The NAIC assigns securities quality ratings and uniform prices called “NAIC Designations” based upon the rating agencies’ ratings, which are used by insurers when preparing their annual statutory reports. The NAIC assigns designations to publicly-traded as well as privately-placed securities. The ratings assigned by the NAIC range from Class 1 (highest quality rating) to Class 6 (lowest quality rating). At December 31, 2004, 66.6%, 31.1% and 2.3% of the market value of the Company’s fixed maturity securities were rated NAIC 1, NAIC 2, and NAIC 3 and below, respectively.

The Company monitors the financial condition and operations of the securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management’s assessments as to the nature of declines in fair values are based upon historical operating trends, business prospects, status of the industry in which the Company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability or intent to hold the investments. If fair value is less than the carrying amount and the decline in value is determined to be other than temporary, an appropriate write-down is recorded.

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments at December 31 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	2004		2003

	Market Value	%	Market Value	%

	(in thousands)		(in thousands)
Scheduled Maturity
Due in one year or less	$2,003	2.0	$3,868	4.0
Due after one year through five years	29,122	29.2	23,688	24.4
Due after five years through ten years	33,540	33.6	28,844	29.8
Due after ten years	14,644	14.7	17,001	17.5
Mortgage-backed securities	20,420	20.5	23,567	24.3

Total fixed maturity securities	$99,729	100.0	$96,968	100.0

Agent Receivables.     In the ordinary course of business, a subsidiary of USHEALTH advances commissions on policies written by its general agencies and their agents. Net agent receivables were $3.5 million and $4.5 million at December 31, 2004 and 2003, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advance. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2004 and 2003, the allowance for uncollectible commission advances was $3.6 million and $3.4 million, respectively.

Deferred Policy Acquisition Costs.     Policy acquisition costs consisting of commissions and other policy issue costs, which vary with and are primarily related to the production of new business, are deferred and amortized over periods not to exceed the estimated premium-paying periods of the related policies. Projected future levels of premium revenue are estimated using assumptions as to interest, mortality, morbidity and withdrawals consistent with those used in calculating liabilities for future policy benefits. Deferred policy acquisition costs totaled $20.7 million and $21.8 million at December 31, 2004 and 2003, respectively.

A premium deficiency exists if the present value of future net cash flows plus future policy benefit and claims reserves at the calculation date is negative or less than net deferred policy acquisition costs. The calculation of future net cash flows includes assumptions as to future rate increases and persistency. The Company routinely evaluates the recoverability of deferred acquisition costs in accordance with GAAP. At December 31, 2004, 2003 and 2002, there were no premium deficiencies requiring recognition.

Deferred Tax Asset.     The Company’s net deferred tax asset before valuation allowance at December 31, 2004 and 2003 was $17.8 million and $18.4 million, respectively. As the Company reported substantial pre-tax losses for the year ended December 31, 2000, principally due to losses from major medical products issued prior to July 2000, applicable GAAP literature required that the Company’s net deferred tax asset be fully reserved as of December 31, 2000. The Company reported pre-tax losses for the years ended December 31, 2004, 2003 and 2002. Accordingly, the Company has reported no income tax benefit for 2004, 2003, and 2002 and the net deferred tax asset remains fully reserved at December 31, 2004. Applicable GAAP literature provides that the deferred tax asset valuation allowance may be eliminated once the Company achieves sustained profitability, as defined, and management concludes that it is more likely than not, that all or some portion of the deferred tax asset will be realized.

At December 31, 2004, the Company had available tax net operating loss carryforwards (“NOLs”) of $62.1 million that expire between 2012 and 2019. The establishment of a valuation allowance for GAAP does not impair the availability of NOLs for utilization in the Company’s federal income tax return.

Claim Reserves.     Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $24.6 million at December 31, 2004 as compared to $26.2 million at December 31, 2003. The process of estimating claim reserves involves the active participation of experienced actuaries with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Management considers many factors when setting reserves including: (1) historical trends; (2) current legal interpretations of coverage and liability; (3) loss payments and pending levels of unpaid claims; and (4) product mix. Based on these considerations, management believes that adequate provision has been made for the Company’s claim reserves. Actual claims paid may deviate, perhaps substantially, from such reserves. For a reconciliation of claim reserves, see Note 8 to the Consolidated Financial Statements at Item 8.

Future Policy Benefit Reserves.     Policy benefit reserves are established by each of the Insurance Subsidiaries for benefit payments that have not been incurred, but are estimated to be incurred, in the future. Policy benefit reserves totaled $53.5 million at December 31, 2004 as compared to $54.9 million at December 31, 2003. Policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums.

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

The Insurance Subsidiaries reinsure risks under each of their respective major medical policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $150,000. Risks under its Medicare Supplement policies are not reinsured. Certain risks under the Insurance Subsidiaries’ Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies written prior to June 30, 2004 and in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates.

At December 31, 2004, approximately $1.0 million of the $2.4 million recoverable from reinsurers is related to paid losses. Of this balance, all was recoverable from reinsurers rated “A” or higher by the A.M. Best Company.

Statutory Accounting Practices.     The Insurance Subsidiaries are required to report their results of operations and financial position to state regulatory agencies based upon statutory accounting practices (“SAP”). See Item 1 – “Business – Regulation” for a description of the principle differences between GAAP and SAP accounting. The immediate charge off of sales and acquisition expenses and the sometimes conservative claim cost and other reserve valuation assumptions under SAP generally cause a lag between the sale of a policy and the emergence of reported earnings. Because this lag can reduce gain from operations on a SAP basis, it can have the effect of reducing the amount of funds available for dividend distributions from the Insurance Subsidiaries (see “Liquidity, Capital Resources and Statutory Capital and Surplus”).

OPERATING RESULTS

Results of operations for USHEALTH are reported below for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Premiums	$92,239	$101,574	$111,048
Other	1,820	2,308	2,670
Net investment income	5,446	6,151	7,722
Net realized gain (loss) on investments	141	238	(88)

Total insurance revenues	99,646	110,271	121,352
Benefits and claims	60,344	68,536	78,299
Commissions	10,169	11,857	13,857
Change in deferred acquisition costs	1,119	727	11
General and administrative expense	21,474	22,497	23,464
Special executive compensation and severance	3,035	-	-
Taxes, licenses and fees	3,456	3,725	3,790
Interest expense on bank facilities	63	80	275
Interest expense on note payable to related party	966	2,450	2,199
Interest expense on redeemable preferred stock	-	1,851	-

Total insurance operating expenses	100,626	111,723	121,895

Insurance operating results	(980)	(1,452)	(543)

Fee and service income (1)	3,607	7,104	6,567
Fee and service expenses (1)	2,752	5,934	5,530

Fee and service results	855	1,170	1,037

(Loss) income from continuing operations before income taxes	(125)	(282)	494
Federal income tax expense	31	-	-

Loss from continuing operations	(156)	(282)	494

Loss from discontinued operations, including loss on disposal
in 2004 of ($1,369) (1)	(2,127)	(1,066)	(1,425)
Federal income tax expense	-	-	-

Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,283)	(1,348)	(931)
Preferred stock dividends	(430)	(1,759)	(3,263)

Loss applicable to common stockholders	$(2,713)	$(3,107)	$(4,194)

Insurance operating ratios*
Benefits and claims	65.4%	67.5%	70.5%
Commissions	11.0%	11.7%	12.5%
Change in deferred acquisition costs	1.2%	0.7%	-
General and administrative expense	22.8%	21.7%	20.6%
Taxes, licenses and fees	3.7%	3.7%	3.4%

(1)	In October 2004, the Company sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”). The operating results of WPS are presented as loss from discontinued operations. Reclassifications of prior years' amounts have been made to conform to the 2004 presentation.

*	Ratios are calculated as a percent of premiums with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenues.

Overview.     The Company reported net losses of ($2.3) million, ($1.3) million, and ($0.9) million for 2004, 2003 and 2002, respectively. The ($1.0) million increase in the net loss from 2003 to 2004 was principally due to non-recurring charges of ($3.0) million for executive compensation and severance and a ($1.1) million increase in loss from discontinued operations offset by a $3.3 million decrease in interest expense on notes payable to and redeemable preferred stock held by related parties.

Effective September 1, 2004, Benjamin M. Cutler was appointed Chairman and Chief Executive Officer of the Company. In connection with Mr. Cutler’s employment agreement, the Company recorded a $2.0 million liability for deferred compensation and $308,000 in employment expenses. In addition, the Company paid severance expense of approximately $727,000 to its former Chairman.

On October 29, 2004, the Company sold its printing subsidiary and exited the printing business. The loss from discontinued operations of ($2.1) million for 2004 is comprised of a ($1.4) million loss on sale of the printing subsidiary and a ($0.7) million operating loss compared to a ($1.1) million operating loss for 2003.

Interest expense on the note payable to related party decreased due to the restructuring of the note payable on December 31, 2003 that reduced the interest rate from 12% to 6% per annum. The Company’s preferred stock was converted to common stock on March 15, 2004.

On March 15, 2004, USHEALTH’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s convertible participating Series B preferred stock into 43,995,026 shares of common stock and eliminated the requirement to pay preferred stock dividends. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004 were credited to capital in excess of par value and had no impact on total stockholders’ equity.

The results of operations for 2003 are not comparable to 2002 due to the third quarter 2003 implementation of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”). Pursuant to SFAS 150, dividends of $1.9 million accrued subsequent to June 30, 2003 on the Company’s Series A Preferred stock outstanding were classified as interest expense, a component of pre-tax income, instead of a direct deduction to common stockholders’ equity. Excluding the impact of SFAS 150, the $1.4 million improvement in net income for 2003 as compared to 2002 was comprised principally of a $0.9 million increase in insurance operating results attributable to a 3.0 percentage point decline in the benefits and claim ratio.

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

Premium revenue, in thousands, for each major product line is set forth below:

	2004	2003	2002

Major medical:
First-year	$15,481	$18,329	$22,336
Renewal	42,898	46,211	47,572

	$58,379	$64,540	$69,908

Supplemental specified disease:
First-year	263	110	340
Renewal	19,722	20,843	22,328

	$19,985	$20,953	$22,668

Medicare supplement:
Renewal	$12,059	$14,259	$16,416

Other	1,816	1,822	2,056

Consolidated Premium Revenue	$92,239	$101,574	$111,048

Total premiums decreased by (9.2%) in 2004 and (8.5%) in 2003 as compared to the corresponding prior year period. Major medical premiums declined due to lower new business sales resulting from delays in new product deliveries to NCM and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies.

Benefits and Claims.     Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The 2.1 percentage point improvement in the ratio of consolidated benefits and claims to consolidated premiums in 2004 as compared to 2003 and the 3.0 percentage point improvement in 2003 as compared to 2002 is principally attributable to the Company’s adherence to a disciplined pricing philosophy for both new major medical product sales and in force insurance policies and the accelerated lapsing of unprofitable major medical products marketed prior to July 2000.

For the past several years, the costs of medical services covered by the Company’s major medical insurance policies has increased significantly, with medical inflation averaging 15% to 20% annually in comparison to an average increase in the consumer price index of 3%. To maintain the 2004 ratio of claims and benefits to premium into future periods, the Company must accurately estimate future medical inflation and implement timely premium rate increases for both new major medical product sales and the majority of its in force insurance policies, including supplemental specified disease and Medicare supplement policies.

Commissions.     The commissions to premiums ratio decreased by 0.7 and 0.8 percentage points in 2004 and 2003, respectively, as compared to the corresponding prior year as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

LIQUIDITY, CAPITAL RESOURCES, AND STATUTORY CAPITAL AND SURPLUS

General.     The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by (used in) operations totaled $1.8 million, ($1.1) million and ($5.0) million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash provided / decrease in cash used by operations from year to year is principally due to a decline in the cash basis ratio of benefits and claims to premiums.

USHEALTH is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. USHEALTH’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred prior to 2003 (see “Business – State Regulation” at Item 1). USHEALTH’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. USHEALTH funded capital contributions to the Insurance Subsidiaries totaling approximately $812,000 and $2.3 million during 2003 and 2002, respectively, and made no capital contributions during 2004. The Insurance Subsidiaries reported statutory net income (losses) for 2004, 2003, and 2002 of $2.6 million, $1.1 million, and ($2.7) million, respectively. As of December 31, 2004, USHEALTH had approximately $3.5 million in unrestricted cash and invested assets as compared to $2.4 million at December 31, 2003.

Conversion of Related Party Preferred Stock.     On March 15, 2004, USHEALTH’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. All outstanding shares of the Series B Preferred Stock were held by Special Situations Holdings, Inc. – Westbridge (“SSHW”), the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

Related Party Financing.     USHEALTH received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of SSHW (USHEALTH’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided USHEALTH with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, USHEALTH may elect to pay interest in kind by issuance of additional notes. During 2004, USHEALTH issued approximately $958,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at December 31, 2004 to approximately $16.2 million. USHEALTH’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management,Inc., some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. At December 31, 2004, there were no events of default.

Bank Financing.     The majority of commission advances to NCM’s and ACB’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of December 31, 2004 and 2003, $250,000 and $500,000, respectively, were outstanding under the Credit Agreement. The Credit Agreement as amended matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2004 are net agent receivables of $3.5 million. In addition, NCM, ACB and USHEALTH have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of December 31, 2004, there were no events of default under the Credit or Guaranty Agreements.

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

CONTRACTUAL OBLIGATIONS

The following table provides information on the Company’s known contractual obligations, in thousands, as of December 31, 2004:

	Payments due by period

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable to related party(1)	$16,228	-	-	-	$16,228
Note payable to bank(2)	250	-	250	-	-
Capital lease obligations	228	171	57	-	-
Operating lease obligations(3)	5,681	1,397	2,062	1,676	546

	$22,387	$1,568	$2,369	$1,676	$16,774

(1)	Excludes interest at a rate equal to 6% that may be paid in cash or in kind by issuance of additional notes.

(2)	Excludes interest at a rate equal to the Prime Rate, plus one-half percent per annum.

(3)

Includes payments under a lease for a printer whereby USHEALTH is contractually a co-lessee. Under terms of the sale and purchase agreement of its printing subsidiary, the former printing subsidiary and the new owner of such former printing subsidiary are primarily liable.

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

Market risk represents the potential for loss due to adverse changes in the fair market value of financial instruments. The market risks associated with the financial instruments of the Company primarily relate to the Company’s investment portfolio that consists largely (95%) of fixed income securities. The Company’s investment portfolio is exposed to market risk through fluctuations in interest rates, changes in credit quality and principal prepayments.

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

Credit Risk.     The Company invests primarily in fixed-income securities of the U.S. Government and its related agencies, investment grade fixed-income corporate securities and mortgage-backed securities. (See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 – “Investments” to the Company’s Consolidated Financial Statements.) Approximately 2.4% of the Company’s fixed-income portfolio market value is comprised of less than investment grade securities. The Company’s investment policy allows up to 5% of the Company’s fixed maturity securities to be invested in higher yielding, non-investment grade securities. Due to the overall high quality of the Company’s investment portfolio (over 97% investment grade), management believes the Company has marginal risk with regard to credit quality.

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

The sensitivity analysis of interest rate risk assumes an instantaneous shift in a parallel fashion across the yield curve, with scenarios of interest rates increasing and decreasing 100 and 200 basis points from their levels at December 31, 2004, and with all other variables held constant. A 100 and 200 basis point increase in market interest rates would result in a pre-tax decrease in the market value of the Company’s fixed income investments of $4.9 million and $9.5 million, respectively. Similarly, a 100 and 200 basis point decrease in market interest rates would result in a pre-tax increase in the market value of the Company’s fixed income investments of $5.1 million and $10.6 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statement Schedules Covered by the Following Report of Independent Registered Public Accounting Firm.

All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Financial Statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
USHEALTH Group, Inc. (formerly Ascent Assurance, Inc.)

We have audited the accompanying consolidated balance sheets of USHEALTH Group, Inc., formerly Ascent Assurance, Inc., (“the Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of USHEALTH Group, Inc., at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective July 1, 2003, the Company adopted the provisions of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

Ernst & Young LLP

Dallas, Texas
February 24, 2005

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

Assets	(in thousands, except share data)
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $96,940 and $93,922)	$99,729	$96,968
Short-term investments	4,703	5,631
Other investments, at market value (cost $353 and $383)	388	396

Total Investments	104,820	102,995
Cash	1,041	2,244
Accrued investment income	1,348	1,309
Receivables from agents, net of allowance for doubtful accounts of
$3,601 and $3,439	3,498	4,484
Deferred policy acquisition costs, net	20,700	21,819
Property and equipment, net of accumulated depreciation of $4,891 and $5,000	1,942	3,084
Other assets	6,759	7,994

Total Assets	$140,108	$143,929

Liabilities, Redeemable Convertible Preferred Stock and
Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$53,493	$54,872
Claim reserves	24,619	26,196

Total Policy Liabilities and Accruals	78,112	81,068
Accounts payable and other liabilities	10,778	9,760
Notes payable to bank	250	500
Notes payable to related party	16,228	15,270

Total Liabilities	105,368	106,598

Stockholders' Equity:
Redeemable convertible Series B preferred stock ($1,000 stated value,
40,000 shares authorized, 37,504 shares issued and outstanding)	-	37,504
Common stock ($0.01 par value, 75,000,000 and 30,000,000 shares authorized;
50,606,876 and 6,532,100 shares issued and outstanding)	506	65
Capital in excess of par value	66,580	29,143
Accumulated other comprehensive income	2,824	3,059
Retained Deficit	(35,170)	(32,440)

Total Stockholders' Equity	34,740	37,331

Total Liabilities, Redeemable Convertible Preferred Stock
and Stockholders' Equity	$140,108	$143,929

        See the Notes to the Consolidated Financial Statements.

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

Revenues:	(in thousands, except per share data)
Premiums:
First-year	$16,049	$18,781	$23,131
Renewal	76,190	82,793	87,917

Total Premiums	92,239	101,574	111,048
Net investment income	5,446	6,151	7,722
Fee and service income	3,607	7,104	6,567
Other insurance revenues	1,820	2,308	2,670
Net realized gain (loss) on investments	141	238	(88)

Total Revenues	103,253	117,375	127,919

Benefits, claims and expenses:
Benefits and claims	60,344	68,536	78,299
Change in deferred acquisition costs	1,119	727	11
Commissions	10,169	11,857	13,857
General and administrative expense	21,474	22,497	23,464
Fee and service operating expense	2,752	5,934	5,530
Special executive compensation and
severance	3,035	-	-
Taxes, license and fees	3,456	3,725	3,790
Interest expense on notes payable	1,029	2,530	2,474
Interest expense on redeemable
convertible preferred stock	-	1,851	-

Total Expenses	103,378	117,657	127,425

(Loss) income from continuing operations before income taxes	(125)	(282)	494
Federal income tax expense	31	-	-

(Loss) income from continuing operations	(156)	(282)	494

Loss from discontinued operations, including loss on
disposal in 2004 of ($1,369)	(2,127)	(1,066)	(1,425)
Federal income tax expense	-	-	-

Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,283)	(1,348)	(931)
Preferred stock dividends	430	1,759	3,263

Loss applicable to common stockholders	$(2,713)	$(3,107)	$(4,194)

Basic and diluted loss from continuing
operations per common share	$(0.02)	$(0.31)	$(0.42)

Basic and diluted loss per common share	$(0.07)	$(0.48)	$(0.64)

Weighted average shares outstanding:
Basic	41,662	6,531	6,505

Diluted	41,662	6,531	6,505

        See the Notes to the Consolidated Financial Statements.

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Net loss	$(2,283)	$(1,348)	$(931)
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(94)	(160)	3,490
Reclassification adjustment of (gain) loss on sales
of investments in net loss	(141)	(238)	88

Comprehensive (loss) income	$(2,518)	$(1,746)	$2,647

See the Notes to the Consolidated Financial Statements.

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comp. Income	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Value	(Loss)	Deficit	Equity

Balance at January 1, 2002	-	$-	6,500,000	$65	$28,017	$(121)	$(25,139)	$2,822
Net loss							(931)	(931)
Series A preferred stock dividends							(3,263)	(3,263)
Other comprehensive income						3,578		3,578
Amortization of unearned compensation					55			55
Common stock issued			17,100	-				-

Balance at December 31, 2002	-	-	6,517,100	65	28,072	3,457	(29,333)	2,261

Net loss							(1,348)	(1,348)
Series A preferred stock dividends							(1,759)	(1,759)
Other comprehensive loss						(398)		(398)
Amortization of unearned compensation					6			6
Waiver of facility fee on notes payable to related party					1,353			1,353
Redeemable convertible Series B preferred stock issued	37,504	37,504			(288)			37,216
Common stock issued			15,000	-				-

Balance at December 31, 2003	37,504	37,504	6,532,100	65	29,143	3,059	(32,440)	37,331

Net loss							(2,283)	(2,283)
Series B preferred stock dividends					430		(430)	-
Other comprehensive loss						(235)		(235)
Amortization of unearned compensation and other					1		(17)	(16)
Common stock issued			79,750	1				1
Conversion of Series B redeemable convertible preferred stock to common stock	(37,504)	(37,504)	43,995,026	440	37,006			(58)

Balance at December 31, 2004	-	$-	50,606,876	$506	$66,580	$2,824	$(35,170)	$34,740

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

Cash Flow From Operating Activities:	(in thousands)
Net loss	$(2,283)	$(1,348)	$(931)
Adjustments to reconcile net loss to cash provided by
(used for) operating activities:
(Increase) decrease in accrued investment income	(39)	3	398
Decrease in deferred acquisition costs	1,119	727	11
Decrease in receivables from agents	824	3,005	497
Provision for uncollectible agent receivables	162	(1,191)	617
Decrease (increase) in other assets	1,235	1,310	(222)
Decrease in policy liabilities and accruals	(2,956)	(10,491)	(7,215)
Increase (decrease) in accounts payable and accruals	1,018	225	(2,225)
Amortization and depreciation	978	1,530	1,868
Amortization of deferred costs	8	210	158
Interest expense on notes payable to related party	958	1,741	1,542
Interest expense on redeemable convertible
Series A preferred stock	-	1,851	-
Other, net	752	1,324	552

Net Cash Provided by (Used for) Operating Activities	1,776	(1,104)	(4,950)

Cash Flow From Investing Activities:
Purchase of fixed maturity investments	(19,984)	(68,054)	(62,903)
Sales of fixed maturity investments	6,616	52,431	43,533
Maturities and calls of fixed maturity investments	9,769	16,816	13,676
Net decrease in short term and other investments	958	5,221	12,379
Purchase of equity securities	-	(55)	-
Sales of equity securities	-	79	-
Property and equipment purchased	(88)	(808)	(238)

Net Cash (Used for) Provided by Investing Activities	(2,729)	5,630	6,447

Cash Flow From Financing Activities:
Issuance of notes payable	-	500	69
Repayment of notes payable	(250)	(4,660)	(2,025)

Net Cash Used for Financing Activities	(250)	(4,160)	(1,956)

(Decrease) Increase in Cash During Year	(1,203)	366	(459)
Cash at Beginning of Year	2,244	1,878	2,337

Cash at End of Year	$1,041	$2,244	$1,878

See the Notes to the Consolidated Financial Statements.

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

NOTE 1 — DESCRIPTION OF BUSINESS

USHEALTH Group, Inc. (“USHEALTH”), formerly Ascent Assurance, Inc., is the successor to a Delaware company originally incorporated in 1982 as an insurance holding company. USHEALTH, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly-owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries”, and marketed by NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), also wholly-owned subsidiaries. The insurance subsidiaries are licensed to conduct business in 40 states and the District of Columbia. Each of the following states accounted for more than 5% of premium revenue for the year ended December 31, 2004: Florida – 17%, Texas – 13%, Colorado – 9%, Oklahoma – 6% and South Carolina – 6%. The Company has no significant concentrations of credit risks.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently underwritten are medical expense reimbursement and supplemental policies. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iii) commissions on the sale of the benefits of unaffiliated membership benefit programs.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.     The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include the accounts of USHEALTH Group, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated. Certain reclassifications of prior years’ amounts have been made to conform to the 2004 financial statement presentation.

Cash Equivalents.     Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates market.

Short-Term Investments.     Short-term investments are stated at cost, which approximates market.

Investments.     The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated market value. Equity securities (common stocks), which are included in other investments, are also carried at estimated market value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity and, accordingly, will have no effect on current operations.

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

Agent Receivables.     In the ordinary course of business, a subsidiary of USHEALTH advances commissions on policies written by its general agencies and their agents. Net agent receivables were $3.5 million and $4.5 million at December 31, 2004 and 2003, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agency or the individual agents, as the case may be, are responsible for reimbursing the outstanding balance of the commission advances. A reserve for uncollectible agent’s balances is routinely established based upon historical experience and projected commission earnings. As of December 31, 2004 and 2003, the allowance for uncollectible commission advances was $3.6 million and $3.4 million, respectively.

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

Claim Reserves.     Claim reserves represent the estimated liabilities on claims reported plus claims incurred but not yet reported. The process of estimating claim reserves involves the active participation of experienced actuaries with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Notes Payable.     Notes payable are stated at cost, which approximates market.

Federal Income Taxes.     The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. The net deferred tax asset at December 31, 2004 and 2003 is fully reserved as discussed at Note 10.

Recognition of Revenue.     Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collectiblity is reasonably assured.

Earnings Per Share.     Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the year 2004, 43,995,026 of common shares attributable to the conversion of USHEALTH’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic and diluted earnings per share as of March 15, 2004. To include the common shares attributable to the conversion of USHEALTH’s preferred stock in the computation of diluted earnings per share from the beginning of 2004 would have been anti-dilutive. For the year 2004, stock options of 5,678,419 were anti-dilutive and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the years 2003 and 2002, stock options of 918,050 and 1,014,650, respectively, and the conversion of the preferred stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

The following tables reflect the calculation of basic and diluted earnings per share:

	Year Ended December 31,

	2004	2003	2002

	(in thousands, except per share data)
(Loss) income from continuing operations	$(156)	$(282)	$494
Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,283)	(1,348)	(931)
Preferred stock dividends	430	1,759	3,263

Loss applicable to common stockholders	(2,713)	(3,107)	(4,194)
Weighted average shares outstanding:
Basic	41,662	6,531	6,505
Diluted	41,662	6,531	6,505

Basic and diluted loss per share from continuing operations	$(0.02)	$(0.31)	$(0.42)

Basic and diluted loss per share from discontinuedoperations	$(0.05)	$(0.17)	$(0.22)

Basic and diluted loss per common share	$(0.07)	$(0.48)	$(0.64)

Use of Estimates.     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. Important factors known to management that could cause actual results to differ materially from those estimated or contemplated include, but are not limited to:

o	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

o	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

o	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

o	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

o	USHEALTH’s ability to make additional investment in its Insurance Subsidiaries in the form of capital contributions, if needed, in order for such subsidiary to comply with minimum regulatory capital requirements;

o	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

o	the loss of key management personnel.

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

Recently Issued Accounting Pronouncements.     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), “Share-Based Payment.” FAS123R eliminates the alternative to use APB No. 25‘s , “Accounting for Stock Issued to Employees”, intrinsic value method of accounting that was provided in Statement 123 as originally issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, usually the vesting period, in exchange for the award. FAS123R is effective as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. Disclosed at Note 13 – Employee Benefit Plans is the effect on net loss and loss per share for the years presented if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation which the Company does not believe will significantly differ from the effects of adopting FAS123R.

In May 2003, the FASB issued SFAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. This Statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability measured at fair value. The Statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. Ascent implemented SFAS 150 effective with the beginning of the third quarter 2003. As a result, Ascent’s Series A Redeemable Convertible Preferred Stock of approximately $36.6 million was classified as a liability in the Company’s interim September 30, 2003 balance sheet. At December 31, 2003, the outstanding shares of Ascent’s Series A Redeemable Convertible Preferred Stock were exchanged for shares of Ascent’s Series B Redeemable Convertible Preferred Stock.

Also, under SFAS 150, amounts paid in excess of the initial measurement amount to holders of the mandatorily redeemable preferred stock classified as liabilities are to be reflected in interest cost. All amounts paid to or accrued prior to the reclassification of the stock as a liability shall not be reclassified as interest cost upon implementation. As a result, the Company reflected in interest costs the dividends paid or accrued to the holders of the Series A Redeemable Convertible Preferred Stock for the six-month period ended December 31, 2003. All dividend amounts paid or accrued prior to the implementation of SFAS 150 were reflected as preferred stock dividends.

NOTE 3 – DISCONTINUED OPERATIONS

On October 29, 2004, USHEALTH sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”), to an unrelated party and exited the printing business. In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s printing subsidiary is reported as discontinued operations in the accompanying consolidated financial statements. The Company’s loss from discontinued operations of approximately ($2.1) million for 2004 was comprised of a ($1.4) million loss on the sale and a ($700,000) operating loss from WPS for the ten months ended October 29, 2004. Included in the loss on sale is a ($912,000) loss for contingencies related to a long-term lease on which USHEALTH remains a co-lessee and collection of certain receivables from WPS. The operating losses of WPS for 2003 and 2002 have been reflected in discontinued operations for comparative purposes. The balance sheet for December 31, 2003 includes assets and liabilities of WPS of approximately $1.1 million and $456,000, respectively. The assets and liabilities of WPS consisted primarily of trade receivables, inventory, equipment and trade payables. Revenues from the discontinued operations of WPS for 2004, 2003 and 2002 were approximately $3.3 million, $3.8 million and $3.4 million, respectively.

NOTE 4 – CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2004, USHEALTH’s common shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. Preferred stock dividends of $430,000 accrued through March 15, 2004, were forgiven by preferred stockholders and, as a result, were credited to capital in excess of par value, and had no impact on total stockholders’ equity. All outstanding shares of the Series B Preferred Stock were held by Special Situations Holdings, Inc. – Westbridge (“SSHW”), the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

NOTE 5 — FINANCING ACTIVITIES

CSFB Financing.     USHEALTH received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC (“CSFBM”), which is an affiliate of SSHW (USHEALTH’s largest stockholder.) The credit agreement relating to that loan (“CSFBM Credit Agreement”) provided USHEALTH with total loan commitments of $11 million, all of which were drawn in April 2001. Under reconstructed terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010.

Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During 2004, 2003 and 2002, USHEALTH issued $958,000, $1.7 million and $1.5 million, respectively, in additional notes for payment of interest in kind, which increased the note payable balance at December 31, 2004 to approximately $16.2 million.

USHEALTH’s obligations to CSFBM are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, Ascent Funding, Inc. and Ascent Management,Inc., some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. Under this agreement, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus, and RBC ratios for its Insurance Subsidiaries, minimum net worth and other customary covenants. At December 31, 2004, there were no events of default.

Bank Financing.     The majority of commission advances to NCM’s and ACB’s agents are financed through Ascent Funding, Inc. (“AFI”), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, AFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides AFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and other affiliates. As of December 31, 2004 and 2003, $250,000 and $500,000, respectively, were outstanding under the Credit Agreement. The Credit Agreement as amended matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable.

AFI’s obligations under the Credit Agreement are secured by liens upon substantially all of AFI’s assets. AFI’s principal assets at December 31, 2004 are net agent receivables of $3.5 million. In addition, NCM, ACB and USHEALTH have guaranteed AFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of AFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). USHEALTH, certain of its subsidiaries, CSFBM and Frost have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to a subordination of the notes payable to CSFBM to up to $10 million in borrowings under the Credit Agreement. As of December 31, 2004, there were no events of default under the Credit or Guaranty Agreements.

NOTE 6 — INVESTMENTS

Major categories of investment income are summarized as follows:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Fixed maturities	$5,095	$5,183	$6,154
Short-term investments	82	98	195
Interest on receivables from agents	399	1,016	1,484
Other	27	19	51

	5,603	6,316	7,884
Less: Investment expenses	157	165	162

Net investment income	$5,446	$6,151	$7,722

Realized gains (losses) on investments are summarized as follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Fixed maturities	$141	$239	$(178)
Equity securities	-	(1)	90

Realized gain (loss) on investments	$141	$238	$(88)

Unrealized (depreciation) appreciation on investments is reflected directly in stockholders’ equity as a component of accumulated other comprehensive (loss) income and is summarized as follows:

	Year Ended December 31,

	2004	2003	2002

Balance at beginning of period	$3,059	$3,457	$(121)
Unrealized (depreciation) appreciation on fixed
maturities available-for-sale	(257)	(425)	3,729
Unrealized appreciation (depreciation) on equity
securities and other investments	22	27	(151)

Balance at end of period	$2,824	$3,059	$3,457

Estimated market values represent the quoted closing sales prices of marketable securities. The amortized cost and estimated market values of investments in fixed maturities are summarized by category as follows:

December 31, 2004 Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(in thousands)
U.S. Government and governmental agencies
and authorities	$10,674	$254	$16	$10,912
States, municipalities, and political Subdivisions	2,266	109	66	2,309
Finance companies	22,255	958	130	23,083
Public utilities	9,952	290	119	10,123
Mortgage-backed securities	20,593	140	313	20,420
All other corporate bonds	31,200	1,817	135	32,882

Balance at December 31, 2004	$96,940	$3,568	$779	$99,729

December 31, 2003 Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Market Value

	(in thousands)
U.S. Government and governmental agencies
and authorities	$10,356	$537	$6	$10,887
States, municipalities, and political Subdivisions	2,282	92	77	2,297
Finance companies	18,289	1,067	147	19,209
Public utilities	8,432	395	182	8,645
Mortgage-backed securities	23,810	131	374	23,567
All other corporate bonds	30,753	1,810	200	32,363

Balance at December 31, 2003	$93,922	$4,032	$986	$96,968

The amortized cost and estimated market value of investments in available-for-sale fixed maturities as of December 31, 2004, are shown below summarized by year to contractual maturity. Mortgage-backed securities are listed separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Estimated Market Value

	(in thousands)
Due in one year or less	$1,970	$2,003
Due after one year through five years	28,388	29,122
Due after five years through ten years	32,436	33,540
Due after ten years	13,553	14,644
Mortgage-backed securities	20,593	20,420

	$96,940	$99,729

A summary of unrealized appreciation on investments in fixed maturities and equity securities available-for-sale, which is reflected directly in stockholders’ equity as a component of accumulated other comprehensive loss, is as follows:

	December 31,

	2004	2003

	(in thousands)
Amortized cost	$96,961	$93,943
Estimated market value	99,785	97,002

Excess of market value to amortized cost	2,824	3,059
Estimated tax	-	-

Unrealized appreciation	$2,824	$3,059

Net unrealized appreciation on investments at December 31, 2004 consists of gross unrealized gains of $3.6 million. Gross unrealized losses consist of sixty-six issues of investment-grade fixed maturities with $37.0 million fair value with unrealized losses of $766,000 and two issues of less than investment-grade fixed maturities with $637,000 fair value with unrealized losses of $13,000. Forty-eight issues of fixed maturities with $23.7 million fair value with unrealized losses of $261,000 have been in loss positions for less than one year. Twenty issues with $13.9 million fair value with unrealized losses of $518,000 have been in loss positions for one year or more. Only one fixed maturity issue with a fair value of approximately $172,000 with an unrealized loss of approximately $2,000 has been is a loss position for more than one year and is less than investment grade.

Net unrealized appreciation on investments at December 31, 2003 consists of gross unrealized gains of $4 million and gross unrealized losses of $1 million. Gross unrealized losses consist of thirty-eight issues of investment-grade fixed maturities with $26.2 million fair value with unrealized losses of $0.9 million that have been in an unrealized loss position for less than on year and four issues of fixed maturities with $1.5 million fair value with unrealized losses of $0.1 million that have been in an unrealized loss position for one year or more.

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

Proceeds from sales and maturities of investments in fixed maturity securities were approximately $16.4 million, $69.2 million and $57.2 million for 2004, 2003 and 2002 respectively. Gross gains of $0.2 million and gross losses of ($0.1) million were realized on fixed maturity investment sales during 2004. Gross gains of $0.7 million and gross losses of ($0.5) million were realized on fixed maturity investment sales during 2003. Gross gains of $1.6 million and gross losses of ($1.8) million were realized on fixed maturity investment sales during 2002. The basis used in determining the cost of securities sold was the specific identification method.

Included in fixed maturities are high-yield, unrated or less than investment grade corporate debt securities comprising approximately 2.4% and 2.2% of fixed maturities at December 31, 2004 and 2003, respectively.

Investment securities on deposit with insurance regulators in accordance with statutory requirements at December 31, 2004 and 2003 had a par value totaling $20.4 million and $21.1 million, respectively, and market value totaling $22.1 million and $23.1 million, respectively.

NOTE 7 — FUTURE POLICY BENEFITS

Future policy benefits for Accident and Health insurance products have been calculated using assumptions (which generally contemplate the risk of adverse deviation) for lapses, interest, mortality and morbidity appropriate at the time the policies were issued.

The more material assumptions are as follows:

Lapses	Issues through 1980 are based on industry experience; 1981 through 2003 issues are based on industry experience and applicable Insurance Subsidiary experience, where available. Policies acquired in acquisitions are based on recent experience of the blocks acquired.

Interest	Issues through 1980 are 6.5% graded to 4.5% in 25 years; most 1981 through 1992 issues are 10% graded to 7% in 10 years. Issues for 1993 through 2002 are 7% level. Issues for 2003 and forward are 5% level.

Mortality	Issues through 1980 use the 1955-1960 Ultimate Table; issues subsequent to 1980 through 1992 use the 1965-1970 Ultimate Table. Issues for 1993 and later years use the 1975-1980 Ultimate Table.

Morbidity	Based on industry tables published in 1974 by Tillinghast, Nelson and Warren, Inc. and the 1985 NAIC cancer tables, as well as other population statistics and morbidity studies. Issues for 2003 and forward are based on the July 2002 Milliman Health Cost Guidelines adjusted for the Insurance Subsidiaries’ anticipated claims levels.

NOTE 8 — CLAIM RESERVES

The following table provides a reconciliation of the beginning and ending claim reserve balances, on a gross-of-reinsurance basis, for 2004, 2003 and 2002, to the amounts reported in the Company’s consolidated balance sheets:

	Year Ended December 31,

	2004	2003	2002

	(in thousands)

Balance, beginning of the year (gross)	$26,196	$30,899	$37,202
Less: Reinsurance recoverable on claim reserves	2,363	1,280	2,000

Net balance at beginning of period	23,833	29,619	35,202
Incurred related to:
Current year	62,715	72,675	78,001
Prior years	(1,790)	(206)	417

Total incurred	60,925	72,469	78,418

Paid related to:
Current year	47,495	56,045	55,918
Prior years	14,502	22,210	28,083

Total paid	61,997	78,255	84,001

Balance at end of period	22,761	23,833	29,619

Plus: Reinsurance recoverable on claim reserves	1,858	2,363	1,280

Balance at end of period (gross)	$24,619	$26,196	$30,899

The process of estimating claim reserves involves the active participation of experienced actuaries with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

Claims incurred related to prior years for 2004 provided a benefit of $1.8 million, which was primarily attributable to actual medical trends for the latter part of 2003 developing more favorably than management’s estimate. Claims incurred related to prior years were a $0.2 million benefit and a $0.4 million expense for 2003 and 2002, respectively and approximated 1% of the prior year claim liability for both years.

Included in reinsurance recoverables on claim reserves is approximately $1.0 million, $1.4 million, and $0.5 million relating to paid claims as of December 31, 2004, 2003 and 2002, respectively.

NOTE 9 — DEFERRED POLICY ACQUISITION COSTS (“DPAC”)

A summary of DPAC follows (in thousands):

	Year Ended December 31,

	2004	2003	2002

Balance at beginning of period	$21,819	$22,546	$22,557
Deferrals	6,546	6,706	9,250
Amortization expense	(7,665)	(7,433)	(9,261)

Balance at end of period	$20,700	$21,819	$22,546

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

NOTE 10 — INCOME TAXES

The provision for income taxes is calculated as the amount of income taxes expected to be payable for the current year plus (or minus) the deferred income tax expense (or benefit) represented by the change in the deferred income tax assets and liabilities at the beginning and end of the year. The effect of changes in tax rates and federal income tax laws are reflected in income from continuing operations in the period such changes are enacted. USHEALTH incurred and recorded a total federal alternative minimum tax liability of approximately $31,000 in 2004. No federal income taxes were paid or incurred in 2003 or 2002.

The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized.

Prior to March 2004, the Company and its wholly-owned subsidiaries filed a consolidated federal income tax return. On March 15, 2004, upon the conversion of USHEALTH’s convertible preferred stock into common stock (see Note 4 – Conversion of Convertible Redeemable Preferred Stock) SSHW, USHEALTH’s largest stockholder, increased its ownership interest from approximately 49% to approximately 93%. Pursuant to applicable federal tax regulations, USHEALTH and its non-life subsidiaries are required to join in the consolidated return of SSHW for the period beginning March 16, 2004. However, the provisions of Subchapter L of the Internal Revenue Code prohibit the Insurance Subsidiaries from participating in the consolidated tax returns of a new affiliated group for five years, beginning with the tax year ended December 31, 2004. Accordingly, for periods subsequent to March 15, 2004, NFL and FLICA will file separate federal tax returns and NFIC will file a consolidated federal tax return with its subsidiary, AICT.

The differences between the effective tax rate and the amount derived by multiplying the loss before income taxes by the federal income tax rate for the Company’s last three years is shown below. The change in valuation allowance results from current year losses and the true-up of prior year deferred tax items.

	Year Ended December 31,

	2004		2003		2002

Statutory tax rate	$34%		$34%		$(34%	)
Loss from sale of subsidiary	(23%	)	-		-
Alternative minimum tax	1%		-		-
Change in valuation allowance	(10%	)	(40%	)	33%
Other items, net	(1%	)	6%		1%

Effective tax rates	$1%		$-		$-

Deferred taxes are recorded for temporary differences between the financial reporting basis and the federal income tax basis of the Company’s assets and liabilities. The sources of these differences and the estimated tax effect of each are as follows:

	December 31,

	2004	2003

	(in thousands)

Deferred Tax Assets:
Policy reserves	$3,015	$3,339
Net operating loss carryforwards	21,114	21,587
Other deferred tax assets	1,849	1,266

Total deferred tax asset	25,978	26,192

Deferred Tax Liabilities:
Unrealized gain on investments	960	1,040
Deferred policy acquisition costs	3,332	2,906
Other deferred tax liabilities	3,901	3,861

Total deferred tax liability	8,193	7,807

Net Deferred Tax Asset Before Valuation
Allowance	17,785	18,385
Less Valuation Allowance	(17,785)	(18,385)

Net Deferred Tax Asset	$-	$-

Realization of the Company’s deferred tax asset is dependent upon the return of the Company’s operations to sustained profitability. However, projections of future profitability are significantly discounted when evaluating the recoverability of deferred tax assets and do not overcome the negative evidence of cumulative losses. Accordingly, the Company has recorded a 100% deferred tax asset valuation allowance at December 31, 2004 and 2003.

Under the provisions of pre-1984 life insurance tax regulations, NFL was taxed on the lesser of taxable investment income or income from operations, plus one-half of any excess of income from operations over taxable investment income. One-half of the excess (if any) of the income from operations over taxable investment income, an amount which was not currently subject to taxation, plus special deductions allowed in computing the income from operations, were placed in a special memorandum tax account known as the policyholders’ surplus account. The aggregate accumulation in the account at December 31, 2004 approximated $2.5 million. Federal income taxes will become payable on this account at the then current tax rate when, and to the extent that, the account exceeds a specific maximum, or when and if distributions to stockholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income. The Company does not anticipate any transactions that would cause any part of the amount to become taxable and, accordingly, deferred taxes that would approximate $0.9 million have not been provided on such amount.

At both December 31, 2004 and 2003 NFL had approximately $7.8 million in its shareholders surplus account from which it could make distributions to the Company without incurring any federal tax liability. The amount of dividends that may be paid by NFL to the Company is limited by statutory regulations.

At December 31, 2004 the Company and its wholly-owned subsidiaries have aggregate net operating loss carryforwards of approximately $62.1 million for regular tax and $62.2 million for alternative minimum tax purposes, which will expire in 2012 through 2019.

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

The following states where the companies are licensed require greater amounts of capital and surplus: California $2.5 million of capital and $2.5 million of surplus, Michigan $7.5 million of aggregate capital and surplus and Nebraska and Tennessee $1 million of capital and $1 million of surplus. Accordingly, the minimum aggregate statutory capital and surplus NFL, FLICA, NFIC and AICT must each maintain equals $5 million, $7.5 million, $5 million and $2 million, respectively. At December 31, 2004, aggregate statutory capital and surplus for NFL, FLICA, NFIC, and AICT was approximately $9.0 million, $9.4 million, $1.7 million and $1.9 million, respectively. Although NFIC’s capital and surplus was less than $5 million and AICT’s capital and surplus was less than $2 million at December 31, 2004, NFIC and AICT voluntarily ceased writing new business effective December 15, 1997. Moreover, the capital and surplus of NFIC and AICT exceeds the minimum requirements of their state of domicile, Texas. AICT is wholly-owned by NFIC. Accordingly, statutory capital and surplus of NFIC includes the statutory capital and surplus of AICT.

As a result of losses from major medical products marketed prior to July 2000, FLICA required significant capital contributions during 2002 and 2001 to comply with minimum statutory capital and surplus requirements. In April 2001, USHEALTH obtained debt financing of $11 million from a subsidiary of CSFB. The proceeds of this loan were used to fund an $11 million capital contribution to FLICA. Major medical claims experience adverse to management’s current estimates or adverse claims experience for other insurance products may cause USHEALTH to make capital contributions to the Insurance Subsidiaries in excess of those currently projected for 2005. As a result, adverse claims experience could have a material adverse effect on USHEALTH’s liquidity and capital resources and results of operations.

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

The Insurance Subsidiaries are precluded from paying dividends during 2005 without prior approval of the Texas Insurance Commissioner as the companies’ earned surplus is negative. Generally, all states require insurance companies to maintain statutory capital and surplus that is reasonable in relation to their existing liabilities and adequate to their financial needs. The Texas Department of Insurance also maintains discretionary powers relative to the declaration and payment of dividends based upon an insurance company’s financial position. Due to recent statutory losses incurred by the Insurance Subsidiaries, the Company does not expect to receive any dividends from the Insurance Subsidiaries for the foreseeable future.

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

The Texas Department of Insurance adopted the NAIC’s Model Act during 2000. NFL’s and FLICA’s statutory annual statements for the year ended December 31, 2004 filed with the Texas Department of Insurance reflect total adjusted capital in excess of Company Action Level RBC.

In 1998, NFIC and AICT entered into a voluntary consent order, pursuant to Article 1.32 of the Texas Insurance Code, providing for the continued monitoring of the operations of NFIC and AICT by the Texas Department of Insurance in response to losses sustained in 1997 and 1998 as well as the projected inability to meet RBC requirements. Both NFIC and AICT ceased the sale and underwriting of new business in 1998. At December 31, 2004, AICT’s RBC exceeded Company Action Level RBC; however, NFIC’s RBC only exceeded Regulatory Action Level RBC. Both NFIC and AICT are in compliance with the terms of the voluntary consent order.

Under Florida Statutes Section 624.4095, Florida licensed insurance companies’ ratio of actual or projected annual written premiums to current or projected surplus as regards to policyholders (“the premium-writing ratio”) may not exceed specified levels for gross and net written premiums as defined by the statute. If a company exceeds the premium-writing ratio, the Florida Department of Insurance shall suspend the company’s certificate of authority in Florida or establish by order maximum gross or net annual premiums to be written by the company consistent with maintaining the ratios specified. At December 31, 2004, the premium-writing ratio for FLICA, which currently underwrites insurance policies in Florida, met the limit mandated by Florida law.

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

A reconciliation of combined capital and surplus, and combined net income (loss) as reported on a statutory basis by the Company’s Insurance Subsidiaries to the Company’s consolidated GAAP stockholders’ equity and net loss is as follows:

	December 31,

	2004	2003	2002

	(in thousands)

Combined statutory capital and surplus	$20,028	$17,616	$15,183
Deferred acquisition costs	20,700	21,819	22,546
Future policy benefits and claims	(3,434)	(4,195)	(5,303)
Unrealized gain on investments	3,149	3,596	4,276
Income taxes	(600)	(646)	(783)
Non-admitted assets	61	6	37
Asset valuation reserve	442	373	248
Interest maintenance reserve	1,788	1,801	1,786
Other	1,786	1,938	3,216
Cumulative capital contributions to insurance subsidiaries	(39,561)	(39,561)	(39,001)
Redeemable convertible Series B preferred stock	-	37,504	-
Preferred stock converted to common stock	37,446
Non-insurance subsidiaries and eliminations	(7,065)	(2,920)	56

Consolidated GAAP stockholders' equity	$34,740	$37,331	$2,261

	Year Ended December 31,

	2004	2003	2002

	(in thousands)

Combined statutory income (loss)	$2,568	$1,055	$(2,677)
Deferred acquisition costs, net of amortization	(1,119)	(727)	(11)
Future policy benefits and claims	363	578	976
Other	69	96	486
Non-insurance subsidiaries and elimination	(4,164)	(2,350)	295

Consolidated GAAP net loss	$(2,283)	$(1,348)	$(931)

NOTE 12 – SPECIAL EXECUTIVE COMPENSATION AND SEVERANCE

Effective September 1, 2004, Benjamin M. Cutler, former Chairman of Assurance Health (previously Fortis Health), was appointed Chairman and Chief Executive Officer of USHEALTH. In connection with Mr. Cutler’s employment agreement, USHEALTH recorded a $2 million liability for deferred compensation and $308,000 in employment expenses for 2004. Under the employment agreement, Mr. Cutler also is to receive options to purchase 5,025,619 shares of USHEALTH’s common stock and receive a liquidity performance bonus. The exercise price of the options equals the fair market value of USHEALTH’s common shares as determined by USHEALTH’s Board of Directors in good faith based on generally accepted industry valuation methodologies on the Early Exercise Date as defined in Mr. Cutler’s employment agreement.

In addition, the Company paid severance expense of approximately $727,000 to its former Chairman.

NOTE 13 — EMPLOYEE BENEFIT PLANS

In September 1986, a subsidiary of the Company established a retirement savings plan (“401(k) plan”) for its employees. As amended in August 1999, such employees are eligible to participate in the 401(k) plan upon completion of six months of service. The 401(k) plan is qualified under Section 401(a) of the Internal Revenue Code (“IRC”) and the trust established to hold the assets of the 401(k) plan is tax-exempt under Section 501 (a) of the IRC. The subsidiary is the plan administrator, and may amend, terminate or suspend contributions to the plan at any time it may deem advisable. Employees of this subsidiary who participate may contribute up to 100% of pre-tax compensation, including commissions, bonuses and overtime, but not to exceed $13,000. This subsidiary may make discretionary contributions, determined by its Board of Directors, up to 50% of the employees’ first 6% of deferred compensation, but not to exceed a matching contribution of $6,150 per plan participant. Certain IRC required limitations, may be imposed for participants who are treated as “highly compensated employees” for purposes of the IRC. Participants vest 25% after one year of service, 50% after two years of service, 75% after three years of service and 100% after 4 years of service. Employee contributions are invested in any of ten investment funds at the discretion of the employee. Contributions to the 401(k) plan in 2004, 2003 and 2002 by the Company’s subsidiaries approximated $120,000, $119,000 and $72,000, respectively.

Stock Option Plan.     On March 24, 1999, USHEALTH’s Board of Directors adopted the 1999 Stock Option Plan (the “1999 Plan”) in order to further and promote the interest of USHEALTH, its subsidiaries and its shareholders by enabling USHEALTH and its subsidiaries to attract, retain and motivate employees of one of its subsidiaries, non-employee directors and consultants (including marketing agents) or those who will become such employees, non-employee directors and consultants (including marketing agents). Pursuant to the 1999 Plan, 1,139,835 shares of common stock are reserved for issuance to such employees and directors and 387,119 shares are reserved for issuance to marketing agents. The maximum term of an award under the 1999 Plan is 10 years.

The 1999 Plan became effective on the date of its adoption by the Company and will remain in effect until December 31, 2008, except with respect to awards (as that term is defined in the 1999 Plan) then outstanding, unless terminated or suspended by USHEALTH’s Board of Directors at that time. After such date no further awards shall be granted under the 1999 Plan.

A summary of stock option activity under the 1999 stock option plan is as follows:

	Year Ended December 31,

	2004	2003	2002

Outstanding at January 1	918,050	1,014,650	1,085,850
Granted	-	-	135,000
Exercised	(79,750)	(15,000)	(17,100)
Forfeited / Cancelled/ Expired	(185,500)	(81,600)	(189,100)

Outstanding at December 31	652,800	918,050	1,014,650

The weighted average option exercise price was $2.17, $2.32 and $2.30 for options outstanding at December 31, 2004, 2003 and 2002, respectively. For options granted in 2002, weighted average exercise price was $0.65. For options forfeited/cancelled/expired in 2004, 2003 and 2002, the weighted average exercise price was $3.82, $2.59 and $3.23, respectively. For options exercised in 2004, 2003 and 2002, the weighted average exercise price was $0.01.

The following table summarizes information about the stock options outstanding under the 1999 stock option plan at December 31, 2004:

Options Outstanding			Options Exercisable

Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	# Shares Exercisable	Weighted Average Exercise Price
$0.01	156,950	4.25	156,950	$0.01
$0.65	135,000	0.25	135,000	0.65
$1.49	83,250	6.75	83,250	1.49
$1.63	6,300	5.25	5,040	1.63
$4.39	271,300	4.25	271,300	4.39

	652,800	3.75	651,540	$2.17

In addition to options granted under the 1999 stock option plan, the Company’s Chairman and Chief Executive Officer is to receive options to purchase 5,025,619 shares of USHEALTH’s common stock under his employment agreement effective September 1, 2004. The options may be exercised at an exercise price to be determined by the Board of Directors in good faith based on generally accepted industry valuation methodologies were deemed outstanding at December 31, 2004 with an average remaining contractual life of approximately five years. In addition, under Mr. Cutler's employment agreement, an additional equity pool of 20.1% (subject to adjustment to 20% in the event of certain transactions) of the fully-diluted shares of the Company as of September 1, 2004 is to be reserved for options and/or other equity awards to be granted to other employees as recommended by management and approved by the Board (or a designated committee thereof). In the event that such additional pool is not entirely allocated to grants made to other employees, Mr. Cutler shall be eligible to receive additional options and/or other equity awards with respect to such unallocated shares available in such pool, up to a maximum level of 15% (including the shares subject to the initial options granted to Mr. Cutler) of the fully-diluted shares of common stock of the Company as of September 1, 2004. If such additional pool is allocated to grants made to other employees, then Mr. Cutler will not receive any options or other equity awards in addition to the initial options granted to him.

The weighted average fair values of Mr. Cutler's options deemed granted during 2004 and options granted under the 1999 stock option plan in 2002 were $0.30 and $0.47, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following significant weighted-average assumptions used for grants in 2004 and 2002, respectively: dividend yield of 0% for both years; expected volatility of 1.012 and 1.214; risk-free interest rate of 3.36% for 2004 and 4.32% for 2002; expected life of 5 years for 2004 and 3 years for 2002. The Company did not grant any stock options in 2003.

Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because change in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The Company currently applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. The Company applies the fair value method in accounting for stock options issued to consultants (including marketing agents).

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $1,000 in 2004, $6,000 in 2003, and $55,000 in 2002.

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31

	2004	2003	2002

(Loss) income from continuing operations	$(156)	$(282)	$494
Total stock-based employee compensation expense
determined under fair value based method for
all awards, net of related tax effects	(136)	(306)	(273)

Proforma (loss) income from continuing operations	(292)	(588)	221
Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,419)	(1,654)	(1,204)
Preferred stock dividends	430	1,759	3,263

Pro forma loss applicable to common stockholders	$(2,849)	$(3,413)	$(4,467)

Loss per share from continuing operations:
Basic and diluted- as reported	$(0.02)	$(0.31)	$(0.42)
Basic and diluted - pro forma	$(0.02)	$(0.35)	$(0.47)

Loss per share from discontinued operations:
Basic and diluted - as reported	$(0.05)	$(0.17)	$(0.22)
Basic and diluted - pro forma	$(0.05)	$(0.17)	$(0.22)

Loss per share:
Diluted - as reported	$(0.07)	$(0.48)	$(0.64)
Diluted - pro forma	$(0.07)	$(0.52)	$(0.69)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income or loss for future years.

NOTE 14 — REINSURANCE

The Insurance Subsidiaries cede insurance to other insurers and reinsurers on both life and accident and health business. Reinsurance agreements are used to limit maximum losses and provide greater diversity of risk. Each Insurance Subsidiary remains liable to policyholders to the extent the reinsuring companies are unable to meet their treaty obligations. Total premiums ceded to other companies were $3.2 million, $3.7 million and $4.0 million for 2004, 2003 and 2002, respectively. Face amounts of life insurance in force ceded approximated $10.1 million, $13.5 million and $17.2 million at December 31, 2004, 2003 and 2002, respectively. Benefits and claims ceded to other companies were $3.2 million, $3.9 million and $3.7 million, respectively.

The Insurance Subsidiaries reinsure their respective risks under their Medical Expense policies on an excess of loss basis so that its net payments on any one life insured under the policy are limited for any one calendar year to $150,000. Risks under its Medicare Supplement policies are not reinsured. Risks under certain Accidental Death policies are one hundred percent (100%) reinsured. Under its life insurance reinsurance agreement, FLICA and NFL retain fifty percent (50%) of the coverage amount of each of its life insurance policies written prior to June 30, 2004 and in force up to a maximum of $65,000. NFL reinsures, through an excess of loss reinsurance treaty, a closed block of annually renewable term life insurance policies. NFL’s retention limit is $25,000 per year. In accordance with industry practice, the reinsurance arrangements in force with respect to these policies are terminable by either party with respect to claims incurred after the termination and expiration dates. All reinsurers of the Company’s Insurance Subsidiaries are rated “A” or higher by the A.M. Best Company.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

The Company’s future minimum lease payments for non-cancelable operating leases, relating primarily to office facilities and data processing equipment having a remaining term in excess of one year, at December 31, 2004 aggregated $3.6 million. The amounts due by year are as follows: 2005 — $734,000; 2006 — $678,000; 2007 — $573,000; 2008 — $560,000; 2009 — $507,000; and thereafter — $546,000. Aggregate rental expense included in the consolidated financial statements for all operating leases approximated $1.6 million, $2.2 million and $1.8 million in 2004, 2003 and 2002, respectively.

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

NOTE 16 — QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized quarterly financial information for each of the Company’s last two years of operations is as follows:

	Quarter Ended

	March 2004	June 2004	September 2004	December 2004

	(in thousands)
Premium income	$23,793	$23,038	$23,090	$22,318
Net investment income	1,402	1,329	1,362	1,353
Net realized (loss) gain on investments	(2)	(3)	(15)	161
Fee, service and other income (1)	1,475	1,400	1,330	1,222

Total revenues	$26,668	$25,764	$25,767	$25,054

Income (loss) from continuing operations	271	1,234	(2,269)	608
Loss from discontinued operations (1)	(200)	(185)	(1,458)	(284)
Net income (loss)	71	1,049	(3,727)	324
Preferred stock dividend	430	-	-	-
(Loss) income applicable to common stockholders	(359)	1,049	(3,727)	324
Basic and diluted (loss) income per share from continuing
operations	$(0.01)	$0.02	$(0.04)	$0.01
Basic and diluted loss per share from discontinued operations	$(0.01)	$-	$(0.03)	$-
Basic and diluted loss per common share	$(0.02)	$0.02	$(0.07)	$0.01

	Quarter Ended

	March 2004	June 2004	September 2004	December 2004

	(in thousands)
Premium income	$26,309	$25,440	$25,561	$24,264
Net investment income	1,680	1,555	1,563	1,353
Net realized gain (loss) on investments	109	168	53	(92)
Fee, service and other income (1)	2,436	2,768	2,396	1,812

Total revenues	$30,534	$29,931	$29,573	$27,337

Income (loss) from continuing operations (2)	455	548	(723)	(562)
Loss from discontinued operations (1)	(266)	(186)	(305)	(309)
Net income (loss) (2)	189	362	(1,028)	(871)
Preferred stock dividend	869	890	-	-
Loss applicable to common stockholders	(680)	(528)	(1,028)	(871)
Basic and diluted loss per share from continuing operations	$(0.06)	$(0.05)	$(0.11)	$(0.08)
Basic and diluted loss per share from discontinued operations	$(0.04)	$(0.03)	$(0.05)	$(0.05)
Basic and diluted loss per common share	$(0.10)	$(0.08)	$(0.16)	$(0.13)

(1)

In October 2004, the Company sold its printing subsidiary, Westbridge Pringint Services, Inc. (“WPS”). The operating results of WPS are presented as loss from discontinued operations. Fee, service and other income has been restated to exclude the service income attributable to WPS.

(2)

For the quarters ended September 2003 and December 2003, Series A redeemable convertible preferred stock dividends of $914 and $937, respectively, were recorded as interest expense as required under FAS150.

NOTE 17 – FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating fair value disclosures for financial instruments:

Cash and short-term investments.     The carrying amount reported in the balance sheets for cash and short-term investments approximates its fair value.

Accounts receivable and accounts payable.      The carrying amounts reported in the balance sheets for accounts receivable and accounts payable approximates their fair value.

Available-for-sale securities.     The fair values for available-for-sale securities are based on quoted market prices (See Note 6).

Notes payable.     The carrying amounts of the Company’s notes payable approximate their fair value.

SCHEDULE II

USHEALTH GROUP, INC. (PARENT COMPANY)
CONDENSED BALANCE SHEETS

(in thousands)

	December 31,

	2004	2003

Assets:
Cash	$589	$441
Short-term investments	1,506	420
Fixed maturities:
Available-for-sale at market value (amortized
cost $1,418 and $1,494)	1,431	1,488
Equity securities, at market value	17	10
Investment in consolidated subsidiaries	52,645	48,262
Receivables from affiliates	1,060	3,063
Other assets	598	47

Total Assets	$57,846	$53,731

Liabilities:
Notes payable to related party	$16,228	$15,270
Payable to subsidiaries	3,013	642
Other liabilities	3,865	488

Total Liabilities	23,106	16,400

Stockholders' Equity:
Redeemable Convertible Series B Preferred Stock	-	37,504
Common stock	506	65
Capital in excess of par value	66,580	29,143
Accumulated other comprehensive income	2,824	3,059
Retained Deficit	(35,170)	(32,440)

Total Stockholders' Equity	34,740	37,331

Total Liabilities, Redeemable Convertible
Preferred Stock and Stockholders' Equity	$57,846	$53,731

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

USHEALTH GROUP, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Net investment income	$108	$9	$18
Realized gain on investments	1	(2)	-

	109	7	18

General and administrative expenses	4,162	1,041	646
Interest expense on notes payable	966	2,450	2,199
Taxes, licenses and fees	41	51	63
Interest expense on redeemable convertible Series A
preferred stock	-	1,851	-

	5,169	5,393	2,908

Loss from continuing operations before income taxes and
equity in undistributed net earning of subsidiaries	(5,060)	(5,386)	(2,890)
Federal income taxes	-	-	-

	(5,060)	(5,386)	(2,890)
Equity in undistributed net income of subsidiaries	4,904	5,104	3,384

(Loss) income from continuing operations	(156)	(282)	494
Loss from discontinued operations, including loss on
disposal in 2004 of ($1,369)	(2,127)	(1,066)	(1,425)
Federal income tax expense	-	-	-

Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,283)	(1,348)	(931)
Preferred stock dividends	430	1,759	3,263

Loss applicable to common shareholders	$(2,713)	$(3,107)	$(4,194)

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

USHEALTH GROUP, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Year Ended December 31,

	2004	2003	2002

	(in thousands)
Net loss	$(2,283)	$(1,348)	$(931)
Other comprehensive (loss) income:
Unrealized holding gain (loss) arising during period	26	-	(4)
Reclassification adjustment of (loss) gain on sales of
investments included in net income	(1)	2	-
Other comprehensive (loss) income on
investment in subsidiaries:
Unrealized holding (loss) gain during period	(120)	(160)	3,494
Reclassification adjustment of (gain) loss on sales of
investments included in net loss	(140)	(240)	88

Comprehensive (loss) income	$(2,518)	$(1,746)	$2,647

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

USHEALTH GROUP, INC. (PARENT COMPANY)
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Redeemable Convertible Series B Preferred Stock		Common Stock		Capital in Excess of Par	Accumulated Other Comp.	Retained	Total Stockholders'
	Shares	Amount	Shares	Amount	Value	Gain(Loss)	Deficit	Equity

Balance at January 1, 2002	-	$-	6,500,000	$65	$28,017	$(121)	$(25,139)	$2,822
Net loss							(931)	(931)
Series A preferred stock dividends							(3,263)	(3,263)
Other comprehensive income						3,578		3,578
Amortization of unearned compensation					55			55
Common stock options exercised			17,100	-				-

Balance at December 31, 2002	-	-	6,517,100	65	28,072	3,457	(29,333)	2,261
Net loss							(1,348)	(1,348)
Series A preferred stock dividends							(1,759)	(1,759)
Other comprehensive loss						(398)		(398)
Amortization of unearned compensation					6			6
Waiver of facility fee on notes payable to related party					1,353			1,353
Common stock options exercised			15,000	-				-
Redeemable convertible Series B preferred stock issued	37,504	37,504			(288)			37,216

Balance at December 31, 2003	37,504	37,504	6,532,100	65	29,143	3,059	(32,440)	37,331
Net loss							(2,283)	(2,283)
Series B preferred stock dividends					430		(430)	-
Other comprehensive loss						(235)		(235)
Amortization of unearned compensation and other					1		(17)	(16)
Common stock options exercised			79,750	1				1
Conversion of Series B redeemable convertible preferred stock to common stock	(37,504)	(37,504)	43,995,026	440	37,006			(58)

Balance at December 31, 2004	-	$-	50,606,876	$506	$66,580	$2,824	$(35,170)	$34,740

The financial statements should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE II

USHEALTH GROUP, INC. (PARENT COMPANY)
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
STATEMENT OF CASH FLOWS
(in thousands)

	Year Ended December 31,

	2004	2003	2002

Cash Flow from Operating Activities:
Net loss	$(2,283)	$(1,348)	$(931)
Adjustments to reconcile net loss to cash used for operating activities:
Equity in undistributed net income of subsidiaries	(4,146)	(4,038)	(1,959)
Decrease (increase) in receivables from subsidiaries	2,003	(1,166)	(1,242)
(Increase) decrease in other assets	(551)	169	187
Increase (decrease) in other liabilities	3,377	(1,038)	(753)
Increase (decrease) in payables to subsidiaries	2,371	(2,171)	(362)
Interest expense on notes payable to related party	958	1,741	1,542
Interest expense on redeemable convertible Series A preferred stock	-	1,851	-
Other, net	(2,521)	2,363	1,176

Net Cash Used For Operating Activities	(792)	(3,637)	(2,342)

Cash Flow from Investing Activities:
Proceeds from sale of fixed maturity investments	546	-	-
Cost of fixed maturity investments acquired	(470)	(1,494)	-
Proceeds from equity securities sold	-	7	-
Net change in short-term and other investments	(1,086)	(392)	279
Dividends received from subsidiaries	1,951	7,795	2,325
Capital contributions to subsidiaries	(1)	(2,185)	(812)

Net Cash Provided by Investing Activities	940	3,731	1,792

Increase (Decrease) in Cash During the Period	148	94	(550)
Cash at Beginning of Period	441	347	897

Cash at End of Period	$589	$441	$347

The financial statement should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.

SCHEDULE III

SUPPLEMENTARY INSURANCE INFORMATION

(in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits, Losses, Claims and Loss Expenses	Other Policy Claims And Benefits Payable	Premium Revenue	Net Investment Income	Benefits and Claims Expense	Amortization of Policy Acquisition Costs	Other Operating Expenses	Premiums Written*

Year Ended December 31, 2004:
Total	$20,700	$53,493	$24,619	$92,239	$5,446	$60,344	$7,665	$35,369	$92,626

Year Ended December 31, 2003:
Total	$21,819	$54,872	$26,196	$101,574	$6,151	$68,536	$7,433	$41,688	$101,957

Year Ended December 31, 2002:
Total	$22,546	$60,660	$30,899	$111,048	$7,722	$78,299	$9,261	$39,865	$112,513

*Premium Written - Amounts do not apply to life insurance/other.

SCHEDULE IV

REINSURANCE

(in thousands, except percentages)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net

Year Ended December 31, 2004
Life insurance in force	$35,056	$10,052	$-	$25,004	-

Premiums:
Life	$482	$(29)	$-	$511	-
Accident and health	93,432	3,180	1,179	91,431	1.3%
Other	297	-	-	297	-

Total premiums	$94,211	$3,151	$1,179	$92,239	1.3%

Year Ended December 31, 2003
Life insurance in force	$43,675	$13,533	$-	$30,142	-

Premiums:
Life	$557	$151	$-	$406	-
Accident and health	102,974	3,546	1,460	100,888	1.4%
Other	280	-	-	280	-

Total premiums	$103,811	$3,697	$1,460	$101,574	1.4%

Year Ended December 31, 2002
Life insurance in force	$53,054	$17,200	$-	$35,854	-

Premiums:
Life	$587	$100	$-	$487	-
Accident and health	113,077	3,854	1,013	110,236	0.92%
Other	325	-	-	325	-

Total premiums	$113,989	$3,954	$1,013	$111,048	0.91%

SCHEDULE V

VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Additions (Reductions) Charged to Costs and Expenses	Deductions (Charge-Off)	Balance at End Of Period

Year Ended December 31, 2004:
Allowance for doubtful agents' receivables	$3,439	$183	$(21)	$3,601

Deferred tax valuation allowance	$18,385	$(680)	$80	$17,785

Year Ended December 31, 2003:
Allowance for doubtful agents' receivables	$4,630	$781	$(1,972)	$3,439

Deferred tax valuation allowance	$15,998	$2,251	$136	$18,385

Year Ended December 31, 2002:
Allowance for doubtful agents' receivables	$4,013	$617	$-	$4,630

Deferred tax valuation allowance	$17,841	$(667)	$(1,176)	$15,998

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.     Under the supervision and with the participation of USHEALTH’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of December 31, 2004, the end of the period covered by this report. Based on such evaluation, USHEALTH’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2004, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by USHEALTH in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls.     There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to material affect, these controls during the period covered by this annual report.

PART III

ITEM 10 — DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. The Company’s Certificate of Incorporation and Bylaws provide that the members of the Board shall be divided into three classes with approximately one-third of the directors to stand for election each year for three-year terms. The total number of directors comprising the Company’s Board is currently set by the Board pursuant to the Company’s Bylaws at seven (7). The following is certain information concerning each member of the Board as of January 31, 2005:

Benjamin M. Cutler, age 60, has been a director of Ascent since September 2004 and, likewise, has served as Chairman of the Board and Chief Executive Officer of the Company since September 2004. From October 2002 to August 2004, Mr. Cutler was Chairman of Assurant Health and Executive Vice President of Assurant, Inc. and from 1996 through 2002, Mr. Cutler served as President and Chief Executive Officer of Fortis Health (now known as Assurant Health). Mr. Cutler also serves on the Board of Directors of Marshall Funds, Inc.

Alan H. Freudenstein, age 40, has been a director of Ascent since the 2003 Annual Meeting of Stockholders. Mr. Freudenstein is a Managing Director in the Private Equity Division of CSFB. He is also President of Credit Suisse First Boston Management LLC and Special Situations Holdings, Inc. — Westbridge (see Item 13 “Stock Ownership – Principal Stockholders” and “Certain Relationships and Related Transactions”). From 1992 through July 2000, Mr. Freudenstein was a Managing Director at Bankers Trust Company, where he was responsible for incubation and venture investments within the New World Ventures Group.

George R. Hornig, age 50, has been a director of Ascent since the 2003 Annual Meeting of Stockholders. Mr. Hornig is a Managing Director of CSFB and Chief Operating Officer of its Private Equity Division (see Item 13 “Stock Ownership – Principal Stockholders” and “Certain Relationships and Related Transactions”). He is also the Chief Financial and Administrative Officer of Credit Suisse First Boston Advisory Partners, LLC. From 1993 through October 1999, Mr. Hornig was an Executive Vice President of Deutsche Bank Americas where he was responsible for the holding company’s administration and operations for the Americas. He also currently serves as a Director for Forrester Research, Inc. and Pacific Fiber Company, L.P.

Gregory M. Grimaldi, age 31, has been a director of Ascent since January 1, 2004. Mr. Grimaldi is a Vice President of CSFB (see Item 13 “Stock Ownership – Principal Stockholders” and “Certain Relationships and Related Transactions”). From 1998 to 2000 he was an Associate at Insight Capital Partners and from 1996 to 1998, he was an analyst at Merrill Lynch. Mr. Grimaldi also serves as a director of Longitude, Inc.

David G. Kaytes, age 50, has been a director of Ascent since January 22, 2004. Mr. Kaytes is a managing director of Novantas, LLC, a management consulting firm. From 1995 to 1999, he was a managing vice president of First Manhattan Consulting Group, a business consulting firm.

Michael A. Kramer, age 36, has been a director of Ascent since 1999. Mr. Kramer is a Partner in Greenhill & Co., an investment banking firm. From 1989 through January 2001, Mr. Kramer was a managing director in Houlihan, Lokey, Howard & Zukin’s New York office where he led many of the firm’s largest restructuring and M&A engagements.

Paul E. Suckow, age 57, has been a director of Ascent since 1999. Mr. Suckow has been an adjunct professor for Villanova University since August 1999. From 1993 to 1999, Mr. Suckow was Executive Vice President and Chief Investment Officer, Fixed Income at Delaware Investment Advisers, Inc. where he managed a $10.5 billion portfolio of fixed income assets. He also currently serves as a director for Doane Pet Care Company.

The three-year terms of Messrs. Cutler, Grimaldi and Kaytes will expire in 2007. The three-year terms of Messrs. Freudenstein and Hornig will expire in 2006. The three-year terms of Messrs. Kramer and Suckow will expire in 2005.

Under the Exchange Agreement dated as of December 31, 2003 between the Company and affiliates of CSFB (the “Exchange Agreement”), two members of the Board (who will be entitled to appoint their successors) will be required to be independent of both CSFB and the Company until such time as the Company no longer has any stockholders who are not affiliated with CSFB or, if sooner, upon a sale of the Company to an unaffiliated third party (the “Independent Directors”). To qualify as an Independent Director, a director must not be an officer of the Company or any of its subsidiaries, must not otherwise be an affiliate of CSFB and must qualify as “independent” under the rules or listing standards of any securities exchange or market on which any of the Company’s securities are listed or approved for trading or, if not so listed or approved, the rules or listing standards of the Nasdaq Stock Market. The current Independent Directors are Michael A. Kramer and Paul E. Suckow. Under the terms of the Exchange Agreement, the consent of the Independent Directors is required for certain transactions between CSFB and its affiliates and the Company, and CSFB and its affiliates are required to vote their shares of Common Stock in favor of the election of the Independent Directors.

Executive Officers. The following is certain information concerning each executive officer of the Company who is not also a director as of January 31, 2005. Except as indicated below under “Employment Agreements”, there are no arrangements or understandings between any executive officer and any other person pursuant to which such executive officer was appointed.

Patrick H. O’Neill, age 54, joined the Company in September 1997 as Senior Vice President, General Counsel and Secretary. In November 1997, he was promoted to Executive Vice President. Prior to joining the Company and since 1990, he served as founder and President of the Law Offices of Patrick H. O’Neill, P.C.

Konrad H. Kober, age 46, was promoted to Senior Vice President and Chief Administration Officer in March 1999. In July 1990, he joined the Company as Assistant Vice President of Claims Review/Communications and was promoted in June 1994 to Vice President of Claims Administration.

Cynthia B. Koenig, age 47, joined the Company in March 1999 as Senior Vice President, Chief Financial Officer and Treasurer. From 1993 to 1998, she held various finance positions at TIG Holdings, Inc. and its subsidiary, TIG Insurance Company, most recently Vice President-Controller and Chief Accounting Officer.

Audit Committee. The Audit Committee of the Board is composed of three directors, Alan H. Freudenstein, Gregory M. Grimaldi and Paul E. Suckow, two of whom (Messrs. Freudenstein and Grimaldi) would not be considered “independent” under the listing standards of Nasdaq (if they were applicable to the Company) by virtue of their relationships with CSFB, the Company’s largest stockholder (see Item 13 “Certain Relationships and Related Transactions”). The Board has determined that Mr. Suckow is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of the Common Stock, to file with the SEC reports of ownership and changes in ownership of the Common Stock. Directors, executive officers and greater-than-10% stockholders are required by regulations of the SEC to furnish the Company with copies of all Section 16(a) reports they file. Based solely on review of the copies of such reports furnished to the Company or written representations that no other reports were required, the Company believes that, during 2004, the Company’s directors, executive officers and greater-than-10% stockholders complied with the foregoing requirements, except that Michael A. Kramer did not file his Form 5 until March 5, 2004.

Code of Ethics. The Board has adopted a Code of Ethics that applies to the Company’s officers and employees, including its principal executive, financial and accounting officers and persons performing similar functions. The Code of Ethics will be made available, without charge, upon written request made to the Secretary of the Company at its principal executive offices.

ITEM 11 — EXECUTIVE COMPENSATION

Summary of Compensation. The following table sets forth the compensation paid or accrued by the Company and its subsidiaries for services in all capacities during each of the last three years by (1) the Company’s Chief Executive Officer, (2) the Company’s former Chief Executive Officer and (3) all other executive officers of the Company (collectively, the “Named Executive Officers”), for the year ended December 31, 2004.

Name and		Annual Compensation						Long-Term Compensation/ Securities Underlying	All Other
Principal Position	Year	Salary		Bonus		Other		Options	Compensation(1)

Benjamin M. Cutler	2004		$83,332		$166,666		$-	5,025,619	$ -
Chairman of the Board and	2003		$-		$-		$-	-	$ -
Chief Executive Officer	2002		$-		$-		$-	-	$ -

Patrick J. Mitchell(2)	2004		$309,148		$95,278		$-	-	$ 637,950
Former Chairman of the Board and	2003		$400,000		$80,000		$-	-	$ 6,000
Chief Executive Officer	2002		$400,000		$140,000		$-	-	$ 67,419

Patrick H. O'Neill(3)	2004		$300,000		$78,750		$-	-	$ 6,150
Executive Vice President,	2003		$300,000		$45,000		$-	-	$ 6,011
General Counsel and Secretary	2002		$286,000		$75,075		$-	-	$ 19,021

Konrad H. Kober	2004		$185,000		$48,563		$-	-	$ 4,432
Senior Vice President and	2003		$175,000		$26,250		$-	-	$ 4,375
Chief Administration Officer	2002		$165,000		$43,313		$-	-	$ 2,595

Cynthia B. Koenig	2004		$185,000		$48,563		$-	-	$ 6,150
Senior Vice President,	2003		$175,000		$26,250		$-	-	$ 6,000
Chief Financial Officer and Treasure	2002		$165,000		$43,313		$-	-	$ 3,735

1.	Represents matching contributions of the Company credited to the named executive officers under the Company’s 401(k) benefit plan except as indicated in notes (2) and (3) below.
2.

For 2004, all other compensation includes $631,800 for amounts paid upon resignation pursuant to Mr. Mitchell’s extension of employment agreement dated March 16, 2004. For 2002, all other compensation includes $64,869, for interest paid on deferred payments pursuant to Mr. Mitchell’s employment agreement dated September 16, 2001.

3.	For 2002, all other compensation includes $15,940 for interest paid on deferred payments pursuant to Mr. O’Neill’s employment agreement dated September 16, 2001.

Employment Agreements. The Registrant has entered into an employment agreement with Benjamin M. Cutler pursuant to which Mr. Cutler is employed as the Chairman of the Board, President and Chief Executive Officer for a period of five years commencing on September 1, 2004, the “Cutler Employment Agreement”. Mr. Cutler has a base salary of $250,000 that will be reviewed annually for increase at the sole discretion of the Board. In addition to base salary, Mr. Cutler is entitled to receive an annual performance bonus (“Annual Bonus”) for each fiscal year based upon the attainment of performance criteria approved by the Board. The minimum Annual Bonus in the event that target performance is attained is 200% of the base salary in effect on the last day of the applicable fiscal year. However, for the partial calendar year 2004 and full calendar year 2005, the minimum Annual Bonus is $166,666 and $500,000, respectively, regardless of whether performance targets are achieved. Mr. Cutler is also entitled to participate in and receive all benefits under any other short-term or long-term incentive program, savings and retirement plans, and welfare benefit plans, practices, policies and programs maintained or provided by the Registrant for the benefit of senior executives. Mr. Cutler will receive a monthly allowance for reasonable personal living expenses as agreed to by the Board.

Mr. Cutler will receive options to purchase 9.9% of the common stock of the Registrant at an exercise price equal to the fair market value of such shares as determined by the Board on the Early Exercise Date (as defined in the Cutler Employment Agreement). Such options will vest in five equal installments on each of the first five anniversaries from September 1, 2004, provided Mr. Cutler is an employee on each applicable vesting date. In addition, the vesting of options may be accelerated by a Change in Control (as defined in the Cutler Employment Agreement). The obligation to grant the common stock options may be partially satisfied by an option granted with respect to up to 10% of the fully-diluted shares of common stock of the Registrant beneficially owned by CSFB. As of September 1, 2004, CSFB owned approximately 93% of the Registrant’s outstanding common stock. Common stock options granted to Mr. Cutler will have a duration of ten years, except that (i) if his employment with the Registrant terminates for any reason other than for Cause (as defined in the Cutler Employment Agreement), Disability (as defined in the Cutler Employment Agreement) or death, any then vested but unexercised options shall be exercisable for three months following such termination, (ii) if his employment with the Registrant terminates due to Disability or death, any then vested but unexercised options shall be exercisable for six months following such termination, and (iii) if his employment with the Registrant terminates for Cause (as defined in the Cutler Employment Agreement), all unexercised options (including any vested options) shall terminate immediately upon such termination.

An additional equity pool of 20.1% (subject to adjustment to 20% in the event of certain transactions) of the fully-diluted shares of the Registrant as of September 1, 2004 is to be reserved for options and/or other equity awards to be granted to other employees as recommended by management and approved by the Board (or a designated committee thereof). In the event that such additional pool is not entirely allocated to grants made to other employees, Mr. Cutler shall be eligible to receive additional options and/or other equity awards with respect to such unallocated shares available in such pool, up to a maximum level of 15% (including the shares subject to the initial options granted to Mr. Cutler) of the fully-diluted shares of common stock of the Registrant as of September 1, 2004. If such additional pool is allocated to grants made to other employees, then Mr. Cutler will not receive any options or other equity awards in addition to the initial options granted to him.

In the event of the consummation of (i) a Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) or (ii) any pay down of Registrant debt held by CSFB (“CSFB Debt”), Mr. Cutler shall be eligible to receive a one-time liquidation sharing amount of either $2,000,000 or a pro-rata share of any such pay down of CSFB Debt, respectively, in either case ranking pari passu to the amounts which are able to be retained by CSFB, including after giving effect to the subordination of such debt. Any amounts due and payable to Mr. Cutler will also include an additional amount equal to the proportionate amount of interest which would be paid relative to a notional principal amount of $2,000,000, if the CSFB Debt were increased by $2,000,000 as of September 1, 2004, such additional amount to be paid to Mr. Cutler at the same time as interest is paid on the CSFB Debt.

In the event of the consummation of a Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) while Mr. Cutler is an employee, Mr. Cutler will be eligible to receive a one-time liquidity performance bonus calculated pursuant to the applicable provisions of the Employment Agreement. In general, such bonus shall consist of 10% of the dollar amount of consideration allocable to CSFB in respect of debt obligations and/or securities of the Registrant and its subsidiaries in the Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) in excess of the amount required for CSFB to achieve a rate of return of 25% (additional amounts may be payable to Mr. Cutler depending on CSFB’s rate of return in the Qualifying Liquidity Event (as defined in the Cutler Employment Agreement).

Either the Registrant or Mr. Cutler may terminate the Cutler Employment Agreement and Mr. Cutler’s employment at any time for any reason upon 7 days prior written notice to the other party. Upon any termination of the Cutler Employment Agreement, the Registrant shall have no liability or obligations whatsoever to Mr. Cutler except for (i) the liquidation sharing amount described above, (ii) obligations for common stock options as described above, (iii) the one-time liquidity performance bonus described above, if a definitive agreement for a Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) has been entered into before July 1, 2010 and if there in no termination for Cause (as defined in the Cutler Employment Agreement), (iv) accrued but unused vacation, (v) accrued but unpaid base salary, (vi) earned but unpaid Annual Bonus and (vii) unreimbursed business expenses.

The Registrant also entered into a separate employment agreement dated December 18, 2002 and extended on March 16, 2004 with Patrick H. O’Neill under which Mr. O’Neill is employed as Executive Vice President, General Counsel and Secretary of the Company for a period ending on March 15, 2005, the “O’Neill Employment Agreement”. Mr. O’Neill has a base salary of $300,000 and such base salary will be reviewed annually for increase at the sole discretion of the Board or the Compensation Committee thereof. In addition to base salary, Mr. O’Neill is entitled to receive an annual cash bonus, determined by the Board or an executive committee thereof, payable at such time as similar bonuses are payable to senior management of the Registrant and its subsidiaries. Mr. O’Neill is also entitled to participate in and receive all benefits under any other short-term or long-term incentive program (“LTIP”), savings and retirement plans, and welfare benefit plans, practices, policies and programs maintained or provided by the Registrant and/or its subsidiaries for the benefit of senior executives.

If Mr. O’Neill’s employment is terminated by reason of death or “disability” (as defined in the O’Neill Employment Agreement), Mr. O’Neill, his estate or legal representative will receive (a) a lump sum payment equal to any accrued but unpaid base salary; (b) a lump sum payment of any incentive bonus, annual bonus, LTIP award awarded but not yet paid as of the termination date; (c) in the case of death, any other compensation and benefits including life insurance, as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant, except any other severance benefit of the Registrant; and (d) in the case of disability, (i) continuation of Mr. O’Neill’s health and welfare benefits at the level in effect on the termination date through the end of the one-year period following the termination of Mr. O’Neill’s employment due to disability (or the Registrant shall provide the economic equivalent thereof), and (ii) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant, except any other severance benefit of the Registrant.

If Mr. O’Neill’s employment is terminated by the Registrant for “cause” (as defined in the O’Neill Employment Agreement), Mr. O’Neill will be entitled to, among other things, (a) a lump sum payment equal to any accrued but unpaid base salary; (b) a lump sum payment of any incentive bonus, annual bonus, LTIP award awarded but not yet paid as of the termination date; and (c) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant, except any other severance benefit of the Registrant.

If Mr. O’Neill’s employment is terminated by the Registrant “without cause” or for “good reason” (as defined in the O’Neill Employment Agreement), Mr. O’Neill will be entitled to, among other things, (a) a lump sum payment equal in amount to 117% of the sum of (i) Mr. O’Neill’s base salary and (ii) the highest of either the incentive bonus or annual bonus awarded to Mr. O’Neill within five (5) years prior to the termination date; provided, however, if Mr. O’Neill has received a “Change in Control Payment” (as defined below) prior to the date of termination, then the lump sum payment described immediately above shall not be due; (b) a lump sum payment of any base salary accrued and incentive bonus or LTIP award awarded but not yet paid as of the termination date; and (c) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant.

If Mr. O’Neill’s employment is terminated “voluntarily” (as defined in the O’Neill Employment Agreement) by Mr. O’Neill, he will be entitled to, among other things, (a) a lump sum payment equal to any accrued but unpaid base salary; (b) a lump sum payment of any annual bonus, incentive bonus and LTIP award awarded but not yet paid as of the termination date; and (c) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant, except any other severance benefit of the Registrant.

If the O’Neill Employment Agreement is allowed to “expire” (as defined in the O’Neill Employment Agreement), Mr. O’Neill will be entitled to, among other things, (a) a lump sum payment equal to any accrued but unpaid base salary; (b) a lump sum payment of any annual bonus, incentive bonus and LTIP award awarded but not yet paid as of the termination date; and (c) any other compensation and benefits as may be provided in accordance with the terms and provisions of any applicable plans and programs of the Registrant, except any other severance benefit of the Registrant.

In addition to any other payments to which Mr. O’Neill may be entitled under the terms of the O’Neill Employment Agreement, the Registrant shall make a lump sum payment equal in amount to the sum of (a) 117% of the sum of (i) Mr. O’Neill’s base salary (as provided for by Section 5.1 of the O’Neill Employment Agreement), and (ii) the highest of either the 2001 Annual Bonus, 2002 Annual Bonus, or any other annual or incentive bonus awarded to him within five (5) years prior to the date of a “Change in Control” (as defined in the O’Neill Employment Agreement), and (b) One Hundred Fifty Thousand Dollars ($150,000), within five (5) days following a Change of Control (as defined in the O’Neill Employment Agreement) occurring during the term of employment (the “Change of Control Payment”). Notwithstanding the foregoing, Mr. O’Neill shall be entitled to receive the Change of Control Payment as provided in the previous sentence if Mr. O’Neill’s employment with the Registrant is terminated for any reason during the term of employment, but prior to the date on which a Change of Control (as defined in the O’Neill Employment Agreement) occurs, if he can reasonably demonstrate that such termination (i) was at the request or suggestion of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or in anticipation of a Change of Control.

If any payment or distribution to Mr. O’Neill by the Registrant or any subsidiary or affiliate would be subject to any “golden parachute payment” excise tax or similar tax, and if, and only if, such payments less the excise tax or similar tax is less than the maximum amount of payments which could be payable to him without the imposition of the excise tax or similar tax and after taking into account any reduction in the total payments provided by reason of Section 280G of the Internal Revenue Code, (a) any cash payments under the O’Neill Employment Agreement shall first be reduced (if necessary, to zero), and (b) all other non-cash payments shall next be reduced.

If Mr. O’Neill’s employment is terminated by the Registrant for cause or voluntarily by Mr. O’Neill, for a period of twelve months from the termination date, Mr. O’Neill shall not (i) directly or indirectly divert, solicit or take away the patronage of (a) any customers or agents of the Registrant or any affiliate as of the relevant termination date, or (b) any prospective customers or agents of the Registrant or any affiliate whose business the Registrant was actively soliciting on the relevant termination date, and with which he had business contact while employed by the Registrant, or (ii) directly or indirectly induce or solicit any employees or agents of the Registrant or any affiliate to leave or terminate their employment or agency relationship with the Registrant.

Option Grants. Options of 5,025,619 shares were effectively granted under the Cutler Employment Agreement to Benjamin M. Cutler, Chief Executive Officer, during the fiscal year ended December 31, 2004. The exercise price of the options will equal the fair market value of USHEALTH’s common stock as determined by USHEALTH’s Board in good faith based on generally accepted industry valuation methodologies on the Early Exercise Date (as defined in the Cutler Employment Agreement). Such options will vest in five equal installments on each of the first five anniversaries from September 1, 2004, provided Mr. Cutler is an employee on each applicable vesting date. In addition, the vesting of options may be accelerated by a Change in Control (as defined in the Cutler Employment Agreement). The obligation to grant the common stock options may be partially satisfied by an option granted with respect to up to 10% of the fully-diluted shares of common stock of the Registrant beneficially owned by CSFB. As of September 1, 2004, CSFB owned approximately 93% of the Registrant’s outstanding common stock. Common stock options granted to Mr. Cutler will have a duration of ten years, except that (i) if his employment with the Registrant terminates for any reason other than for Cause (as defined in the Cutler Employment Agreement), Disability (as defined in the Cutler Employment Agreement) or death, any then vested but unexercised options shall be exercisable for three months following such termination, (ii) if his employment with the Registrant terminates due to Disability or death, any then vested but unexercised options shall be exercisable for six months following such termination, and (iii) if his employment with the Registrant terminates for Cause (as defined in the Cutler Employment Agreement), all unexercised options (including any vested options) shall terminate immediately upon such termination.

Option Values at December 31, 2004. The following table summarizes information with respect to the number of unexercised options held by the Company’s executive officers as of December 31, 2004.

	Number of Securities Underlying Unexercised Options at December 31, 2004		Value of Unexercised In-The-Money Options at December 31, 2004 (1)

	Exercisable	Unexercisable	Exercisable	Unexercisable
Benjamin M. Cutler	-	5,025,619	-	(2)
Patrick H. O'Neill	160,000	-	$23,400	-
Konrad H. Kober	75,000	-	$10,920	-
Cynthia B. Koenig	75,000	-	$10,920	-

(1)     Valued at $0.40 per share, the closing price per share of Common Stock on December 31, 2004.

(2)     Not determinable as the Early Exercise date has not been determined (see Cutler Employment Agreement).

Long-Term Incentive Plan Awards. Under the Cutler Employment Agreement, in the event of the consummation of (i) a Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) or (ii) any pay down of Registrant debt held by CSFB (“CSFB Debt”), Benjamin M. Cutler, the Company’s Chairman of the Board and Chief Executive Officer, is eligible to receive a one-time liquidation sharing amount of either $2,000,000 or a pro-rata share of any such pay down of CSFB Debt, respectively, in either case ranking pari passu to the amounts which are able to be retained by CSFB, including after giving effect to the subordination of such debt. Any amounts due and payable to Mr. Cutler will also include an additional amount equal to the proportionate amount of interest which would be paid relative to a notional principal amount of $2,000,000, if the CSFB Debt were increased by $2,000,000 as of September 1, 2004, such additional amount to be paid to Mr. Cutler at the same time as interest is paid on the CSFB Debt.

In the event of the consummation of a Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) while Mr. Cutler is an employee, Mr. Cutler will be eligible to receive a one-time liquidity performance bonus calculated pursuant to the applicable provisions of the Cutler Employment Agreement. In general, such bonus shall consist of 10% of the dollar amount of consideration allocable to CSFB in respect of debt obligations and/or securities of the Registrant and its subsidiaries in the Qualifying Liquidity Event (as defined in the Cutler Employment Agreement) in excess of the amount required for CSFB to achieve a rate of return of 25% (additional amounts may be payable to Mr. Cutler depending on CSFB’s rate of return in the Qualifying Liquidity Event (as defined in the Cutler Employment Agreement).

Compensation of Directors. For 2004, each non-employee member of the Board (other than CSFB employees) received a $15,000 annual retainer fee. All non-employee members of the Board received meeting fees of $2,000 per meeting and reimbursement of all reasonable out-of-pocket expenses. In addition, committee meeting fees of $1,000 per committee member and chairman of committee fees of $1,500 were paid as applicable. Meeting fees attributable to CSFB employees were paid to CSFB.

Compensation Committee Interlocks and Insider Participation. The Company’s Compensation Committee is composed entirely of non-employee directors. The following directors, (none of whom was, or has been, an officer or employee of the Company or, any of its subsidiaries), serve on the Company’s Compensation Committee: Alan H. Freudenstein, Gregory M. Grimaldi, Paul E. Suckow. There were no interlocks with other companies within the meaning of the proxy rules of the SEC during 2004.

Board Compensation Committee Report on Executive Compensation. The Compensation Committee (the “Committee”) is responsible for supervising the Company’s compensation policies, approving executive officers’ salaries and bonuses and reviewing the salaries and bonuses of other senior management. The following report on compensation policies applicable to the Company’s executive officers, with respect to compensation reported for the year ended December 31, 2004, was prepared by the Committee.

Executive Compensation Philosophy and Policies

The overriding objective of the Committee’s executive compensation policies is to attract and retain superior executives. The policies are also designed to: (1) align the interests of executive officers and stockholders by encouraging stock ownership by executive officers and by making a significant portion of executive compensation dependent upon the Company’s financial performance; (2) reward individual results by recognizing performance through salary, annual cash incentives and long-term incentives; and (3) manage compensation based on the level of skill, knowledge, effort and responsibility needed to perform the job successfully. For 2004, executive compensation consisted of the following components:

Base Salary — The minimum salary to which the Named Executive Officers were entitled for 2004 was specified in their respective employment agreements and is subject to annual review and increase when deemed appropriate by the Committee. Salary increases, if any, are made, with Committee involvement, on an individual basis to reflect promotions or to maintain the competitiveness of an executive’s salary or to recognize an increase in the executive’s responsibilities.

Incentive Bonus — The employment agreements of the Named Executive Officers provided for an annual cash bonus to be awarded at the determination of the Committee. For 2004, cash bonuses for all officers of the Company and its subsidiaries, including the Named Executive Officers, were determined based upon individual performance and achievement of Company financial goals as evaluated by the Committee.

Stock Options — Stock option awards are intended to retain and motivate executive officers to achieve superior market performance of the Company’s common stock. On March 24, 1999, the Board adopted the Ascent Assurance, Inc. 1999 Stock Option Plan (“1999 Plan”). No stock option awards were granted under the 1999 Plan during 2004. Options of 5,025,619 shares were effectively granted under the Cutler Employment Agreement to Benjamin M. Cutler, Chief Executive Officer, during the fiscal year ended December 31, 2004. The exercise price of the options equals the fair market value of USHEALTH’s common shares as determined by USHEALTH’s Board in good faith based on generally accepted industry valuation methodologies on the Early Exercise Date (as defined in the Cutler Employment Agreement).

Compensation of Chief Executive Officer

Mr. Cutler’s employment with the Company is currently governed by the Cutler Employment Agreement (see “Employment Agreements” under Item 11). The minimum salary to which Mr. Cutler is entitled is specified in the Cutler Employment Agreement and is subject to annual review and increase when deemed appropriate by the Committee. In addition, the annual cash bonus and benefits, from long-term incentive plans, provided for under the Cutler Employment Agreement are determined by the Committee.

Submitted by the Compensation Committee:

Alan H. Freudenstein	Gregory M. Grimaldi	Michael A. Kramer

Performance Graph. The following line graph demonstrates the performance of the cumulative total return to the holders of the Company’s Common Stock in comparison to the cumulative total return on the Russell 2000 Index and the SNL <$250M Insurance Asset-Size Index for the period commencing June 30, 1999 (the Company’s new Common Stock began trading on the OTC Bulletin Board after its emergence from Chapter 11 reorganization proceedings on May 28, 1999) through December 31, 2004.

	Period Ending

Index	12/31/99	12/31/00	12/31/01	12/31/02	12/31/03	12/31/04

Ascent Assurance, Inc.	100	56.14	33.68	42.11	8.42	22.46
Russell 2000	100	96.98	99.39	79.03	116.38	137.71
SNL <$250M Insurance Asset-Size Index	100	89.33	108.52	132.58	254.43	382.11

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of January 31, 2005, the number and percentage of shares of Common Stock beneficially owned by the directors of the Company, each of the Named Executive Officers and all executive officers and directors as a group. To the Company’s knowledge, each of the persons listed below has sole voting and investment power as to all shares indicated as owned by him or her.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common stock	Benjamin M. Cutler[1]	5,025,619	10%
Common stock	Patrick H. O'Neill[2]	183,250	*
Common stock	Konrad H. Kober[3]	82,631	*
Common stock	Cynthia B. Koenig[4]	106,925	*
	Alan H. Freudenstein[5]	-	*
	Gregory M. Grimaldi[5]	-	*
	George R. Hornig[5]	-	*
	David G. Kaytes	-	*
Common stock	Michael A. Kramer[6]	22,500	*
Common stock	Paul E. Suckow[6]	22,500	*
Common stock	All executive officers and directors as	5,443,425	11%
	a group (10 persons)[7]

1	Includes 5,025,619 shares that may be acquired at some point in the future with stock options that are not currently exercisable. Such options will vest, in the absence of an “Early Exercise Date,” in five equal installments on each of the first five anniversary dates of the option award date.

2	Includes 160,000 shares that may be acquired with currently exercisable stock options and 9,600 shares held in the Company’s 401(k) plan.

3	Includes 75,000 shares that may be acquired with currently exercisable stock options, and 7,631 shares held in the Company’s 401(k) plan.

4	Includes 75,000 shares that may be acquired with currently exercisable stock options, and 7,425 shares held in the Company’s 401(k) plan.

5	Messrs. Freudenstein, Grimaldi and Hornig are employees of CSFB. Does not include shares owned by CSFB or its affiliates. (see Item 13 “Certain Relationships and Related Transactions”).

6	Includes 22,500 shares that may be acquired with currently exercisable stock options.

7	Includes 355,000 shares that may be acquired with currently exercisable stock options, and 24,656 shares held in the Company’s 401(k) plan.

* Less than 1%.

The following table provides information for the Company’s stock option plans as of December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding securities reflected in Col.(a) ( c )

Equity compensation plans approved by security holders	652,800	$2.17	874,154
Equity compensation plans not approved by security holders	5,025,619	N/A	17,840,551

Total	5,678,419		18,714,705

Stock options are to be granted under the employment contract of the Company’s Chairman and Chief Executive Officer to purchase 5,025,619 shares of USHEALTH’s common stock at an exercise price to be determined by the Board of Directors in good faith based on generally accepted industry valuation methodologies.

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Principal Stockholders. The following table sets forth, as of January 31, 2005, the name and address of each person known by the Company to own beneficially, directly or indirectly, more than five percent of the outstanding shares of common stock (its only class of voting securities):

Name and Address	Number Of Shares	Percent

Special Situations Holdings, Inc. - Westbridge[1]	47,210,376	93%
11 Madison Avenue
New York, New York 10010-3629

1.  A wholly-owned subsidiary of Credit Suisse First Boston LLC

Certain Transactions and Relationships. On March 15, 2004, USHEALTH’s common shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. Preferred stock dividends of $430,000 accrued through March 15, 2004, were forgiven by preferred stockholders and, as a result, were credited to capital in excess of par value, and had no impact on total stockholders’ equity. All outstanding shares of the Series B Preferred Stock were held by Special Situations Holdings, Inc. – Westbridge (“SSHW”), the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

On January 13, 2005, CSFB filed an amended Schedule 13D disclosing that, based on its continuing evaluation of its investment in the Company, CSFB intends to consider whether to effect a short-form merger pursuant to Section 253 of the General Corporation Law of the State of Delaware (the “DGCL”) in which SSHW holds greater than 90% of the common stock (“Merger Co”) would merge with and into USHEALTH, with USHEALTH continuing as the surviving corporation (the “Merger”). Pursuant to the Merger, each share of common stock (other than common stock held in the treasury or held by Merger Co) would be automatically converted into the right to receive an amount in cash as determined, without interest thereon. Depending upon market conditions and other factors and circumstances deemed relevant, and subject to the restrictions set forth in the Exchange Agreement dated December 31, 2003, CSFB will consider whether to effect the Merger in 2005. In the event the Merger is effected during 2005, it is intended that the consideration to the public holders will be in cash at a price per share, which constitutes fair value as reasonably determined after subtracting debt and other liabilities of the Company and its subsidiaries, within the meaning of Section 262 of the DGCL. Upon consummation of the Merger, if it occurs, CSFB will beneficially own 100% of the equity interest in USHEALTH, subject to dilution for any entity incentive or similar plans, and would have complete control over USHEALTH’s business.

CSFB also indicated in its filing that it intends to evaluate continuously its investment in USHEALTH and, based on such evaluation or other facts and circumstances, may determine at a future date to adopt plans or intentions different from those set forth in the 13D filing. CSFB specifically reserved the right to increase or decrease its investment in USHEALTH, through privately negotiated purchases or sales of securities, open market purchases or otherwise, and reserved all rights and remedies under the Credit Agreement (See Item 8, Note 5, “CSFB Financing”), including the right to demand payment in full as and when due for repayment or redemption (subject to the terms of the Intercreditor and Subordination Agreement).

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young, LLP (“E&Y”) has served as the independent public accounting firm for the Company for each of the three years in the period ended December 31, 2004. Fees for professional services provided by E&Y for each of the fiscal years, in each of the following categories were:

	2004	2003

Audit fees	$452,000	$355,938
Audit-related fees	17,000	31,500
Tax fees	7,500	-
All other fees	-	-

	$476,500	$387,438

Audit fees include fees associated with: (1) the annual audit, (2) the reviews of the Company’s quarterly reports on Form 10-Q, (3) required domestic statutory audits, and (4) debt compliance reports.

Audit-related fees principally included (1) audits not required by statute or regulation, (2) the employee benefit plan audit, and (3) education and assistance in assessing the impact of proposed standards, rules or interpretations by the SEC, FASB, or other regulatory or standard-setting bodies.

All of E&Y’s fees for 2004 and 2003 were pre-approved by the Audit Committee through a formal engagement letter with E&Y. The Audit Committee’s policy is to pre-approve all services by the Company’s independent accountants, except those for which fees would be less than 3.5% of total annual fees.

PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)         The documents set forth below are filed as part of this report.

(1)  Financial Statements:

Reference is made to Item 8, “Index to Financial Statements and Financial Statement Schedules”.

Financial Statements and Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets at December 31, 2004 and 2003
Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Comprehensive (Loss) Income for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders Equity for the Years Ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to the Consolidated Financial Statements

(2)  Financial Statement Schedules:

Reference is made to Item 8, “Index to Financial Statements and Financial Statement Schedules”.

The following financial statement schedules are filed as part of this report on 10-K and should be read in conjunction with the financial statements:

Schedule II – Condensed Financial Information of RegistrantSchedule
III – Supplementary Insurance InformationSchedule
IV – ReinsuranceSchedule
V – Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(3)  Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

3.6*	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation dated March 3, 2005.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2	Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3	Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 1998).

10.4	Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 1998).

10.5	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.7	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.8	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.9	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent's Form 8-K filed April 25, 2001).

10.10	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent’s 8-K filed on January 6, 2004).

10.16	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent’s 8-K filed on January 6, 2004).

10.17	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.18	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent's 8-K filed on January 6, 2004).

10.19	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.20	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003. (Incorporated by reference to Exhibit 10.49 to Ascent’s 10-K for the year ended December 31, 2003.)

10.21	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (Incorporated by reference to Exhibit 10.39 to Ascent’s 10Q for the quarter ended March 31, 2004.)

10.22	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill. (Incorporated by reference to Exhibit 10.40 to Ascent’s 10Q for the quarter ended March 31, 2004.)

10.23	First Amendment To Credit Agreement And Security Agreement dated as of July 6, 2004 between Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc., AmeriCare Benefits, Inc. and Frost National Bank including exhibits to such agreement, Guaranty Agreement between AmeriCare Benefits, Inc. and Frost National Bank; First Restated Guaranty Agreement between NationalCare® Marketing, Inc. and Frost National Bank dated July 6, 2004; First Amendment to Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated as of July 6, 2004 (Incorporated by reference to Exhibit 10.41 to Ascent’s 10Q for the quarter ended September 30, 2004.)

10.24	Employment Agreement dated as of September 1, 2004 by and between Ascent Assurance, Inc. and Mr. Benjamin M. Cutler. (Incorporated by reference to Exhibit 10.42 to Ascent’s 10Q for the quarter ended September 30, 2004.)

10.25	Third Amendment to Credit Agreement dated September 1, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC. (Incorporated by reference to Exhibit 10.43 to Ascent’s 10Q for the quarter ended September 30, 2004.)

10.26	First Amendment to Pledge Agreement dated October 28, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC. (Incorporated by reference to Exhibit 10.44 to Ascent’s 10Q for the quarter ended September 30, 2004.)

10.27	Second Amendment and Consent to Guaranty and Security Agreement dated October 28, 2004 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management LLC. (Incorporated by reference to Exhibit 10.45 to Ascent's 10Q for the quarter ended September 30, 2004.)

10.28	Sale and Purchase Agreement dated October 29, 2004 between Ascent Assurance, Inc. and Printers Alliance, Inc. (Incorporated by reference to Exhibit 10.46 to Ascent's 10Q for the quarter ended September 30, 2004.)

10.29*	Second Amendment to Credit Agreement, dated as of December 29, 2004, among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare(C)Marketing, Inc., AmeriCare Benefits, Inc. and the Frost National Bank; Waiver of Jury Trial and Notice of Final Agreement between Ascent Funding Inc. and The Frost National Bank dated December 29, 2004.

10.30*	Consent Related to Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 29, 2004.

21.1*	List of Subsidiaries of USHEALTH Group, Inc.

23.1*	Consent of Ernst & Young, LLP.

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated November 4, 2004 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the third quarter of 2004 and under Section 1.01 reporting entry into a material definitive agreement whereby the Company sold its printing subsidiary, Westbridge Printing Services, Inc.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of March 2005.

USHEALTH GROUP, INC.

/s/ Cynthia B. Koenig Cynthia B. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE

/s/ Benjamin M. Cutler (Benjamin M. Cutler)	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2005

/s/ Alan H. Freudenstein (Alan H. Freudenstein)	Director	March 9, 2005

/s/ Gregory M. Grimaldi (Gregory M. Grimaldi)	Director	March 9, 2005

/s/ George R. Hornig (George R. Hornig)	Director	March 9, 2005

/s/ David G. Kaytes (David G. Kaytes)	Director	March 9, 2005

/s/ Michael A. Kramer (Michael A. Kramer)	Director	March 9, 2005

/s/ Paul E. Suckow (Paul E. Suckow)	Director	March 9, 2005

Exhibit 21.1

SUBSIDIARIES OF USHEALTH GROUP, INC.

	Percentage Subsidiary	Ownership

1.	National Foundation Life Insurance Company (Texas)	100%

2.	American Insurance Company of Texas (Texas)	100%

3.	National Financial Insurance Company (Texas)	100%

4.	Freedom Life Insurance Company of America (Texas)	100%

5.	Ascent Funding, Inc. (Delaware)	100%

6.	Foundation Financial Services, Inc. (Nevada)	100%

7.	NationalCare® Marketing, Inc. (Delaware)	100%

8.	Ascent Management, Inc. (Delaware)	100%

9.	Precision Dialing Services, Inc. (Delaware)	100%

10.	Senior Benefits, LLC (Arizona)	100%

11.	LifeStyles Marketing Group, Inc. (Delaware)	100%

12.	Health Care-One Insurance Agency, Inc. (California)	50%

13.	Pacific Casualty Company, Inc. (Hawaii)	100%

14.	HPI Marketing, Inc. (Delaware)	100%

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 333-82155) pertaining to the Ascent Assurance, Inc. 1999 Stock Option Plan of our report dated February 24, 2005, with respect to the consolidated financial statements and schedules of USHEALTH Group, Inc. (formerly Ascent Assurance, Inc.) included in the Form 10-K for the year ended December 31, 2004.

Ernst & Young, LLP

Dallas, Texas
March 4, 2005