Form 10-Q
period 2005-03-31
USHEALTH Group, Inc.
filed 2005-05-04
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 2005
OR
(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to____
Commission File Number 1-8538

USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1165000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3100 Burnett Plaza, 801 Cherry Street, Unit 33, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

(817) 878-3300
Registrant's Telephone Number, including Area Code

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

 Yes                                  No            X

Common Stock — Par value $0.01; 50,763,826 shares outstanding at May 3, 2005.

USHEALTH GROUP, INC
INDEX TO FORM 10-Q

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(in thousands, except share data)
Assets
Investments:
Fixed Maturities:
Available-for-sale, at market value (amortized cost $97,454 and $96,940)	$98,411	$99,729
Short-term investments	6,125	4,703
Other investments, at market value (cost $341 and $353)	341	388

Total Investments	104,877	104,820
Cash	1,253	1,041
Accrued investment income	1,337	1,348
Receivables from agents, net of allowance for doubtful accounts of
$3,630 and $3,601	3,039	3,498
Deferred policy acquisition costs, net	20,327	20,700
Property and equipment, net of accumulated depreciation of $5,102 and $4,891	1,780	1,942
Other assets	5,899	6,759

Total Assets	$138,512	$140,108

Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$53,592	$53,493
Claim reserves	25,395	24,619

Total Policy Liabilities and Accruals	78,987	78,112
Accounts payable and other liabilities	10,676	10,778
Notes payable to bank	250	250
Note payable to related party	16,473	16,228

Total Liabilities	106,386	105,368

Stockholders' Equity:
Common stock ($.01 par value, 75,000,000 and 75,000,000 shares authorized; 50,763,826 and 50,606,876 shares issued and
outstanding)	508	506
Capital in excess of par value	66,580	66,580
Accumulated other comprehensive income	957	2,824
Retained deficit	(35,919)	(35,170)

Total Stockholders' Equity	32,126	34,740

Total Liabilities and Stockholders' Equity	$138,512	$140,108

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues:	(in thousands, except per share data)
Premiums:
First-year	$3,342	$4,007
Renewal	17,985	19,786

Total Premiums	21,327	23,793
Net investment income	1,370	1,402
Fee and service income	794	989
Other insurance revenues	351	486
Net realized loss on investments	(4)	(2)

Total Revenues	23,838	26,668

Benefits, claims and expenses:
Benefits and claims	14,604	16,237
Change in deferred policy acquisition costs	372	243
Commissions	2,326	2,678
General and administrative expenses	5,550	5,298
Fee and service operating expense	656	770
Taxes, license and fees	817	919
Interest expense on notes payable	263	252

Total expenses	24,588	26,397
(Loss) income from continuing operations before income taxes	(750)	271
Federal income tax expense	-	-

Net (loss) income from continuing operations	(750)	271

Loss from discontinued operations before income taxes	-	(200)
Federal income tax expense	-	-

Net loss from discontinued operations	-	(200)

Net (loss) income	(750)	71
Preferred stock dividends	-	430

Loss applicable to common stockholders	$(750)	$(359)

Basic and diluted loss from continuing operations per
common share	$(.01)	$(.01)

Basic and diluted loss per common share	$(.01)	$(.02)

Weighted average shares outstanding:
Basic and diluted	50,661	14,754

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)

	Three Months Ended March 31,

	2005	2004

	(in thousands)
Net (loss) income	$(750)	$71
Other comprehensive (loss) income:
Unrealized holding (loss) gain arising during period	(1,871)	1,874
Reclassification adjustment of loss on sales of
investments included in net income	4	2

Comprehensive (loss) income	$(2,617)	$1,947

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Capital in Excess of	Accumulated Other Comp.	Retained	Total Stockholders'
	Shares	Amount	Par Value	Income(Loss)	Deficit	Equity

Balance at January 1, 2005	50,606,876	$506	$66,580	$2,824	$(35,170)	$34,740
Net loss					(750)	(750)
Other comprehensive loss				(1,867)		(1,867)
Common stock issued and other	156,950	2			1	3

Balance at March 31, 2005	50,763,826	$508	$66,580	$957	$(35,919)	$32,126

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
ONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004

	(in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(750)	$71
Adjustments to reconcile net (loss) income to cash
provided by operating activities:
Decrease (increase) in accrued investment income	11	(60)
Decrease in deferred policy acquisition costs	373	243
Decrease in receivables from agents	430	370
Provision for uncollectible agent receivables	29	73
Decrease in other assets	860	252
Increase in policy liabilities and accruals	875	401
Decrease in accounts payable and other liabilities	(102)	(783)
Interest expense on note payable to related party	245	235
Other, net	387	383

Net Cash Provided by Operating Activities	2,358	1,185

Cash Flows From Investing Activities:
Purchases of fixed maturity investments	(2,874)	(9,871)
Sales of fixed maturity investments	728	3,713
Maturities and calls of fixed maturity investments	1,459	3,390
Net (increase) decrease in short term and other investments	(1,410)	295
Property and equipment purchased	(49)	(3)

Net Cash Used For Investing Activities	(2,146)	(2,476)

Cash Flows From Financing Activities:
Repayment of notes payable	-	(250)

Net Cash Used For Financing Activities	-	(250)

Increase (Decrease) In Cash During Period	212	(1,541)
Cash At Beginning Of Period	1,041	2,244

Cash At End Of Period	$1,253	$703

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation.    The accompanying unaudited condensed consolidated financial statements of the Company are prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company’s significant accounting estimates relate to investments, agent receivables, deferred policy acquisition costs, deferred tax assets, claim reserves, future policy benefit reserves, reinsurance and statutory accounting practices. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications of prior years’ amounts have been made to conform to the 2005 financial statement presentation. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in USHEALTH’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Agent Receivables.    In the ordinary course of business, a subsidiary of USHEALTH advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $3.0 million and $3.5 million at March 31, 2005 and December 31, 2004, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of March 31, 2005 and December 31, 2004, the Company’s allowances for uncollectible commission advances were approximately $3.6 million.

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

Federal Income Taxes.     The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. Net deferred tax assets of $17.9 million and $17.8 million at March 31, 2005 and December 31, 2004, respectively, were fully reserved.

Recognition of Revenue.     Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collection is reasonably assured.

Earnings Per Share.     Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the three months ended March 31, 2005, stock options of 5,386,219 were anti-dilutive and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the three months ended March 31, 2004, stock options of 877,550 and the conversion of the preferred stock were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the three months ended March 31, 2004, 43,995,026 of common shares attributable to the conversion of USHEALTH’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic and diluted earnings per share as of March 15, 2004. To include the common shares attributable to the conversion of USHEALTH’s preferred stock in the computation of diluted earnings per share from the beginning of 2004 would have been anti-dilutive.

The following table reflects the calculation of basic and diluted EPS (in thousands, except for per share data):

	Three Months Ended March 31,
	2005	2004

(Loss) income from continuing operations	$(750)	$271
Loss from discontinued operations	-	(200)

Net (loss) income	(750)	71
Preferred stock dividends	-	(430)

Loss applicable to common shareholders	$(750)	$(359)

Weighted average shares outstanding:
Basic and diluted	50,661	14,754

Basic and diluted loss per share from
continuing operations	$(0.01)	$(0.01)

Basic and diluted loss per share from
discontinued operations	$-	$(0.01)

Basic and diluted loss per common share	$(0.01)	$(0.02)

Recently Issued Accounting Pronouncements.     In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), “Share-Based Payment.” FAS123R eliminates the alternative to use APB No. 25’s , “Accounting for Stock Issued to Employees”, intrinsic value method of accounting that was provided in Statement 123 as originally issued. This statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, usually the vesting period, in exchange for the award. FAS123R is effective as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. Disclosed at Note 6 – Employee Benefit Plans is the effect on net loss and loss per share for the years presented if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation which the Company does not believe will significantly differ from the effects of adopting FAS123R.

NOTE 3 – DISCONTINUED OPERATIONS

On October 29, 2004, USHEALTH sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”), to an unrelated party and exited the printing business. In accordance with Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company’s printing subsidiary is reported as discontinued operations in the accompanying consolidated financial statements. The operating loss of WPS for the three months ended March 31, 2004 is reflected in discontinued operations. Revenues from the discontinued operations of WPS for the three months ended March 31, 2004 were approximately $1.0 million.

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

Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2005, USHEALTH issued $245,000 in additional notes for payment of interest in kind, which increased the note payable balance at March 31, 2005 to approximately $16.5 million.

USHEALTH’s obligations to CSFBM are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, USHEALTH Funding, Inc. (formerly Ascent Funding, Inc.) and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. Under this agreement, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus, and RBC ratios for its Insurance Subsidiaries, minimum net worth and other customary covenants. At March 31, 2005, there were no events of default.

Bank Financing.    The majority of commission advances to NCM’s and ACB’s agents are financed through USHEALTH Funding, Inc. (“UFI”) (formerly Ascent Funding, Inc.), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, UFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides UFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and ACB. The amount outstanding under the Credit Agreement as of March 31, 2005 and December 31, 2004 was $250,000. The Credit Agreement as amended matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable.

UFI’s obligations under the Credit Agreement are secured by liens upon substantially all of UFI’s assets. UFI’s principal assets at March 31, 2005 are net agent receivables of $3.3 million. In addition, NCM, ACB and USHEALTH have guaranteed UFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of UFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). USHEALTH, certain of its subsidiaries, CSFBM and Frost have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to a subordination of the notes payable to CSFBM to up to $10 million in borrowings under the Credit Agreement. As of March 31, 2005, there were no events of default under the Credit or Guaranty Agreements.

NOTE 6 — EMPLOYEE BENEFIT PLANS

USHEALTH applies the intrinsic value method, in accordance with APB 25, in accounting for its stock options issued to employees of one of its subsidiaries and non-employee directors. Accordingly, no compensation expense has been recognized for options granted with an exercise price equal to market value at the date of grant. USHEALTH applies the fair value method in accounting for stock options issued to consultants (including marketing agents).

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $104 and $619 for the three months ended March 31, 2005 and 2004, respectively.

The following table illustrates the effect on loss applicable to common stockholders and loss per share if USHEALTH had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31
	2005	2004

(Loss) income from continuing operations	$(750)	$271
Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(187)	(24)

Proforma (loss) income from continuing operations	(937)	247
Loss from discontinued operations	-	(200)

Net (loss) income	(937)	47
Preferred stock dividends	-	430

Pro forma loss applicable to common stockholders	$(937)	(383)

Loss per share from continuing operations:
Basic and diluted - as reported	$(0.01)	$(0.01)
Basic and diluted - pro forma	$(0.02)	$(0.01)

Loss per share from discontinued operations:
Diluted - as reported	$-	$(0.01)
Diluted - pro forma	$-	$(0.01)

Loss per share:
Diluted - as reported	$(0.01)	$(0.02)
Diluted - pro forma	$(0.02)	$(0.03)

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – SUBSEQUENT EVENTS

On April 18, 2005, SSHW (USHEALTH’s largest stockholder) announced that it intends to take USHEALTH private through a “short-form” merger on or about May 16, 2005. SSHW currently owns approximately 93% of USHEALTH outstanding common stock which, under Delaware law, is sufficient to effectuate the merger without necessity of seeking approval by either the USHEALTH board of directors or its common stockholders. Common stockholders as of the effective date of the merger will receive $.31 in cash for each share of USHEALTH common stock held.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

GENERAL

USHEALTH Group, Inc. (“USHEALTH”), formerly Ascent Assurance, Inc., is the successor to a Delaware company incorporated in 1982 as an insurance holding company. USHEALTH, through its applicable subsidiaries, is engaged in the development, marketing, underwriting and administration of medical expense and supplemental health insurance products, primarily to self-employed individuals and small business owners.

The following discussion provides management’s assessment of financial condition at March 31, 2005 as compared to December 31, 2004 and results of operations for the three months ended March 31, 2005 as compared to the comparable 2004 period for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Report on Form 10-K and should be read in conjunction therewith.

Business Overview.    The Company’s revenues result primarily from premiums and fees from the insurance products sold by its wholly owned subsidiaries National Foundation Life Insurance Company (“NFL”), Freedom Life Insurance Company of America (“FLICA”), National Financial Insurance Company (“NFIC”) and American Insurance Company of Texas (“AICT”), and together with NFL, NFIC and FLICA, collectively, the “Insurance Subsidiaries” and marketed by NationalCare® Marketing, Inc. (“NCM”) and AmeriCare Benefits, Inc. (“ACB”), also wholly owned subsidiaries. The Company, through applicable subsidiaries, also derives fee and service revenue from (i) telemarketing services, (ii) renewal commissions for prior year sales of both affiliated and unaffiliated insurance products, and (iii) commissions on the sale of benefits of unaffiliated membership benefit programs.

The Company’s operations are comprised of one segment, Accident and Health insurance. The principal products currently marketed by NCM and ACB and underwritten by NFL and FLICA are medical expense reimbursement policies. These products are designed with flexibility as to benefits, deductibles, coinsurance and premium payments, which can be adapted to meet regional sales or competitive needs, as well as those of the individual policyholders. The principal product groups currently underwritten by NFL and FLICA are comprehensive major medical products, hospital/surgical medical expense products and supplemental specified disease products:

•	Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services and the cost of inpatient medicines.

•	Hospital/surgical medical expense products are similar to comprehensive major medical products except that benefits are generally limited to medical and surgical services received in a hospital either as an inpatient or outpatient (services such as outpatient physician office visits and outpatient prescription drugs are excluded) and deductibles and coinsurance provisions are generally higher.

•	Supplemental specified disease products include blanket group accident coverages, blanket group hospital daily indemnity coverages, as well as individual indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” individual policies, which provide fixed benefits or lump sum payments directly to the insured upon diagnosis of certain types of internal cancer or heart disease.

Prior to 1998, some of the Insurance Subsidiaries also actively underwrote Medicare Supplement products designed to provide reimbursement for certain expenses not covered by the Medicare program. Such Insurance Subsidiaries continue to receive renewal premiums on Medicare Supplement policies sold prior to that date.

Forward-Looking Statements.    Statements contained in this analysis and elsewhere in this document that are not based on historical information are forward-looking statements and are based on management’s projections, estimates and assumptions. In particular, forward-looking statements can be identified by the use of words such as “may”, “will”, “should”, “expect”, “anticipate”, “estimate”, “continue”, or similar words. Management cautions readers regarding its forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Various statements contained in the Management’s Discussion and Analysis of Results of Operation and Financial Condition, are forward-looking statements. These forward-looking statements are based on the intent, belief or current expectations of USHEALTH and members of its senior management team. While USHEALTH’s management believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations, prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance, and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

Important factors known to management that could cause actual results to differ materially from those contemplated by the forward-looking statements in this Report include, but are not limited to:

•	any limitation imposed on the Insurance Subsidiaries’ ability to control the impact of rising health care costs, especially prescription drugs, and rising medical service utilization rates through product and benefit design, underwriting criteria, premium rate increases, utilization management and negotiation of favorable provider contracts;

•	the impact of changing health care trends on the Insurance Subsidiaries’ ability to accurately estimate claim and settlement expense reserves;

•	the ability of the Company to fund competitive commission advances to its agents from internally generated cash flow or external financing;

•	developments in health care reform and other regulatory issues, including the Health Insurance Portability and Accountability Act of 1996 and increased privacy regulation, and changes in laws and regulations in key states where the Company operates;

•	USHEALTH’s ability to make additional investment in its Insurance Subsidiaries in the form of capital contributions, if needed, in order for such subsidiary to comply with regulatory capital or debt covenant requirements;

•	default by issuers of fixed maturity investments owned by the Insurance Subsidiaries; and

•	the loss of key management personnel.

Subsequent written or oral statements attributable to USHEALTH or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in USHEALTH’s reports previously filed with the SEC. Copies of these filings may be obtained by contacting USHEALTH or the SEC.

OPERATING RESULTS

Consolidated results of operations for USHEALTH are reported for the three months ended March 31, 2005 and 2004. (In thousands except insurance operating ratios.)

	Three Months Ended March 31,
	2005	2004

Premiums	$21,327	$23,793
Other insurance revenue	351	486
Net investment income	1,370	1,402
Net realized loss on investments	(4)	(2)

Total insurance revenues	23,044	25,679
Benefits and claims	14,604	16,237
Commissions	2,326	2,678
Change in deferred policy acquisition costs	372	243
General and administrative expense	5,550	5,298
Taxes, license and fees	817	919
Interest expense on bank facilities	16	17
Interest expense on note payable to related party	247	235

Total insurance operating expenses	23,932	25,627

Insurance operating results	(888)	52

Fee and service income	794	989
Fee and service expenses	656	770

Fee and service results	138	219

(Loss) income from continuing operations before income taxes	(750)	271
Federal income tax expense	-	-

(Loss) income from continuing operations	(750)	271

Loss from discontinued operations before income taxes (1)	-	(200)
Federal income tax expense	-	-

Loss from discontinued operations	-	(200)

Net (loss) income	(750)	71
Preferred stock dividends	-	(430)

Loss applicable to common stockholders	$(750)	$(359)

Insurance operating ratios*
Benefits and claims	68.5%	68.2%
Commissions	10.9%	11.3%
Change in deferred policy acquisition costs	1.7%	1.0%
General and administrative expenses	25.6%	21.8%
Taxes, licenses and fees	3.8%	3.9%

(1) In October 2004, the Company sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”). The operating results of WPS are presented as loss from discontinued operations.

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenue.

Overview.    For the first quarter of 2005, net loss was $(750,000) compared to net income of $71,000 for the corresponding period in 2004. The ($821,000) decrease in net income was principally due to a ($940,000) decrease in insurance operating results and an ($81,000) decrease in fee and service results partially offset by a $200,000 decrease in loss from discontinued operations.

Insurance operating results declined for the first quarter of 2005 as compared to the first quarter of 2004 principally due to an increase in general expenses attributable to investment in marketing and infrastructure initiatives. Fee and service results decreased for first quarter 2005 compared to first quarter 2004 principally due to the run-off status of fee and service programs.

On October 29, 2004, the Company sold its printing subsidiary and exited the printing business. The loss from discontinued operations for the three months ended March 31, 2004 was comprised of ($200,000) of operating loss.

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

On April 18, 2005, Special Situations Holdings, Inc. – Westbridge (“SSHW”) (USHEALTH’s largest stockholder) announced that it intends to take USHEALTH private through a “short-form” merger on or about May 16, 2005. SSHW currently owns approximately 93% of USHEALTH outstanding common stock which, under Delaware law, is sufficient to effectuate the merger without necessity of seeking approval by either the USHEALTH board of directors or its common stockholders. Common stockholders as of the effective date of the merger will receive $.31 in cash for each share of USHEALTH common stock held.

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

Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended March 31,
	2005	2004

Major medical:
First-year	$3,245	$3,865
Renewal	10,192	11,089

Subtotal	13,437	14,954

Supplemental specified disease:
First-year	18	72
Renewal	4,767	5,082

Subtotal	4,785	5,154

Medicare supplement:
Renewal	2,693	3,228

Other	412	457

Consolidated Premium Revenue	$21,327	$23,793

Total premiums decreased approximately $2.5 million, or 10.4%, for the first quarter of 2005 as compared to the first quarter of 2004. Major medical premiums declined due to lower new business sales and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies.

Benefits and Claims.    Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The Company’s benefits and claims ratios of 68.5% and 68.2% for the first quarters of 2005 and 2004, respectively, were comparable. For the past several years, the costs of medical services covered by the Company’s major medical insurance policies has increased significantly, with medical inflation averaging 15% to 20% annually in comparison to an average increase in the consumer price index of 3%. To maintain the ratio of claims and benefits to premium into future periods, the Company must accurately estimate future medical inflation and implement timely premium rate increases for both new major medical product sales and the majority of its in force insurance policies, including supplemental specified disease and Medicare supplement policies.

Commissions.    The commissions to premiums ratio decreased by 0.4 percentage points in first quarter 2005 as compared to the first quarter 2004 as a result of the decrease in first year major medical premiums. Commission rates on first year premiums are significantly higher than those for renewal premiums.

FINANCIAL CONDITION

Investments.    The following table summarizes the Company’s fixed maturity securities, excluding short-term investments. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at market value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	March 31, 2005		December 31, 2004
Fixed Maturity Securities	Market Value	%	Market Value	%

	(in 000’s)		(in 000’s)
U.S. Government and governmental agencies
and authorities (except mortgage backed)	$10,223	10.4	$10,912	10.9
Finance companies	22,538	22.9	23,083	23.1
Public utilities	9,967	10.1	10,123	10.2
Mortgage-backed securities	21,965	22.3	20,420	20.5
States, municipalities and political subdivisions	2,281	2.3	2,309	2.3
All other corporate bonds	31,437	32.0	32,882	33.0

Total fixed maturity securities	$98,411	100.0	$99,729	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments.

	March 31, 2005		December 31, 2004
Composition of Fixed Maturity Securities by Rating	Market Value	%	Market Value	%

	(in 000’s)		(in 000’s)
Ratings
Investment grade:
U.S. Government and agencies	$21,262	21.6	$19,892	19.9
AAA	11,868	12.1	12,384	12.4
AA	3,972	4.0	4,069	4.1
A	30,879	31.4	32,545	32.6
BBB	28,219	28.7	28,505	28.6
Non-Investment grade:
BB	1,669	1.7	1,785	1.8
B and below	542	0.5	549	0.6

Total fixed maturity securities	$98,411	100.0	$99,729	100.0

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

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments, at March 31, 2005 and December 31, 2004 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	March 31, 2005		December 31, 2004
Composition of Fixed Maturity Securities by Maturity	Market Value	%	Market Value	%

	(in 000’s)		(in 000’s)
Scheduled Maturity
Due in one year or less	$3,486	3.5	$2,003	2.0
Due after one year through five years	27,534	28.0	29,122	29.2
Due after five years through ten years	30,889	31.4	33,540	33.6
Due after ten years	14,537	14.8	14,644	14.7
Mortgage-backed and asset-backed securities	21,965	22.3	20,420	20.5

Total fixed maturity securities	$98,411	100.0	$99,729	100.0

Claim Reserves.    Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $25.4 million at March 31, 2005 as compared to $24.6 million at December 31, 2004. The process of estimating claim reserves involves the active participation of experienced actuaries with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves.    Policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred, but are estimated to be incurred, in the future. Policy benefit reserves totaled $53.6 million at March 31, 2005 as compared to $53.5 million at December 31, 2004. Policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums.

These present value determinations are based upon assumed fixed investment yields, the age of the insured(s) at the time of policy issuance, expected morbidity and persistency rates, and expected future policyholder benefits. In determining the morbidity, persistency rate, claim cost and other assumptions used in determining the Insurance Subsidiaries’ future policy benefit reserves, each Insurance Subsidiary relies primarily upon its own benefit payment history and upon information developed in conjunction with actuaries and industry data. Persistency rates have a direct impact upon their policy benefit reserves because the determinations for these reserves are, in part, a function of the number of policies in force and expected to remain in force to maturity. If persistency is higher or lower than expected, future policyholder benefits will also be higher or lower because of the different than expected number of policies in force, and the policy benefit reserves will be increased or decreased accordingly.

In accordance with GAAP, actuarial assumptions of each of the Insurance Subsidiaries are generally fixed, and absent materially adverse benefit experience, are not generally adjusted. The Insurance Subsidiaries each monitor the adequacy of their policy benefit reserves on an ongoing basis by periodically analyzing the accuracy of their actuarial assumptions. The adequacy of policy benefit reserves may also be impacted by the development of new medicines and treatment procedures which may alter the incidence rates of illness and the treatment methods for illness and accident (such as out-patient versus in-patient care) or prolong life expectancy. Changes in coverage provided by major medical insurers or government plans may also affect the adequacy of reserves if, for example, such developments had the effect of increasing or decreasing the incidence rate and per claim costs of occurrences against which the applicable Insurance Subsidiary insures. An increase in either the incidence rate or the per claim costs of such occurrences could result in the need for the Insurance Subsidiaries to post additional reserves, which could have a material adverse effect upon USHEALTH’s liquidity, capital resources and results of operations.

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.    The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by operations totaled $2.4 million and $1.2 million for the first quarter of 2005 and 2004, respectively.

USHEALTH is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. USHEALTH’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaires’ earned surplus is negative due to statutory losses incurred prior to 2003. USHEALTH’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. USHEALTH made no capital contributions to the Insurance Subsidiaries during the first quarter of 2005. As of March 31, 2005, USHEALTH had approximately $3.3 million in unrestricted cash and invested assets.

Related Party Financing.    USHEALTH received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of SSHW (USHEALTH’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided USHEALTH with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, USHEALTH may elect to pay interest in kind by issuance of additional notes. During the three months ended March 31, 2005, USHEALTH issued $245,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at March 31, 2005 to approximately $16.5 million. USHEALTH’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, USHEALTH Funding, Inc. (formerly Ascent Funding, Inc.) and Ascent Management, Inc., some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. At March 31, 2005, there were no events of default.

Bank Financing.    The majority of commission advances to NCM’s agents are financed through USHEALTH Funding, Inc. (“UFI”) (formerly Ascent Funding, Inc.), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, UFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides UFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and ACB. $250,000 was outstanding under the Credit Agreement as of March 31, 2005 and December 31, 2004. The Credit Agreement as amended matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

UFI’s obligations under the Credit Agreement are secured by liens upon substantially all of UFI’s assets. UFI’s principal assets at March 31, 2005 are net agent receivables of $3.3 million. In addition, NCM, ACB and USHEALTH have guaranteed UFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of UFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of March 31, 2005, there were no events of default under the Credit or Guaranty Agreements.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

USHEALTH has no material changes to the disclosure concerning market risk made in its Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of USHEALTH’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of March 31, 2005, the end of the period covered by this report. Based on such evaluation, USHEALTH’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by USHEALTH in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal controls.    There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to material affect, these controls during the period covered by this quarterly report.

PART II

ITEM 6 — EXHIBITS

(a) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Ascent’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of Ascent, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to Ascent’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of Ascent, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to Ascent’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.4	Certificate of Elimination of Series A Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to Ascent's 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of Ascent Assurance, Inc. dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to Ascent's 8-K filed on January 6, 2004).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation dated March 3, 2005. (Incorporated by reference to Exhibit 3.6 to USHEALTH’s 10-K for the year ended December 31, 2004.)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Ascent’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to Ascent’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Ascent and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to Ascent’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2	Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3	Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 1998).

10.4	Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 1998).

10.5	Registration Rights Agreement dated as of March 24, 1999 between Ascent and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to Ascent’s Schedule 14A filed with the Commission on April 30, 1999).

10.7	Credit Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to Ascent’s Form 8-K filed April 25, 2001).

10.8	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to Ascent's Form 8-K filed April 25, 2001).

10.9	Pledge Agreement dated April 17, 2001 between Ascent Assurance, Inc. and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to Ascent's Form 8-K filed April 25, 2001).

10.10	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Employment Agreement dated as of December 18, 2002, by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Employment Agreement dated as of January 10, 2003, by and between Ascent, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	First Amendment to Credit Agreement dated February 26, 2003 between Ascent and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to Ascent’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Exchange Agreement Among Ascent Assurance, Inc., Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to Ascent’s 8-K filed on January 6, 2004).

10.16	First Amendment to Registration Rights Agreement between Ascent Assurance, Inc. and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to Ascent’s 8-K filed on January 6, 2004).

10.17	Second Amendment to Credit Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to Ascent’s 8-K filed on January 6, 2004).

10.18	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to Ascent's 8-K filed on January 6, 2004).

10.19	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to Ascent’s 8-K filed on January 6, 2004).

10.20	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between Ascent Assurance, Inc. and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated December 31, 2003. (Incorporated by reference to Exhibit 10.49 to Ascent’s 10-K for the year ended December 31, 2003.)

10.21	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick J. Mitchell. (Incorporated by reference to Exhibit 10.39 to Ascent’s 10-Q for the quarter ended March 31, 2004.)

10.22	Extension of Employment Agreement dated as of March 16, 2004 by and between Ascent, Ascent Management, Inc. and Mr. Patrick H. O’Neill. (Incorporated by reference to Exhibit 10.40 to Ascent’s 10-Q for the quarter ended March 31, 2004.)

10.23	First Amendment To Credit Agreement And Security Agreement dated as of July 6, 2004 between Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare® Marketing, Inc., AmeriCare Benefits, Inc. and Frost National Bank including exhibits to such agreement, Guaranty Agreement between AmeriCare Benefits, Inc. and Frost National Bank; First Restated Guaranty Agreement between NationalCare® Marketing, Inc. and Frost National Bank dated July 6, 2004; First Amendment to Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and Ascent Assurance, Inc. and named subsidiaries dated as of July 6, 2004 (Incorporated by reference to Exhibit 10.41 to Ascent’s 10-Q for the quarter ended September 30, 2004.)

10.24	Employment Agreement dated as of September 1, 2004 by and between Ascent Assurance, Inc. and Mr. Benjamin M. Cutler. (Incorporated by reference to Exhibit 10.42 to Ascent’s 10-Q for the quarter ended September 30, 2004.)

10.25	Third Amendment to Credit Agreement dated September 1, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC. (Incorporated by reference to Exhibit 10.43 to Ascent’s 10-Q for the quarter ended September 30, 2004.)

10.26	First Amendment to Pledge Agreement dated October 28, 2004 between Ascent Assurance, Inc. and Credit Suisse First Boston Management, LLC. (Incorporated by reference to Exhibit 10.44 to Ascent’s 10-Q for the quarter ended September 30, 2004.)

10.27	Second Amendment and Consent to Guaranty and Security Agreement dated October 28, 2004 between Foundation Financial Services, Inc., NationalCare(R)Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management LLC. (Incorporated by reference to Exhibit 10.45 to Ascent’s 10-Q for the quarter ended September 30, 2004.)

10.28	Sale and Purchase Agreement dated October 29, 2004 between Ascent Assurance, Inc. and Printers Alliance, Inc. (Incorporated by reference to Exhibit 10.46 to Ascent's 10-Q for the quarter ended September 30, 2004.)

10.29	Second Amendment to Credit Agreement, dated as of December 29, 2004, among Ascent Funding, Inc., Ascent Assurance, Inc., NationalCare(C)Marketing, Inc., AmeriCare Benefits, Inc. and the Frost National Bank; Waiver of Jury Trial and Notice of Final Agreement between Ascent Funding Inc. and The Frost National Bank dated December 29, 2004. (Incorporated by reference to Exhibit 10.29 to USHEALTH’s 10-K for the year ended December 31, 2004.)

10.30	Consent Related to Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and Ascent Assurance, Inc. and named subsidiaries dated December 29, 2004. (Incorporated by reference to Exhibit 10.30 to USHEALTH’s 10-K for the year ended December 31, 2004.)

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The registrant filed a Report on Form 8-K dated March 4, 2005 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the fourth quarter of 2004.

*Filed Herewith.

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USHEALTH GROUP, INC.

/s/ Cynthia B. Koenig Cynthia B. Koenig Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated at Fort Worth, Texa
May 4, 2005