Form 10-K/A
period 2004-12-31
USHEALTH Group, Inc.
filed 2005-06-22
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NUMBER 1
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to_____
Commission File Number 1-8538
USHEALTH GROUP, INC.
(Formerly, Ascent Assurance, Inc.)
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1165000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3100 Burnett Plaza, Unit 33, 801 Cherry Street, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:
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

EXPLANATORY NOTE

This Amendment to Form 10-K is filed for the purpose of amending “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the registrant’s Annual Report on Form 10-K filed on March 9, 2005. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed and does not otherwise reflect events occurring after the filing of the Form 10-K. For a description of the registrant’s business and the risks related to the registrant’s business, see the Annual Report on Form 10-K for the year ended December 31, 2004.

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

Subsequent written or oral statements attributable to USHEALTH or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Report and those in the Company’s reports previously filed with the Securities and Exchange Commission (“SEC”). Copies of these filings may be obtained by each stockholder, without charge, by contacting USHEALTH. Requests should be directed to Patrick H. O’Neill, Executive Vice President and General Counsel, USHEALTH Group, Inc., 3100 Burnett Plaza, 801 Cherry Street, Unit 33, Forth Worth, Texas 76102. Such report will be furnished without Exhibits. Copies of the Exhibits will be furnished to requesting stockholders upon payment of the Company’s reasonable expenses in furnishing the same.

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

(1)

Ratings are the lower of those assigned primarily by Standard & Poor’s and Moody’s, when available, and are shown in the table using the Standard & Poor’s rating scale. Unrated securities are assigned ratings based on the applicable NAIC designation or the rating assigned to comparable debt outstanding of the same issuer. The Company had no unrated securities at December 31, 2004. NAIC 1 fixed maturity securities have been classified as “A” and NAIC 2 fixed maturity securities have been classified as “BBB”.

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

The Company’s fixed maturity securities consist predominately of public traded securities. All “private placement” fixed maturity securities held were securities issued in the Rule 144A market and comprise less than 2% of the Company’s fixed maturity securities portfolio.

The investment category and duration of the Company’s gross unrealized losses on fixed maturity securities at December 31, 2004 were as follows (in thousands):

	Less Than 12 Months		12 Months or More		Total

	Market Value	Unrealized Losses	Market Value	Unrealized Losses	Market Value	Unrealized Losses

Fixed maturity securities:
U.S. Government and agencies	$1,316	$(16)	$-	$-	$1,316	$(16)
State, county and municipal	50	(1)	992	(65)	1,042	(66)
Finance companies	4,307	(51)	1,745	(79)	6,052	(130)
Public utilities	5,052	(45)	1,452	(74)	6,504	(119)
Mortgage-backed securities	5,898	(87)	7,450	(226)	13,348	(313)
All other corporate bonds (1)	7,129	(61)	2,258	(74)	9,387	(135)

Total fixed maturity securities	$23,752	$(261)	$13,897	$(518)	$37,649	$(779)

        (1)    The Company had no significant concentrations in any one corporate industry.

Gross unrealized losses represent approximately 2% of the aggregate fair value of the related securities. Gross unrealized loses are comprised of sixty-eight issues with 87% of the individual security issues having an unrealized loss of less than $25,000. The gross unrealized losses include no security issue having a market value below 93% of book value.

Gross unrealized losses consist of sixty-six issues of investment-grade fixed maturities with $37.0 million market value with unrealized losses of $766,000 and two issues of less than investment-grade fixed maturities with $637,000 market value (1.7% of total market value of fixed maturity securities with unrealized losses) with unrealized losses of $13,000 (1.7% of total unrealized losses). Forty-eight issues of fixed maturities with $23.8 million market value with unrealized losses of $261,000 have been in loss positions for less than one year. Twenty issues with $13.9 million market value with unrealized losses of $518,000 have been in loss positions for one year or more. Only one fixed maturity issue with a market value of approximately $172,000 with an unrealized loss of approximately $2,000 has been is a loss position for more than one year and is less than investment grade.

The Company monitors the financial condition and operations of the securities rated below investment grade and of certain investment grade securities on which there are concerns regarding credit quality. In evaluating fixed maturities to determine whether any of the unrealized losses are other than temporary, management’s assessments as to the nature of declines in market values are based upon historical operating trends, business prospects, status of the industry in which the company operates, analyst ratings on the issuer and sector, the quality of the investments, the severity and duration of the unrealized losses and the Company’s ability or intent to hold the investments. When new information becomes available or the financial condition of the security issuer changes, the Company’s judgments may change, resulting in the recognition of a realized loss at that time. If market value is less than the carrying amount and the decline in value is determined to be other-than-temporary, an appropriate write-down is recorded. Significant losses in the carrying value of investments resulting from changes in economic conditions, change in state or federal laws and regulations and / or change in financial status of the security issuers could have a material adverse effect on earnings in future periods.

The Company has reviewed all securities in unrealized loss positions and concluded that there were no additional other-than-temporary impairments as of December 31, 2004. Due to the security issuers continued compliance with contractual terms and the expectation that the issuers will continue to comply, as well as the evaluation of the issuer’s financial condition, the Company believes that the securities in unrealized loss positions are not impaired. During 2004, the Company recorded gross realized losses of approximately $105,000 of which $64,000 related to other-than-temporary declines in fair value of available for sale fixed maturity securities, approximately $15,000 related to called securities and $26,000 related to bonds with realized losses amounting to less than 1% of book value.

The scheduled contractual maturities of the Company’s fixed maturity securities in unrealized loss positions at December 31, 2004 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	Amortized Cost	Market Value

	(in thousands)	(in thousands)
Scheduled Maturity
Due in one year or less	$-	$-
Due after one year through five years	8,330	8,264
Due after five years through ten years	12,738	12,487
Due after ten years	3,699	3,550
Mortgage-backed securities	13,661	13,348

Total fixed maturity securities	$38,428	$37,649

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

OPERATING RESULTS

Results of operations for USHEALTH are reported below for the years ended December 31, 2004, 2003 and 2002.

	2004	2003	2002

Premiums	$92,239	$101,574	$111,048
Other	1,820	2,308	2,670
Net investment income	5,446	6,151	7,722
Net realized gain (loss) on investments	141	238	(88)

Total insurance revenues	99,646	110,271	121,352
Benefits and claims	60,344	68,536	78,299
Commissions	10,169	11,857	13,857
Change in deferred acquisition costs	1,119	727	11
General and administrative expense	21,474	22,497	23,464
Special executive compensation and severance	3,035	-	-
Taxes, licenses and fees	3,456	3,725	3,790
Interest expense on bank facilities	63	80	275
Interest expense on note payable to related party	966	2,450	2,199
Interest expense on redeemable preferred stock	-	1,851	-

Total insurance operating expenses	100,626	111,723	121,895

Insurance operating results	(980)	(1,452)	(543)

Fee and service income (1)	3,607	7,104	6,567
Fee and service expenses (1)	2,752	5,934	5,530

Fee and service results	855	1,170	1,037

(Loss) income from continuing operations before
income taxes	(125)	(282)	494
Federal income tax expense	31	-	-

Loss from continuing operations	(156)	(282)	494

Loss from discontinued operations, including loss
on disposal in 2004 of ($1,369)(1)	(2,127)	(1,066)	(1,425)
Federal income tax expense	-	-	-

Loss from discontinued operations	(2,127)	(1,066)	(1,425)

Net loss	(2,283)	(1,348)	(931)
Preferred stock dividends	(430)	(1,759)	(3,263)

Loss applicable to common stockholders	$(2,713)	$(3,107)	(4,194)

Insurance operating ratios*
Benefits and claims	65.4%	67.5%	70.5%
Commissions	11.0%	11.7%	12.5%
Change in deferred acquisition costs	1.2%	0.7%	-
General and administrative expense	22.8%	21.7%	20.6%
Taxes, licenses and fees	3.7%	3.7%	3.4%

(1)

In October 2004, the Company sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”). The operating results of WPS are presented as loss from discontinued operations. Reclassifications of prior years’ amounts have been made to conform to the 2004 presentation.

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

The results of operations for 2003 are not comparable to 2002 due to the third quarter 2003 implementation of Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). Pursuant to SFAS 150, dividends of $1.9 million accrued subsequent to June 30, 2003 on the Company’s Series A Preferred stock outstanding were classified as interest expense, a component of pre-tax income, instead of a direct deduction to common stockholders’ equity. Excluding the impact of SFAS 150, the $1.4 million improvement in net income for 2003 as compared to 2002 was comprised principally of a $0.9 million increase in insurance operating results attributable to a 3.0 percentage point decline in the benefits and claim ratio.

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

CONTRACTUAL OBLIGATIONS

The following table provides information on the Company’s known contractual obligations, in thousands, as of December 31, 2004:

	Payments due by period

Contractual obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years

Note payable to related party(1)	$16,228	-	-	-	$16,228
Note payable to bank(2)	250	-	250	-	-
Future policy benefits (3)	53,493	11,372	12,170	9,836	20,115
Claim liabilities (3)	24,619	18,438	3,106	762	2,313
Executive compensation (4)	2,000	-	-	-	2,000
Capital lease obligations	228	171	57	-	-
Operating lease obligations(5)	5,681	1,397	2,062	1,676	546

	$102,499	$31,378	$17,645	$12,274	$41,202

(1)	Excludes interest at a rate equal to 6% that may be paid in cash or in kind by issuance of additional notes.

(2)	Excludes interest at a rate equal to the Prime Rate, plus one-half percent per annum.

(3)

The payments related to future policy benefits and claim liabilities have been projected utilizing assumptions based upon the Company’s historical experience and anticipated future experience. Significant uncertainties relating to these liabilities include morbidity, mortality, persistency, expenses, inflation, contract terms and the timing of payments. The determinations of these liability amounts are based upon estimates and the timing of payments are not always reasonably fixed and determinable. As such, the amounts of the payments and the timing of such payments may actually differ from those presented in the above table.

(4)	Excludes interest at a rate equal to 6% per annum.

(5)

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

Exhibits:

The following exhibits are filed herewith.

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Since the registrant filed its 10-K on March 9, 2005, the registrant filed a Report on Form 8-K dated May 3, 2005 under “Item 9. Regulation FD Disclosure” and also under “Item 12. Results of Operations and Financial Condition” attaching a copy of the registrants press release reporting the registrants financial results for the first quarter of 2005.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of June 2005.

USHEALTH GROUP, INC.

/s/ Cynthia B. Koenig Cynthia B. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)