Form 10-K/A
period 2004-12-31
USHEALTH Group, Inc.
filed 2005-07-19
CIK 703701

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
AMENDMENT NUMBER 2
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

EXPLANATORY NOTE

This Amendment to Form 10-K is filed for the purpose of amending Section 302 Certifications filed as part of the registrant’s Amendment Number 1 to Annual Report on Form 10-K filed on June 22, 2005 (“Amendment Number 1”). The registrant is including currently dated certifications as listed in Item 15. This Amendment to Form 10-K does not otherwise change or update the disclosures set forth in the Form 10-K as originally filed or as amended in Amendment Number 1 and does not otherwise reflect events occurring after the filing of the Form 10-K or Amendment Number 1. For a description of the registrant’s business and the risks related to the registrant’s business, see the Annual Report on Form 10-K for the year ended December 31, 2004.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS

(b) Exhibits:

The following exhibits are filed herewith.

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of July 2005.

USHEALTH GROUP, INC.

/Cynthia B. Koenig/ Cynthia B. Koenig Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.