Form 10-Q
period 2005-06-30
USHEALTH Group, Inc.
filed 2005-08-03
CIK 703701

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 2005
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number 1-8538

USHEALTH GROUP, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	73-1165000
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
3100 Burnett Plaza, 801 Cherry Street, Unit 33, Fort Worth, Texas	76102
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, including Area Code
(817) 878-3300

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

 Yes                                  No            X

Common Stock — Par value $0.01; 50,763,826 shares outstanding at August 2, 2005.

USHEALTH GROUP, INC.
INDEX TO FORM 10-Q

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004

Assets	(in thousands, except share data)
Investments:
Fixed Maturities:
Available-for-sale, at fair value (amortized cost $97,799
and $96,940)	$100,504	$99,729
Short-term investments	6,377	4,703
Other investments, at market value (cost $352 and $353)	352	388

Total Investments	107,233	104,820
Cash	1,357	1,041
Accrued investment income	1,339	1,348
Receivables from agents, net of allowance for doubtful
accounts of $3,654 and $3,601	2,626	3,498
Deferred policy acquisition costs, net	19,982	20,700
Property and equipment, net of accumulated depreciation
of $5,303 and $4,891	1,630	1,942
Other assets	5,277	6,759

Total Assets	$139,444	$140,108

Liabilities and Stockholders' Equity
Liabilities:
Policy liabilities and accruals:
Future policy benefits	$53,091	$53,493
Claim reserves	25,331	24,619

Total Policy Liabilities and Accruals	78,422	78,112
Accounts payable and other liabilities	10,694	10,778
Notes payable to bank	50	250
Notes payable to related party	16,724	16,228

Total Liabilities	105,890	105,368

Stockholders' Equity:
Common stock ($0.01 par value, 75,000,000 shares
authorized; 50,763,826 and 50,606,876 shares
issued and outstanding)	508	506
Capital in excess of par value	66,580	66,580
Accumulated other comprehensive income	2,705	2,824
Retained deficit	(36,239)	(35,170)

Total Stockholders' Equity	33,554	34,740

Total Liabilities and Stockholders' Equity	$139,444	$140,108

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands, except per share data)
Revenues:
Premiums:
First-year premium	$3,027	$3,995	$6,369	$8,002
Renewal premium	17,440	19,043	35,425	38,829

Total premiums	20,467	23,038	41,794	46,831
Net investment income	1,373	1,329	2,743	2,731
Fee and service income	833	919	1,627	1,908
Other insurance revenues	320	481	671	967
Net realized loss on investments	(8)	(3)	(12)	(5)

Total revenues	22,985	25,764	46,823	52,432

Benefits, claims and expenses:
Benefits and claims	13,648	14,933	28,252	31,170
Change in deferred policy acquisition costs	345	68	717	311
Commissions	2,162	2,517	4,488	5,195
General and administrative expenses	5,365	5,104	10,915	10,402
Fee and service operating expenses	718	688	1,374	1,458
Taxes, licenses and fees	797	967	1,614	1,886
Interest expense on notes payable	269	253	532	505

Total expenses	23,304	24,530	47,892	50,927

(Loss) income from continuing operations before
income taxes	(319)	1,234	(1,069)	1,505
Federal income taxes	-	-	-	-

Net (loss) income from continuing operations	(319)	1,234	(1,069)	1,505
Loss from discontinued operations before income taxes	-	(185)	-	(385)
Federal income tax expense	-	-	-	-

Net loss from discontinued operations	-	(185)	-	(385)

Net (loss) income	(319)	1,049	(1,069)	1,120
Preferred stock dividends	-	-	-	430

(Loss) income applicable to common stockholders	$(319)	$1,049	$(1,069)	$690

Basic and diluted (loss) earnings from continuing
operations per common share	$(.01)	$.02	$(.02)	$.03

Basic and diluted (loss) earnings per
common share	$(.01)	$.02	$(.02)	$.02

Weighted average shares outstanding:
Basic	50,764	50,532	50,713	32,643

Diluted	50,764	50,758	50,713	32,867

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands)

Net (loss) income	$(319)	$1,049	$(1,069)	$1,120
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during period	1,740	(4,226)	(131)	(2,352)
Reclassification adjustment of loss on sales
of investments included in net income	8	3	12	5

Comprehensive income (loss)	$1,429	$(3,174)	$(1,188)	$(1,227)

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONSOLIDATED
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share data)

	Common Stock		Capital in Excess Of	Accumulated Other Comp.	Retained	Total Stockholders'
	Shares	Amount	Par Value	Income (Loss)	Deficit	Equity

Balance at January 1, 2005	50,606,876	$506	$66,580	$2,824	$(35,170)	$34,740

Net loss					(1,069)	(1,069)
Other comprehensive loss				(119)		(119)
Common stock issued and other	156,950	2				2

Balance at June 30, 2005	50,763,826	$508	$66,580	$2,705	$(36,239)	$33,554

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(in thousands)
Cash Flows From Operating Activities:
Net (loss) income	$(319)	$1,049	$(1,069)	$1,120
Adjustments to reconcile net (loss) income to cash
provided by operating activities
(Increase) decrease in accrued investment income	(2)	18	9	(42)
Decrease in deferred policy acquisition costs	345	67	718	310
Decrease in receivables from agents	389	138	819	508
Provision for uncollectible agent receivables	24	40	53	113
Decrease in other assets	622	183	1,482	435
(Decrease) increase in policy liabilities and accruals	(565)	(1,022)	310	(621)
Increase (decrease) in accounts payable and
other liabilities	18	(214)	(84)	(997)
Interest expense on note payable to related party	251	238	496	473
Other, net	391	436	778	819

Net Cash Provided By Operating Activities	1,154	933	3,512	2,118

Cash Flows From Investing Activities:
Purchases of fixed maturity investments	(3,068)	(4,390)	(5,942)	(14,261)
Sales of fixed maturity investments	653	528	1,381	4,241
Maturities and calls of fixed maturity investments	1,881	2,402	3,340	5,792
Net (increase) decrease in short-term and other
investments	(264)	1,065	(1,674)	1,360
Property and equipment purchased	(52)	(34)	(101)	(37)

Net Cash Used For Investing Activities	(850)	(429)	(2,996)	(2,905)

Cash Flows From Financing Activities:
Repayment of notes payable	(200)	-	(200)	(250)

Net Cash Used For Financing Activities	(200)	-	(200)	(250)

Increase (Decrease) In Cash During Period	104	504	316	(1,037)
Cash At Beginning Of Period	1,253	703	1,041	2,244

Cash At End Of Period	$1,357	$1,207	$1,357	$1,207

See the Notes to the Condensed Consolidated Financial Statements.

USHEALTH GROUP, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
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

Cash Equivalents.    Cash equivalents consist of highly liquid instruments with maturities at the time of acquisition of three months or less. Cash equivalents are stated at cost, which approximates fair value.

Short-Term Investments.    Short-term investments are stated at cost, which approximates fair value.

Investments.    The Company’s fixed maturity portfolio is classified as available-for-sale and is carried at estimated fair value. Equity securities consisting of common stocks, which are included in other investments, are also carried at estimated fair value. Changes in aggregate unrealized appreciation or depreciation on fixed maturity and equity securities are reported directly in stockholders’ equity and, accordingly, will have no effect on current operations.

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

Agent Receivables.    In the ordinary course of business, a subsidiary of USHEALTH advances commissions on policies written by its general agencies and their agents. Net agent receivables were approximately $2.6 million and $3.5 million at June 30, 2005 and December 31, 2004, respectively. Such subsidiary is reimbursed for these advances from the commissions earned over the respective policy’s life. In the event that policies lapse prior to the time the subsidiary has been fully reimbursed, the general agencies or the individual agents, as the case may be, are responsible for reimbursing the subsidiary for the outstanding balance of the commission advances. A reserve for uncollectible agents’ balances is routinely established based upon historical experience and projected commission earnings. As of June 30, 2005 and December 31, 2004, the Company’s allowances for uncollectible commission advances were approximately $3.7 million and $3.6 million, respectively.

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

Notes Payable.    Notes payable are stated at cost, which approximates fair value.

Federal Income Taxes.    The Company records income taxes based on the asset and liability approach, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequence of temporary differences between the carrying amounts and the tax basis of assets and liabilities. The tax effect of future taxable temporary differences (liabilities) and future deductible temporary differences (assets) are separately calculated and recorded when such differences arise. A valuation allowance, reducing any recognized deferred tax asset, must be recorded if it is determined that it is more likely than not that such deferred tax asset will not be realized. Net deferred tax assets of $17.9 million and $17.8 million at June 30, 2005 and December 31, 2004, respectively, were fully reserved.

Recognition of Revenue.    Premium revenues from insurance contracts are recognized when due from policyholders. Fee and service income is recognized when earned, the services have been provided and collection is reasonably assured.

Earnings Per Share.    Under GAAP, there are two measures of earnings per share: “basic earnings per share” and “diluted earnings per share”. Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were converted or exercised. For the six months ended June 30, 2005, stock options of 5,380,469 were anti-dilutive and were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive. For the six months ended June 30, 2004, 43,995,026 of common shares attributable to the conversion of USHEALTH’s Series B convertible participating preferred stock (see the Notes to the Condensed Consolidated Financial Statements – Note 4 – Conversion of Redeemable Convertible Preferred Stock) were included in the computation of basic and diluted earnings per share as of March 15, 2004. To include the common shares attributable to the conversion of USHEALTH’s preferred stock in the computation of diluted earnings per share from the beginning of 2004 would have been anti-dilutive. For the six months ended June 30, 2004, only 231,950 of 870,300 outstanding stock options were dilutive and included in the computation of diluted earnings per share.

The following table reflects the calculation of basic and diluted EPS (in thousands, except for per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

	(amounts in thousands, except per share amounts)

(Loss) income from continuing operations	$(319)	$1,234	$(1,069)	$1,505
Loss from discontinued operations	-	(185)	-	(385)

Net (loss) income	(319)	1,049	(1,069)	1,120
Preferred stock dividends	-	-	-	(430)

(Loss) income applicable to common stockholders	$(319)	$1,049	$(1,069)	$690

Weighted average shares outstanding:
Basic	50,764	50,532	50,713	32,643

Diluted	50,764	50,758	50,713	32,867

Basic and diluted (loss) earnings per share from
continuing operations	$(.01)	$.02	$(.02)	$.03

Basic and diluted loss per share from
discontinued operations	$-	$-	$-	$(.01)

Basic and diluted (loss) earnings per common share	$(.01)	$.02	$(.02)	$.02

Recently Issued Accounting Pronouncements.    In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004) (“FAS 123R”), Share-Based Payment. FAS123R eliminates the alternative to use APB No. 25‘s, “Accounting for Stock Issued to Employees,” intrinsic value method of accounting that was provided in Statement 123 as originally issued. This Statement establishes standards for accounting for transactions in which an entity exchanges its equity instruments for goods or services. It requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service, usually the vesting period, in exchange for the award. FAS123R is effective as of the beginning of the first interim period or annual reporting period that begins after June 15, 2005. Disclosed at Note 7 – Employee Benefit Plans is the effect on net loss and loss per share for the years presented if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation which the Company does not believe will significantly differ from the effects of adopting FAS123R.

NOTE 3 – DISCONTINUED OPERATIONS

On October 29, 2004, USHEALTH sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”), to an unrelated party and exited the printing business. In accordance with Statement of Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s printing subsidiary is reported as discontinued operations in the accompanying consolidated financial statements. The operating loss of WPS for the three months and six months ended June 30, 2004 is reflected in discontinued operations. Revenues from the discontinued operations of WPS for the three months and six months ended June 30, 2004 were approximately $1.0 million and $2.0 million, respectively.

NOTE 4 – CONVERSION OF REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 15, 2004, USHEALTH’s common shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s Series B convertible participating preferred stock (“Series B Preferred Stock”) into 43,995,026 shares of common stock. Preferred stock dividends of $430,000 accrued through March 15, 2004 were forgiven by preferred stockholders and, as a result, were credited to capital in excess of par value, and had no impact on total stockholders’ equity. All outstanding shares of the Series B Preferred Stock were held by Special Situations Holdings, Inc. – Westbridge (“SSHW”), the Company’s largest shareholder. The conversion of the Series B Preferred Stock increased the ownership percentage of SSHW in the Company’s common stock to approximately 93% from 49%.

NOTE 5 – RELATED PARTY TRANSACTION

On April 18, 2005, SSHW (USHEALTH’s largest stockholder) announced that it intends to take USHEALTH private through a “short-form” merger before year end 2005. SSHW currently owns approximately 93% of USHEALTH outstanding common stock which, under Delaware law, is sufficient to effectuate the merger without necessity of seeking approval by either the USHEALTH Board of Directors or its common stockholders. Common stockholders as of the effective date of the merger will receive $.31 in cash for each share of USHEALTH common stock held.

NOTE 6 — FINANCING ACTIVITIES

CSFB Financing.    USHEALTH received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC (“CSFBM”), which is an affiliate of SSHW (USHEALTH’s largest stockholder). The credit agreement relating to that loan (“CSFBM Credit Agreement”) provided USHEALTH with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010.

Absent any acceleration following an event of default, the Company may elect to pay interest in kind by issuance of additional notes. During the six months ended June 30, 2005, USHEALTH issued $496,000 in additional notes for payment of interest in kind, which increased the note payable balance at June 30, 2005 to approximately $16.7 million.

USHEALTH’s obligations to CSFBM are secured, pursuant to a guarantee and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, USHEALTH Funding, Inc. and USHEALTH Administrators, Inc. (formerly Ascent Management, Inc.), some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. Under this agreement, the Company is required to meet certain restrictive requirements including minimum statutory capital and surplus and RBC ratios for its Insurance Subsidiaries, and other customary covenants. At June 30, 2005, there were no events of default.

Bank Financing.    The majority of commission advances to NCM and ACB agents are financed through USHEALTH Funding, Inc. (“UFI”), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, UFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides UFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and ACB. The amounts outstanding under the Credit Agreement as of June 30, 2005 and December 31, 2004 were $50,000 and $250,000, respectively. The Credit Agreement as amended matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable.

UFI’s obligations under the Credit Agreement are secured by liens upon substantially all of UFI’s assets. UFI’s principal assets at June 30, 2005 are net agent receivables of $2.6 million. In addition, NCM, ACB and USHEALTH have guaranteed UFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of UFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). USHEALTH, certain of its subsidiaries, CSFBM and Frost have entered into an Intercreditor and Subordination Agreement dated as of December 31, 2003 to give effect to a subordination of the notes payable to CSFBM to up to $10 million in borrowings under the Credit Agreement. As of June 30, 2005, there were no events of default under the Credit or Guaranty Agreements.

NOTE 7 — EMPLOYEE BENEFIT PLANS

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

Compensation cost recognized in the income statement for stock-based employee and consultants (including marketing agents) compensation awards was approximately $0 and $200 for the three months ended June 30, 2005 and 2004, respectively, and $104 and $1,200 for the six months ended June 30, 2005 and June 30, 2004, respectively.

The following table illustrates the effect on loss applicable to common stockholders and loss per share if USHEALTH had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

(Loss) income from continuing operations	$(319)	$1,234	$(1,069)	$1,505
Total stock-based employee compensation
expense determined under fair value
based method for all awards,
net of related tax effects	(77)	(3)	(158)	(27)

Proforma (loss) income from continuing
operations	(396)	1,231	(1,227)	1,478
Loss from discontinued operations	-	(185)	-	(385)

Proforma net (loss) income	(396)	1,046	(1,227)	1,093
Preferred stock dividends	-	-	-	430

Proforma (loss) income applicable to
common stockholders	$(396)	$1,046	$(1,227)	$663

(Loss) earnings per share from continuing
operations:
Basic and diluted - as reported	$(.01)	$.02	$(.02)	$.03
Basic and diluted -proforma	$(.01)	$.02	$(.02)	$.03
Loss per share from discontinued
operations:
Basic and diluted - as reported	$-	$-	$-	$(.01)
Basic and diluted - proforma	$-	$-	$-	$(.01)
(Loss) earnings per share:
Basic and diluted - as reported	$(.01)	$.02	$(.02)	$.02
Basic and diluted - proforma	$(.01)	$.02	$(.02)	$.02

For purposes of pro forma disclosure, the estimated fair value of the stock compensation is amortized to expense over the stock’s vesting period. The effect on net loss of the stock compensation amortization for the year presented above is not likely to be representative of the effects on reported income for future years.

NOTE 8 — COMMITMENTS AND CONTINGENCIES

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

The Company’s Insurance Subsidiaries are subject to extensive governmental regulation and supervision at both federal and state levels. Such regulation includes premium rate levels, premium rate increases, policy forms, minimum loss ratios, dividend payments, claims settlement, licensing of insurers and their agents, capital adequacy, transfer of control, and amount and type of investments. Additionally, there are numerous health care reform proposals and regulatory initiatives under consideration, which if enacted, could have significant impact on the Company’s results of operations.

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

The following discussion provides management’s assessment of financial condition at June 30, 2005 as compared to December 31, 2004 and results of operations for the three months and six months ended June 30, 2005 as compared to the comparable 2004 period for the Company. This discussion updates the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2004 Report on Form 10-K and should be read in conjunction therewith.

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

OPERATING RESULTS

Consolidated results of operations for USHEALTH are reported for the three and six months ended June 30, 2005 and 2004. (In thousands except insurance operating ratios.)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Premiums	$20,467	$23,038	$41,794	$46,831
Other insurance revenue	320	481	671	967
Net investment income	1,373	1,329	2,743	2,731
Net realized loss on investments	(8)	(3)	(12)	(5)

Total insurance revenues	22,152	24,845	45,196	50,524

Benefits and claims	13,648	14,933	28,252	31,170
Commissions	2,162	2,517	4,488	5,195
Change in deferred policy acquisition costs	345	68	717	311
General and administrative expense	5,365	5,104	10,915	10,402
Taxes, licenses and fees	797	967	1,614	1,886
Interest expense on bank facilities	16	15	32	32
Interest expense on note payable to related party	253	238	500	473

Total insurance operating expenses	22,586	23,842	46,518	49,469

Insurance operating results	(434)	1,003	(1,322)	1,055

Fee and service income	833	919	1,627	1,908
Fee and service expenses	718	688	1,374	1,458

Fee and service results	115	231	253	450

(Loss) income from continuing operations before
income taxes	(319)	1,234	(1,069)	1,505
Federal income taxes	-	-	-	-

(Loss) income from continuing operations	(319)	1,234	(1,069)	1,505

Loss from discontinued operations before
income taxes (1)	-	(185)	-	(385)
Federal income tax expense	-	-	-	-

Loss from discontinued operations	-	(185)	-	(385)

Net (loss) income	(319)	1,049	(1,069)	1,120
Preferred stock dividends	-	-	-	430

(Loss) income applicable to common Stockholders	$(319)	$1,049	$(1,069)	$690

Insurance operating ratios*
Benefits and claims	66.7%	64.8%	67.6%	66.6%
Commissions	10.6%	10.9%	10.7%	11.1%
Change in deferred policy acquisition costs	1.7%	0.3%	1.7%	0.7%
General and administrative expenses	25.8%	21.7%	25.7%	21.8%
Taxes, licenses and fees	3.9%	4.2%	3.9%	4.0%

(1)	In October 2004, the Company sold its printing subsidiary, Westbridge Printing Services, Inc. (“WPS”). The operating results of WPS are presented as loss from discontinued operations.

*Ratios are calculated as a percent of premium with the exception of the general and administrative expense ratio, which is calculated as a percent of premiums plus other insurance revenue.

Overview.    For the second quarter of 2005, loss from continuing operations was ($319,000) compared to income from continuing operations of $1.2 million for the corresponding period in 2004. The ($1.5) million decrease in income from continuing operations was principally due to a ($1.4) million decrease in insurance operating results. For the six months ended June 30, 2005, loss from continuing operations was ($1.1) million compared to $1.5 million for the corresponding period in 2004. The ($2.6) million decrease in income from continuing operations was principally due to a ($2.4) million decrease in insurance operating results and a ($197,000) decrease in fee and service results.

The decline in insurance operating results for 2005 is partially attributable to planned marketing and administrative infrastructure initiatives, which increased general and administrative expense by approximately $527,000 for the second quarter of 2005 and $1.1 million for the six months ended June 30, 2005 as compared to the corresponding prior year periods. The general and administrative expense ratio was also adversely impacted by a decline in premium revenue during 2005 that resulted in decreased coverage of fixed overhead expenses and accounted for approximately $333,000 and $595,000 of the decline in insurance operating results for the second quarter and year to date 2005, respectively. In addition, the claims and benefits ratio for the second quarter of 2005 was 1.9 percentage points higher than the second quarter of 2004, which accounted for approximately $400,000 of the decrease in insurance operating results for the quarter and year to date 2005.

On October 29, 2004, the Company sold its printing subsidiary and exited the printing business. The losses from discontinued operations for the three months and six months ended June 30, 2004 of ($185,000) and ($385,000), respectively, represented operating losses.

On March 15, 2004, USHEALTH’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized number of shares of common stock to 75 million shares from 30 million shares. The approval of this amendment resulted in the automatic conversion of all 37,504 outstanding shares of the Company’s convertible participating Series B preferred stock into 43,995,026 shares of common stock. As a result, preferred stock dividends of $430,000 accrued through March 15, 2004 were credited to capital in excess of par value and had no impact on total stockholders’ equity. All shares of the Series B preferred stock were held by Special Situations Holdings, Inc. – Westbridge (“SSHW”), the Company’s largest shareholder. The conversion of Series B preferred stock increased the ownership of SSHW in the Company’s common stock to approximately 93% from 49%.

On April 18, 2005, SSHW announced that it intends to take USHEALTH private through a “short-form” merger before year end 2005. Under Delaware law, SSHW’s 93% common stock ownership position is sufficient to effectuate the merger without necessity of seeking approval by either the USHEALTH Board of Directors or its common stockholders. Common stockholders as of the effective date of the merger will receive $.31 in cash for each share of USHEALTH common stock held.

The following narratives discuss the principal components of insurance operating results.

Premiums.    The Insurance Subsidiaries’ premium revenue is derived principally from the following medical expense reimbursement products: comprehensive major medical, hospital/surgical medical expense and supplemental products, including specified disease coverage and Medicare supplement. Comprehensive major medical products are generally designed to reimburse insureds for eligible expenses incurred for hospital confinement, surgical expenses, physician services, outpatient services, and the cost of laboratory and diagnostic services, as well as inpatient medicines. Hospital surgical medical expense products are similar to comprehensive major medical products with respect to benefits for inpatient services, except that deductibles and coinsurance provisions are generally higher. However, benefits for outpatient services are generally more limited under hospital/surgical medical expense coverage than comprehensive major medical coverage. Supplemental products include blanket group accident coverage, blanket group hospital daily indemnity coverage, as well as individual indemnity policies for hospital confinement and convalescent care for treatment of specified diseases and “event specific” individual policies, which provide fixed benefits or lump sum payments directly to the insured upon diagnosis of certain types of internal cancer or heart disease. Prior to 1998, the Insurance Subsidiaries also underwrote Medicare supplement products and continue to receive renewal premiums from such policies.

Premium revenue, in thousands, for each major product line is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Major medical:
First-year	$2,931	$3,859	$6,176	$7,724
Renewal	9,878	10,734	20,070	21,823

Subtotal	12,809	14,593	26,246	29,547

Supplemental specified disease:
First-year	14	67	32	139
Renewal	4,663	4,935	9,430	10,017

Subtotal	4,677	5,002	9,462	10,156

Medicare supplement:
Renewal	2,584	3,064	5,277	6,292

Subtotal	2,584	3,064	5,277	6,292

Other	397	379	809	836

Consolidated Premium Revenue	$20,467	$23,038	$41,794	$46,831

Total premiums decreased $2.6 million, or 11.2%, for the second quarter of 2005 as compared to the second quarter of 2004. Total premiums decreased $5.0 million, or 10.8%, for the six months ended June 30, 2005 as compared to the 2004 corresponding period. Major medical premiums declined due to lower new business sales and a disciplined pricing philosophy focused upon profitability. In addition, supplemental specified disease and Medicare supplement premiums declined due to normal lapsing of policies.

The accident and health insurance industry is highly competitive and includes a large number of insurance companies, many of which have substantially greater financial resources, broader and more diversified product lines than the Company. Starting in 2004, and accelerating in 2005, a number of new and formidable competitors have entered the individual health insurance marketplace. As a result, the competition for new individual health insurance customers has intensified. This competition for market share in the individual health market is creating significant pricing pressure on all carriers. The Company is evaluating its market position. If current individual health insurance market pricing trends continue, the Company’s ability to sell new individual health insurance policies may be adversely impacted and result in an accelerating decline in premium revenue.

Benefits and Claims.    Benefits and claims are comprised of (1) claims paid, (2) changes in claim reserves for claims incurred (whether or not reported), and (3) changes in future policy benefit reserves (see Financial Condition – “Claims Reserves” and “Future Policy Benefit Reserves”). The increase in the benefits and claims ratio from 64.8% for the second quarter of 2004 to 66.7% for the second quarter of 2005 and from 66.6% for year to date June 30, 2004 to 67.6% for year to date June 30, 2005 is principally due to the increased severity and frequency of major medical claims reported in the second quarter of 2005.

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

FINANCIAL CONDITION

Investments.    The following table summarizes the Company’s fixed maturity securities, excluding short-term investments. All of the Company’s fixed maturity securities are classified as available-for-sale and are carried at fair value. Investments in the debt securities of corporations are principally in publicly traded bonds.

	June 30, 2005		December 31, 2004

Fixed Maturity Securities	Fair Value	%	Fair Value	%

	(in 000’s)		(in 000’s)
U.S. Government and governmental agencies
and authorities (except mortgage backed)	$10,873	10.8	$10,912	10.9
Finance companies	22,705	22.6	23,083	23.1
Public utilities	10,154	10.1	10,123	10.2
Mortgage-backed securities	21,584	21.5	20,420	20.5
States, municipalities and political subdivisions	3,323	3.3	2,309	2.3
All other corporate bonds	31,865	31.7	32,882	33.0

Total fixed maturity securities	$100,504	100.0	$99,729	100.0

The following table indicates by rating the composition of the Company’s fixed maturity securities portfolio, excluding short-term investments.

	June 30, 2005		December 31, 2004

Composition of Fixed Maturity Securities by Rating	Fair Value	%	Fair Value	%

	(in 000’s)		(in 000’s)
Ratings
Investment grade:
U.S. Government and agencies	$22,071	22.0	$19,892	19.9
AAA	12,286	12.2	12,384	12.4
AA	3,872	3.8	4,069	4.1
A	31,420	31.3	32,545	32.6
BBB	27,754	27.6	28,505	28.6
Non-Investment grade:
BB	2,211	2.2	1,785	1.8
B and below	890	0.9	549	0.6

Total fixed maturity securities	$100,504	100.0	$99,729	100.0

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

The scheduled contractual maturities of the Company’s fixed maturity securities, excluding short-term investments and certificates of deposit, at June 30, 2005 and December 31, 2004 are shown in the table below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	June 30, 2005		December 31, 2004

Composition of Fixed Maturity Securities by Maturity	Fair Value	%	Fair Value	%

	(in 000’s)		(in 000’s)
Scheduled Maturity
Due in one year or less	$4,852	4.8	$2,003	2.0
Due after one year through five years	27,086	27.0	29,122	29.2
Due after five years through ten years	31,198	31.0	33,540	33.6
Due after ten years	15,784	15.7	14,644	14.7
Mortgage-backed and asset-backed securities	21,584	21.5	20,420	20.5

Total fixed maturity securities	$100,504	100.0	$99,729	100.0

Claim Reserves.    Claim reserves are established by the Insurance Subsidiaries for benefit payments which have already been incurred by the policyholder, but which have not been paid by the applicable Insurance Subsidiary. Claim reserves totaled $25.3 million at June 30, 2005 as compared to $24.6 million at December 31, 2004. The process of estimating claim reserves involves the active participation of experienced actuaries with input from the underwriting, claims, and finance departments. The inherent uncertainty in estimating claim reserves is increased when significant changes occur. Changes impacting the Insurance Subsidiaries include: (1) changes in economic conditions; (2) changes in state or federal laws and regulations, particularly insurance reform measures; (3) writings of significant blocks of new business and (4) significant changes in claims payment patterns. Because claim reserves are estimates, management monitors reserve adequacy over time, evaluating new information as it becomes available and adjusting claim reserves as necessary. Such adjustments are reflected in current operations.

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

Future Policy Benefit Reserves.    Policy benefit reserves are established by each applicable Insurance Subsidiary for benefit payments that have not been incurred, but are estimated to be incurred, in the future. Policy benefit reserves totaled $53.1 million at June 30, 2005 as compared to $53.5 million at December 31, 2004. Policy benefit reserves are calculated according to the net level premium reserve method and are equal to the discounted present value of the applicable Insurance Subsidiary’s expected future policyholder benefits minus the discounted present value of its expected future net premiums.

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

LIQUIDITY, CAPITAL RESOURCES AND STATUTORY CAPITAL AND SURPLUS

General.    The primary sources of cash for the Company’s consolidated operations are premiums and fees from insurance policies, sales and maturity of invested assets and investment income, while the primary uses of cash are payments of insurance policy benefits, claims and commissions, and general operating expenses. Net cash provided by operations totaled $1.2 million and $3.5 million for the three and six months ended 2005 and totaled $0.9 million and $2.2 million for the three and six months ended 2004.

USHEALTH is a holding company, the principal assets of which consist of the capital stock of its subsidiaries and invested assets. USHEALTH’s principal sources of funds are comprised of dividends from its non-insurance subsidiaries. The Insurance Subsidiaries are precluded from paying dividends without prior approval of the Texas Insurance Commissioner, as the Insurance Subsidiaries’ earned surplus is negative due to statutory losses incurred prior to 2003. USHEALTH’s principal uses of cash are for general and administrative expenses and to make discretionary additional investments in its Insurance Subsidiaries in the form of capital contributions to maintain desired statutory capital and surplus levels. USHEALTH made no capital contributions to its Insurance Subsidiaries during the six months ended June 30, 2005 and June 30, 2004. As of June 30, 2005, USHEALTH had approximately $4.2 million in unrestricted cash and invested assets.

Related Party Financing.    USHEALTH received debt financing to fund an $11 million capital contribution to FLICA in April 2001 from Credit Suisse First Boston Management LLC, (“CSFBM”), which is an affiliate of Special Situations Holdings, Inc. – Westbridge (“SSHW”) (USHEALTH’s largest common stockholder), and a subsidiary of Credit Suisse First Boston LLC (“CSFB”). The Credit Agreement relating to that loan (“CSFBM Credit Agreement”) provided USHEALTH with total loan commitments of $11 million, all of which were drawn in April 2001. Under restructured terms effective December 31, 2003, the loan bears interest at a rate of 6% per annum and matures in March 2010. Absent any acceleration following an event of default, USHEALTH may elect to pay interest in kind by issuance of additional notes. During the six months ended June 30, 2005, USHEALTH issued $496,000 in additional notes for payment of interest in kind which increased the notes payable balance to CSFBM at June 30, 2005 to approximately $16.7 million. USHEALTH’s obligations to CSFBM are secured, pursuant to a guaranty and security agreement and pledge agreements, by substantially all of the assets of USHEALTH and its subsidiaries (excluding the capital stock and the assets of AICT, FLICA, NFL, NFIC, NCM, USHEALTH Funding, Inc. and USHEALTH Administrators, Inc. (formerly Ascent Management, Inc.), some or all of which is pledged as collateral for bank financing described below). USHEALTH’s subsidiaries (other than those listed above) have also guaranteed USHEALTH’s obligations under the CSFBM Credit Agreement. At June 30, 2005, there were no events of default.

Bank Financing.    The majority of commission advances to NCM and ACB agents are financed through USHEALTH Funding, Inc. (“UFI”), an indirect wholly owned subsidiary of USHEALTH. On December 31, 2003, UFI entered into a Credit Agreement (the “Credit Agreement”) with Frost National Bank (“Frost”) that provides UFI with a $3.0 million revolving loan facility, the proceeds of which are used to purchase agent advance receivables from NCM and ACB. As of June 30, 2005 and December 31, 2004, $50,000 and $250,000, respectively, were outstanding under the Credit Agreement. The Credit Agreement, as amended, matures on January 15, 2007, at which time the outstanding principal and interest will be due and payable. The Company maintains an agent receivable financing arrangement to facilitate growth in new business sales.

UFI’s obligations under the Credit Agreement are secured by liens upon substantially all of UFI’s assets. UFI’s principal assets at June 30, 2005 are net agent receivables of $2.6 million. In addition, NCM, ACB and USHEALTH have guaranteed UFI’s obligation under the Credit Agreement, and have pledged all of the issued and outstanding shares of the capital stock of UFI, NFL, and FLICA as collateral for those guaranties (the “Guaranty Agreements”). As of June 30, 2005, there were no events of default under the Credit or Guaranty Agreements.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    Under the supervision and with the participation of USHEALTH’s management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as of June 30, 2005, the end of the period covered by this report. Based on such evaluation, USHEALTH’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by USHEALTH in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

Changes in internal control over financial reporting.    There were no changes in the Company’s internal controls over financial reporting that have materially affected, or, are reasonably likely to materially affect, these controls during the period covered by this quarterly report.

PART II

ITEM 6 — EXHIBITS

(a) Exhibits:

The following exhibits are filed herewith. Exhibits incorporated by reference are indicated in the parentheses following the description.

3.1	Second Amended and Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware on March 24, 1999 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-A filed on March 25, 1999).

3.2	Amended and Restated By-Laws of the Company, effective as of March 24, 1999 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-A filed on March 25, 1999).

3.3	Amendment to the By-Laws of the Company, effective as of April 5, 2000 (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

3.4	Certificate of Elimination of Series A Preferred Stock of the Company dated December 31, 2003 (incorporated by reference to Exhibit 3.1 to the Company’s 8-K filed on January 6, 2004).

3.5	Certificate of Designation for Series B Convertible Participating Preferred Stock of the Company dated December 31, 2003 (incorporated by reference to Exhibit 3.2 to the Company’s 8-K filed on January 6, 2004).

3.6	Certificate of Amendment of the Second Amended and Restated Certificate of Incorporation dated March 3, 2005 (incorporated by reference to Exhibit 3.6 to USHEALTH’s 10K for the year ended December 31, 2004).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-A filed on March 25, 1999).

4.2	Form of Warrant Certificate, included in the Form of Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-A filed on March 25, 1999).

4.3	Form of Warrant Agreement dated as of March 24, 1999, between Company and LaSalle National Bank, as warrant agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A filed on March 25, 1999).

4.4	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.1	Second Amended and Restated Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between National Foundation Life Insurance Company, National Financial Insurance Company, American Insurance Company of Texas, Freedom Life Insurance Company of America, and Westbridge Funding Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.2	Amended and Restated Non-Insurance Company Sellers Receivables Purchase and Sale Agreement, dated as of June 6, 1997 between American Senior Security Plans, L.L.C., Freedom Marketing, Inc., Health Care-One Insurance Agency, Health Care-One Marketing Group, Inc., LSMG, Inc., Senior Benefits of Texas, Inc., and Westbridge Marketing Corporation (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.3	Lock-Up Agreement, dated as of September 16, 1998, by and among the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on September 21, 1998).

10.4	Stock Purchase Agreement, dated as of September 16, 1998, between the Company and Credit Suisse First Boston Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on September 21, 1998).

10.5	Registration Rights Agreement dated as of March 24, 1999 between the Company and Special Situations Holdings, Inc. – Westbridge (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.6	1999 Stock Option Plan dated as of March 24, 1999 (incorporated by reference to the Company’s Schedule 14A filed with the Commission on April 30, 1999).

10.7	Credit Agreement dated April 17, 2001 between the Company and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 25, 2001).

10.8	Guaranty and Security Agreement dated April 17, 2001 among Foundation Financial Services, Inc., NationalCare® Marketing, Inc., LifeStyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits L.L.C. and Westbridge Printing Services, Inc., and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed April 25, 2001).

10.9	Pledge Agreement dated April 17, 2001 between the Company and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 25, 2001).

10.10	Employment Agreement dated as of December 18, 2002, by and between the Company, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.11	Employment Agreement dated as of December 18, 2002, by and between the Company, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.37 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.12	Employment Agreement dated as of January 10, 2003, by and between the Company, Ascent Management, Inc. and Mr. Konrad H. Kober (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.13	Employment Agreement dated as of January 10, 2003, by and between the Company, Ascent Management, Inc. and Ms. Cynthia B. Koenig (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.14	First Amendment to Credit Agreement dated February 26, 2003 between the Company and Credit Suisse First Boston Management Corporation (incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.15	Exchange Agreement among the Company, Credit Suisse First Boston Management, LLC, and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on January 6, 2004).

10.16	First Amendment to Registration Rights Agreement between the Company and Special Situations Holdings, Inc. – Westbridge dated December 31, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s 8-K filed on January 6, 2004).

10.17	Second Amendment to Credit Agreement dated December 31, 2003 between the Company and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.3 to the Company’s 8-K filed on January 6, 2004).

10.18	First Amendment and Waiver to Guaranty and Security Agreement dated December 31, 2003 between Foundation Financial Services, Inc., NationalCare® Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits, LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.4 to the Company's 8-K filed on January 6, 2004).

10.19	Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and the Company and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.5 to the Company’s 8-K filed on January 6, 2004).

10.20	Credit Agreement dated as of December 31, 2003 among Ascent Funding, Inc., the Company, NationalCare® Marketing, Inc. and the Frost National Bank including exhibits to such agreement, Pledge and Security Agreement dated December 31, 2003 between NationalCare® Marketing, Inc. and Frost National Bank, Pledge and Security Agreement dated December 31, 2003 between the Company and Frost National Bank, Revolving Promissory Note dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Security Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank, Waiver of Jury Trial and Notice of Final Agreement dated December 31, 2003 between Ascent Funding, Inc. and Frost National Bank and Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and the Company and named subsidiaries dated December 31, 2003 (incorporated by reference to Exhibit 10.49 to the Company’s 10-K for the year ended December 31, 2003).

10.21	Extension of Employment Agreement dated as of March 16, 2004 by and between the Company, Ascent Management, Inc. and Mr. Patrick J. Mitchell (incorporated by reference to Exhibit 10.39 to the Company’s 10Q for the quarter ended March 31, 2004).

10.22	Extension of Employment Agreement dated as of March 16, 2004 by and between the Company, Ascent Management, Inc. and Mr. Patrick H. O’Neill (incorporated by reference to Exhibit 10.40 to the Company’s 10Q for the quarter ended March 31, 2004).

10.23	First Amendment To Credit Agreement And Security Agreement dated as of July 6, 2004 between Ascent Funding, Inc., the Company, NationalCare® Marketing, Inc., AmeriCare Benefits, Inc. and Frost National Bank including exhibits to such agreement, Guaranty Agreement between AmeriCare Benefits, Inc. and Frost National Bank; First Restated Guaranty Agreement between NationalCare® Marketing, Inc. and Frost National Bank dated July 6, 2004; First Amendment to Intercreditor and Subordination Agreement among Frost National Bank, Credit Suisse First Boston Management, LLC and the Company and named subsidiaries dated as of July 6, 2004 (incorporated by reference to Exhibit 10.41 to the Company’s 10Q for the quarter ended September 30, 2004).

10.24	Employment Agreement dated as of September 1, 2004 by and between the Company and Mr. Benjamin M. Cutler (incorporated by reference to Exhibit 10.42 to the Company’s 10Q for the quarter ended September 30, 2004).

10.25	Third Amendment to Credit Agreement dated September 1, 2004 between the Company and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.43 to the Company’s 10Q for the quarter ended September 30, 2004).

10.26	First Amendment to Pledge Agreement dated October 28, 2004 between the Company and Credit Suisse First Boston Management, LLC (incorporated by reference to Exhibit 10.44 to the Company’s 10Q for the quarter ended September 30, 2004).

10.27	Second Amendment and Consent to Guaranty and Security Agreement dated October 28, 2004 between Foundation Financial Services, Inc., NationalCare® Marketing, Inc., Lifestyles Marketing Group, Inc., Precision Dialing Services, Inc., Senior Benefits LLC, and Westbridge Printing Services, Inc. and Credit Suisse First Boston Management LLC (incorporated by reference to Exhibit 10.45 to the Company's 10Q for the quarter ended September 30, 2004).

10.28	Sale and Purchase Agreement dated October 29, 2004 between the Company and Printers Alliance, Inc. (incorporated by reference to Exhibit 10.46 to the Company’s 10Q for the quarter ended September 30, 2004).

10.29	Second Amendment to Credit Agreement, dated as of December 29, 2004, among Ascent Funding, Inc., the Company, NationalCare® Marketing, Inc., AmeriCare Benefits, Inc. and the Frost National Bank; Waiver of Jury Trial and Notice of Final Agreement between Ascent Funding Inc. and The Frost National Bank dated December 29, 2004 (incorporated by reference to Exhibit 10.29 to USHEALTH’s 10K for the year ended December 31, 2004).

10.30	Consent Related to Intercreditor and Subordination Agreement among the Frost National Bank, Credit Suisse First Boston Management, LLC, and the Company and named subsidiaries dated December 29, 2004 (incorporated by reference to Exhibit 10.30 to USHEALTH’s 10K for the year ended December 31, 2004).

31.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Cynthia B. Koenig, Chief Financial Officer and Treasurer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Benjamin M. Cutler, Chairman and Chief Executive Officer and Cynthia B. Koenig, Senior Vice President, Chief Financial Officer and Treasurer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 10-Q

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

USHEALTH GROUP, INC.

/s/ Cynthia B. Koenig Cynthia B. Koenig Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated at Fort Worth, Texa
August 3, 2005